Form 10-Q
period 1996-06-30
NEWFIELD EXPLORATION CO /DE/
filed 1996-07-26
CIK 912750

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                         Commission file number 1-12534




                          NEWFIELD EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)


               Delaware                                         72-1133047
     (State or other jurisdiction                           (I.R.S. employer
   of incorporation or organization)                     identification number)


      363 N. Sam Houston Parkway E.
               Suite 2020
             Houston, Texas                                       77060
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code: (713)
847-6000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 25, 1996, there were 17,471,133 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS

                                                                     Page

                                     PART I

Item 1.  Financial Statements:
           Balance Sheet as of June 30, 1996
              and December 31, 1995. . . . . . . . . . . .             1

           Statement of Income for the three months ended
              June 30, 1996 and 1995 and for the six
                 months ended June 30, 1996 and 1995 . . .             3

           Statement of Cash Flows for the six months
              ended June 30, 1996 and 1995 . . . . . . . .             4

           Notes to Financial Statements . . . . . . . . .             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .             8


                             PART II

Item 4.  Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . .            15

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .            16


                          NEWFIELD EXPLORATION COMPANY
                                 BALANCE SHEET
                  (In thousands of dollars, except share data)
                                  (Unaudited)


                                              June 30,      December 31,
                                                1996            1995
                                            ------------    ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . .   $    19,352      $   12,533
  Accounts receivable, oil and gas. . . .        25,013          25,332
  Other . . . . . . . . . . . . . . . . .         2,379           4,952
                                            ------------    ------------
    Total current assets. . . . . . . . .        46,744          42,817
                                            ------------    ------------
Oil and gas properties (full cost method,
  of which $30,519 at June 30, 1996 and
  $19,517 at December 31, 1995 were
  excluded from amortization) . . . . . .       419,603         362,857
Furniture, fixtures and equipment . . . .         2,072           1,806
Less-accumulated depreciation,
  depletion and amortization. . . . . . .      (164,491)       (135,148)
                                            ------------    ------------
                                                257,184         229,515
                                            ------------    ------------
Other assets . . . . . . . . . . . . . .          5,584           5,074
                                            ------------    ------------
    Total assets . . . . . . . . . . . .    $   309,512      $  277,406
                                            ===========     ============


                          NEWFIELD EXPLORATION COMPANY
                                 BALANCE SHEET
                  (In thousands of dollars, except share data)
                                  (Unaudited)

                                              June 30,      December 31,
                                                1996            1995
                                            ------------    ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities. . . . . . . . . . . . .    $    32,482      $   24,487
  Advances from joint owners . . . . . .          4,363           1,673
  Current maturities of capital
    lease obligations. . . . . . . . . .            270             422
  Current maturities of long-term debt .           ---            5,000
                                            -----------     -----------
    Total current liabilities. . . . . .         37,115          31,582
                                            -----------     -----------
Other liabilities. . . . . . . . . . . .          1,814           1,060
Long-term capital lease obligations. . .             52             152
Long-term debt . . . . . . . . . . . . .         24,000          25,000
Deferred taxes . . . . . . . . . . . . .         33,554          26,041
                                            -----------     -----------
    Total long-term liabilities. . . . .         59,420          52,253
                                            -----------     -----------
Commitments and contingencies (Note 3) .           ---             ---
Stockholders' equity (Note 1):
  Preferred stock ($.01 par value,
    5,000,000 share authorized,
    no shares issued). . . . . . . . . .           ---             ---
  Common stock ($.01 par value,
    50,000,000 shares authorized;
    17,469,133 and 17,177,422
    shares issued and outstanding
    at June 30, 1996 and December 31,
    1995, respectively). . . . . . . . .            173             171
Additional paid-in capital . . . . . . .        144,084         138,002
Unearned compensation  . . . . . . . . .         (3,669)         (1,113)
Retained earnings  . . . . . . . . . . .         72,389          56,511
                                            -----------     -----------
    Total stockholders' equity . . . . .        212,977         193,571
                                            -----------     -----------
    Total liabilities and
      stockholders' equity . . . . . . .    $   309,512      $  277,406
                                            ===========     ===========

  The accompanying notes are an integral part of the financial statements.

                          NEWFIELD EXPLORATION COMPANY
                              STATEMENT OF INCOME
               (In thousands of dollars, except per share data)
                                  (Unaudited)

                                Three Months Ended        Six Months Ended
                                     June 30,                June 30,
                                 1996        1995         1996       1995
                              ----------  ----------   ---------- ----------
Oil and gas revenues. . . .   $  33,013   $  24,811    $  65,975  $  43,840
                              ----------  ----------   ---------- ----------
Operating expenses:
  Lease operating . . . . .       4,052       3,740        7,398      6,345
  Depreciation, depletion
    and amortization. . . .      14,625      12,903       29,346     22,954
  General and
    administrative, net . .       1,643       1,329        4,073      2,606
  Stock compensation. . . .         531         198          873        390
                              ----------  ----------   ---------- ----------
    Total operating
      expenses. . . . . . .      20,851      18,170       41,690     32,295
                              ----------  ----------   ---------- ----------
Income from operations. . .      12,162       6,641       24,285     11,545
Other income (expense):
  Interest income . . . . .         129         210          283        612
  Interest expense, net . .         (70)        (56)        (144)      (130)
                              ----------  ----------   ---------- ----------
                                     59         154          139        482
                              ----------  ----------   ---------- ----------
Income before income taxes .     12,221       6,795       24,424     12,027
Income tax provision . . . .      4,272       2,378        8,546      4,207
                              ----------  ----------   ---------- ----------
Net income . . . . . . . . .  $   7,949   $   4,417    $  15,878  $   7,820
                              ==========  ==========   ========== ==========

Earnings per common share. .  $    0.43   $   0 .24    $    0.86  $    0.44
                              ==========  ==========   ========== ==========
Weighted average number
  of shares and common
  stock equivalents
  outstanding. . . . . . . .     18,662      18,099       18,503     17,911
                              ==========  ==========   ========== ==========



  The accompanying notes are an integral part of these financial statements.

                          NEWFIELD EXPLORATION COMPANY
                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                                1996            1995
                                            ------------    ------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . .    $    15,878      $    7,820

Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation, depletion
        and amortization . . . . . . . .         29,346          22,954
      Deferred taxes . . . . . . . . . .          8,529           4,012
      Stock compensation . . . . . . . .            873             390
      Realized loss on sale of
        investment securities. . . . . .           ---               32
                                            -------------   ------------
                                                 54,626          35,208
    Changes in operating assets and
      liabilities:
      Decrease in accounts receivable,
        oil and gas. . . . . . . . . . .            383           2,211
      Decrease (increase) in other
        current assets . . . . . . . . .          2,573          (1,148)
      Increase in other assets . . . . .           (501)            (76)
      Increase (decrease) in accounts
        payable and accrued
        liabilities. . . . . . . . . . .            578          (1,561)
      Increase in advance from
        joint owners . . . . . . . . . .          2,680             733
      Increase in other liabilities. . .            754             526
                                            ------------    ------------
        Net cash provided by
          operating activities . . . . .         61,103          35,893
                                            ------------    ------------
Cash flows from investing activities:
      Additions to oil
        and gas properties . . . . . . .        (49,402)        (48,511)
      Additions to furniture,
        fixtures and equipment . . . . .           (269)            (57)
      Sales of investment securities . .            ---           8,227
                                            ------------    ------------
        Net cash used in
          investing activities . . . . .        (49,671)        (40,341)
                                            ------------    ------------


                          NEWFIELD EXPLORATION COMPANY
                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                                1996            1995
                                            ------------    ------------
Cash flows from financing activities:
      Proceeds from borrowings . . . . .         97,000          40,000
      Repayments of borrowings . . . . .       (103,000)        (30,000)
      Proceeds from issuance of
        common stock, net. . . . . . . .          1,637           3,221
      Payments on capital
        lease obligations. . . . . . . .           (250)           (281)
                                            ------------    ------------
        Net cash provided by (used in)
          financing activities . . . . .         (4,613)         12,940
                                            ------------    ------------
Increase in cash and cash
      equivalents. . . . . . . . . . . .          6,819           8,492
Cash and cash equivalents,
      beginning of period. . . . . . . .         12,533          10,412
                                            ------------    ------------
Cash and cash equivalents,
      end of period. . . . . . . . . . .    $    19,352      $   18,904
                                            ============    ============

  The accompanying notes are an integral part of the financial statements.

                          NEWFIELD EXPLORATION COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Accounting Policies

     The unaudited financial statements of Newfield Exploration Company (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1996 and the Company's results of operations for the three- and six-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required of financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including those financial statements and notes thereto incorporated by reference from the Company's 1995 Annual Report to Stockholders.

(2)  Debt

     On May 20, 1996 the Company executed an unsecured revolving credit agreement with a current commitment of $125 million ("Aggregate Commitment"). As of June 30, 1996, $24.0 million was outstanding under this credit agreement and the Company's borrowing base was $125 million ("Borrowing Base"). The Borrowing Base is determined by the majority banks party to the agreement on May 1 and November 1 of each year. The level of funds available to be borrowed under the agreement will be established quarterly by the Company (the "Designated Borrowing Base"). The Designated Borrowing Base is an amount greater than or equal to the Designated Borrowing Base Floor Amount, $50 million through January 31, 1997 and $75 million thereafter but less than or equal to the Borrowing Base. The Company retains the ability, subject to notification, to increase the Designated Borrowing Base to an amount not to exceed the Borrowing Base.

     Borrowings under the credit agreement bear interest, payable quarterly, at the Company's option at (i) the higher of (a) the federal fund rate (5.38% at June 30, 1996) plus 1/2% and (b) the bank's prime rate (8.25% at June 30.
1996), plus a variable margin, which ranges up to 1/4% based upon the loan amount outstanding relative to the borrowing base, or (ii) LIBOR (30 day LIBOR was 5.50% at June 30, 1996) plus a variable margin, which ranges from 3/4% to 1-1/4% based upon the loan amount outstanding relative to the borrowing base. The credit agreement also provides for a commitment fee, to be paid quarterly, of 3/8ths of 1% per annum on the unused Designated Borrowing Base available to the Company. In addition, a standby fee, to be paid quarterly, of 1/8th of 1% per annum will be paid or the difference between the Designated Borrowing Base and the Aggregate Commitment.

     The credit agreement provides for a revolving credit period through June 30, 1998, at which time the aggregate loans outstanding under the credit agreement convert to a term loan with quarterly maturities through June 30, 2001.

     The credit agreement contains affirmative and negative covenants, which, among other things, require the Company to maintain a working capital ratio, as defined, of at least 1.1 to 1.0 and a fixed charge coverage ratio, as defined, of at least 1.5 to 1.0. The credit agreement also limits the incurrence of additional debt, additional liens on properties, sale of certain assets and the declaration or payment of dividends.

(3)  Contingencies

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position and results of operations of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, as evidenced by the recent volatility of oil and gas prices, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas reserves that may be economically produced and access to capital.

     The Company's results of operations may vary significantly from quarter to quarter as a result of development operations, commodity prices, the curtailment of production in association with workover and recompletion activities and the incurrence of expenses related thereto, the timing and amount of reimbursement for customary overhead costs received by the Company and other factors, and, therefore, the results of operations for any one quarter may not be indicative of results for the full fiscal year.

     The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs (less any reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas reserves are capitalized in a "full cost pool" as incurred. The Company records depletion of its full cost pool using the unit of production method and uses its internal estimates of proved quantities of oil and gas reserves for financial accounting matters. To the extent that such capitalized costs in the full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                 Three Months Ended       Six Months Ended
                                      June 30,               June 30,
                                  1996       1995          1996      1995
                              ----------  ----------   ---------- ----------
Production:
Oil and condensate (MBbls)          622         530        1,237        907
Gas (MMcf)                        9,597       8,875       19,329     16,307
Total production (MMcfe)         13,326      12,056       26,750     21,752

Average Realized Price:
Oil and condensate (per Bbl)  $   19.69   $   17.97    $   18.94  $   17.54
Gas (per Mcf)                      2.17        1.72         2.20       1.71

Average Costs (per Mcfe)
Lease operating               $    0.30   $    0.31    $    0.28  $    0.29
Depreciation, depletion
  and amortization                 1.10        1.07         1.10       1.06
General and
  administrative, net              0.16        0.13         0.18       0.14


     Production. Net production increased 23%, from 21.8 billion cubic feet of natural gas equivalent ("Bcfe") for the six months ended June 30, 1995, to 26.7 Bcfe for the six months ended June 30, 1996. Oil and condensate production for the six months ended June 30, 1996 increased 329 thousand barrels ("Mbbls"), or 36%, compared to the same period of 1995. Increased oil production for the first six months of 1996 was due primarily to production increases at Eugene Island 182, High Island 537 and the acquisition of Eugene Island 128 in the third quarter of 1995. Gas production increased by 3.0 billion cubic feet ("Bcf"), or 19%, from 16.3 Bcf for the six months ended June 30, 1995 to 19.3 Bcf for the comparable period of 1996. Increased gas production was due to production increases at Eugene Island 251/262 and production from wells drilled and placed on production at Vermilion 355 and Vermilion 297 during the fourth quarter of 1995 and the first quarter of 1996, respectively. These increases were partially offset by natural production decline on other properties of the Company.

     Net production increased 11%, from 12.1 Bcfe for the three months ended June 30, 1995 to 13.3 Bcfe for the three months ended June 30, 1996. Oil and condensate production for the three months ended June 30, 1996 increased 91 Mbbls, or 17%, compared to the same period of 1995. Increased oil production was due primarily to production increases at Eugene Island 182, High Island 537 and the acquisition of Eugene Island 128 in the third quarter of 1995. Gas production increased by 0.7 Bcf, or 8%, from 8.9 Bcf for the three months ended June 30, 1995 to 9.6 Bcf for the comparable period of 1996. Increased gas production was due to production increases at High Island 537 and production from wells drilled and placed on production at Vermilion 355 and Vermilion 297 during the fourth quarter of 1995 and the first quarter of 1996, respectively.

     Oil and Gas Revenues. Oil and gas revenues for the six months ended June 30, 1996 increased by $22.1 million, or 50%, compared to the same period of 1995, primarily as a result of increased oil and gas production and increased oil and gas prices. The average realized price of oil and condensate increased by 8% and the average realized price of natural gas increased by 29%.

     For the six months ended June 30, 1996, the average realized gas price was $2.20 per thousand cubic feet ("Mcf"), which, as a result of hedging activities, was 80% of the $2.75 per Mcf average gas sales price that would have otherwise been received, resulting in a $10.5 million decrease in gas revenues. As a result of hedging activities for gas production for the six months ended June 30, 1995, the Company realized an average gas price of $1.71 per Mcf, or 106% of the $1.61 per Mcf average gas sales price that would have otherwise been received, resulting in a $1.7 million increase in gas revenues. For the six months ended June 30, 1996, the average realized oil and condensate price was $18.94, which, as a result of hedging activities, was 97% of the $19.47 per barrel average oil and condensate sales price that would have otherwise been received, resulting in a $0.7 million decrease in oil and condensate revenues. Oil hedging activities for the six months ended June 30, 1995 had a negligible impact on oil and condensate revenues.

     Oil and gas revenues for the three months ended June 30, 1996 increased by $8.2 million, or 33%, compared to the same period of 1995, primarily as a result of increased oil and gas production and increased oil and gas prices. The average realized price of oil and condensate increased by 10% and the average realized price of natural gas increased by 26%.

     For the three months ended June 30, 1996, the average realized gas price was $2.17 per Mcf, which, as a result of hedging activities, was 89% of the $2.45 per Mcf average gas sales price that would have otherwise been received, resulting in a $2.7 million decrease in gas revenues. As a result of hedging activities for gas production for the three months ended June 30, 1995, the Company realized an average gas price of $1.72 Mcf, or 103% of the $1.67 per Mcf average gas sales price that would have otherwise been received, resulting in a $0.5 million increase in gas revenues. For the three months ended June 30, 1996, the average realized oil and condensate price was $19.69, which, as a result of hedging activities, was 97% of the $20.31 per barrel average oil and condensate sales price that would have otherwise been received, resulting in a $0.4 million decrease in oil and condensate revenues. Oil hedging activities for the three months ended June 30, 1995 had a negligible impact on oil and condensate revenues.

     Lease Operating Expense. Lease operating expense for the six months ended June 30, 1996 increased to $7.4 million from $6.3 million for the comparable period of 1995. Lease operating expense per Mcf equivalent ("Mcfe") decreased from $0.29 for the six months ended June 30, 1995, to $0.28 for the comparable period of 1996. The decrease is primarily attributable to higher production volumes partially offset by lease operating costs associated with properties the Company acquired after June 30, 1995.

     Lease operating expense for the three months ended June 30, 1996 increased to $4.1 million from $3.7 million for the comparable period of 1995. Lease operating expense per Mcfe decreased from $0.31 for the three months ended June 30, 1995, to $0.30 for the comparable period of 1996. The decrease is primarily attributable to higher production volumes partially offset by lease operating costs associated with properties the Company acquired after June 30, 1995.

     Depletion, Depreciation and Amortization Expense. During the six and three months ended June 30, 1996, depletion, depreciation, and amortization expense increased to $29.3 million and $14.6 million, respectively, from $23.0 million and $12.9 million, respectively, for the comparable periods of 1995. The increases were the result of an increased depletion rate per Mcfe and production increases from acquisitions and exploratory and development drilling activities during 1995. The depletion rate per unit for the six and three month periods ended June 30, 1996 increased to $1.10 per Mcfe from $1.06 per Mcfe and $1.07 Mcfe, respectively, for the comparable periods of 1995. The increase in the depletion rate per unit is primarily attributable to higher cost reserve additions associated with proved properties the Company acquired during 1995.

     General and Administrative Expense, Net. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, increased to $4.1 million and $1.6 million for the six and three month periods ended June 30, 1996, respectively, as compared to $2.6 million and $1.3 million for the same periods of 1995, respectively. Performance based compensation, as a component of general and administrative expense, increased from $1.1 million, or $0.05 per Mcfe, and $0.6 million, or $0.05 per Mcfe, for the six and three month periods ended June 30, 1995, respectively, to $2.2 million, or $0.08 per Mcfe, and $1.1 million, or $0.08 per Mcfe, for the six and three month periods ended June 30, 1996, respectively. Direct costs associated with staff increases during 1995 were offset to a significant extent by program and joint interest reimbursements. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects the overall trend of general and administrative expenses to continue to increase.

     Net Income. As a result of the foregoing, the Company had net income of $15.9 million and $7.9 million, or $0.86 and $0.43 per share, for the six and three month periods ended June 30, 1996, respectively, as compared to $7.8 million and $4.4 million, or $0.44 per share and $0.24 per share, for the comparable period of 1995. The increase in earnings per share is primarily due to an increase in oil and gas revenues for the six and three month periods ended June 30, 1996 as compared to the comparable period of 1995.

Liquidity and Capital Resources

     The Company had $9.6 million of working capital at June 30, 1996 compared to $11.2 million at December 31, 1995. The $1.6 million decrease in working capital is primarily due to the repayment of $6 million of debt offset by the impact of increased revenues during the period. Historically, the Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources and bank borrowings.

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at least an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. As of June 30, 1996, the Company had entered into commodity price swap contracts effectively fixing the price of 7.2 Bcf of natural gas for July through December 1996 at a volume weighted average price of $1.96 per MMBtu (or approximately $2.09 per Mcf based upon the average energy content of the Company's gas production for the twelve months ended December 31, 1995). Additionally, the Company has entered into a collar for 0.6 Bcf of natural gas for October through December 1996 with a floor price of $2.60 per MMBtu and a ceiling price of $3.08 per MMBtu (or approximately $2.78 and $3.29 per Mcf, respectively). The Company has entered into a put option agreement for 6.45 Bcf of natural gas for July through September 1996 with a floor price of $2.02 per MMBtu (or approximately $2.16 per Mcf). These gas hedging transactions are settled based on reported sales prices of natural gas delivered into those pipelines at the physical locations where the Company sells its production, (the "Sales Point Price"). Because substantially all of the Company's natural gas production is sold under spot contracts that reference to the Sales Point Price, the Company has no basis risk with respect to these transactions.

     The Company established a $125 million reserve-based revolving credit facility with The Chase Manhattan Bank, N.A., as agent on May 20, 1996. As of June 30, 1996, $24 million was outstanding under this credit facility and the borrowing base was $125 million. The credit facility replaces the Company's prior $50 million facility with The Chase Manhattan Bank, N.A.

     The Company's net cash flow from operations for the first six months of 1996 was $61.1 million compared to $35.9 million for the same period of 1995. The increase is primarily due to increases in oil and gas production and average realized oil and gas prices and working capital changes. Net cash flow from operations before changes in operating assets and liabilities for the first six months of 1996 was $54.6 million compared to $35.2 million for the same period of 1995. The increase in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to increases in oil and gas production and average realized oil and gas prices.

     The Company had capital expenditures of $56.7 million for the six months ended June 30, 1996 compared to $49.5 million for the same period of 1995.

     As a result of a successful exploration and development drilling program and access to additional opportunities, the 1996 capital budget has been increased from $107 million to $135 million. The Company's exploration capital expenditures for the first six months of 1996 were $25 million of the total of approximately $53 million budgeted for 1996. Development drilling and construction expenditures for platforms, facilities and pipelines were $26.6 million for the first six months of 1996 of the total of approximately $77 million budgeted for 1996. Expenditures for proved property acquisitions for the first six months of 1996 were $4.8 million. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable. No significant abandonment or dismantlement costs are anticipated during 1996.

     Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital, and bank borrowings. During the first six months of 1996, the Company borrowed $97 million and repaid $103 million under the credit facility. The Company anticipates additional borrowings under this facility during the remainder of 1996.

     To cover the various obligations of lessees on the Outer Continental Shelf (the "OCS"), the United States Department of the Interior Minerals Management Service (the "MMS") generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Additionally, the MMS may require operators in the OCS to post supplemental bonds in excess of lease and area wide bonds to assure that abandonment obligations on specific properties will be met. The Company is currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the

Company's financial condition and operations.

     The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company believes its current operations are in material compliance with current environmental laws and regulations. There can be no assurance, however, that current regulatory requirements will not change, currently unforseen environmental incidents will not occur or past non- compliance with environment laws will not be discovered.

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, liquidity or results of operations of the Company.

                                    Part II

Item 4.  Submission of Matters to a Vote of Security Holders

     At the May 2, 1996 Annual Meeting of Stockholders, the Company's stockholders voted on two matters; 17,339,422 shares of common stock were outstanding and entitled to vote as of the March 15, 1996 record date.

           (1)  Election of Eight Directors:

                The stockholders elected the eight nominees as directors for a one-year term by the following vote:

                     Nominee Elected             For           Withheld
                 -----------------------     -----------     -----------
                  Joe B. Foster               15,955,325        13,123
                  Robert W. Waldrup           15,955,325        13,123
                  Charles W. Duncan, Jr.      15,955,125        13,323
                  Jeffrey A. Harris           15,840,125       128,323
                  Howard H. Newman            15,840,325       128,123
                  Thomas G. Ricks             15,955,125        13,323
                  C.E. (Chuck) Shultz         15,955,325        13,123
                  Dale E. Zand                15,955,125        13,323

           (2)  Appointment of Independent Public Accountants:

                The stockholders ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the year 1996 by the following vote:

                      For               Against           Abstentions
                 -------------       --------------      -------------
                  15,963,336              742                 690

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         10.1 Credit Agreement dated as of May 20, 1996 among the Company and the Chase Manhattan Bank, N.A., as Agent, and the Banks signatory thereto (without Exhibits)


         11.1  Computation of Earnings per Share

         27 Financial Data Schedule (included only in the electronic filing of this document)

  (b)    Reports on Form 8-K:

         None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NEWFIELD EXPLORATION COMPANY




Date: July 24, 1996             By:  /s/    Terry W. Rathert

                                Terry W. Rathert
                                Vice President and
                                Chief Financial Officer
                                (Authorized Officer and Principal
                                Financial Officer)

                                 EXHIBIT INDEX



            Exhibit
            Number       Description of Exhibits
           ---------     ------------------------

             10.1 Credit Agreement dated as of May 20, 1996 among the Company and the Chase Manhattan
                         Bank, N.A., as Agent, and the Banks signatory thereto (without Exhibits)

             11.1        Computation of Earnings per Share

             27 Financial Data Schedule (included only in the electronic filing of this document)
