Form 10-Q
period 1996-09-30
NEWFIELD EXPLORATION CO /DE/
filed 1996-11-08
CIK 912750

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 1996, there were 17,533,308 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS

                                                                     Page

                                     PART I

Item 1.  Financial Statements:
           Balance Sheet as of September 30, 1996
              and December 31, 1995. . . . . . . . . . . .             1

           Statement of Income for the three months
              ended September 30, 1996 and 1995 and
              for the nine months ended
              September 30, 1996 and 1995. . . . . . . . .             3

           Statement of Cash Flows for the nine months
              ended September 30, 1996 and 1995. . . . . .             4

           Notes to Financial Statements . . . . . . . . .             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .             7


                             PART II

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .            14


                          NEWFIELD EXPLORATION COMPANY
                                 BALANCE SHEET
                  (In thousands of dollars, except share data)
                                  (Unaudited)


                                            September 30,    December 31,
                                                1996            1995
                                            ------------    ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . .   $    41,957      $   12,533
  Accounts receivable, oil and gas. . . .        24,652          25,332
  Other . . . . . . . . . . . . . . . . .         2,363           4,952
                                            ------------    ------------
    Total current assets. . . . . . . . .        68,972          42,817
                                            ------------    ------------
Oil and gas properties (full cost method,
  of which $47,922 at September 30, 1996
  and $19,517 at December 31, 1995 were
  excluded from amortization) . . . . . .       483,669         362,857
Furniture, fixtures and equipment . . . .         2,212           1,806
Less-accumulated depreciation,
  depletion and amortization. . . . . . .      (180,672)       (135,148)
                                            ------------    ------------
                                                305,209         229,515
                                            ------------    ------------
Other assets . . . . . . . . . . . . . .          4,852           5,074
                                            ------------    ------------
    Total assets . . . . . . . . . . . .    $   379,033      $  277,406
                                            ===========     ============


                          NEWFIELD EXPLORATION COMPANY
                                 BALANCE SHEET
                  (In thousands of dollars, except share data)
                                  (Unaudited)

                                            September 30,   December 31,
                                                1996            1995
                                            ------------    ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities. . . . . . . . . . . . .    $    48,523      $   24,487
  Advances from joint owners . . . . . .         10,866           1,673
  Current maturities of capital
    lease obligations. . . . . . . . . .            215             422
  Current maturities of long-term debt .           ---            5,000
                                            -----------     -----------
    Total current liabilities. . . . . .         59,604          31,582
                                            -----------     -----------
Other liabilities. . . . . . . . . . . .          2,115           1,060
Long-term capital lease obligations. . .           ---              152
Long-term debt . . . . . . . . . . . . .         56,000          25,000
Deferred taxes . . . . . . . . . . . . .         37,773          26,041
                                            -----------     -----------
    Total long-term liabilities. . . . .         95,888          52,253
                                            -----------     -----------
Commitments and contingencies (Note 2) .           ---             ---
Stockholders' equity (Note 1):
  Preferred stock ($.01 par value,
    5,000,000 share authorized,
    no shares issued). . . . . . . . . .           ---             ---
  Common stock ($.01 par value,
    50,000,000 shares authorized;
    17,533,308 and 17,177,422
    shares issued and outstanding at
    September 30, 1996 and December 31,
    1995, respectively). . . . . . . . .            175             171
Additional paid-in capital . . . . . . .        145,577         138,002
Unearned compensation  . . . . . . . . .         (3,273)         (1,113)
Retained earnings  . . . . . . . . . . .         81,062          56,511
                                            -----------     -----------
    Total stockholders' equity . . . . .        223,541         193,571
                                            -----------     -----------
    Total liabilities and
      stockholders' equity . . . . . . .    $   379,033      $  277,406
                                            ===========     ===========



  The accompanying notes are an integral part of the financial statements.

                          NEWFIELD EXPLORATION COMPANY
                              STATEMENT OF INCOME
               (In thousands of dollars, except per share data)
                                  (Unaudited)

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                 1996        1995         1996       1995
                              ----------  ----------   ---------- ----------
Oil and gas revenues. . . .   $  35,799   $  24,622    $ 101,774  $  68,462
                              ----------  ----------   ---------- ----------
Operating expenses:
  Lease operating . . . . .       4,696       3,702       12,094     10,047
  Depreciation, depletion
    and amortization. . . .      16,189      13,531       45,535     36,485
  General and
    administrative, net . .       1,265       1,577        5,338      4,183
  Stock compensation. . . .         571         197        1,444        587
                              ----------  ----------   ---------- ----------
    Total operating
      expenses. . . . . . .      22,721      19,007       64,411     51,302
                              ----------  ----------   ---------- ----------
Income from operations. . .      13,078       5,615       37,363     17,160
Other income (expense):
  Interest income . . . . .         305         208          588        820
  Interest expense, net . .         (53)        (10)        (197)      (140)
                              ----------  ----------   ---------- ----------
                                    252         198          391        680
                              ----------  ----------   ---------- ----------
Income before income taxes .     13,330       5,813       37,754     17,840
Income tax provision . . . .      4,657       2,044       13,203      6,251
                              ----------  ----------   ---------- ----------
Net income . . . . . . . . .  $   8,673   $   3,769    $  24,551  $  11,589
                              ==========  ==========   ========== ==========

Earnings per common share. .  $    0.46   $    0.21    $    1.32  $    0.64
                              ==========  ==========   ========== ==========
Weighted average number
  of shares and common
  stock equivalents
  outstanding. . . . . . . .     18,775      18,299       18,566     18,005
                              ==========  ==========   ========== ==========




  The accompanying notes are an integral part of these financial statements.

                          NEWFIELD EXPLORATION COMPANY
                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                                1996            1995
                                            ------------    ------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . .    $    24,551      $   11,589

Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation, depletion
        and amortization . . . . . . . .         45,535          36,485
      Deferred taxes . . . . . . . . . .         13,511           6,242
      Stock compensation . . . . . . . .          1,444             587
      Realized loss on sale of
        investment securities. . . . . .           ---               32
                                            -------------   ------------
                                                 85,041          54,935
    Changes in operating assets and
      liabilities:
      Decrease in accounts receivable,
        oil and gas. . . . . . . . . . .            744           2,426
      Decrease (increase) in other
        current assets . . . . . . . . .          2,589            (838)
      Decrease (increase) in other
        assets . . . . . . . . . . . . .            231             (49)
      Increase (decrease) in accounts
        payable and accrued
        liabilities. . . . . . . . . . .          9,778          (2,610)
      Increase in advance from
        joint owners . . . . . . . . . .          9,193             739
      Increase in other liabilities. . .          1,055             829
                                            ------------    ------------
        Net cash provided by
          operating activities . . . . .        108,631          55,432
                                            ------------    ------------


                          NEWFIELD EXPLORATION COMPANY
                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                   Nine Months Ended
                                                     September 30,
                                                1996            1995
                                            ------------    ------------
Cash flows from investing activities:
      Additions to oil
        and gas properties . . . . . . .       (106,627)        (69,364)
      Additions to furniture,
        fixtures and equipment . . . . .           (417)           (501)
      Sales of investment securities . .            ---           8,227
                                            ------------    ------------
        Net cash used in
          investing activities . . . . .       (107,044)        (61,638)
                                            ------------    ------------

Cash flows from financing activities:
      Proceeds from borrowings . . . . .        190,000          43,000
      Repayments of borrowings . . . . .       (164,000)        (43,000)
      Proceeds from issuance of
        common stock, net. . . . . . . .          2,194           4,082
      Payments on capital
        lease obligations. . . . . . . .           (357)           (405)
                                            ------------    ------------
        Net cash provided by (used in)
          financing activities . . . . .         27,837           3,677
                                            ------------    ------------
Increase (decrease) in cash and
      cash equivalents . . . . . . . . .         29,424          (2,529)
Cash and cash equivalents,
      beginning of period. . . . . . . .         12,533          10,412
                                            ------------    ------------
Cash and cash equivalents,
      end of period. . . . . . . . . . .    $    41,957      $    7,883
                                            ============    ============



  The accompanying notes are an integral part of the financial statements.

                          NEWFIELD EXPLORATION COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Accounting Policies

     The unaudited financial statements of Newfield Exploration Company (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1996 and the Company's results of operations for the three- and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month periods ended September 30, 1996 and 1995. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required of financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including those financial statements and notes thereto incorporated by reference from the Company's 1995 Annual Report to Stockholders.


(2)  Contingencies

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, results of operations or cashflows of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas reserves that may be economically produced and access to capital.

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

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                  1996       1995          1996      1995
                              ----------  ----------   ---------- ----------
Production:
Oil and condensate (MBbls)          606         579        1,842      1,486
Gas (MMcf)                       10,496       8,970       29,826     25,277
Total production (MMcfe)         14,130      12,443       40,880     34,196

Average Realized Price:
Oil and condensate (per Bbl)  $   21.53   $   16.82    $   19.79  $   17.26
Gas (per Mcf)                      2.17        1.66         2.19       1.69

Average Costs (per Mcfe)
Lease operating               $    0.33   $    0.30    $    0.30  $    0.29
Depreciation, depletion
  and amortization                 1.15        1.09         1.11       1.07
General and
  administrative, net              0.09        0.13         0.13       0.12


     Production. Net production increased 20%, from 34.2 billion cubic feet of natural gas equivalent ("Bcfe") for the nine months ended September 30, 1995, to 40.9 Bcfe for the nine months ended September 30, 1996. Oil and condensate production for the nine months ended September 30, 1996 increased 356 thousand barrels ("MBbls"), or 24%, compared to the same period of 1995. Increased oil production for the first nine months of 1996 was due primarily to production increases at Eugene Island 182, South Timbalier 148 and the acquisition of Eugene Island 128 in the third quarter of 1995. Gas production increased by 4.5 billion cubic feet ("Bcf"), or 18%, from 25.3 Bcf for the nine months ended September 30, 1995 to 29.8 Bcf for the comparable period of 1996. Increased gas production was due to production increases at Eugene Island 251/262 and production from wells drilled and placed on production at Vermilion 355 and Vermilion 297 during the fourth quarter of 1995 and the first quarter of 1996, respectively. These increases were partially offset by natural production decline on other properties of the Company.

     Net production increased 14%, from 12.4 Bcfe for the three months ended September 30, 1995 to 14.1 Bcfe for the three months ended September 30, 1996. Oil and condensate production for the three months ended
September 30, 1996 increased 27 MBbls, or 5%, compared to the same period of 1995. Increased oil production was due primarily to production increases at Ewing Bank 947 and South Timbalier 148, and the acquisition of Eugene
Island 128 in the third quarter of 1995. Gas production increased by 1.5 Bcf, or 17%, from 9.0 Bcf for the three months ended September 30, 1995 to 10.5 Bcf for the comparable period of 1996. Increased gas production was due to production increases at Ewing Bank 947 and production from wells drilled and placed on production at Vermilion 355 and Vermilion 297 during the fourth quarter of 1995 and the first quarter of 1996, respectively.

     Oil and Gas Revenues. Oil and gas revenues for the nine months ended September 30, 1996 increased by $33.3 million, or 49%, compared to the same period of 1995, primarily as a result of increased oil and gas production and increased oil and gas prices. The average realized price of oil and condensate increased by 15% and the average realized price of natural gas increased by 30%.

     For the nine months ended September 30, 1996, the average realized gas price was $2.19 per thousand cubic feet ("Mcf"), which, as a result of hedging activities, was 84% of the $2.60 per Mcf average gas sales price that would have otherwise been received, resulting in a $12.2 million decrease in gas revenues. As a result of hedging activities for gas production for the nine months ended September 30, 1995, the Company realized an average gas price of $1.69 per Mcf, or 108% of the $1.56 per Mcf average gas sales price that would have otherwise been received, resulting in a $3.4 million increase in gas revenues. For the nine months ended September 30, 1996, the average realized oil and condensate price was $19.79, which, as a result of hedging activities, was 98% of the $20.15 per barrel average oil and condensate sales price that would have otherwise been received, resulting in a $0.7 million decrease in oil and condensate revenues. Oil hedging activities for the nine months ended September 30, 1995 had a negligible impact on oil and condensate revenues.

     Oil and gas revenues for the three months ended September 30, 1996 increased by $11.2 million, or 45%, compared to the same period of 1995, primarily as a result of increased oil and gas production and increased oil and gas prices. The average realized price of oil and condensate increased by 28% and the average realized price of natural gas increased by 31%.

     For the three months ended September 30, 1996, the average realized gas price was $2.17 per Mcf, which, as a result of hedging activities, was 93% of the $2.33 per Mcf average gas sales price that would have otherwise been received, resulting in a $1.7 million decrease in gas revenues. As a result of hedging activities for gas production for the three months ended September 30, 1995, the Company realized an average gas price of $1.66 per Mcf, or 113% of the $1.47 per Mcf average gas sales price that would have otherwise been received, resulting in a $1.7 million increase in gas revenues. There were no oil hedging activities for the three months ended September 30, 1996. Oil hedging activities for the three months ended September 30, 1995 had a negligible impact on oil and condensate revenues.

     Lease Operating Expense. Lease operating expense for the nine months ended September 30, 1996 increased to $12.1 million from $10.0 million for the comparable period of 1995. Lease operating expense per Mcf equivalent ("Mcfe") increased from $0.29 for the nine months ended September 30, 1995, to $0.30 for the comparable period of 1996. These increases are primarily attributable to higher lease operating costs associated with properties recently acquired by the Company.

     Lease operating expense for the three months ended September 30, 1996 increased to $4.7 million from $3.7 million for the comparable period of 1995. Lease operating expense per Mcfe increased from $0.30 for the three months ended September 30, 1995, to $0.33 for the comparable period of 1996. These increases are primarily attributable to increased workover expense during the third quarter of 1996.

     Depletion, Depreciation and Amortization Expense. During the nine and three months ended September 30, 1996, depletion, depreciation, and amortization expense increased to $45.5 million and $16.2 million, respectively, from $36.5 million and $13.5 million, respectively, for the comparable periods of 1995. The increases were the result of an increased depletion rate per Mcfe and production increases from acquisitions and exploratory and development drilling activities during 1995. The depletion rate per unit for the nine and three month periods ended September 30, 1996 increased to $1.11 and $1.15 per Mcfe, respectively, from $1.07 and $1.09 per Mcfe, respectively, for the comparable periods of 1995. The increases in the depletion rate per unit are primarily attributable to higher cost reserve additions associated with proved properties the Company acquired in 1995 and 1996.

     General and Administrative Expense, Net. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, increased to $5.3 million, or $0.13 per Mcfe, and $1.3 million, or $0.09 per Mcfe, for the nine and three month periods ended September 30, 1996, respectively, as compared to $4.2 million, or $0.12 per Mcfe, and $1.6 million, or $0.13 per Mcfe, for the same periods of 1995, respectively. Performance based compensation, as a component of general and administrative expense, increased from $1.7 million, or $0.05 per Mcfe, and $0.6 million, or $0.05 per Mcfe, for the nine and three month periods ended September 30, 1995, respectively, to $3.2 million, or $0.08 per Mcfe, and $1.0 million, or $0.07 per Mcfe, for the nine and three month periods ended September 30, 1996, respectively. Direct costs associated with staff increases during 1995 were offset to a significant extent by program and joint interest reimbursements. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses to continue to increase.

     Net Income. As a result of the foregoing, the Company had net income of $24.6 million and $8.7 million, or $1.32 and $0.46 per share, for the nine and three month periods ended September 30, 1996, respectively, as compared to $11.6 million and $3.8 million, or $0.64 per share and $0.21 per share, for the comparable period of 1995. The increase in earnings per share is primarily due to an increase in oil and gas revenues for the nine and three month periods ended September 30, 1996 as compared to the comparable periods of 1995.

Liquidity and Capital Resources

     The Company had $9.4 million of working capital at September 30, 1996 compared to $11.2 million at December 31, 1995. The $1.8 million decrease in working capital is primarily due to increased drilling activity during the first nine months of 1996 offset by the impact of increased revenues during the period. Historically, the Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources and bank borrowings.

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at least an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. As of September 30, 1996, the Company had entered into commodity price swap contracts effectively fixing the price of
3.6 Bcf of natural gas for October through December 1996 at a volume weighted average price of $2.26 per one million British thermal units ("MMBtu") (or approximately $2.42 per Mcf based upon the average energy content of the Company's gas production for the twelve months ended
December 31, 1995).  Additionally, the Company has entered into a collar for
0.6 Bcf of natural gas for October through December 1996 with a floor price of $2.60 per MMBtu and a ceiling price of $3.08 per MMBtu (or approximately $2.78 and $3.29 per Mcf, respectively). Subsequent to September 30, 1996, the Company entered into commodity price swap contracts effectively fixing the price of an additional 1.7 Bcf of natural gas for December 1996 at a volume weighted average price of $2.62 per MMBtu (or approximately $2.80 per Mcf). During September and October 1996, the Company entered into commodity price swap contracts effectively fixing the price of 6.3 Bcf of natural gas for January through June 1997 at a volume weighted average price of $2.08 per MMBtu (or approximately $2.23 per Mcf). Additionally, during October 1996, the Company entered into a collar for 3.75 Bcf of natural gas for January through March 1997 with a floor price of $2.05 per MMBtu and a ceiling price of $2.47 per MMBtu (or approximately $2.19 and $2.64 per Mcf, respectively). These gas hedging transactions are settled based on reported sales prices of natural gas delivered into those pipelines at the physical locations where the Company sells its production, (the "Sales Point Price"). Because substantially all of the Company's natural gas production is sold under spot contracts that reference to the Sales Point Price, the Company has no basis risk with respect to these transactions.

     The Company maintains a $125 million reserve-based revolving credit facility with The Chase Manhattan Bank, N.A., as agent. As of September 30, 1996, $56 million was outstanding under this credit facility and the borrowing base was $125 million.

     The Company's net cash flow from operations for the first nine months of 1996 was $108.6 million compared to $55.4 million for the same period of 1995. The increase is primarily due to increases in oil and gas production and average realized oil and gas prices and working capital changes. Net cash flow from operations before changes in operating assets and liabilities for the first nine months of 1996 was $85.0 million compared to $54.9 million for the same period of 1995. The increase in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to increases in oil and gas production and average realized oil and gas prices.

     The Company had capital expenditures of $120.8 million for the nine months ended September 30, 1996 compared to $74.8 million for the same period of 1995.

     As a result of a successful exploration and development drilling program and access to additional opportunities, the 1996 capital budget has been increased from $135 million to $162 million. The Company's exploration capital expenditures for the first nine months of 1996 were $43.4 million of the total of approximately $55.8 million budgeted for 1996. Development drilling and construction expenditures for platforms, facilities and pipelines were $50.0 million for the first nine months of 1996 of the total of approximately $78.8 million budgeted for 1996. Expenditures for proved property acquisitions for the first nine months of 1996 were $27.4 million. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable. No significant abandonment or dismantlement costs are anticipated during 1996.

     Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital, and bank borrowings. During the first nine months of 1996, the Company borrowed $190 million and repaid $164 million under the credit facility. The Company anticipates additional borrowings under this facility during the remainder of 1996.

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

                                    Part II


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

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


                          NEWFIELD EXPLORATION COMPANY




Date: November 8, 1996        By:  /s/    Terry W. Rathert

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
