Form 10-K405
period 1996-12-31
NEWFIELD EXPLORATION CO /DE/
filed 1997-03-11
CIK 912750

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 1-12534

                          NEWFIELD EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

State of incorporation: Delaware   I.R.S. Employer Identification No. 72-1133047

       363 N. Sam Houston Parkway E.
       Suite 2020
       Houston, Texas                                      77060
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code: 281-847-6000

Securities Registered pursuant to Section 12(b) of the Act:

                                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                                    ON WHICH REGISTERED
              -------------------                                 ------------------------
       Common Stock, Par Value $.01 Per Share                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [x] Yes     [ ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $359,699,000 as of February 28, 1997 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

       As of February 28, 1997 there were 35,235,927 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

       Documents incorporated by reference: 1996 Annual Report to Stockholders of Newfield Exploration Company, which is incorporated into Part II of this Form 10-K and Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held on May 1, 1997, which is incorporated into
Part III of this Form 10-K.

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .11

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . .11

Item 4A.   Executive Officers of the Registrant   . . . . . . . . . . . . . .11

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters . . . . . . . . . . . . . . . . . . . . . .  . . . . . .13

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . .13

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . .13

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . .13

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure   . . . . . . . . . . . . . . . . . . .13

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant   . . . . . . .14

Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . .14

Item 12.   Security Ownership of Certain Beneficial Owners and Management   .14

Item 13.   Certain Relationships and Related Transactions   . . . . . . . . .14

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K. .14

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Newfield Exploration Company ("Newfield" or the "Company") is an independent oil and gas company engaged in the exploration, development and acquisition of oil and natural gas properties located primarily in the Gulf of Mexico. The Company discovered and acquired its first oil and gas reserves in 1990 and has grown rapidly since that time. At December 31, 1996 the Company had proved reserves of 323.3 billion cubic feet equivalent ("Bcfe," determined using the ratio of six thousand cubic feet of natural gas ("Mcf") to one barrel ("Bbl") of crude oil, condensate or natural gas liquids) consisting of 13.7 million Bbls ("MMBbls") of oil and condensate and 241.4 billion cubic feet ("Bcf") of natural gas. Approximately 75% of the Company's proved reserves are natural gas and approximately 84% are proved developed. Unless otherwise noted, all information in this Form 10-K relating to oil and gas reserves and the estimated future net cash flows attributable thereto are based upon estimates prepared by the Company and are net to the Company's interest. See "Item 2. Properties - Oil and Gas Reserves."

         Newfield's strategy is to continue to expand its reserve base and increase its cash flow through exploration, acquisitions of proved properties and development of its properties. The Company emphasizes the following elements in implementing this strategy:

        o    Reserve growth through high potential exploratory drilling
        o    Balance between exploration and acquisitions of proved properties
        o    Geographic focus in the Gulf of Mexico
        o    Control of operations and costs
        o    Use of 3-D seismic and other advanced technology
        o Equity ownership and other incentives to retain and attract employees

         The Company believes that its focus in the federal waters of the Gulf of Mexico, primarily offshore Louisiana in shallow water, is the foundation for its continued growth. The Gulf of Mexico is a prolific oil and gas province, accounting for approximately 25% of domestic natural gas production, and the Company believes that it has significant remaining undiscovered reserve potential.

         Newfield believes there are many other advantages to operating in the Gulf of Mexico. The Company's management and other technical personnel have extensive experience in the Gulf of Mexico, and the Company's geographic focus assists it in controlling operating and administrative costs. There is also a significant amount of seismic and other geologic data available at reasonable cost. The shallow waters of the Gulf of Mexico have a substantial existing infrastructure, including gathering systems, platforms, pipelines and drilling and service companies, which facilitates cost effective operations and the timely development of discoveries.

         An important part of the Company's strategy is to maintain geographic focus. While the Company does not have any current plans to expand its primary operations beyond the Gulf Coast Basin, it may consider the acquisition of a group of properties outside this area in the future. The Company expects that any significant acquisition outside the Gulf of Mexico would, however, be made with a view to developing a similar geographic focus.

OPERATIONS

         The Company's exploration and acquisition activities complement each other. Properties acquired by the Company often hold exploration potential and can increase the Company's presence in an area, creating the infrastructure that can make otherwise uneconomic exploratory prospects attractive. Information gathered while evaluating production on acquisition candidates and adjacent acreage is used, as appropriate, in the Company's exploration efforts. Conversely, a successful exploration prospect may reveal similar untested reserve potential on a proved property believed to be marginal by its owner, making its purchase attractive.

         EXPLORATION ACTIVITIES. The Company maintains an active exploration program. During 1996 the Company invested $48.5 million for exploration costs, including seismic data, leasehold and exploration test well drilling. The Company allocates its exploration spending between a small number of higher risk, higher potential prospects which, if successful, may result in significant increases in proved reserves, and a greater number of lower risk, moderate potential prospects. From its inception through December 31, 1996, the Company drilled 72 exploratory wells at a cost to drill and evaluate of $102.3 million. These wells have resulted in the discovery of proved reserves of 5.7 MMBbls of oil and condensate and 153.0 Bcf of natural gas. All but eleven of these wells were operated by the Company. Fifty-one of the wells operated by the Company were drilled under turnkey drilling contracts, which are fixed rate contracts pursuant to which the drilling contractor is generally responsible for making critical operating decisions and bears the risk of loss for unbudgeted contingencies.

         The Company is constantly in the process of reviewing or negotiating a number of potential farm-in opportunities. The Company is also involved on a regular basis in exploration prospecting on open acreage and participates in federal and state lease sales to acquire open acreage as drillable prospects are developed. Presently, the Company has 14 prospects on acreage it controls and in which it owns a majority interest and has three potential prospects on farm-in acreage.

         ACQUISITION ACTIVITIES. The Company actively pursues the acquisition of proved oil and gas properties in the Gulf of Mexico, particularly properties with undeveloped or unexploited reserve potential in order to enhance returns. The Company looks for properties that it can operate and in which it can increase its interest. Acquisition properties that meet these criteria and provide a base for further evaluation and exploitation adjacent to production already established by the Company are of particular interest to the Company. The Company pursues workovers, recompletions and development drilling on many of its properties to increase production and cash flow, develop proved undeveloped reserves and evaluate probable reserves.

         The Company pursues a multi-discipline team approach for evaluating acquisition opportunities. Acquisition candidates undergo extensive technical and financial evaluation by a group of geologists, geophysicists, geological engineers and petroleum engineers. Land, drilling, operations and marketing staffs support these evaluation efforts. The Company's seismic, land and production databases, along with regional geological interpretations, supplement any information provided by a potential seller in the acquisition candidate screening process.

         CONTROL OF OPERATIONS AND COSTS. The Company prefers exploration prospects and property acquisitions that allow it to operate the properties in order to manage production performance closely and to control operating expenses and the timing and amount of capital expenditures. Properties operated by the Company accounted for 89% of its total equivalent production for 1996. The Company operates 59 platforms and 18 oil or gas pipelines, excluding field gathering lines. The geographic focus of the Company's operations allows it to manage a large asset base with a relatively small number of employees. The Company uses independent contractors for much of its field operations activities and administrative work. This base of operations enables the Company to add successful exploratory wells and proved property acquisitions at relatively low incremental costs. The Company believes that its low cost structure and existing infrastructure permit it to drill exploratory prospects and acquire properties that other oil and gas companies may consider economically unattractive.

         TECHNOLOGY.    Newfield uses advanced technology in its exploration
and development activities in order to reduce its risks and lower its costs. The Company currently holds licenses to more than 75,000 miles of recent vintage conventional seismic data in the Central Gulf of Mexico and 100 3-D seismic surveys including coverage of 31 producing fields it operates, and owns a library containing logs on more than 4,000 wells drilled in the Company's focus area. In addition, the Company has licenses to 300,000 miles of regional 2-D seismic coverage across the Gulf of Mexico.

         The Company evaluates many of its exploratory prospects with 3-D seismic surveys prior to drilling. The availability of 3-D coverage for the shallow waters of the Gulf of Mexico at a reasonable cost makes its use in exploration attractive from a risk management perspective. The Company has also made a significant investment in computer-aided exploration ("CAEX") through the licensing of interactive workstations and software and the training of professionals. The use of 3-D seismic and CAEX technology provides the Company with substantially more accurate and comprehensive geological data for the evaluation of drilling prospects than 2-D seismic and traditional evaluation methods. The Company believes that its use of 3-D seismic and CAEX technology provides it with an advantage over those companies that do not regularly utilize similar technology by increasing the Company's likelihood of success.

         MANAGEMENT AND EMPLOYEES. Newfield's management and 30 technical personnel have extensive experience in the Gulf of Mexico. In order to retain and attract its employees, the Company provides incentives through equity ownership and other benefit plans. As of December 31, 1996, the Company's employees owned or had options to acquire an aggregate of 13% of the Company's outstanding Common Stock, par value $.01 per share ("Common Stock"), on a fully diluted basis.

MARKETING - HEDGE TRANSACTIONS

         The Company markets substantially all of the oil and gas production from Company-operated properties for both the account of the Company and the other working interest owners in these properties. The Company has one market-sensitive long-term contract (accounting for approximately 5% of gas sales during recent months) under which the buyer has certain obligations to take natural gas. The majority of the Company's natural gas production, however, is sold to a variety of purchasers under short-term (less than 12 months) contracts or 30-day spot gas purchase contracts. During 1996, Coast Energy Group and Superior Natural Gas Corporation each purchased in excess of 10% of the gas sold by the Company for its own account. Oil sales contracts are short-term and are based upon field posted prices plus negotiated bonuses. During 1996, Gulfmark Energy, Inc. and Northridge Energy Marketing each purchased in excess of 10% of the oil sold by the Company for its own account. Based upon the current demand for oil and gas, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company. See Note 1 to the Company's financial statements.

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

         During 1996, approximately 54% of the Company's equivalent production was subject to hedge positions. The Company has also entered into hedging transactions with respect to a portion of its estimated production for 1997. The Company continues to evaluate whether to enter into additional hedging transactions for 1997 and future years. In addition, the Company may determine from time to time to terminate its then existing hedging positions. The following is a summary of the Company's natural gas hedge positions as of January 1, 1997.

                                                   MONTHLY
                                                   VOLUME                WEIGHTED AVERAGE
                      PERIOD                       IN BCF         SALES POINT PRICE PER MCF (1)
                      ------                      --------        -----------------------------
                                                                                  COLLAR
                                                                              -----------------
                                                                    SWAP      FLOOR     CEILING
                                                                    ----      -----     -------
           January 1997 - March 1997
               Price Swap Contracts                 1.30           $ 2.36        --         --
               Cashless Collar Contracts            1.25               --    $ 2.22    $  2.67
               Cashless Collar Contracts            1.30               --    $ 2.76    $  3.25

           April 1997 - June 1997
               Price Swap Contracts                 0.80           $ 2.08        --         --

----------------------
  (1) Price per Mcf is based upon the average energy content of the Company's gas production for the twelve months ended December 31, 1996.

         These gas swaps are settled based on reported sales prices of natural gas delivered into those pipelines at the physical locations where the Company sells its production, (the "Sales Point Price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the average Sales Point Price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the average Sales Point Price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the average Sales Point Price for the reference period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the average Sales Point Price for the reference period is above the ceiling price for such transaction. Because substantially all of the Company's natural gas production is sold under spot contracts that reference the Sales Point Price, the Company has no basis risk with respect to these transactions.

COMPETITION

         Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. The Company believes that the locations of its leasehold acreage, its exploration, drilling, and production capabilities, and the experience of its management generally enable it to compete effectively. Many of the Company's competitors, however, have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies.

REGULATION

         FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). In the past, the federal government has regulated the prices at which gas could be sold. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non- price controls affecting wellhead sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

         Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, and 636-B (collectively, "Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The FERC has issued final orders on all Order No. 636 pipeline restructuring proceedings. The United States Court of Appeals for the District of Columbia Circuit ("the D.C. Circuit") has generally affirmed Order No. 636 and remanded certain issues for further explanation or clarification. The issues remanded for further action do not appear to materially affect the Company. Numerous petitions for review of the individual pipeline restructuring orders are currently pending in that court. Although it is difficult to predict when all appeals of pipeline restructuring orders will be completed or their impact on the Company, the Company does not believe that it will be affected by the restructuring rule and orders any differently than other natural gas producers and marketers with which it competes.

         The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price that shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, any new rules and policy statements may have the effect of enhancing competition in the natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.

         The Outer Continental Shelf Lands Act (the "OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf (the "OCS") provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non- jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS.

         Commencing in May 1994, the FERC issued a series of orders in individual cases that delineate its new gathering policy. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the FERC's transportation policies, it does not generally have jurisdiction over natural gas gathering facilities and services, and that such facilities and services located in state jurisdictions are properly regulated by state authorities. This FERC action may further encourage regulatory scrutiny of natural gas gathering by state agencies. In addition, the FERC has approved several transfers by interstate pipelines of gathering facilities to unregulated independent or affiliated gathering companies, subject to the transferee providing service for two years from the date of transfer to the pipeline's existing customers pursuant to a default contract or pursuant to mutually agreeable terms. In August 1996, the D.C. Circuit largely upheld the FERC's new gathering policy, but remanded the FERC's default contract condition. The FERC has not yet issued an order on remand. The Company does not believe that it will be affected by the FERC's new gathering policy any differently than other producers, gatherers and marketers with which it competes.

         The new gathering policy thus far announced by the FERC in these orders does not address its jurisdiction over pipelines operating on or across the OCS pursuant to the OCSLA. If the FERC were to apply Order No. 509 to gatherers in the OCS, eliminate the exemption of gathering lines, and redefine its jurisdiction over gathering lines, then these acts could result in a reduction in available pipeline space for existing shippers in the Gulf of Mexico, such as the Company.

         Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

         FEDERAL LEASES. Substantially all of the Company's operations are located on federal oil and gas leases, which are administered by the United States Department of the Interior Minerals Management Service (the "MMS").
Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. These proposed regulations were withdrawn pending further discussions among interested federal agencies. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. The Company is currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

         In addition, the MMS is conducting an inquiry into certain contract agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material impact on its financial condition, liquidity or results of operations.

         The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principal feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS has proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. The Company cannot predict what action the MMS will take on this matter. The Company believes that these rules, if adopted as proposed, will not have a material impact on its financial condition, liquidity or results of operations.

         The MMS has recently issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's-length and non-arm's-length crude oil transactions, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter. The Company believes that these rules, if adopted as proposed, will not have a material impact on its financial condition, liquidity or results of operations.

         STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION. The Company owns interests in properties located in the state waters of the Gulf of Mexico offshore Texas and Louisiana and occasionally may conduct operations in the state waters offshore Mississippi. These states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states prorate production to the market demand for oil and gas.

         OIL PRICE CONTROLS AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. The Company is not able to predict what effect, if any, this order will have on it, but other factors being equal, it may tend to increase transportation costs or reduce wellhead prices for crude oil.

         ENVIRONMENTAL REGULATIONS. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business and prospects of the Company could be adversely affected.

         The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

         The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Under recent amendments to the OPA, owners and operators of offshore oil and gas facilities are required to demonstrate $35 million in financial responsibility to cover environmental cleanup and restoration costs that could be incurred by governmental entities in connection with an oil spill, unless a formal risk assessment conducted by the MMS indicates that a higher amount (up to $150 million) should be required. Although the MMS has not yet promulgated rules for implementation of the recently adopted financial responsibility requirements, the Company expects that the MMS will allow financial responsibility to be demonstrated through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination of the foregoing. While the Company cannot predict the final form of any financial responsibility rule that may be adopted pursuant to the OPA, the impact of the rule should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

         The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan. The Company has such a plan in place. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

         In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

         The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

         In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could increase the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

         Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

OPERATING HAZARDS AND INSURANCE

         The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In addition to the foregoing, substantially all of the Company's operations are currently offshore and subject to the additional hazards of marine operations, such as capsizing of vessels, collision and adverse weather and sea conditions.

         In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company's insurance does not fully cover business interruption or protect against loss of revenues. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

EMPLOYEES

         At February 28, 1997 the Company had 66 full time employees, primarily professionals, including geologists, geophysicists, and engineers. The Company believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

ITEM 2.  PROPERTIES

         Substantially all of the Company's proved properties are located in the federal waters of the Gulf of Mexico, primarily offshore Louisiana. The Company's reserves are concentrated, with the eight largest properties accounting for approximately 60% of the Company's equivalent proved reserves as of December 31, 1996, but no single property held more than 15% of the Company's equivalent proved reserves as of such date. The Company is the operator of properties which accounted for 89% of its net production in 1996.

OIL AND GAS RESERVES

         The following table sets forth estimated net proved oil and gas reserves of the Company and the present value of estimated future pre-tax net cash flows related to such reserves as of December 31, 1996. Unless otherwise noted, all information in this Form 10-K relating to oil and gas reserves and the estimated future net cash flows attributable thereto are based upon estimates prepared by the Company and are net to the Company's interest. The present value of estimated future net cash flows was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis.

                                                                                 PROVED RESERVES
                                                                    ----------------------------------------
                                                                    DEVELOPED       UNDEVELOPED      TOTAL
                                                                    ---------       -----------      -------
     Oil and condensate (MBbls)   . . . . . . . . . . . . . .         11,820            1,839         13,659
     Gas (MMcf)   . . . . . . . . . . . . . . . . . . . . . .        199,452           41,933        241,385
     Total proved reserves (MMcfe)  . . . . . . . . . . . . .        270,372           52,967        323,339
     Present value of estimated future pre-tax net
     cash flows (in thousands)  . . . . . . . . . . . . . . .       $748,657         $111,159       $859,817

         Ryder Scott Company, Petroleum Engineers ("Ryder Scott"), has prepared estimates of the Company's proved reserves and future net cash flows therefrom as of December 31, 1992, 1993, 1994, 1995 and 1996. Ryder Scott's estimates of equivalent proved reserves were 100.3%, 97.8%, 106.0%, 100.5% and 96.3%, respectively, of the Company's estimates of proved reserves for the same periods. Ryder Scott's estimates of the present value of future pre-tax net cash flows attributable to the Company's proved reserves were 105.7%, 102.4%, 107.9%, 102.4% and 93.7% respectively, of the Company's estimates for the same periods.

         There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs, that may not prove correct.

         As is generally the case in the Gulf of Mexico, the Company's producing properties are characterized by a high initial production rate, followed by a steep decline in production. As a result, the Company must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Without successful exploration or acquisition activities, the Company's reserves and revenues will decline rapidly.

         As an operator of domestic oil and gas properties, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported herein. The differences are attributable to the fact that Form EIA-23 requires that an operator report on the total reserves attributable to wells that are operated by it, without regard to ownership (i.e., reserves are reported on a gross operated basis, rather than on a net interest basis).

FINDING COSTS

         The following table sets forth certain information regarding the costs associated with finding, acquiring and developing the Company's proved oil and gas reserves.

                                                        CAPITALIZED           RESERVES          COST TO
                                                         COSTS(1)              ADDED        FIND AND DEVELOP
                                                       (IN THOUSANDS)         (MMcfe)          (PER Mcfe)
                                                       --------------         ---------     ----------------
1992  . . . . . . . . . . . . . . . . . . . . . . .      $ 34,777              39,257            $0.89
1993  . . . . . . . . . . . . . . . . . . . . . . .        43,126              72,164(2)          0.60(2)
1994  . . . . . . . . . . . . . . . . . . . . . . .       116,476              97,513             1.19
1995  . . . . . . . . . . . . . . . . . . . . . . .       103,511             102,580             1.01
1996  . . . . . . . . . . . . . . . . . . . . . . .       162,315             119,050             1.36
                                                         --------             -------
     Five-year period ended December 31, 1996 . . .      $460,205             430,564            $1.07
                                                         ========             =======

---------------
(1) Capitalized costs represent all capitalized expenditures of the Company as shown in the following table under the caption "--Development, Exploration and Acquisition Capital Expenditures," excluding interest capitalized.

(2) Reserves added during 1993 include 10,088 MMcfe of reserves attributable to the Company's reversionary interests in certain properties that had not previously been included in the reserve estimates. Cost to find and develop per Mcfe for 1993 is $0.69 without taking into account the addition of reserves attributable to such reversionary interests. See "--Oil and Gas Reserves."

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         The following table sets forth certain information regarding the capitalized costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

                                                                        YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                          1996       1995       1994        1993      1992
                                                          ----       ----       ----        ----      ----
                                                                             (IN THOUSANDS)

Property acquisition:
  Unproved properties . . . . . . . . . . . . . .       $  5,670   $ 10,154    $  2,020   $  1,422  $    749
  Proved properties . . . . . . . . . . . . . . .         28,480     29,393      32,810     17,694    13,844
Exploration . . . . . . . . . . . . . . . . . . .         48,525     32,518      17,710      9,197     5,315
Development . . . . . . . . . . . . . . . . . . .         79,640     31,446      63,936     14,813    14,869
Interest capitalized  . . . . . . . . . . . . . .          1,508        674         217        119       119
                                                        --------   --------    --------    -------  --------
  Total capitalized costs . . . . . . . . . . . .       $163,823   $104,185    $116,693    $43,245  $ 34,896
                                                        ========   ========    ========    =======  ========

DRILLING ACTIVITY

         The following table sets forth the drilling activity of the Company for each year of the three-year period ended December 31, 1996.

                                                        1996                     1995                     1994
                                                   --------------            --------------           ------------
                                                   GROSS      NET            GROSS      NET          GROSS     NET
                                                   -----      ---            -----      ---          -----     ---
Exploratory wells:
  Productive  . . . . . . . . . . . . . . . . .      8        4.5             10        4.7            6       3.6
  Nonproductive . . . . . . . . . . . . . . . .      7        3.4              6        3.9            3       1.7
                                                    --        ---             --        ---           --       ---
       Total  . . . . . . . . . . . . . . . . .     15        7.9             16        8.6            9       5.3
                                                    ==        ===             ==        ===           ==       ===

Development wells:
  Productive  . . . . . . . . . . . . . . . . .     24       10.1             12        4.0           16       8.6
  Nonproductive . . . . . . . . . . . . . . . .      1        0.3              3        2.0            3       1.9
                                                    --       ----             --        ---           --      ----
       Total  . . . . . . . . . . . . . . . . .     25       10.4             15        6.0           19      10.5
                                                    ==       ====             ==        ===           ==      ====

PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells in which the Company owned an interest as of December 31, 1996.

                                                          COMPANY             OUTSIDE              TOTAL
                                                         OPERATED             OPERATED            PRODUCTIVE
                                          COMPANY          WELLS                WELLS               WELLS
                                          OPERATED      --------------       ------------       -------------
                                          PLATFORMS     GROSS      NET       GROSS    NET       GROSS     NET
                                          ---------     -----     ----       -----   ----       -----    ----
   Offshore Louisiana
     Federal
       Oil  . . . . . . . . . . . . .          7         56       31.6        -        -         56       31.6
       Gas  . . . . . . . . . . . . .         47         76       38.5        24      3.8       100       42.3
     State
       Oil  . . . . . . . . . . . . .         -           1        0.7        -        -          1        0.7
       Gas  . . . . . . . . . . . . .          1          1        0.7        -        -          1        0.7
   Onshore Louisiana
       Gas  . . . . . . . . . . . . .         -           2        1.5        -        -          2        1.5
   Offshore Texas
     Federal
       Oil  . . . . . . . . . . . . .          1          7        3.3        -        -          7        3.3
       Gas  . . . . . . . . . . . . .          3          8        3.9        -        -          8        3.9
                                              --        ---       ----        --      ---       ---       ----
          Total . . . . . . . . . . .         59        151       80.2        24      3.8       175       84.0
                                              ==        ===       ====        ==      ===       ===       ====


ACREAGE DATA

         The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1996.

                                                                   DEVELOPED ACRES        UNDEVELOPED ACRES
                                                                   -----------------      -----------------
                                                                    GROSS        NET       GROSS        NET
                                                                   ------        ---       -----        ---
Offshore Louisiana:
   Federal waters . . . . . . . . . . . . . . . . . . . . .         275,280    123,837     49,102      33,687
   State waters . . . . . . . . . . . . . . . . . . . . . .           3,153      2,177      4,613       4,339
Onshore Louisiana . . . . . . . . . . . . . . . . . . . . .           3,438      2,212      6,767       3,231
Offshore Texas:
   Federal waters . . . . . . . . . . . . . . . . . . . . .          31,680     14,784      5,760       2,448
   State waters . . . . . . . . . . . . . . . . . . . . . .             -          -          -            -
                                                                   --------    -------     ------      ------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .         313,551    143,010     66,242      43,705
                                                                    =======    =======     ======      ======

         Leases covering approximately 5,000 (875 net to the Company), 2,195 (1,921 net to the Company), 18,178 (11,741 net to the Company), 32,318 (27,287
net to the Company) and 18,098 (12,338 net to the Company) undeveloped acres are scheduled to expire in 1997, 1998, 1999, 2000 and 2001, respectively.

TITLE TO PROPERTIES

         The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The MMS must approve all transfers of record title or operating rights on leases on the OCS. The MMS approval process can in some cases delay the requested transfer for a significant period of time.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the names and ages (as of February 28, 1997) of and positions held by each of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.

                  NAME                  AGE                              POSITION
                  ----                  ---                              --------
Joe B. Foster . . . . . . . . . . . .    62   Chairman of the Board, President and Chief Executive Officer
Robert W. Waldrup . . . . . . . . . .    52   Vice President-Operations and Director
Terry W. Rathert  . . . . . . . . . .    44   Vice President, Chief Financial Officer and Secretary
David F. Schaible . . . . . . . . . .    37   Vice President -Acquisitions & Development
William D. Schneider  . . . . . . . .    45   Manager-Exploration
Ronald P. Lege  . . . . . . . . . . .    52   Controller and Assistant Secretary
C. William Austin . . . . . . . . . .    44   Legal Counsel and Assistant Secretary
James P. Ulm, II  . . . . . . . . . .    34   Treasurer

         Each of the executive officers has held the position set forth opposite his name for the past five years except as follows:

         Terry W. Rathert has served as Vice President, Chief Financial Officer and Secretary of the Company since 1992. From 1989 to 1992, he coordinated the Company's planning and marketing activities.

         David F. Schaible has served as Vice President - Acquisitions & Development since February 1995. From 1992 to 1995, he served as
Manager-Acquisitions & Development of the Company. Mr. Schaible was employed by the Company as Coordinator-Acquisitions and Marketing from 1991 to 1992 and as a petroleum engineer from 1989 to 1991.

         William D. Schneider has served as Manager-Exploration of the Company since 1992. From 1989 to 1992, Mr. Schneider was employed by the Company as a geologist.

         C. William Austin has served as Legal Counsel and Assistant Secretary since March 1994. From 1989 to March 1994, Mr. Austin was employed as a staff attorney for Energy Service Company, Inc., an international contract drilling and marine service company headquartered in Dallas, Texas.

         James P. Ulm, II has served as Treasurer of the Company since June 1995. From 1989 to June 1995, Mr. Ulm was employed in managerial positions, most recently as Treasurer, by American Exploration Company, an independent oil and gas company headquartered in Houston, Texas.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on the New York Stock Exchange under the symbol "NFX." The following table sets forth, for the periods indicated, the high and low sales price per share for the Common Stock.

                                                         HIGH      LOW
                                                         ----      ---
[S]                                                     [C]      [C]
1995
  First Quarter . . . . . . . . . . . . . . . . . .     11 7/16   9
  Second Quarter  . . . . . . . . . . . . . . . . .     14 1/4   10 3/4
  Third Quarter . . . . . . . . . . . . . . . . . .     16 1/16  12 3/8
  Fourth Quarter  . . . . . . . . . . . . . . . . .     15 1/4   13 5/16

1996
  First Quarter . . . . . . . . . . . . . . . . . .     15 1/4   12 1/2
  Second Quarter  . . . . . . . . . . . . . . . . .     20       15 1/8
  Third Quarter . . . . . . . . . . . . . . . . . .     22 3/4   18 1/16
  Fourth Quarter  . . . . . . . . . . . . . . . . .     26 1/2   22 5/16

1997
  First Quarter (through February 28, 1997) . . . .     28       19

         On December 1, 1996 the Company's Board of Directors declared a two-for-one split of its outstanding Common Stock to stockholders of record on December 16, 1996. All share amounts above have been restated to retroactively reflect the stock split.

         On February 28, 1997 the last reported sale price on the New York Stock Exchange Composite Tape was $19.875 per share.

         As of February 28, 1997 there were approximately 301 holders of record of the Common Stock of the Company.

         The Company has not in the past, and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and development of its business. In addition, the payment of dividends is restricted by the terms of the Company's credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

ITEM 6.  SELECTED FINANCIAL DATA

         For information concerning this item, see page 11 of the Newfield Exploration Company Annual Report to Stockholders for the year ended December 31, 1996 (the "Annual Report") as filed with the Securities and Exchange Commission as Exhibit 13.1 to this Form 10-K, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For information concerning this item, see pages 12 through 17 of the Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For information concerning this item, see pages 18 through 40 of the Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held on May 1, 1997, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I - Item 4A. Executive Officers of the Registrant."


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS:

         The following financial statements of the Company and the report of management and the Company's independent accountants thereon are included on pages 18 through 40 of the Annual Report, and are incorporated herein by reference:


         Management Report on Financial Statements

         Report of Independent Accountants

         Balance Sheet as of the fiscal years ended December 31, 1996 and 1995

         Statement of Income for the three years in the period ended December 31, 1996

         Statement of Cash Flows for the three years in the period ended December 31, 1996

         Statement of Stockholders' Equity for the three years in the period ended December 31, 1996

         Notes to the Financial Statements





2.       EXHIBITS

         3.1    -   Second Restated Certificate of Incorporation of Registrant
                    (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1
                    (Registration No. 33-69540)).

         3.2    -   Restated Bylaws of Registrant.

       +10.1    -   Newfield Exploration Company 1989 Stock Option Plan
                    (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1
                    (Registration No. 33-69540)).

       +10.2    -   Newfield Exploration Company 1990 Stock Option Plan
                    (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1
                    (Registration No. 33-69540)).

       +10.3    -   Newfield Exploration Company 1991 Stock Option Plan
                    (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1
                    (Registration No. 33-69540)).

       +10.4    -   Newfield Exploration Company 1993 Stock Option Plan
                    (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1
                    (Registration No. 33-69540)).

       +10.5    -   Newfield Employee 1993 Incentive Compensation Plan
                    (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1
                    (Registration No. 33-69540)).

       +10.6    -   Restricted Stock Plan and Agreement (incorporated by
                    reference to Exhibit 10.6 to the Registrant's Registration
                    Statement on Form S-1 (Registration No. 33-69540)).

        10.7    -   Amended and Restated Securityholders Agreement among
                    Newfield Exploration Company and certain of its stockholders dated as of October 18, 1993 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on
                    Form S-1 (Registration No. 33-69540)).

        10.8    -   Credit Agreement among Newfield Exploration Company and the
                    Chase Manhattan Bank, N.A., as Agent, and the Banks signatory thereto (without exhibits) dated as May 20, 1996
                    (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

       +10.9    -   Newfield Exploration Company 1995 Omnibus Stock Plan
                    (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement of Form S-8
                    (Registration No. 33-92182)).

      +10.10    -   Newfield Exploration Company 1995 Non-Employee Director
                    Restricted Stock Plan (incorporated by reference to Exhibit
                    4.2 to the Registrant's Registration Statement on Form S-8
                    (Registration No. 33-92182)).

      *11.1     -   Computation of Earnings per Share.

      *13.1     -   Newfield Exploration Company Annual Report to Stockholders
                    for the year ended December 31, 1996.

       21.1     -   The Registrant has no subsidiaries.

      *23.1     -   Consent of Coopers & Lybrand L.L.P.

      *23.2     -   Consent of Ryder Scott Company.

      *27       -   Financial Data Schedule (included only in the electronic
                    filing of this document)

------------------
    *    Filed herewith.
    +    Identifies management contracts and compensatory plans or
arrangements.



(b)      REPORTS ON FORM 8-K

         On December 13, 1996, the Company filed a Current Report on Form 8-K, dated December 3, 1996, reporting the declaration of a two-for-one stock split of its outstanding Common Stock on December 1, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 5th day of March, 1997.

                                             NEWFIELD EXPLORATION COMPANY


                                             By: /s/ Joe B. Foster
                                                --------------------------
                                                 Joe B. Foster
                                                 Chairman of the Board and
                                                 Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                        Title                          Date
     ---------                        -----                          ----

/s/ Joe B. Foster           Chairman of the Board and             March 5, 1997
--------------------------    Chief Executive Officer
Joe B. Foster                 (Principal Executive Officer)


/s/ Robert W. Waldrup       Vice President - Operations           March 5, 1997
--------------------------    and Director
Robert W. Waldrup

/s/ Terry W. Rathert        Vice President, Chief Financial       March 5, 1997
--------------------------    Officer and Secretary
Terry W. Rathert              (Principal Financial Officer)


/s/ Ronald P. Lege          Controller and Assistant Secretary    March 5, 1997
--------------------------    (Principal Accounting Officer)
Ronald P. Lege

/s/ Charles W. Duncan, Jr   Director                              March 5, 1997
--------------------------
Charles W. Duncan, Jr.

/s/ Jeffrey A. Harris       Director                              March 5, 1997
--------------------------
Jeffrey A. Harris

/s/ Howard H. Newman        Director                              March 5, 1997
--------------------------
Howard H. Newman

/s/ Thomas G. Ricks         Director                              March 5, 1997
--------------------------
Thomas G. Ricks

/s/ C. E. Shultz            Director                              March 5, 1997
--------------------------
C.E. Shultz

/s/ Dale E. Zand            Director                              March 5, 1997
--------------------------
Dale E. Zand

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                           DESCRIPTION

    3.1    -   Second Restated Certificate of Incorporation of Registrant
               (incorporated by reference to Exhibit 3.1 to the Registrant's
               Registration Statement on Form S-1 (Registration No. 33-69540)).

    3.2    -   Restated Bylaws of Registrant.

  +10.1    -   Newfield Exploration Company 1989 Stock Option Plan incorporated by reference to Exhibit 10.1 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 33-69540)).

  +10.2    -   Newfield Exploration Company 1990 Stock Option Plan
               (incorporated by reference to Exhibit 10.2 to the Registrant's
               Registration Statement on Form S-1 (Registration No. 33-69540)).

  +10.3    -   Newfield Exploration Company 1991 Stock Option Plan
               (incorporated by reference to Exhibit 10.3 to the Registrant's
               Registration Statement on Form S-1 (Registration No. 33-69540)).

  +10.4    -   Newfield Exploration Company 1993 Stock Option Plan
               (incorporated by reference to Exhibit 10.4 to the Registrant's
               Registration Statement on Form S-1 (Registration No. 33-69540)).

  +10.5    -   Newfield Employee 1993 Incentive Compensation Plan
               (incorporated by reference to Exhibit 10.5 to the Registrant's
               Registration Statement on Form S-1 (Registration No. 33-69540)).

  +10.6    -   Restricted Stock Plan and Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on
               Form S-1 (Registration No. 33-69540)).

   10.7    -   Amended and Restated Securityholders Agreement among Newfield
               Exploration Company and certain of its stockholders dated as of October 18, 1993 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-69540)).

   10.8    -   Credit Agreement among Newfield Exploration Company and the
               Chase Manhattan Bank, N.A., as Agent, and the Banks signatory thereto (without exhibits) dated as May 20, 1996 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1996).

  +10.9    -   Newfield Exploration Company 1995 Omnibus Stock Plan
               (incorporated by reference to Exhibit 4.1 to the Registrant's
               Registration Statement of Form S-8 (Registration No. 33-92182)).

  +10.10   -   Newfield Exploration Company 1995 Non-Employee Director
               Restricted Stock Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8
               (Registration No. 33-92182)).

  *11.1    -   Computation of Earnings per Share.

  *13.1    -   Newfield Exploration Company Annual Report to Stockholders
               for the year ended December 31, 1996.

   21.1    -   The Registrant has no subsidiaries.

  *23.1    -   Consent of Coopers & Lybrand L.L.P.

  *23.2    -   Consent of Ryder Scott Company.

  *27      -   Financial Data Schedule (included only in the electronic
               filing of this document)

------------------
*    Filed herewith.
+    Identifies management contracts and compensatory plans or arrangements.