Form 10-Q
period 1997-03-31
NEWFIELD EXPLORATION CO /DE/
filed 1997-05-01
CIK 912750

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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


Registrant's telephone number, including area code: (281) 847-6000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]  No [  ]

     As of April 30, 1997, there were 35,352,287 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                        TABLE OF CONTENTS

                                                                      Page
                              PART I
Item 1.  Financial Statements:
           Balance Sheet as of March 31, 1997
              and December 31, 1996. . . . . . . . . . . .              1

           Statement of Income for the three months ended
              March 31, 1997 and 1996. . . . . . . . . . .              2

           Statement of Cash Flows for the three months
              ended March 31, 1997 and 1996. . . . . . . .              3

           Notes to Financial Statements . . . . . . . . .              4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .              5


                             PART II

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .             10


                            NEWFIELD EXPLORATION COMPANY
                                     BALANCE SHEET
                     (In thousands of dollars, except share data)
                                      (Unaudited)

                                                   MARCH 31,   DECEMBER 31,
                                                      1997         1996
                                                 ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . .    $    12,819   $    13,290
  Accounts receivable, oil and gas. . . . . .         29,064        46,814
  Other . . . . . . . . . . . . . . . . . . .          1,070         1,179
                                                 ------------  ------------
    Total current assets. . . . . . . . . . .         42,953        61,283
                                                 ------------  ------------
Oil and gas properties (full cost method, of
  which $41,029 at March 31, 1997 and $55,305
  at December 31, 1996 were excluded from
  amortization) . . . . . . . . . . . . . . .        578,686       526,680
Furniture, fixtures and equipment . . . . . .          2,712         2,496
Less-accumulated depreciation, depletion and
  amortization. . . . . . . . . . . . . . . .       (218,900)     (199,161)
                                                 ------------  ------------
                                                     362,498       330,015
                                                 ------------  ------------
Other assets. . . . . . . . . . . . . . . . .          4,455         4,640
                                                 ------------  ------------
    Total assets. . . . . . . . . . . . . . .    $   409,906   $   395,938
                                                 ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. .    $    42,851   $    46,072
  Advances from joint owners. . . . . . . . .            679         3,612
  Current maturities of capital lease obligations        102           163
                                                 ------------  ------------
    Total current liabilities . . . . . . . .         43,632        49,847
                                                 ------------  ------------
Other liabilities . . . . . . . . . . . . . .          3,040         2,048
Long-term debt. . . . . . . . . . . . . . . .         60,000        60,000
Deferred taxes. . . . . . . . . . . . . . . .         50,246        44,141
                                                 ------------  ------------
    Total long-term liabilities . . . . . . .        113,286       106,189
                                                 ------------  ------------
Commitments and contingencies (Note 2). . . .           ---           ---
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued). . .           ---           ---
  Common stock ($0.01 par value, 50,000,000
    shares authorized; 35,352,127 and
    35,243,040 shares issued and outstanding
    at March 31, 1997 and December 31, 1996,
    respectively) . . . . . . . . . . . . . .            354           352
Additional paid-in capital. . . . . . . . . .        148,062       147,291
Unearned compensation . . . . . . . . . . . .         (2,320)       (2,746)
Retained earnings . . . . . . . . . . . . . .        106,892        95,005
                                                 ------------  ------------
    Total stockholders' equity. . . . . . . .        252,988       239,902
                                                 ------------  ------------
    Total liabilities and stockholders' equity   $   409,906   $   395,938
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.

                            NEWFIELD EXPLORATION COMPANY
                                  STATEMENT OF INCOME
                        (In thousands, except per share data)
                                     (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                     1997          1996
                                                  -----------   -----------
Oil and gas revenues. . . . . . . . . . . . .     $   46,927    $   32,962
                                                  -----------   -----------
Operating expenses:
  Lease operating . . . . . . . . . . . . . .          5,583         3,346
  Depreciation, depletion and amortization. .         19,754        14,721
  General and administrative, net . . . . . .          2,953         2,430
  Stock compensation. . . . . . . . . . . . .            430           342
                                                  -----------   -----------
    Total operating expenses. . . . . . . . .         28,720        20,839
                                                  -----------   -----------
Income from operations. . . . . . . . . . . .         18,207        12,123
Other income (expense):
  Interest income . . . . . . . . . . . . . .            373           154
  Interest expense, net . . . . . . . . . . .           (325)          (74)
                                                  -----------   -----------
                                                          48            80
                                                  -----------   -----------
Income before income taxes. . . . . . . . . .         18,255        12,203
Income tax provision. . . . . . . . . . . . .          6,368         4,274
                                                  -----------   -----------
Net income. . . . . . . . . . . . . . . . . .     $   11,887    $    7,929
                                                  ===========   ===========

Earnings per common share . . . . . . . . . .     $     0.32    $     0.22
                                                  ===========   ===========
Weighted average number of shares and
common stock equivalents outstanding. . . . .         37,674        36,784
                                                  ===========   ===========


The accompanying notes are an integral part of these financial statements.

                               NEWFIELD EXPLORATION COMPANY
                                 STATEMENT OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                      1997          1996
                                                 ------------  ------------
Cash flows from operating activities:
    Net Income. . . . . . . . . . . . . . . .    $    11,887   $     7,929

Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion
        and amortization. . . . . . . . . . .         19,754        14,721
      Deferred taxes. . . . . . . . . . . . .          6,473         4,477
      Stock compensation. . . . . . . . . . .            430           342
                                                 ------------  ------------
                                                      38,544        27,469
    Changes in operating assets and liabilities:
      Decrease in accounts receivable,
        oil and gas . . . . . . . . . . . . .         17,750         3,979
      Decrease in other current assets. . . .            109         3,613
      Decrease (increase) in other assets . .            185          (301)
      Decrease in accounts payable
        and accrued liabilities . . . . . . .        (12,177)       (1,595)
      Increase (decrease) in advances
        from joint owners . . . . . . . . . .         (2,933)        1,261
      Increase in other liabilities . . . . .            992           438
                                                 ------------    ----------
        Net cash provided by
          operating activities. . . . . . . .         42,470        34,864
                                                 ------------    ----------
Cash flows from investing activities:
      Additions to oil and gas properties . .        (43,050)      (16,251)
      Additions to furniture, fixtures and
        equipment                                       (231)         (174)
                                                 ------------   -----------
        Net cash used in
          investing activities. . . . . . . .        (43,281)      (16,425)
                                                 ------------   -----------
Cash flows from financing activities:
      Proceeds from borrowings. . . . . . . .         94,000        34,000
      Repayments of borrowings. . . . . . . .        (94,000)      (47,000)
      Proceeds from issuances of common
        stock, net. . . . . . . . . . . . . .            400           674
      Payments on capital lease obligations .            (60)         (120)
                                                 ------------   -----------
        Net cash provided by (used in)
          financing activities                           340       (12,446)
                                                 ------------   -----------
Increase (decrease) in cash and
      cash equivalents. . . . . . . . . . . .           (471)        5,993
Cash and cash equivalents,
      beginning of period . . . . . . . . . .         13,290        12,533
                                                 ------------   -----------
Cash and cash equivalents, end of period. . .    $    12,819    $   18,526
                                                 ============   ===========

The accompanying notes are an integral part of these financial statements.

                               NEWFIELD EXPLORATION COMPANY

                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)


(1)  Accounting Policies

     The unaudited financial statements of Newfield Exploration Company (the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1997 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required of financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including those financial statements and notes thereto incorporated by reference from the Company's 1996 Annual Report to Stockholders.

(2)  Contingencies

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company.


(3)  Subsequent Events

     Subsequent to March 31, 1997, the Company's available Borrowing Base was redetermined to be $160 million effective April 14, 1997. Additionally, the Company's credit facility was amended to permit the Company, subject to notification and conditioned upon the then effective Borrowing Base, to increase the size of the credit facility to $200 million. Further, the revolving credit period was extended through June 30, 1999, at which time the aggregate loans outstanding under the credit facility convert to a term loan with quarterly maturities through June 30, 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and access to capital.

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

     The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs (less any joint interest reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas reserves are capitalized in a "full cost pool" as incurred. The Company records depletion of its full cost pool using the unit of production method and uses its internal estimates of proved quantities of oil and gas reserves for financial accounting matters. To the extent that such capitalized costs in the full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                                    Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     1997          1996
                                                 ------------  ------------
Production:
Oil and condensate (MBbls)                               806           615
Gas (MMcf)                                            11,387         9,733
Total production (MMcfe)                              16,222        13,423

Average Realized Price:
Oil and condensate (per Bbl)                     $     22.32   $     18.17
Gas (per Mcf)                                           2.55          2.24

Average Costs (per Mcfe)
Lease operating                                  $      0.34   $      0.25
Depreciation, depletion and amortization                1.22          1.10
General and administrative, net                         0.21          0.21


     Production. Net production increased 21%, from 13.4 billion cubic feet of natural gas equivalent ("Bcfe") for the three months ended March 31, 1996 to 16.2 Bcfe for the three months ended March 31, 1997. Oil and condensate production for the three months ended March 31, 1997 increased 191 thousand barrels ("MBbls"), or 31%, compared to the same period of 1996. Increased oil and condensate production was due primarily to production increases from development drilling activities during 1996 at West Delta 152 and Ewing Bank 947, the acquisition of Ship Shoal 69 in the third quarter of 1996 and a well drilled and placed on production late in the fourth quarter 1996 at Vermilion 398. Gas production increased by 1.7 billion cubic feet ("Bcf"), or 17%, from 9.7 Bcf for the three months ended March 31, 1996 to 11.4 Bcf for the comparable period of 1997. Increased gas production was due to production increases from development drilling activities during 1996 at Ewing Bank 947, South Timbalier 148 and West Delta 152 and a well drilled and placed on production during the fourth quarter of 1996 at Vermillion 308. These increases were partially offset by natural production decline on other properties of the Company.

     Oil and Gas Revenues. Oil and gas revenues for the three months ended March 31, 1997 increased by $14.0 million, or 42%, compared to the same period of 1996, primarily as a result of increased oil and gas production and increased oil and gas prices. The average realized price of oil and condensate increased by 23% and the average realized price of natural gas increased by 14%.

     For the three months ended March 31, 1997, the average realized gas price was $2.55 per thousand cubic feet ("Mcf"), which, as a result of hedging activities, was 87% of the $2.93 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended March 31, 1996, the Company realized an average gas price of $2.24 per Mcf, or 74% of the $3.04 per Mcf average gas sales price that would have otherwise been received. For the three months ended March 31, 1996, the average realized oil and condensate price was $18.17, which, as a result of hedging activities, was 98% of the $18.63 per barrel average oil and condensate sales price that would have otherwise been received. There were no oil hedging activities for the three months ended March 31, 1997.

     Lease Operating Expense. Lease operating expense for the three months ended March 31, 1997 increased to $5.6 million from $3.3 million for the comparable period of 1996. Lease operating expense per Mcf equivalent ("Mcfe") increased from $0.25 for the three months ended March 31, 1996 to $0.34 for the comparable period of 1997. The increase in lease operating expense per unit is primarily attributable to a general increase in costs in the oil service industry, increased workover activities and lease operating costs associated with properties the Company acquired after March 31, 1996 partially offset by higher production volumes.

     Depreciation, Depletion and Amortization Expense. During the three months ended March 31, 1997, depreciation, depletion, and amortization expense increased to $19.8 million from $14.7 million for the comparable period of 1996. The increase was the result of an increased depletion rate per Mcfe combined with production increases from acquisitions and exploratory and development drilling activities in 1996. The depletion rate per unit for the three months ended March 31, 1997 increased 11% to $1.22 per Mcfe from $1.10 per Mcfe for the comparable period of 1996. The increase is primarily attributable to increased costs of drilling goods and services, platform and facilities construction and transportation services in the industry.

     General and Administrative Expense, Net. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, increased to $3.0 million for the three months ended March 31, 1997 as compared to $2.4 million for the same period of 1996. Performance based compensation, as a component of general and administrative expense, increased in the aggregate from $1.1 million for the three months ended March 31, 1996 to $1.4 million for the three months ended March 31, 1997 but remained constant on a per unit basis. Direct costs associated with staff increases during 1996 were partially offset by joint interest reimbursements. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to continue to increase.

     Net Income. As a result of the foregoing, the Company had net income of $11.9 million, or $0.32 per share, for the three months ended March 31, 1997, an increase of $4.0 million compared to $7.9 million, or $0.22 per share, for the comparable period of 1996.

Liquidity and Capital Resources

     The Company had a working capital deficit at March 31, 1997 of $0.7 million as compared to $11.4 million of working capital at December 31,

1996. The $12.1 million decrease in working capital is primarily due to higher accruals of current liabilities associated with drilling and construction activities not being immediately offset with borrowings under the Company's credit facility. Historically, the Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources and bank borrowings.

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Substantially all of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at least an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. As of March 31, 1997, the Company had entered into commodity price swap contracts effectively fixing the price of
2.4 Bcf of natural gas for April through June 1997 at a volume weighted average price of $1.93 per MMBtu (or approximately $2.08 per Mcf based upon the average energy content of the Company's gas production for the twelve months ended December 31, 1996). Subsequent to March 31, 1997, the Company purchased put option contracts for 6.3 Bcf of natural gas for July through September 1997 which, after accounting for the cost of such options, will result in the Company receiving not less than $2.01 per Mcf for the covered production. These gas hedging transactions are settled based on reported sales prices of natural gas delivered into those pipelines at the physical locations where the Company sells its production (the "Sales Point Price"). Because substantially all of the Company's natural gas production is sold under spot contracts that reference to the Sales Point Price, the Company has no basis risk with respect to these transactions.

     The Company maintains a $125 million unsecured revolving credit facility with The Chase Manhattan Bank, N.A., as agent. As of March 31, 1997, the borrowing base was $125 million, of which $60 million was outstanding. Subsequent to March 31, 1997, the Company's available Borrowing Base was redetermined to be $160 million effective April 14, 1997. Additionally, the Company's credit facility was amended to permit the Company, subject to notification and conditioned upon the then effective Borrowing Base, to increase the commitment amount from the current level of $125 million up to $200 million. Further, the revolving credit period was extended through June 30, 1999, at which time the aggregate loans outstanding under the credit facility convert to a term loan with quarterly maturities through June 30, 2002.

     The Company's net cash flow from operations for the first three months of 1997 was $42.5 million compared to $34.9 million for the same period of 1996. The increase is primarily due to increases in oil and gas production and average realized oil and gas prices and working capital changes. Net cash flow from operations before changes in operating assets and liabilities for the first three months of 1997 was $38.6 million compared to $27.5 million for the same period of 1996. The increase in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to increases in oil and gas production and average realized oil and gas prices.

     Capital expenditures for the three months ended March 31, 1997 were $52.0 million compared to $18.9 million for the same period of 1996. The Company's exploration capital expenditures for the first three months of 1997 were $20 million of the total of approximately $68 million budgeted for 1997. Development drilling and construction expenditures for platforms, facilities and pipelines were $25 million for the first three months of 1997 of the total of approximately $92 million budgeted for 1997. Expenditures for proved property acquisitions for the first three months of 1997 were $7 million. No significant abandonment or dismantlement costs are anticipated during 1997. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable.

     Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital, and bank borrowings. During the first quarter of 1997, the Company borrowed $94 million and repaid $94 million under the credit facility. The Company anticipates additional borrowings under this facility during the remainder of 1997.

     To cover the various obligations of lessees on the Outer Continental Shelf (the "OCS"), the United States Department of the Interior Minerals Management Service (the "MMS") generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Additionally, the MMS may require operators in the OCS to post supplement bonds in excess of lease and area wide bonds to assure that abandonment obligations on specific properties will be met. The Company is currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

     The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company believes its current operations are in material compliance with current environmental laws and regulations. There can be no assurance, however, that current regulatory requirements will not change, currently unforseen environmental incidents will not occur or past non-compliance with environment laws will not be discovered.

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                                 Part II


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         10.1 First Amendment to Credit Agreement among Newfield
              Exploration Company, as the Company, the Chase Manhattan Bank, as Agent, and the Banks signatory hereto, effective as of April 1, 1997 (without Exhibits)

         11.1 Computation of Earnings per Share

         27 Financial Data Schedule (included only in the electonic filing of this document)

  (b)    Reports on Form 8-K:

         None

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        NEWFIELD EXPLORATION COMPANY




Date: May 1, 1997             By:  /s/    TERRY W. RATHERT

                              Terry W. Rathert
                              Vice President and
                              Chief Financial Officer
                              (Authorized Officer and Principal
                              Financial Officer)

                                    EXHIBIT INDEX


            Exhibit
            Number       Description of Exhibits
           ---------     -----------------------

             10.1        First Amendment to Credit Agreement among Newfield
                         Exploration Company, as the Company, the Chase
                         Manhattan Bank, as Agent, and the Banks signatory hereto, effective as of April 1, 1997 (without
                         Exhibits)

             11.1        Computation of Earnings Per Share


             27          Financial Data Schedule (included
                         only in the electronic filing of
                         this document)