Form 10-Q
period 1997-06-30
NEWFIELD EXPLORATION CO /DE/
filed 1997-07-25
CIK 912750

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 24, 1996, there were 35,702,329 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                               TABLE OF CONTENTS

                                                                     Page

                                    PART I

Item 1.  Financial Statements:
           Consolidated Balance Sheet as of June 30,
              1997 and December 31, 1996 . . . . . . . . .             1

           Consolidated Statement of Income for the
              three months ended June 30, 1997 and 1996
              and for the six months ended
              June 30, 1997 and 1996 . . . . . . . . . . .             3

           Consolidated Statement of Cash Flows for the
              six months ended June 30, 1997 and 1996. . .             4

           Notes to Financial Statements . . . . . . . . .             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .             8


                                    PART II

Item 4.  Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . .            16


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .            18


                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                  (Unaudited)


                                              June 30,      December 31,
                                                1997            1996
                                            ------------    ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . .   $    13,254     $    13,290
  Accounts receivable, oil and gas. . . .        30,626          46,814
  Other . . . . . . . . . . . . . . . . .         2,226           1,179
                                            ------------    ------------
    Total current assets. . . . . . . . .        46,106          61,283
                                            ------------    ------------
Oil and gas properties (full cost method,
  of which $47,882 at June 30, 1997
  and $55,305 at December 31, 1996 were
  excluded from amortization) . . . . . .       640,410         526,680
Furniture, fixtures and equipment . . . .         2,905           2,496
Less-accumulated depreciation,
  depletion and amortization. . . . . . .      (241,099)       (199,161)
                                            ------------    ------------
                                                402,216         330,015
                                            ------------    ------------
Other assets . . . . . . . . . . . . . .            261           4,640
                                            ------------    ------------
    Total assets . . . . . . . . . . . .    $   448,583     $   395,938
                                            ============    ============


                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                  (Unaudited)

                                              June 30,      December 31,
                                               1997            1996
                                            -----------     -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities. . . . . . . . . . . . .    $    34,215     $    46,072
  Advances from joint owners . . . . . .          2,298           3,612
  Current maturities of capital
    lease obligations. . . . . . . . . .             52             163
                                            -----------     -----------
    Total current liabilities. . . . . .         36,565          49,847
                                            -----------     -----------
Other liabilities. . . . . . . . . . . .          4,193           2,048
Long-term debt . . . . . . . . . . . . .         87,500          60,000
Deferred taxes . . . . . . . . . . . . .         53,495          44,141
                                            -----------     -----------
    Total long-term liabilities. . . . .        145,188         106,189
                                            -----------     -----------
Commitments and contingencies (Note 2) .           ---             ---
Stockholders' equity:
  Preferred stock ($0.01 par value,
    5,000,000 share authorized,
    no shares issued). . . . . . . . . .           ---             ---
  Common stock ($0.01 par value,
    100,000,000 and 50,000,000 shares
    authorized; 35,677,829 and 35,243,040
    shares issued and outstanding at
    June 30, 1997 and December 31,
    1996, respectively). . . . . . . . .            357             352
Additional paid-in capital . . . . . . .        154,793         147,291
Unearned compensation  . . . . . . . . .         (2,985)         (2,746)
Retained earnings  . . . . . . . . . . .        114,665          95,005
                                            -----------     -----------
    Total stockholders' equity . . . . .        266,830         239,902
                                            -----------     -----------
    Total liabilities and
      stockholders' equity . . . . . . .    $   448,583     $   395,938
                                            ===========     ===========



  The accompanying notes are an integral part of these financial statements.

                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
               (In thousands of dollars, except per share data)
                                  (Unaudited)

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ----------------------   ---------------------
                                 1997        1996         1997       1996
                              ----------  ----------   ---------- ----------
Oil and gas revenues. . . .   $  42,345   $  33,013    $  89,272  $  65,975
                              ----------  ----------   ---------- ----------
Operating expenses:
  Lease operating . . . . .       5,022       4,052       10,605      7,398
  Depreciation, depletion
    and amortization. . . .      22,219      14,625       41,973     29,346
  General and
    administrative, net . .       2,574       1,643        5,527      4,073
  Stock compensation. . . .         278         531          708        873
                              ----------  ----------   ---------- ----------
    Total operating
      expenses. . . . . . .      30,093      20,851       58,813     41,690
                              ----------  ----------   ---------- ----------
Income from operations. . .      12,252      12,162       30,459     24,285
Other income (expense):
  Interest income . . . . .         235         129          608        283
  Interest expense, net . .        (532)        (70)        (857)      (144)
                              ----------  ----------   ---------- ----------
                                   (297)         59         (249)       139
                              ----------  ----------   ---------- ----------
Income before income taxes .     11,955      12,221       30,210     24,424
Income tax provision . . . .      4,182       4,272       10,550      8,546
                              ----------  ----------   ---------- ----------
Net income . . . . . . . . .  $   7,773   $   7,949    $  19,660  $  15,878
                              ==========  ==========   ========== ==========

Earnings per common share. .  $    0.21   $    0.21    $    0.52  $    0.43
                              ==========  ==========   ========== ==========
Weighted average number
  of shares and common
  stock equivalents
  outstanding. . . . . . . .     37,807      37,323       37,746     37,006
                              ==========  ==========   ========== ==========




  The accompanying notes are an integral part of these financial statements.

                          NEWFIELD EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                            ----------------------------
                                                1997            1996
                                            ------------    ------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . .    $    19,660     $    15,878

Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation, depletion
        and amortization . . . . . . . .         41,973          29,346
      Deferred taxes . . . . . . . . . .          9,883           8,529
      Stock compensation . . . . . . . .            708             873
                                            -------------   ------------
                                                 72,224          54,626
    Changes in operating assets and
      liabilities:
      Decrease in accounts receivable,
        oil and gas. . . . . . . . . . .         16,188             383
      Decrease (increase) in other
        current assets . . . . . . . . .         (1,047)          2,573
      Decrease (increase) in other
        assets . . . . . . . . . . . . .          4,379            (501)
      Increase (decrease) in accounts
        payable and accrued
        liabilities. . . . . . . . . . .        (20,097)            578
      Increase (decrease) in advance
        from joint owners. . . . . . . .         (1,314)          2,690
      Increase in other liabilities. . .          2,145             754
                                            ------------    ------------
        Net cash provided by
          operating activities . . . . .         72,478          61,103
                                            ------------    ------------


                          NEWFIELD EXPLORATION COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                            ----------------------------
                                                1997            1996
                                            ------------    ------------
Cash flows from investing activities:
      Additions to oil
        and gas properties . . . . . . .       (105,490)        (49,402)
      Additions to furniture,
        fixtures and equipment . . . . .           (443)           (269)
                                            ------------    ------------
        Net cash used in
          investing activities . . . . .       (105,933)        (49,671)
                                            ------------    ------------

Cash flows from financing activities:
      Proceeds from borrowings . . . . .        199,000          97,000
      Repayments of borrowings . . . . .       (171,500)       (103,000)
      Proceeds from issuance of
        common stock, net. . . . . . . .          6,030           1,637
      Payments on capital
        lease obligations. . . . . . . .           (111)           (250)
                                            ------------    ------------
        Net cash provided by (used in)
          financing activities . . . . .         33,419          (4,613)
                                            ------------    ------------
Increase (decrease) in cash and
      cash equivalents . . . . . . . . .            (36)          6,819
Cash and cash equivalents,
      beginning of period. . . . . . . .         13,290          12,533
                                            ------------    ------------
Cash and cash equivalents,
      end of period. . . . . . . . . . .    $    13,254     $    19,352
                                            ============    ============



  The accompanying notes are an integral part of these financial statements.

                          NEWFIELD EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Accounting Policies

     Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1997 and the Company's consolidated results of operations for the three- and six-month periods ended June 30, 1997 and 1996 and consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required of financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     The consolidated financial statements include the accounts of Newfield Exploration Company and its subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

     These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including those financial statements and notes thereto incorporated by reference from the Company's 1996 Annual Report to Stockholders.

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

(3) Huffco Acquisition

     In May 1997, the Company acquired the assets and subsidiaries of Huffco International, L.L.C., which includes a 35% working interest in a 415,000 acre production sharing contract in the Bohai Bay, offshore China. The Company also acquired certain rights and data relating to offshore West Africa, an international database and increased its technical staff. The purchase price was $6.3 million.

(4)  Subsequent Events

     Subsequent to June 30, 1997, the Company completed the acquisition of interests in five oil and gas producing fields, comprised of interests in nine offshore blocks, in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico, offshore Louisiana and Texas for a purchase price of approximately $43 million. The current combined production from these fields is approximately 18 MMcfe of natural gas per day net to the interests acquired, or approximately 10% of the Company's net daily production prior to the acquisition.

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

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and is designed to improve the EPS information provided in the financial statements by simplifying the existing computation. When adopted this statement will result in an increased basic EPS for the Company. The Company will adopt the provisions of the statement in its 1997 year-end financial statements.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement No. 129"). The statement consolidates the existing requirements to disclose certain information about an entity's capital structure, for both public and nonpublic entities. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). The statement establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. The Company will adopt the provisions of Statements No. 129, 130 and 131 in its 1998 financial statements.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                              ----------------------   ---------------------
                                  1997       1996          1997      1996
                              ----------  ----------   ---------- ----------
Production:
Oil and condensate (MBbls)          819         622        1,625      1,237
Gas (MMcf)                       12,896       9,597       24,283     19,329
Total production (MMcfe)         17,808      13,326       34,030     26,750

Average Realized Price:
Oil and condensate (per Bbl)  $   18.01   $   19.69    $   20.15  $   18.94
Gas (per Mcf)                      2.15        2.17         2.34       2.20

Average Costs (per Mcfe)
Lease operating               $    0.28   $    0.30    $    0.31  $    0.28
Depreciation, depletion
  and amortization                 1.25        1.10         1.23       1.10
General and
  administrative, net              0.14        0.12         0.16       0.15


     Production. Net production increased 27%, from 26.7 billion cubic feet of natural gas equivalent ("Bcfe") for the six months ended June 30, 1996, to 34.0 Bcfe for the six months ended June 30, 1997. Oil and condensate production for the six months ended June 30, 1997 increased 388 thousand barrels ("MBbls"), or 31%, compared to the same period of 1996. Increased oil production for the first six months of 1997 was due primarily to production increases from development drilling activities during 1996 at

South Timbalier 148 and Ewing Bank 947, the acquisition of Ship Shoal 69 in the third quarter of 1996 and a well drilled and placed on production late in the fourth quarter 1996 at Vermilion 398. Gas production increased by 5.0 billion cubic feet ("Bcf"), or 26%, from 19.3 Bcf for the six months ended June 30, 1996 to 24.3 Bcf for the comparable period of 1997. Increased gas production was due to production increases from development drilling activities during 1996 at Ewing Bank 947, South Timbalier 148 and West Delta 152 and a well drilled and placed on production during the fourth quarter of 1996 at Vermilion 308. These increases were partially offset by natural production decline on other properties of the Company.

     Net production increased 34%, from 13.3 Bcfe for the three months ended June 30, 1996 to 17.8 Bcfe for the three months ended June 30, 1997. Oil and condensate production for the three months ended June 30, 1997 increased 197 MBbls, or 32%, compared to the same period of 1996. Increased oil production was due primarily to production increases from development drilling activities during 1996 at South Timbalier 148 and Ewing Bank 947, the acquisition of Ship Shoal 69 in the third quarter of 1996 and a well drilled and placed on production late in the fourth quarter 1996 at Vermilion
398. Gas production increased by 3.3 Bcf, or 34%, from 9.6 Bcf for the three months ended June 30, 1996 to 12.9 Bcf for the comparable period of 1997. Increased gas production was due to production increases from development drilling activities during 1996 at Ewing Bank 947, South Timbalier 148 and West Delta 152 and a well drilled and placed on production during the fourth quarter of 1996 at Vermilion 308.

     Oil and Gas Revenues. Oil and gas revenues for the six months ended June 30, 1997 increased by $23.3 million, or 35%, compared to the same period of 1996, primarily as a result of increased oil and gas production and increased oil and gas prices. The average realized price of oil and condensate and natural gas increased by 6%.

     For the six months ended June 30, 1997, the average realized gas price was $2.34 per thousand cubic feet ("Mcf"), which, as a result of hedging activities, was 93% of the $2.52 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the six months ended June 30, 1996, the Company realized an average gas price of $2.20 per Mcf, or 80% of the $2.75 per Mcf average gas sales price that would have otherwise been received.
There were no oil hedging activities for the six months ended June 30, 1997. For the six months ended June 30, 1996, the average realized oil and condensate price was $18.94, which, as a result of hedging activities, was 97% of the $19.47 per barrel average oil and condensate sales price that would have otherwise been received.

     Oil and gas revenues for the three months ended June 30, 1997 increased by $9.3 million, or 28%, compared to the same period of 1996, primarily as a result of increased oil and gas production.

     For the three months ended June 30, 1997, the average realized gas price was $2.15 per Mcf, which, as a result of hedging activities, was 99% of the $2.16 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended June 30, 1996, the Company realized an average gas price of $2.17 per Mcf, or 89% of the $2.45 per Mcf average gas sales price that would have otherwise been received.

     There were no oil hedging activities for the three months ended June 30, 1997. Oil hedging activities for the three months ended June 30, 1996 had a negligible impact on oil and condensate revenues.

     Lease Operating Expense. Lease operating expense for the six months ended June 30, 1997 increased to $10.6 million from $7.4 million for the comparable period of 1996. Lease operating expense per Mcf equivalent ("Mcfe") increased from $0.28 for the six months ended June 30, 1996, to $0.31 for the comparable period of 1997. These increases are primarily attributable to a general increase in costs in the oil service industry, increased workover activities, and lease operating costs associated with properties acquired after June 30, 1996.

     Lease operating expense for the three months ended June 30, 1997 increased to $5.0 million from $4.1 million for the comparable period of 1996. Lease operating expense per Mcfe decreased from $0.30 for the three months ended June 30, 1996, to $0.28 for the comparable period of 1997. The decrease in lease operating expense per unit is primarily attributable to increased production volumes during the second quarter of 1997.

     Depreciation, Depletion and Amortization Expense. During the six and three months ended June 30, 1997, depreciation, depletion, and amortization expense increased to $42.0 million and $22.2 million, respectively, from $29.3 million and $14.6 million, respectively, for the comparable periods of 1996. The increases were the result of an increased depletion rate per Mcfe and production increases from acquisitions and exploratory and development drilling activities during 1996 and 1997. The depletion rate per unit for the six and three month periods ended June 30, 1997 increased to $1.23 and $1.25 per Mcfe, respectively, from $1.10 per Mcfe, for each of the comparable periods of 1996. The increases in the depletion rate per unit are primarily attributable to increased costs of drilling goods and services, platform and facilities construction and transportation services in the industry.

     General and Administrative Expense, Net. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, increased to $5.5 million, or $0.16 per Mcfe, and $2.6 million, or $0.14 per Mcfe, for the six and three month periods ended June 30, 1997, respectively, as compared to $4.1 million, or $0.15 per Mcfe, and $1.6 million, or $0.12 per Mcfe, for the same periods of 1996, respectively. Performance based compensation, as a component of general and administrative expense, increased from $2.2 million, or $0.08 per

Mcfe, and $1.1 million, or $0.08 per Mcfe, for the six and three month periods ended June 30, 1996, respectively, to $2.5 million, or $0.07 per Mcfe, and $1.2 million, or $0.07 per Mcfe, for the six and three month periods ended June 30, 1997, respectively. Direct costs associated with staff increases during 1996 were partially offset by joint interest reimbursements. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to continue to increase. See - "Recent Developments."

     Net Income. As a result of the foregoing, the Company had net income of $19.7 million and $7.8 million, or $0.52 and $0.21 per share, for the six and three month periods ended June 30, 1997, respectively, as compared to $15.9 million and $7.9 million, or $0.43 per share and $0.21 per share, for the comparable periods of 1996. The increase in earnings per share is primarily due to an increase in oil and gas revenues for the six month period ended June 30, 1997 as compared to the comparable period of 1996.

Liquidity and Capital Resources

     The Company had $9.5 million of working capital at June 30, 1997 compared to $11.4 million at December 31, 1996. The $1.9 million decrease in working capital is primarily due to increased drilling activity during the first six months of 1997 offset by the impact of increased revenues during the period. In addition, working capital balances may fluctuate from quarter to quarter to the extent the Company increases or decreases borrowings under the credit agreement. Historically, the Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources and bank borrowings.

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at least an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. As of June 30, 1997, the Company had entered into commodity price swap contracts effectively fixing the price of
1.0 Bcf of natural gas per month for July through September 1997 at a volume weighted average price of $2.31 per one million British thermal units ("MMBtu") (or approximately $2.45 per Mcf based upon the average energy content of the Company's gas production for the twelve months ended
December 31, 1996). Additionally, the Company has entered into a put option for 2.1 Bcf of natural gas per month for July through September 1997 with a floor price, after the cost of the option, of $1.90 Per MMBtu (or approximately $2.01 per Mcf). These gas hedging transactions are settled based on reported sales prices of natural gas delivered into those pipelines at the physical locations where the Company sells its production, (the "Sales Point Price"). Because substantially all of the Company's natural gas production is sold under spot contracts that reference to the Sales Point Price, the Company has no basis risk with respect to these transactions.

     The Company maintains a $125 million reserve-based revolving credit facility with The Chase Manhattan Bank, N.A., as agent. As of June 30, 1997, $87.5 million was outstanding under this credit facility and the borrowing base was $160 million. Subject to notification and conditioned upon the then effective Borrowing Base, the Company retains the right to increase the commitment amount of the facility up to $200 million. Subsequent to June 30, 1997, the Company borrowed additional funds under the credit facility to complete the acquisition of interests in nine offshore blocks. See -
"Recent Developments."

     The Company's net cash flow from operations for the first six months of 1997 was $72.5 million compared to $61.1 million for the same period of 1996. The increase is primarily due to increases in oil and gas production and average realized oil and gas prices and changes in operating assets and liabilities. Net cash flow from operations before changes in operating assets and liabilities for the first six months of 1997 was $72.2 million compared to $54.6 million for the same period of 1996. The increase in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to increased oil and gas production.

     Capital expenditures for the six months ended June 30, 1997 were $113.7 million compared to $56.7 million for the same period of 1996. The Company's exploration capital expenditures for the first six months of 1997 were $45.4 million of the total of approximately $67.2 million budgeted for 1997. Development drilling and construction expenditures for platforms, facilities and pipelines were $55.1 million for the first six months of 1997 of the total of approximately $92.2 million budgeted for 1997. Expenditures for proved property acquisitions for the first six months of 1997 were $13.2 million. No significant abandonment or dismantlement costs are anticipated during 1997. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable.

     Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital, and bank borrowings. During the first six months of 1997, the Company borrowed $199 million and repaid $171.5 million under the credit facility. The Company anticipates additional borrowings under this facility during the remainder of 1997.

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

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, liquidity or results of operations or cash flows of the Company.

Recent Developments

     In May 1997, the Company acquired the assets and subsidiaries of Huffco International, L.L.C., which includes a 35% working interest in a 415,000 acre production sharing contract in the Bohai Bay, offshore China. The Company also acquired certain rights and data relating to offshore West Africa, an international database and increased its technical staff. Additionally, David Trice, Chief Executive Officer of Huffco joined the Company as vice president and president of Newfield International, Inc. and Ms. Terry Huffington, principal owner of Huffco International, L.L.C., was elected a director of the Company.

     In July 1997, the Company completed the acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico, offshore Louisiana and Texas for a purchase price of approximately $43 million. The current combined production from these fields is approximately 18 MMcfe of natural gas per day net to the interests acquired, or approximately 10% of the Company's net daily production prior to the acquisition.

     As a result of these activities, the 1997 capital budget has been increased to $211 million. The 1997 production target has been revised to 72 Bcfe and the Company has a goal of 15-20% volume growth during 1998.

Forward Looking Information

     Certain of the statements set forth in this document regarding production targets and planned capital expenditures and activities are forward looking and are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks.

                                    Part II


Item 4.  Submission of Matters to a Vote of Security Holders

         At the May 1, 1997 Annual Meeting of Stockholders, the Company's stockholders voted on four matters; 35,235,927 shares of common stock were outstanding and entitled to vote as of the March 7, 1997 record date.

         (1) Election of Eight Directors:

             The stockholders elected the eight nominees as directors for a one-year term by the following vote:

            Nominee Elected              For               Withheld
            ----------------       ----------------     ----------------
            Joe B. Foster             32,678,928              8,097
            Robert W. Waldrup         32,679,876              7,149
            Charles W. Duncan, Jr.    32,676,811             10,214
            Jeffrey A. Harris         32,678,749              8,276
            Howard H. Newman          32,678,749              8,276
            Thomas G. Ricks           32,678,876              8,149
            C.E. (Chuck) Shultz       32,678,718              8,307
            Dale E. Zand              32,678,224              8,801

          (2) Amendment of Article Fourth of the Company's Second Restated Certificate of Incorporation:

              The stockholders ratified a proposal to amend Article Fourth of the Company's Second Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 100,000,000 shares by the following vote:

                  For                   Against            Abstentions
            ----------------       ----------------     ----------------
               31,838,846               836,107              12,072


          (3) Amendment of 1995 Non-Employee Director Restricted Stock Plan:

              The stockholders ratified a proposal to amend the Company's 1995 Non-Employee Director Restricted Stock Plan by the following vote:

                  For                   Against            Abstentions
            ----------------       ----------------     ----------------
               27,048,809              5,620,566             17,650

          (4) Appointment of Independent Public Accountants:

              The stockholders ratified the appointment of Coopers &
              Lybrand L.L.P. as the Company's independent public accountants for the year 1997 by the following vote:

                  For                   Against            Abstentions
            ----------------       ----------------     ----------------
               32,668,232                4,922               13,871

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         11.1  Computation of Earnings per Share

         27 Financial Data Schedule (included only in the electronic filing of this document)

  (b)    Reports on Form 8-K:

         On May 15, 1997, the Company filed a Current Report on Form 8-K, dated May 13, 1997, reporting the acquisition of the assets and subsidiaries of Huffco International, L.L.C. Additionally, Ms. Terry Huffington, principal owner of Huffco International, L.L.C., was elected a director of the Company.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NEWFIELD EXPLORATION COMPANY




Date: July 25, 1997             By:  /s/    Terry W. Rathert

                                Terry W. Rathert
                                Vice President-Planning and Administration and Secretary
                                (Authorized Officer and Principal
                                Financial Officer)

                                 EXHIBIT INDEX



            Exhibit
            Number       Description of Exhibits
           ---------     ------------------------

             11.1        Computation of Earnings per Share

             27 Financial Data Schedule (included only in the electronic filing of this document)
