Form 10-Q
period 1997-09-30
NEWFIELD EXPLORATION CO /DE/
filed 1997-10-27
CIK 912750

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 24, 1997, there were 35,916,158 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                               TABLE OF CONTENTS

                                                                     Page

                                    PART I

Item 1.  Financial Statements:
           Consolidated Balance Sheet as of September 30,
              1997 and December 31, 1996 . . . . . . . . .             1

           Consolidated Statement of Income for the
              three months ended September 30, 1997
              and 1996 and for the nine months ended
              September 30, 1997 and 1996. . . . . . . . .             3

           Consolidated Statement of Cash Flows for
              the nine months ended September 30, 1997
              and 1996 . . . . . . . . . . . . . . . . . .             4

           Notes to Financial Statements . . . . . . . . .             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .             8


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .            17


                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                  (Unaudited)


                                            September 30,   December 31,
                                                1997            1996
                                            ------------    ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . .   $    15,279     $    13,290
  Accounts receivable, oil and gas. . . .        37,222          46,814
  Other . . . . . . . . . . . . . . . . .         2,711           1,179
                                            ------------    ------------
    Total current assets. . . . . . . . .        55,212          61,283
                                            ------------    ------------
Oil and gas properties (full cost method,
  of which $66,957 at September 30, 1997
  and $55,305 at December 31, 1996 were
  excluded from amortization) . . . . . .       715,018         526,680
Furniture, fixtures and equipment . . . .         3,028           2,496
Less-accumulated depreciation,
  depletion and amortization. . . . . . .      (266,541)       (199,161)
                                            ------------    ------------
                                                451,505         330,015
                                            ------------    ------------
Other assets . . . . . . . . . . . . . .            209           4,640
                                            ------------    ------------
    Total assets . . . . . . . . . . . .    $   506,926     $   395,938
                                            ============    ============


                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                  (Unaudited)

                                            September 30,   December 31,
                                               1997            1996
                                            -----------     -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities. . . . . . . . . . . . .    $    45,448     $    46,072
  Advances from joint owners . . . . . .            915           3,612
  Current maturities of capital
    lease obligations. . . . . . . . . .           ---              163
                                            -----------     -----------
    Total current liabilities. . . . . .         46,363          49,847
                                            -----------     -----------
Other liabilities. . . . . . . . . . . .          4,703           2,048
Long-term debt . . . . . . . . . . . . .        120,000          60,000
Deferred taxes . . . . . . . . . . . . .         57,620          44,141
                                            -----------     -----------
    Total long-term liabilities. . . . .        182,323         106,189
                                            -----------     -----------
Commitments and contingencies (Note 2) .           ---             ---
Stockholders' equity:
  Preferred stock ($0.01 par value,
    5,000,000 share authorized,
    no shares issued). . . . . . . . . .           ---             ---
  Common stock ($0.01 par value,
    100,000,000 and 50,000,000 shares
    authorized; 35,879,058 and 35,243,040
    shares issued and outstanding at
    September 30, 1997 and December 31,
    1996, respectively). . . . . . . . .            359             352
Additional paid-in capital . . . . . . .        159,265         147,291
Unearned compensation  . . . . . . . . .         (4,764)         (2,746)
Retained earnings  . . . . . . . . . . .        123,380          95,005
                                            -----------     -----------
    Total stockholders' equity . . . . .        278,240         239,902
                                            -----------     -----------
    Total liabilities and
      stockholders' equity . . . . . . .    $   506,926     $   395,938
                                            ===========     ===========



  The accompanying notes are an integral part of these financial statements.

                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
               (In thousands of dollars, except per share data)
                                  (Unaudited)

                                Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                              ----------------------   ---------------------
                                 1997        1996         1997       1996
                              ----------  ----------   ---------- ----------
Oil and gas revenues. . . .   $  49,863   $  35,799    $ 139,135  $ 101,774
                              ----------  ----------   ---------- ----------
Operating expenses:
  Lease operating . . . . .       7,177       4,696       17,782     12,094
  Depreciation, depletion
    and amortization. . . .      25,442      16,189       67,415     45,535
  General and
    administrative, net . .       2,724       1,265        8,251      5,338
  Stock compensation. . . .         297         571        1,005      1,444
                              ----------  ----------   ---------- ----------
    Total operating
      expenses. . . . . . .      35,640      22,721       94,453     64,411
                              ----------  ----------   ---------- ----------
Income from operations. . .      14,223      13,078       44,682     37,363
Other income (expense):
  Interest income . . . . .         160         305          768        588
  Interest expense, net . .        (926)        (53)      (1,783)      (197)
                              ----------  ----------   ---------- ----------
                                   (766)        252       (1,015)       391
                              ----------  ----------   ---------- ----------
Income before income taxes .     13,457      13,330       43,667     37,754
Income tax provision . . . .      4,742       4,657       15,292     13,203
                              ----------  ----------   ---------- ----------
Net income . . . . . . . . .  $   8,715   $   8,673    $  28,375  $  24,551
                              ==========  ==========   ========== ==========

Earnings per common share. .  $    0.23   $    0.23    $    0.75  $    0.66
                              ==========  ==========   ========== ==========
Weighted average number
  of shares and common
  stock equivalents
  outstanding. . . . . . . .     38,120      37,549       37,771     37,132
                              ==========  ==========   ========== ==========




  The accompanying notes are an integral part of these financial statements.

                          NEWFIELD EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                            ----------------------------
                                                1997            1996
                                            ------------    ------------
Cash flows from operating activities:
    Net income . . . . . . . . . . . . .    $    28,375     $    24,551

Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation, depletion
        and amortization . . . . . . . .         67,415          45,535
      Deferred taxes . . . . . . . . . .         15,315          13,511
      Stock compensation . . . . . . . .          1,005           1,444
                                            -------------   ------------
                                                112,110          85,041
    Changes in operating assets and
      liabilities:
      Decrease in accounts receivable,
        oil and gas. . . . . . . . . . .          9,592             744
      Decrease (increase) in other
        current assets . . . . . . . . .         (1,511)          2,589
      Decrease in other assets . . . . .          4,431             231
      Increase (decrease) in accounts
        payable and accrued
        liabilities. . . . . . . . . . .         (7,310)          9,778
      Increase (decrease) in advance
        from joint owners. . . . . . . .         (2,697)          9,193
      Increase in other liabilities. . .          2,655           1,055
                                            ------------    ------------
        Net cash provided by
          operating activities . . . . .        117,270         108,631
                                            ------------    ------------


                          NEWFIELD EXPLORATION COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                            ----------------------------
                                                1997            1996
                                            ------------    ------------
Cash flows from investing activities:
      Additions to oil
        and gas properties . . . . . . .       (181,652)       (106,627)
      Additions to furniture,
        fixtures and equipment . . . . .           (566)           (417)
                                            ------------    ------------
        Net cash used in
          investing activities . . . . .       (182,218)       (107,044)
                                            ------------    ------------

Cash flows from financing activities:
      Proceeds from borrowings . . . . .        315,000         190,000
      Repayments of borrowings . . . . .       (255,000)       (164,000)
      Proceeds from issuance of
        common stock, net. . . . . . . .          7,100           2,194
      Payments on capital
        lease obligations. . . . . . . .           (163)           (357)
                                            ------------    ------------
        Net cash provided by
          financing activities . . . . .         66,937          27,837
                                            ------------    ------------
Increase in cash and
      cash equivalents . . . . . . . . .          1,989          29,424
Cash and cash equivalents,
      beginning of period. . . . . . . .         13,290          12,533
                                            ------------    ------------
Cash and cash equivalents,
      end of period. . . . . . . . . . .    $    15,279     $    41,957
                                            ============    ============



  The accompanying notes are an integral part of these financial statements.

                          NEWFIELD EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Accounting Policies

     Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1997 and the Company's consolidated results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 and consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     The consolidated financial statements include the accounts of Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including those financial statements and notes thereto incorporated by reference from the Company's 1996 Annual Report to Stockholders.

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at least an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Unrealized gains and losses on these contracts are deferred and offset in the balance sheet against the related settlement amounts.

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

(3)  Acquisition Activities

     In July 1997, the Company completed the acquisition of interests in five oil and gas producing fields comprised of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico, offshore Louisiana and Texas, for a purchase price of approximately $43 million. In July 1997, combined production from these fields was approximately 18 MMcfe per day net to the interests acquired, or approximately 10% of the Company's net daily production prior to the acquisition.

(4)  Subsequent Events

     Subsequent to September 30, 1997, the Company placed, through a Rule 144A private placement offering, $125 million in senior unsecured notes due October 2007. The notes have registration rights. Net proceeds from the sale of the notes were used to repay outstanding indebtedness under the Company's revolving credit facility. The notes were issued at 99.684% of par with a 7.45% coupon, with interest payable on April 15 and October 15, commencing April 15, 1998.

     Additionally, the Company entered into an amended and restated, unsecured, five year, $125 million revolving credit facility on October 9, 1997. The borrowing base under the facility is $225 million and the amount available to the Company after placement of the senior notes is $100 million.

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

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). The statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and is designed to improve the EPS information provided in the financial statements by simplifying the existing computation. When adopted this statement is expected to result in an insignificant increase in the Company's basic EPS. The Company will adopt the provisions of the statement in its 1997 year-end financial statements.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("Statement No. 129"). The statement consolidates the existing requirements to disclose certain information about an entity's capital structure, for both public and nonpublic entities. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). The statement establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. The Company will adopt the provisions of Statements No. 129, 130 and 131 in its 1998 financial statements. The Company does not believe that the adoption of Statements No. 129, 130 and 131 will have a material effect on its results of operations or the calculation of net income.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                 Three Months Ended      Nine Months Ended
                                   September 30,            September 30,
                              ----------------------   ---------------------
                                  1997       1996          1997      1996
                              ----------  ----------   ---------- ----------
Production:
Oil and condensate (MBbls)          867         606        2,491      1,842
Gas (MMcf)                       14,719      10,496       39,002     29,826
Total production (MMcfe)         19,920      14,130       53,950     40,880

Average Realized Price:
Oil and condensate (per Bbl)  $   17.60   $   21.53    $   19.26  $   19.79
Gas (per Mcf)                      2.35        2.17         2.34       2.19

Average Costs (per Mcfe)
Lease operating               $    0.36   $    0.33    $    0.33  $    0.30
Depreciation, depletion
  and amortization                 1.28        1.15         1.25       1.11
General and
  administrative, net              0.14        0.09         0.15       0.13


     Production. Net production increased 32%, from 40.9 Bcfe for the nine months ended September 30, 1996, to 54.0 Bcfe for the nine months ended September 30, 1997. Oil and condensate production for the nine months ended September 30, 1997 increased 649 MBbls, or 35%, compared to the same period of 1996. Increased oil production for the first nine months of 1997 was due primarily to production increases from development drilling activities during 1996 at South Timbalier 148 and Ewing Bank 947, the acquisition of Ship Shoal 69 in the third quarter of 1996 and a well drilled and placed on production late in the fourth quarter of 1996 at Vermilion 398. Gas production increased by 9.2 Bcf, or 31%, from 29.8 Bcf for the nine months ended September 30, 1996 to 39.0 Bcf for the comparable period of 1997. Increased gas production was due to production increases from development drilling activities during 1996 at Ewing Bank 947, South Timbalier 148 and West Delta 152 and wells drilled and placed on production during the fourth quarter of 1996 at Vermilion 308 and 398. These increases were partially offset by natural production decline on other properties of the Company.

     Net production increased 41%, from 14.1 Bcfe for the three months ended September 30, 1996 to 19.9 Bcfe for the three months ended September 30, 1997. Oil and condensate production for the three months ended September 30, 1997 increased 261 MBbls, or 43%, compared to the same period of 1996. Increased oil production was due primarily to production increases from development drilling activities during 1996 at South Timbalier 148 and Ewing Bank 947, the acquisition of Ship Shoal 69 in the third quarter of 1996 and a well drilled and placed on production late in the fourth quarter of 1996 at Vermilion 398. Gas production increased by 4.2 Bcf, or 40%, from 10.5 Bcf for the three months ended September 30, 1996 to 14.7 Bcf for the comparable period of 1997. Increased gas production was due to production increases from development drilling activities during 1996 at South Timbalier 148, a well drilled and placed on production during the fourth quarter of 1996 at Vermilion 398, the acquisition of Ship Shoal 69 in the third quarter of 1996 and the acquisition of West Cameron 533 in July 1997.

     Oil and Gas Revenues. Oil and gas revenues for the nine months ended September 30, 1997 increased by $37.4 million, or 37%, compared to the same period of 1996, primarily as a result of increased oil and gas production and higher realized gas prices. The average realized price of natural gas increased by 6.8%.

     For the nine months ended September 30, 1997, the average realized gas price was $2.34 per Mcf, which, as a result of hedging activities, was 95% of the $2.46 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the nine months ended September 30, 1996, the Company realized an average gas price of $2.19 per Mcf, or 84% of the $2.60 per Mcf average gas sales price that would have otherwise been received. There were no oil hedging activities for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, the average realized oil and condensate price was $19.79, which, as a result of hedging activities, was 98% of the $20.15 per barrel average oil and condensate sales price that would have otherwise been received.

     Oil and gas revenues for the three months ended September 30, 1997 increased by $14.1 million, or 39%, compared to the same period of 1996, primarily as a result of increased oil and gas production and higher realized gas prices. The averaged realized price of natural gas increased by 8.3%.

     For the three months ended September 30, 1997, the average realized gas price was $2.35 per Mcf, which, as a result of hedging activities, was 99% of the $2.37 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended September 30, 1996, the Company realized an average gas price of $2.17 per Mcf, or 93% of the $2.33 per Mcf average gas sales price that would have otherwise been received. There were no oil hedging activities for the three months ended September 30, 1997 and 1996.

     Lease Operating Expense. Lease operating expense for the nine months ended September 30, 1997 increased to $17.8 million from $12.1 million for the comparable period of 1996. Lease operating expense per Mcfe increased from $0.30 for the nine months ended September 30, 1996 to $0.33 for the comparable period of 1997. These increases are primarily attributable to a general increase in costs in the oilfield service industry, increased workover activities, and lease operating costs associated with properties acquired after September 30, 1996.

     Lease operating expense for the three months ended September 30, 1997 increased to $7.2 million from $4.7 million for the comparable period of 1996. Lease operating expense per Mcfe increased from $0.33 for the three months ended September 30, 1996 to $0.36 for the comparable period of 1997. The increase in lease operating expense per unit is primarily attributable to a general increase in costs in the oilfield service industry, lease operating costs associated with properties acquired after September 30, 1996 and increased workover activity in the third quarter of 1997 as compared to the third quarter of 1996.

     Depreciation, Depletion and Amortization Expense. During the nine and three months ended September 30, 1997, depreciation, depletion, and amortization expense increased to $67.4 million and $25.4 million, respectively, from $45.5 million and $16.2 million, respectively, for the comparable periods of 1996. The increases were the result of an increased depletion rate per Mcfe and production increases from acquisitions and exploratory and development drilling activities during 1996 and 1997. The depletion rate per unit for the nine and three month periods ended
September 30, 1997 increased to $1.25 and $1.28 per Mcfe, respectively, from $1.11 and $1.15 per Mcfe for the comparable periods of 1996, respectively. The increases in the depletion rate per unit are primarily attributable to increased costs of drilling goods and services, platform and facilities construction and transportation services in the industry.

     General and Administrative Expense, Net. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, increased to $8.3 million, or $0.15 per Mcfe, and $2.7 million, or $0.14 per Mcfe, for the nine and three month periods ended September 30, 1997, respectively, as compared to $5.3 million, or $0.13 per Mcfe, and $1.3 million, or $0.09 per Mcfe, for the same periods of 1996, respectively. Performance based compensation, as a component of general and administrative expense, increased from $3.2 million, or $0.08 per Mcfe, and $1.0 million, or $0.07 per Mcfe, for the nine and three month periods ended September 30, 1996, respectively, to $3.8 million, or $0.07 per Mcfe, and $1.3 million, or $0.06 per Mcfe, for the nine and three month periods ended September 30, 1997, respectively. Direct costs associated with staff increases during 1996 were partially offset by joint interest reimbursements. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to continue to increase.

     Net Income. As a result of the foregoing, the Company had net income of $28.4 million and $8.7 million, or $0.75 and $0.23 per share, for the nine and three month periods ended September 30, 1997, respectively, as compared to $24.6 million and $8.7 million, or $0.66 per share and $0.23 per share, for the comparable periods of 1996, respectively.

Liquidity and Capital Resources

     The Company had $8.8 million of working capital at September 30, 1997 compared to $11.4 million at December 31, 1996. The $2.6 million decrease in working capital is primarily due to increased drilling activity during the first nine months of 1997 offset by the impact of increased revenues during the period. In addition, working capital balances may fluctuate from quarter to quarter to the extent the Company increases or decreases borrowings under its revolving credit facility (the "Credit Facility"). Historically, the Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources and bank borrowings. On October 15, 1997, the Company placed through a Rule 144A private placement offering, $125 million in senior unsecured notes due October 2007. Net proceeds from the sale of the notes were used to repay outstanding indebtedness under the Company's revolving credit facility. The notes were issued at 99.684% of par with a 7.45% coupon, with interest payable on April 15 and October 15, commencing April 15, 1998.

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at least an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Unrealized gains and losses on these contracts are deferred and offset in the balance sheet against the related settlement amounts.

     As of September 30, 1997, the Company had entered into commodity price hedging contracts with respect to its gas production as follows:

                  Fixed Price Swaps                 Collars              Floor Contracts
                 ---------------------      -------------------------- ----------------------
                                                           NYMEX
                                                       Contract Price
                                NYMEX                    Per MMBtu                    NYMEX
                Volume in  Contract Price   Volume in  ---------------  Volume in  Contract Price
    Period       MMMBtu      Per MMBtu       MMMBtu    Floor   Ceiling  MMMBtu     per MMBtu
  ----------    ---------    -----------    ---------  -----   -------  --------   ------------
October 1997     1,500 (1)     $ 2.41          ---       ---      ---    1,500 (1)    $ 2.38
November 1997    1,500 (2)     $ 3.02          750     $ 2.78   $ 3.34     250        $ 2.95
December 1997    1,500 (2)     $ 3.10          250     $ 3.03   $ 3.85     ---          ---
                   ---           ---           750     $ 2.87   $ 3.70     ---          ---
January 1998     1,500 (2)     $ 3.09          250     $ 3.01   $ 4.30     ---          ---
                   ---           ---           750     $ 2.86   $ 4.13     ---          ---
February 1998    1,500 (2)     $ 2.77          250     $ 2.67   $ 4.03     ---          ---
                   ---           ---           750     $ 2.59   $ 3.93     ---          ---
March 1998       1,500 (2)     $ 2.48          250     $ 2.48   $ 3.25     750        $ 2.33
April 1998         500 (1)     $ 2.25          ---       ---      ---      ---          ---

(1) The Company has entered into a basis swap with respect to all of the indicated volume.
(2) The Company has entered into a basis swap with respect to 50% of the indicated volume.

     These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the last three trading days of a particular contract month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

     The Company enters into basis swaps (either as part of a particular hedging transaction or separately) tied to a particular NYMEX-based transaction to eliminate basis risk. Because substantially all of the Company's natural gas production is sold under spot contracts that have historically correlated with the swap price, the Company believes that it has no material basis risk with respect to gas swaps that are not coupled with basis swaps.

     The Company maintains its reserve-based revolving Credit Facility with The Chase Manhattan Bank, as agent. As of September 30, 1997, $120 million was outstanding under the Credit Facility. The Credit Facility was amended and restated as of October 9, 1997 in connection with the Company's private placement of $125 million of senior unsecured notes. The net proceeds of the private placement were used primarily to repay all amounts then outstanding under the Credit Facility. As so amended and restated, the Credit Facility provides a $125 million revolving credit maturing on October 31, 2002, improved interest rate pricing grids and additional flexibility under certain covenants. The amount available under the Credit Facility is subject to a calculated borrowing base, which base is reduced by the principal amount of the Notes outstanding at the time of calculation. The Company has an option, subject to the borrowing base, to increase the facility to $200 million. The Company currently has $100 million of borrowing capacity under the Credit Facility.

     The Company's net cash flow from operations for the first nine months of 1997 was $117.3 million as compared to $108.6 million for the same period of 1996. The increase is primarily due to increases in oil and gas production and average realized gas prices and changes in operating assets and liabilities. Net cash flow from operations before changes in operating assets and liabilities for the first nine months of 1997 was $112.1 million as compared to $85.0 million for the same period of 1996. The increase in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to increased oil and gas production.

     Capital expenditures for the nine months ended September 30, 1997 were $188.3 million as compared to $120.8 million for the same period of 1996. The Company's exploration capital expenditures for the first nine months of 1997 were $53.8 million of the total of approximately $68.9 million budgeted for 1997. Development drilling and construction expenditures for platforms, facilities and pipelines were $86.8 million for the first nine months of 1997 of the total of approximately $112.4 million budgeted for 1997. Expenditures for proved property acquisitions for the first nine months of 1997 were $47.7 million. No significant abandonment or dismantlement costs are anticipated during 1997. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable.

     Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital, and bank borrowings. During the first nine months of 1997, the Company borrowed $315 million and repaid $255 million under the Credit Facility. The Company anticipates additional borrowings under the Credit Facility during the remainder of 1997.

     To cover the various obligations of lessees on the Outer Continental Shelf (the "OCS"), the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Additionally, the MMS may require operators in the OCS to post supplemental bonds in excess of lease and area wide bonds to assure that abandonment obligations on specific properties will be met. The Company is currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

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

Recent Developments

     In July 1997, the Company completed the acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico, offshore Louisiana and Texas for a purchase price of approximately $43 million. In July 1997, combined production from these fields was approximately 18 MMcfe of natural gas per day net to the interests acquired, or approximately 10% of the Company's net daily production prior to the acquisition.

     As a result of this acquisition and the Company's other activities, the 1997 capital budget has been increased to $236 million. In addition, the Company's 1997 production target has been increased to 73.5 Bcfe and the Company has set a goal of 15-20% volume growth during 1998.

Forward Looking Information

     Certain of the statements set forth in this document regarding production targets and growth and planned capital expenditures and activities are forward looking and are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks.

Certain Oil and Gas Terms

     The definitions set forth below shall apply to the indicated terms as used in this document. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

     Basis Risk. The risk associated with the sales point price for oil or gas production varying from the reference (or settlement) price for a particular hedging transaction.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bcf.  Billion cubic feet.

     Bcfe. Billion cubic feet equivalent, determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 degrees to 59.5 degrees Fahrenheit.

     MBbls.  One thousand barrels of crude oil or other liquid hydrocarbons.

     Mcf.  One thousand cubic feet.

     Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     MMS. Minerals Management Service of the United States Department of the Interior.

     MMBbls.  One million barrels of crude oil or other liquid hydrocarbons.

     MMbtu.  One million Btus.

     MMcf.  One million cubic feet.

     MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

     Workover. Operations on a producing well to restore or increase production.

                                   Part II

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         10.1 Amended and Restated Credit Agreement dated as of October 9, 1997 among Newfield Exploration Company as the Company, and The Chase Manhattan Bank as Agent, and the Banks signatory hereto (without Exhibits)

         11.1  Computation of Earnings per Share

         27 Financial Data Schedule (included only in the electronic filing of this document)

  (b)    Reports on Form 8-K:

         On July 21, 1997, the Company filed a Current Report on Form 8-K, dated July 16, 1997, reporting the acquisition of interests in five oil and gas producing fields in the Gulf of Mexico.

         On October 1, 1997, the Company filed a Current Report on Form 8-K, dated September 30, 1997, reporting the offering of $125 million of senior unsecured notes due October 2007.

         On October 20, 1997, the Company filed a Current Report on Form 8-K dated October 15, 1997, reporting the placement, through a Rule 144A private placement, of $125 million in senior unsecured notes due October 2007.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NEWFIELD EXPLORATION COMPANY




Date: October 27, 1997          By:  /s/    Terry W. Rathert

                                Terry W. Rathert
                                Vice President-Planning and Administration and Secretary
                                (Authorized Officer and Principal
                                Financial Officer)

                                 EXHIBIT INDEX



            Exhibit
            Number       Description of Exhibits
           ---------     ------------------------

             10.1       Amended and Restated Credit Agreement dated as of
                        October 9, 1997 among Newfield Exploration Company as the Company, and The Chase Manhattan Bank as Agent, and the Banks signatory hereto (without Exhibits)

             11.1        Computation of Earnings per Share

             27 Financial Data Schedule (included only in the electronic filing of this document)
