Form 10-K405
period 1997-12-31
NEWFIELD EXPLORATION CO /DE/
filed 1998-02-24
CIK 912750

------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Securities Registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
         -------------------                    ---------------------
         Common Stock,                          New York Stock Exchange
         Par Value $0.01 Per Share


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

                               [X] Yes     [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $412,556,000 as of February 20, 1998 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

         As of February 20, 1998 there were 36,101,977 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

         Documents incorporated by reference: 1997 Annual Report to Stockholders of Newfield Exploration Company, which is incorporated into Part II of this Form 10-K and Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held on May 7, 1998, which is incorporated into Part III of this Form 10-K.


------------------------------------------------------------------------------

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

Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .          14

Item 4A.   Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . .          14

                                                         PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . .          15

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

                                                         PART III

Item 10.   Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . .          17

Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17

Item 12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . .          17

Item 13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . .          17

                                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . .          17

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Newfield Exploration Company ("Newfield" or the "Company") is an independent oil and gas company engaged in the exploration, development and acquisition of oil and natural gas properties located primarily in the Gulf of Mexico. The Company discovered and acquired its first oil and gas reserves in 1990 and has grown rapidly since that time. At December 31, 1997 the Company had proved reserves of 435.3 Bcfe consisting of 16.3 MMBbls of oil and condensate and 337.5 billion cubic feet ("Bcf") of natural gas. At such date, approximately 78% of the Company's proved reserves were natural gas and approximately 80% were proved developed. Unless otherwise noted, all information in this Form 10-K relating to oil and gas reserves and the estimated future net cash flows attributable thereto are based upon estimates prepared by the Company and are net to the Company's interest. See "Item 2. Properties - Oil and Gas Reserves." Certain terms relating to the oil and gas business are defined under the caption "Oil and Gas Terms" at the end of Item 2.

STRATEGY

         Newfield's strategy is to continue to expand its reserve base and increase its cash flow through exploration and the acquisition and exploitation of proved properties. The Company emphasizes the following elements in implementing this strategy:

        o    Reserve growth through exploratory drilling of a balanced portfolio
        o Balance between exploration and acquisition and exploitation of proved properties
        o    Geographic focus in the Gulf of Mexico
        o    Control of operations and costs
        o    Use of 3-D seismic and other advanced technology
        o Equity ownership and other incentives to retain and attract employees

         Newfield has utilized a balanced approach of exploration and the acquisition and exploitation of proved properties to grow its reserves, production and cash flow. Of the 706 Bcfe of proved reserves Newfield added through December 31, 1997, 37% were added through exploration, 38% were added through the acquisition of proved reserves and 25% were added through the exploitation of opportunities identified and acquired in connection with the acquisition of proved properties. Newfield's exploration, acquisition and exploitation activities are complementary. Proved properties acquired by Newfield usually have exploration or exploitation potential that Newfield has previously identified. In addition, acquisitions can increase Newfield's presence in an area, creating the infrastructure to provide Newfield with the ability to capture other opportunities at a competitive advantage. Information gathered while evaluating production on acquisition candidates and adjacent acreage is used, as appropriate, in Newfield's exploration efforts.
Conversely, a successful exploratory prospect may reveal similar untested reserve potential on an adjacent property, making its purchase attractive.

         EXPLORATION ACTIVITIES. The Company maintains an active, technologically driven, exploration program. During 1997 the Company invested $66.8 million for exploration costs, including seismic data, leasehold acquisitions and exploratory drilling. The Company allocates its exploration spending between a small number of higher risk, higher potential prospects which, if successful, may result in significant increases in proved reserves, and a greater number of lower risk, moderate potential prospects. From its inception through December 31, 1997, the Company participated in 91 exploratory wells at a cost to drill and evaluate of $150.2 million net to Newfield's interest. These wells have resulted in the discovery of proved reserves of 6.4 MMBbls of oil and condensate and 223.7 Bcf of natural gas net to Newfield's interest. All but 17 of these wells were operated by the Company. Fifty-eight of the wells operated by the Company were drilled under turnkey drilling contracts, which are fixed rate contracts pursuant to which the drilling contractor generally bears the risk of loss for unbudgeted contingencies.

         Newfield acquires exploration prospects through federal and state lease sales, in connection with proved property acquisitions and through farm-ins. Newfield is continuously evaluating new opportunities and currently has a substantial inventory of prospects, including 15 to 20 that are expected to be drilled in 1998. The Company also plans to drill a second exploration well in China in the second half of 1998.

         ACQUISITION ACTIVITIES. The Company actively pursues the acquisition of proved oil and gas properties in the Gulf of Mexico and southern Louisiana, particularly properties with unexploited reserve potential in order to enhance returns. The Company looks for properties that it can operate to control operations and costs and in which it can increase its interest. Acquisition properties that meet these criteria and provide a base for further evaluation and exploitation adjacent to production already established by the Company are of particular interest to the Company. The Company pursues a multi-discipline team approach for evaluating acquisition opportunities. Acquisition candidates undergo extensive technical and financial evaluation by a group of geologists, geophysicists, geological engineers and petroleum engineers. Land, drilling, operations and marketing staffs support these evaluation efforts. The Company's seismic, land and production databases, along with regional geological interpretations, supplement any information provided by a potential seller in the acquisition candidate screening process.

         DEVELOPMENT ACTIVITIES. Newfield also maintains an active development program. During 1997, Newfield invested $117.3 million for development costs, including recompletions and development drilling. From its inception through December 31, 1997, Newfield participated in 102 development wells at an aggregate cost, net to Newfield's interest, of $248.3 million. These wells have resulted in the addition of proved reserves of 167 Bcfe. Newfield has budgeted $98 million for development activities for 1998.

         GEOGRAPHIC FOCUS. The Company believes that its focus in the federal waters of the Gulf of Mexico, primarily offshore Louisiana in shallow water, is the foundation for its continued growth. The Gulf of Mexico is a prolific oil and gas province, accounting for approximately 25% of domestic natural gas production, and the Company believes that it has significant remaining undiscovered reserve potential. Newfield's management and technical personnel have extensive experience in the Gulf of Mexico, and Newfield's geographic focus assists it in controlling operating and administrative costs. The Gulf of Mexico has a substantial existing infrastructure, including gathering systems, platforms and pipelines, and numerous drilling and service companies maintain a substantial presence there, facilitating cost effective operations and the timely development of discoveries. In addition, significant amounts of geologic data are available at reasonable cost.

         While Newfield intends to continue to focus on the Gulf of Mexico, it also intends to pursue selective opportunities to develop "focused diversification" outside the Gulf of Mexico. Focused diversification efforts will be directed toward a limited number of areas where Newfield can apply its core competencies, such as geological and geophysical analyses through the application of 3-D seismic and other advanced technologies, expertise in marine operations and control of or significant influence on operations.

         As a natural extension of its operations in the Gulf of Mexico, Newfield has established onshore Gulf Coast operations in southern Louisiana. The objective of this onshore effort is to acquire and rejuvenate large producing fields through the use of 3-D seismic and core competencies that Newfield has used successfully in the adjacent offshore area.

         In May 1997, Newfield acquired a 35% working interest in a 415,000 acre production sharing contract in the Bohai Bay, offshore China, for approximately $6 million. As part of this acquisition, Newfield also acquired certain rights and data relating to offshore West Africa and an international database and added a small international technical staff. The first exploratory prospect in China reached its objective in the fourth quarter of 1997 and was plugged and abandoned after finding non-commercial hydrocarbons. Exploration efforts are continuing, and Newfield plans to drill a second exploratory well in the second half of 1998. Successful exploratory drilling in the Bohai Bay may result in significant future investment in the area. Newfield is also actively considering investments in selected countries in West Africa and Latin America.

         CONTROL OF OPERATIONS AND COSTS. The Company prefers to operate its properties in order to manage production performance and to control operating expenses, the timing and amount of capital expenditures and the application of technology. Properties operated by the Company accounted for 92% of its total equivalent production for 1997. Newfield's geographic focus enables it to manage a large asset base with a relatively small number of employees and to add successful exploratory and development wells and proved property acquisitions at relatively low incremental costs. Newfield also uses independent contractors for much of its field operations activities to control costs.

         TECHNOLOGY. Newfield uses advanced technology in its exploration and development activities in order to reduce its risks and lower its costs. Newfield currently holds licenses or has access to 3-D seismic surveys covering approximately 1,700 blocks in the Gulf of Mexico and 315 square miles in southern Louisiana, including coverage of all of the producing fields it operates. In addition, Newfield holds licenses or has access to more than 380,000 miles of recent vintage conventional seismic data in the Gulf of Mexico and owns a library containing logs on more than 4,500 wells drilled in Newfield's focus area.

         The availability of 3-D seismic coverage for the Gulf of Mexico at a reasonable cost makes its use in exploration attractive from a risk management perspective. The use of 3-D seismic and computer-aided exploration technology provides Newfield with substantially more accurate and comprehensive geological data for the evaluation of drilling prospects that use of only 2-D seismic data.

         MANAGEMENT AND EMPLOYEES. Newfield's management and 38 technical personnel have extensive experience in the Gulf of Mexico. In order to retain and attract its employees, the Company provides incentives through equity ownership and other benefit plans. As of December 31, 1997, the Company's employees owned or had options to acquire an aggregate of approximately 13% of the Company's outstanding Common Stock, par value $0.01 per share ("Common Stock"), on a fully diluted basis.

MARKETING

         The Company markets substantially all of the oil and gas production from Company-operated properties for both the account of the Company and the other working interest owners in these properties. Substantially all of the Company's natural gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts or 30-day spot gas purchase contracts. During 1997, Coast Energy Group, Enron Gas Marketing, Inc. and Superior Natural Gas Corporation each purchased in excess of 10% of the gas sold by the Company for its own account. Oil sales contracts are short-term and are based upon field posted prices plus negotiated bonuses. During 1997, Gulfmark Energy, Inc., Texaco Trading and Transportation, Inc. and Northridge Energy Marketing each purchased in excess of 10% of the oil sold by the Company for its own account. Based upon the current demand for oil and gas, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company. See Note 1 to the Company's consolidated financial statements.

VOLATILITY OF OIL AND GAS PRICES AND HEDGING

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

         From time to time, the Company has utilized and expects to continue to utilize hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at least an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in the financial statements.

COMPETITION

         Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. The Company believes that its geographic focus, its exploration, drilling, and production capabilities, and the experience of its management generally enable it to compete effectively. Many of the Company's competitors, however, have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies.

REGULATION

         FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). In the past, the federal government has regulated the prices at which gas could be sold. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

         The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

         The Company cannot predict what further action the FERC will take on these matters; however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which it competes.

         The Outer Continental Shelf Lands Act (the "OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf (the "OCS") provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS.

         Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

         FEDERAL LEASES. Substantially all of the Company's operations are located on federal oil and gas leases, which are administered by the United States Department of the Interior Minerals Management Service (the "MMS").
Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. The Company is currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition, cash flows and operations.

         The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's-length and non-arm's-length crude oil transactions, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter. The Company believes that these rules, if adopted as proposed, will not have a material impact on its financial condition, liquidity or results of operations. In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method for calculating royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts. Informal discussions between the MMS and industry officials are continuing, although it is uncertain whether, and what, changes may be proposed regarding gas royalty valuation. In addition, the MMS has recently approved its intention to issue a proposed rule that would require all but the smallest producers to be capable of reporting production information electronically by the end of 1998.

         STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION. The Company owns interests in properties located in onshore Louisiana and in the state waters of the Gulf of Mexico offshore Texas and Louisiana and occasionally may conduct operations in the state waters offshore Mississippi. These states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states prorate production to the market demand for oil and gas.

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

         The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an offshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by the OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.
 The OPA also imposes other requirements, such as the preparation of an oil spill response plan. The Company has such a plan in place.

         OPA requires responsible parties, to demonstrate proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, OPA requires responsible parties for offshore facilities to provide financial assurance in the amount of $35 million to cover potential OPA liabilities. This amount can be increased up to $150 million if a formal risk assessment indicates that an amount higher than $35 million should be required. On March 25, 1997, the MMS promulgated a proposed rule implementing these OPA financial responsibility requirements. The Company does not anticipate that it will experience any difficulty in satisfying the MMS's requirements for demonstrating financial responsibility for its offshore facilities under the OPA amendments or the proposed rule.

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

RISKS OF FOREIGN OPERATIONS

         While the Company intends to continue to focus on the Gulf of Mexico, the Company also intends to pursue selective opportunities to develop "focused diversification" outside the Gulf of Mexico. In May 1997, the Company acquired a 35% working interest in a 415,000 acre production sharing contract in the Bohai Bay, offshore China. The Company also acquired certain rights and data relating to offshore West Africa, an international database and added a small international technical staff. The recently drilled initial exploratory well in the Bohai Bay failed to produce oil or gas and Newfield and the other participants in the well have agreed to plug and abandon the well. In accordance with full cost accounting rules, the Company incurred a $2.5 million after tax charge to income in the fourth quarter of 1997. Newfield anticipates additional exploratory drilling on the property in the second half of 1998. Successful exploratory drilling in the Bohai Bay may result in significant future investment in the area. Newfield is also actively considering investments in selected countries in West Africa and Latin America. Ownership of property interests and production operations in China, and in any other areas outside the United States in which the Company may choose to do business, are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities and quasi-governmental agencies, change in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

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

         In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company's insurance does not fully cover business interruption or protect against loss of revenues. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition, cash flows and operations.

EMPLOYEES

         At February 20, 1998 the Company had 86 full time employees, primarily professionals, including geologists, geophysicists, and engineers. The Company believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

FORWARD-LOOKING STATEMENTS

         This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this document, including statements regarding production targets, anticipated production rates, planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, wells planned to be drilled in the future, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

ITEM 2.  PROPERTIES

         Substantially all of the Company's proved properties are located in the federal waters of the Gulf of Mexico. The more significant proved producing properties stretch from the West Delta area offshore Louisiana, south-southeast of New Orleans, to the High Island area offshore Texas, south-southeast of Houston. These properties lie in water depths that range from 45 feet to 480 feet. For 1997, no single field accounted for more that 15% of the Company's net production. As of December 31, 1997, the Company owns interests in 125 leases and 440 wells and operates 95 platforms, 57 of which are considered major platforms. Major platforms are those that have six or more wells or two pieces of production equipment.

         The Company's 10 largest properties accounted for approximately 56% of the Company's equivalent proved reserves at December 31, 1997, but no single property held more that 9% of the Company's equivalent proved reserves as of such date, nor did any single property hold more that 11% of the net present value of the proved reserves as of such date.

         The Company owns interests in two proved producing properties onshore south Louisiana, in Cameron and Acadia parishes. Additionally, the Company owns unproved acreage in and adjacent to these producing properties and in other coastal parishes in Louisiana.

OIL AND GAS RESERVES

         The following table sets forth estimated net proved oil and gas reserves of the Company (all within the United States) and the present value of estimated future pre-tax net cash flows related to such reserves as of December 31, 1997. Unless otherwise noted, all information in this Form 10-K relating to oil and gas reserves and the estimated future net cash flows attributable thereto are based upon estimates prepared by the Company and are net to the Company's interest. The present value of estimated future net cash flows was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-tax basis.

                                                                                  PROVED RESERVES
                                                                    ----------------------------------------
                                                                    DEVELOPED       UNDEVELOPED       TOTAL
                                                                    ---------       -----------     --------
     Oil and condensate (MBbls)   . . . . . . . . . . . . . .          15,712             595         16,307
     Gas (MMcf)   . . . . . . . . . . . . . . . . . . . . . .         252,017          85,464        337,481
     Total proved reserves (MMcfe)  . . . . . . . . . . . . .         346,289          89,034        435,323
     Present value of estimated future pre-tax net
        cash flows (in thousands)   . . . . . . . . . . . . .        $553,927        $100,742       $654,669

         Ryder Scott Company, Petroleum Engineers ("Ryder Scott"), has prepared estimates of the Company's proved reserves and future net cash flows therefrom as of December 31, 1993, 1994, 1995, 1996 and 1997. Ryder Scott's estimates of equivalent proved reserves were 97.8%, 106.0%, 100.5%, 96.3% and 102.4%, respectively, of the Company's estimates of proved reserves for the same periods. Ryder Scott's estimates of the present value of future pre-tax net cash flows attributable to the Company's proved reserves were 102.4%, 107.9%, 102.4%, 93.7% and 96.5%, respectively, of the Company's estimates for the same periods.

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

FINDING COSTS

         The following table sets forth certain information regarding the costs associated with finding, acquiring and developing the Company's proved oil and gas reserves:

                                                        CAPITALIZED           RESERVES           COST TO
                                                         COSTS(1)              ADDED         FIND AND DEVELOP
                                                       (IN THOUSANDS)         (MMCFE)           (PER MCFE)
                                                       --------------         --------       ----------------
1993  . . . . . . . . . . . . . . . . . . . . . . .     $  43,126              72,164            $  0.60
1994  . . . . . . . . . . . . . . . . . . . . . . .       116,476              97,513               1.19
1995  . . . . . . . . . . . . . . . . . . . . . . .       103,511             102,580               1.01
1996  . . . . . . . . . . . . . . . . . . . . . . .       162,315             119,050               1.36
1997  . . . . . . . . . . . . . . . . . . . . . . .       237,574(2)          190,279               1.25
                                                          -------             -------             ------
    Five-year period ended December 31, 1997  . . .     $ 663,002             581,586            $  1.14
                                                        =========             =======            =======

--------------

(1) Capitalized costs represent all capitalized expenditures of the Company as shown in the following table under the caption "--Development, Exploration and Acquisition Capital Expenditures," excluding interest capitalized.

(2) Capitalized costs in 1997 represent capitalized expenditures of the Company for domestic operations only.

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         The following table sets forth certain information regarding the capitalized costs incurred in the purchase of proved and unproved properties and in development and exploration activities:

                                                                        YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                          1997       1996       1995        1994      1993
                                                          ----       ----       ----        ----      ----
                                                                           (IN THOUSANDS)
Property acquisition:
  Unproved properties - Domestic  . . . . . . . .      $  31,541  $   5,670   $  10,154  $   2,020   $ 1,422
  Unproved properties - International . . . . . .          7,196         --          --         --        --
  Proved properties - Domestic  . . . . . . . . .         30,368     28,480      29,393     32,810    17,694
Exploration - Domestic  . . . . . . . . . . . . .         59,787     48,525      32,518     17,710     9,197
Exploration - International . . . . . . . . . . .          4,908         --          --         --        --
Development - Domestic  . . . . . . . . . . . . .        115,878     79,640      31,446     63,936    14,813
Interest capitalized - Domestic . . . . . . . . .          3,481      1,508         674        217       119
                                                       ---------  ---------   ---------  ---------   -------
  Total capitalized costs . . . . . . . . . . . .      $ 253,159  $ 163,823   $ 104,185  $ 116,693   $43,245
                                                       =========  =========   =========  =========   =======

DRILLING ACTIVITY

         The following table sets forth the drilling activity of the Company for each year of the three-year period ended December 31, 1997:

                                                        1997                1996                 1995
                                                   --------------       --------------       -------------
                                                   GROSS      NET       GROSS      NET       GROSS     NET
                                                   -----      ---       -----      ---       -----     ---
Exploratory wells:
  Productive -- Domestic  . . . . . . . . . . .      9        6.1         8        4.5        10       4.7
  Nonproductive  -- Domestic  . . . . . . . . .      9        6.2         7        3.4         6       3.9
  Nonproductive -- International  . . . . . . .      1        0.3        --         --        --        --
                                                    --       ----        --        ---        --       ---
       Total  . . . . . . . . . . . . . . . . .     19       12.6        15        7.9        16       8.6
                                                    ==       ====        ==        ===        ==       ===

Development wells:
  Productive -- Domestic  . . . . . . . . . . .     18        9.4        24       10.1        12       4.0
  Nonproductive -- Domestic . . . . . . . . . .      1        0.5         1        0.3         3       2.0
                                                    --        ---        --       ----        --       ---
       Total  . . . . . . . . . . . . . . . . .     19        9.9        25       10.4        15       6.0
                                                    ==        ===        ==       ====        ==       ===

PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells (all within the United States) in which the Company owned an interest as of December 31, 1997:

                                                           COMPANY             OUTSIDE              TOTAL
                                                          OPERATED            OPERATED          PRODUCTIVE
                                            COMPANY         WELLS               WELLS               WELLS
                                           OPERATED     --------------       ------------       -------------
                                          PLATFORMS     GROSS      NET       GROSS    NET       GROSS     NET
                                          ---------     -----     ----       -----   ----       -----    ----
   Offshore Louisiana
     Federal:
       Oil  . . . . . . . . . . . . .         28         66       38.6        --       --        66       38.6
       Gas  . . . . . . . . . . . . .         58         87       44.6        33      5.8       120       50.4
     State:
       Oil  . . . . . . . . . . . . .          1          1        0.7        --       --         1        0.7
       Gas  . . . . . . . . . . . . .          1          1        0.7        --       --         1        0.7
   Onshore Louisiana
       Oil  . . . . . . . . . . . . .         --          3        1.3        --       --         3        1.3
       Gas  . . . . . . . . . . . . .         --          2        1.2        --       --         2        1.2
   Offshore Texas
     Federal:
       Oil  . . . . . . . . . . . . .         --          6        3.0        --       --         6        3.0
       Gas  . . . . . . . . . . . . .          7         10        5.4        --       --        10        5.4
                                              --        ---       ----        --      ---       ---      -----
          Total . . . . . . . . . . .         95        176       95.5        33      5.8       209      101.3
                                              ==        ===       ====        ==      ===       ===      =====

ACREAGE DATA

         The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1997:

                                                                    DEVELOPED ACRES       UNDEVELOPED ACRES
                                                                   -------------------    -------------------
                                                                    GROSS        NET       GROSS        NET
                                                                   --------    -------    -------     -------
Offshore Louisiana:
   Federal waters . . . . . . . . . . . . . . . . . . . . .         329,160    162,965     83,944      54,364
   State waters . . . . . . . . . . . . . . . . . . . . . .           3,153      2,177      2,592       2,592
Onshore Louisiana . . . . . . . . . . . . . . . . . . . . .           3,438      2,212     37,245      18,456
Offshore Texas:
   Federal waters . . . . . . . . . . . . . . . . . . . . .          29,340     14,142     56,430      42,441
   State waters . . . . . . . . . . . . . . . . . . . . . .              --         --         --          --

Offshore People's Republic of China . . . . . . . . . . . .              --         --    415,000     145,250
                                                                    -------    -------    -------     -------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .         365,091    181,496    595,211     263,103
                                                                    =======    =======    =======     =======

         Leases covering approximately 9,822 (7,384 net to the Company), 33,072 (20,635 net to the Company), 43,078 (31,945 net to the Company), 19,063 (12,718
net to the Company) and 17,166 (17,166 net to the Company) undeveloped acres are scheduled to expire in 1998, 1999, 2000, 2001 and 2002, respectively.

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

         Bcf.  Billion cubic feet.

         Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

         Completion. The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

         Developed acreage. The number of acres that are allocated or assignable to producing wells or wells capable of production.

         Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

         Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

         Farm-in or farm-out. An agreement whereunder the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage.
Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

         Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

         Finding costs. Costs associated with acquiring and developing proved oil and gas reserves which are capitalized by the Company pursuant to generally accepted accounting principles.

         Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

         Liquids.  Crude oil, condensate and natural gas liquids.

         MBbls. One thousand barrels of crude oil or other liquid hydrocarbons.

         MBbls/d. One thousand barrels of crude oil or other liquid hydrocarbons per day.

         Mcf.  One thousand cubic feet.

         Mcf/d.  One thousand cubic feet per day.

         Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         MMS. Mineral Management Service of the United States Department of the Interior.

         MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

         MMbtu.  One million Btus

         MMcf.  One million cubic feet.

         MMcf/d.  One million cubic feet per day.

         MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

         Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

         Present value. When used with respect to oil and natural gas reserves, the estimated value of future gross revenues (estimated in accordance with the requirements of the Securities and Exchange Commission) to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

         Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         Proved developed producing reserves. Proved developed reserves that are expected to recovered from completion intervals currently open in existing wells and capable of production to market.

         Proved developed reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

         Proved developed nonproducing reserves. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

         Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

         Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

         Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

         Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

         Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

         Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

         Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and share of production.

         Workover. Operations on a producing well to restore or increase production.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, cash flows and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the names and ages (as of February 20, 1998) of and positions held by each of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.

                  NAME                  AGE                              POSITION
                  ----                  ---                              --------
Joe B. Foster . . . . . . . . . . . .    63   Chairman of the Board, President and Chief Executive Officer
Robert W. Waldrup . . . . . . . . . .    53   Vice President - Operations and Director
David A. Trice  . . . . . . . . . . .    49   Vice President - Finance and International
Terry W. Rathert  . . . . . . . . . .    45   Vice President - Planning and Administration and Secretary
David F. Schaible . . . . . . . . . .    37   Vice President - Acquisitions & Development
William D. Schneider  . . . . . . . .    46   Vice President - International Exploration
Elliot Pew  . . . . . . . . . . . . .    43   Vice President - Exploration
Ronald P. Lege  . . . . . . . . . . .    53   Controller and Assistant Secretary
C. William Austin . . . . . . . . . .    45   Legal Counsel and Assistant Secretary
James P. Ulm, II  . . . . . . . . . .    35   Treasurer

         Each of the executive officers has held the position set forth opposite his name for the past five years except as follows:

         David A. Trice has served as Vice President - Finance and International since July 1997. Prior to joining the Company, he served as President, Chief Executive Officer and Director of Huffco Group, Inc. since late 1991.

         Terry W. Rathert has served as Vice President - Planning and Administration and Secretary since July 1997. From 1992 to July 1997, he served as Vice President, Chief Financial Officer and Secretary of the Company.

         David F. Schaible has served as Vice President - Acquisitions & Development since February 1995. From 1992 to 1995, he served as
Manager-Acquisitions & Development of the Company.

         William D. Schneider has served as Vice President - International Exploration since January 1998. From 1992 to his promotion, he served as Manager-Exploration of the Company.

         Elliot Pew has served as Vice President - Exploration since January 1998. Prior to joining the Company, he served as Senior Vice President of Louis Dreyfus Natural Gas Company's Gulf Coast Region and prior to Louis Dreyfus' merger with American Exploration Company in October 1997 , as Senior Vice President of Exploration for American Exploration from March 1997 to the date of such merger. From 1992 to March 1997, Mr. Pew was Vice President of Exploration for American Exploration.

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

                                                            HIGH         LOW
                                                            ----         ---
1996
  First Quarter . . . . . . . . . . . . . . . . . . .       15 1/4      12 1/2
  Second Quarter  . . . . . . . . . . . . . . . . . .       20          15 1/8
  Third Quarter . . . . . . . . . . . . . . . . . . .       22 3/4      18 1/16
  Fourth Quarter  . . . . . . . . . . . . . . . . . .       26 1/2      22 5/16

1997
  First Quarter . . . . . . . . . . . . . . . . . . .       28          18 1/2
  Second Quarter  . . . . . . . . . . . . . . . . . .       23 7/8      16 7/8
  Third Quarter . . . . . . . . . . . . . . . . . . .       28 1/8      19 15/16
  Fourth Quarter  . . . . . . . . . . . . . . . . . .       33          20

1998
  First Quarter (through February 20, 1998) . . . . .       24 11/16    19 9/16

         On December 1, 1996 the Company's Board of Directors effected a two-for-one split of its outstanding Common Stock to stockholders of record on December 16, 1996. All share amounts above have been restated to retroactively reflect the stock split.

         On February 20, 1998 the last reported sale price on the New York Stock Exchange Composite Tape was $23 1/8 per share.

         As of February 20, 1998 there were approximately 298 holders of record of the Common Stock of the Company.

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

         In May 1997, in connection with the acquisition of the assets of Huffco International, L.L.C. ("Huffco"), the Company sold an aggregate of 272,600 shares of Common Stock to two principals of Huffco for a cash purchase price of $5,477,569.88. The offer and sale of these shares were not registered pursuant to Section 5 on the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4(2) of the Securities Act.

         On October 9, 1997, the Company issued $125,000,000 principal amount of its 7.45% Senior Notes due 2007 to qualified institutional buyers in the United States and to non-U.S. persons. The underwriters for the note offering were Goldman, Sachs & Co., Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Jefferies & Company, Inc. The offering price of the notes was 99.694% of the principal amount, with an underwriting discount of 1.5% of the principal amount. The offering and sale of the notes were not registered pursuant to Section 5 of the Securities Act in reliance upon Rule 144A and Regulation S under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         For information concerning this item, see page 14 of the Newfield Exploration Company Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report") as filed with the Securities and Exchange Commission as Exhibit 13.1 to this Form 10-K, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For information concerning this item, see pages 15 through 23 of the Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For information concerning this item, see pages 24 through 47 of the Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held on May 7, 1998, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I - Item 4A. Executive Officers of the Registrant."


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS:

         The following financial statements of the Company and the report of management and the Company's independent accountants thereon are included on pages 24 through 47 of the Annual Report, and are incorporated herein by reference:

         Management Report on Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheet as of the fiscal years ended December 31, 1997 and 1996

         Consolidated Statement of Income for the three years in the period ended December 31, 1997

         Consolidated Statement of Stockholders' Equity for the three years in the period ended December 31, 1997

         Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1997

         Notes to the Consolidated Financial Statements


2.       EXHIBITS

         3.1    -   Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                    3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

         3.2    -   Certificate of Amendment to Second Restated Certificate of Incorporation of the Company dated May
                    15, 1997 (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form
                    S-3 (Registration No. 333-32582)).

         3.3    -   Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1994).

         3.4    -   Indenture dated as of October 15, 1997 among the Company, as issuer, and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form
                    S-4 (Registration No. 333-39563)).

       +10.1    -   Newfield Exploration Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.2    -   Newfield Exploration Company 1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.3    -   Newfield Exploration Company 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.4    -   Newfield Exploration Company 1993 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.5    -   Newfield Employee 1993 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the
                    Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.6    -   Restricted Stock Plan and Agreement (incorporated by reference to Exhibit 10.6 to the Company's
                    Registration Statement on Form S-1 (Registration No. 33-69540)).

        10.7    -   Amended and Restated Securityholders Agreement among Newfield Exploration Company and certain of its stockholders dated as of October 18, 1993 (incorporated by reference to Exhibit 10.7 to the
                    Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.8    -   Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-92182)).

       +10.9    -   Newfield Exploration Company 1995 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-
                    92182)).

       10.10    -   Amended and Restated Credit Agreement dated as of October 9, 1997 among Newfield Exploration Company as the Company, and The Chase Manhattan Bank as Agent, and the Banks signatory hereto (without
                    Exhibits) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                    for the quarterly period ended September 31, 1997).

      +10.11    -   Newfield Exploration Company 1995 Non-Employee Director Restricted Stock Plan (Restated)
                    (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-3
                    (Registration No. 333-32587)).

      +10.12    -   Newfield Exploration Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-3 (Registration No. 333-32587)).

      +10.13    -   Subscription Agreement between the Company and Terry Huffington dated May 15, 1997 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-3 (Registration No.
                    333-32587)).

      +10.14    -   Subscription Agreement between the Company and David A. Trice dated May 15, 1997 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3 (Registration No.
                    333-32587)).

      +10.15    -   Asset Purchase Agreement among Newfield Offshore Inc., Huffco and Huffco Turkey, Inc. dated as of
                    May 12, 1997 (without exhibits and schedules) (incorporated by reference to Exhibit 10.14 to the
                    Company's Registration Statement on Form S-3 (Registration No. 333-32587)).

      +10.16    -   Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series "A"
                    Preferred Shares of Huffco China, LDC. dated May 14, 1997 (incorporated by reference to Exhibit
                    10.15 to the Company's Registration Statement on Form S-3 (Registration No. 333-32587)).

      +10.17    -   Guaranty Agreement among the Company, Newfield Offshore Inc., Huffco and Huffco Turkey, Inc. dated as of May 15, 1997 (incorporated by reference to Exhibit 10.16 to the Company's Registration
                    Statement on Form S-3 (Registration No. 333-32587)).

       10.18    -   Promissory Note dated July 15, 1997 by the Company as maker in favor of The Chase Manhattan Bank
                    (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3
                    (Registration No. 333-32587)).

      *11.1     -   Computation of Earnings per Share.

      *13.1     -   Newfield Exploration Company Annual Report to Stockholders for the year ended December 31, 1997.

       21.1     -   The Registrant has no subsidiaries other than subsidiaries that, considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

      *23.1     -   Consent of Coopers & Lybrand L.L.P.

      *23.2     -   Consent of Ryder Scott Company.

      *27.1     -   Financial Data Schedule (included only in the electronic filing of this document)
    ------------

    *    Filed herewith.
    +    Identifies management contracts and compensatory plans or arrangements.


(b)      REPORTS ON FORM 8-K

         On October 1, 1997, the Company filed a Current Report on Form 8-K, dated September 30, 1997, reporting the offering of $125 million of senior notes due October 2007.

         On October 20, 1997, the Company filed a Current Report on Form 8-K dated October 15, 1997, reporting the placement, through a Rule 144A private placement, of $125 million in senior notes due October 2007.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 23rd day of February, 1998.

                                                   NEWFIELD EXPLORATION COMPANY


                                                   By: /s/ Joe B. Foster
                                                      -------------------------
                                                       Joe B. Foster
                                                       Chairman of the Board and
                                                       Chief Executive Officer

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

    Signature                                             Title                                   Date
    ---------                                             -----                                   ----
/s/ Joe B. Foster                               Chairman of the Board and                  February 23, 1998
--------------------------                       Chief Executive Officer
Joe B. Foster                                    (Principal Executive Officer)


/s/ Robert W. Waldrup                           Vice President - Operations                February 23, 1998
--------------------------                        and Director
Robert W. Waldrup

/s/ Terry W. Rathert                            Vice President - Planning and              February 23, 1998
--------------------------                        Administration and Secretary
Terry W. Rathert                                  (Principal Financial Officer)


/s/ Ronald P. Lege                              Controller and Assistant Secretary         February 23, 1998
--------------------------                        (Principal Accounting Officer)
Ronald P. Lege

/s/ Charles W. Duncan, Jr.                      Director                                   February 23, 1998
--------------------------
Charles W. Duncan, Jr.

/s/ Jeffrey A. Harris                           Director                                   February 23, 1998
--------------------------
Jeffrey A. Harris

/s/ Dennis Hendrix                              Director                                   February 23, 1998
--------------------------
Dennis Hendrix

/s/ Terry Huffington                            Director                                   February 23, 1998
--------------------------
Terry Huffington

/s/ Howard H. Newman                            Director                                   February 23, 1998
--------------------------
Howard H. Newman

/s/ Thomas G. Ricks                             Director                                   February 23, 1998
--------------------------
Thomas G. Ricks

/s/ C. E. Shultz                                Director                                   February 23, 1998
--------------------------
C.E. Shultz

/s/ Dale E. Zand                                Director                                   February 23, 1998
--------------------------
Dale E. Zand

                              INDEX TO EXHIBITS

       EXHIBIT
         NO.                              DESCRIPTION
       -------                            -----------
         3.1    -   Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                    3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

         3.2    -   Certificate of Amendment to Second Restated Certificate of Incorporation of the Company dated May
                    15, 1997 (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form
                    S-3 (Registration No. 333-32582)).

         3.3    -   Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1994).

         3.4    -   Indenture dated as of October 15, 1997 among the Company, as issuer, and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form
                    S-4 (Registration No. 333-39563)).

       +10.1    -   Newfield Exploration Company 1989 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.2    -   Newfield Exploration Company 1990 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.3    -   Newfield Exploration Company 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.4    -   Newfield Exploration Company 1993 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.5    -   Newfield Employee 1993 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the
                    Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.6    -   Restricted Stock Plan and Agreement (incorporated by reference to Exhibit 10.6 to the Company's
                    Registration Statement on Form S-1 (Registration No. 33-69540)).

        10.7    -   Amended and Restated Securityholders Agreement among Newfield Exploration Company and certain of its stockholders dated as of October 18, 1993 (incorporated by reference to Exhibit 10.7 to the
                    Company's Registration Statement on Form S-1 (Registration No. 33-69540)).

       +10.8    -   Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-92182)).

       +10.9    -   Newfield Exploration Company 1995 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-
                    92182)).

       10.10    -   Amended and Restated Credit Agreement dated as of October 9, 1997 among Newfield Exploration Company as the Company, and The Chase Manhattan Bank as Agent, and the Banks signatory hereto (without
                    Exhibits) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                    for the quarterly period ended September 31, 1997).

      +10.11    -   Newfield Exploration Company 1995 Non-Employee Director Restricted Stock Plan (Restated)
                    (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-3
                    (Registration No. 333-32587)).

      +10.12    -   Newfield Exploration Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-3 (Registration No. 333-32587)).

      +10.13    -   Subscription Agreement between the Company and Terry Huffington dated May 15, 1997 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-3 (Registration No.
                    333-32587)).

      +10.14    -   Subscription Agreement between the Company and David A. Trice dated May 15, 1997 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-3 (Registration No.
                    333-32587)).

      +10.15    -   Asset Purchase Agreement among Newfield Offshore Inc., Huffco and Huffco Turkey, Inc. dated as of
                    May 12, 1997 (without exhibits and schedules) (incorporated by reference to Exhibit 10.14 to the
                    Company's Registration Statement on Form S-3 (Registration No. 333-32587)).

      +10.16    -   Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series "A"
                    Preferred Shares of Huffco China, LDC. dated May 14, 1997 (incorporated by reference to Exhibit
                    10.15 to the Company's Registration Statement on Form S-3 (Registration No. 333-32587)).

      +10.17    -   Guaranty Agreement among the Company, Newfield Offshore Inc., Huffco and Huffco Turkey, Inc. dated as of May 15, 1997 (incorporated by reference to Exhibit 10.16 to the Company's Registration
                    Statement on Form S-3 (Registration No. 333-32587)).
       10.18    -   Promissory Note dated July 15, 1997 by the Company as maker in favor of The Chase Manhattan Bank
                    (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3
                    (Registration No. 333-32587)).

      *11.1     -   Computation of Earnings per Share.

      *13.1     -   Newfield Exploration Company Annual Report to Stockholders for the year ended December 31, 1997.

       21.1     -   The Registrant has no subsidiaries other than subsidiaries that, considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

      *23.1     -   Consent of Coopers & Lybrand L.L.P.

      *23.2     -   Consent of Ryder Scott Company.

      *27.1     -   Financial Data Schedule (included only in the electronic filing of this document)
    ------------

    *    Filed herewith.
    +    Identifies management contracts and compensatory plans or arrangements.