Form 10-Q
period 1998-03-31
NEWFIELD EXPLORATION CO /DE/
filed 1998-05-01
CIK 912750

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

     As of April 30, 1998, there were 36,171,344 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                        TABLE OF CONTENTS

                                                                      Page
                              PART I
Item 1.  Financial Statements:
           Consolidated Balance Sheet as of March 31,
              1998 and December 31, 1997 . . . . . . . . .              1

           Consolidated Statement of Income for the three
              months ended March 31, 1998 and 1997 . . . .              2

           Consolidated Statement of Cash Flows for the
              three months ended March 31, 1998 and 1997 .              3

           Notes to Consolidated Financial Statements  . .              4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .              6


                             PART II

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .             14

                            NEWFIELD EXPLORATION COMPANY
                             CONSOLIDATED BALANCE SHEET
                     (In thousands of dollars, except share data)
                                      (Unaudited)

                                                   MARCH 31,   DECEMBER 31,
                                                      1998         1997
                                                 ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . .    $    27,234   $     8,217
  Accounts receivable-oil and gas . . . . . .         30,031        54,123
  Other . . . . . . . . . . . . . . . . . . .          2,886         2,426
                                                 ------------  ------------
    Total current assets. . . . . . . . . . .         60,151        64,766
                                                 ------------  ------------
Oil and gas properties (full cost method, of
  which $80,610 at March 31, 1998 and $79,264
  at December 31, 1997 were excluded from
  amortization) . . . . . . . . . . . . . . .        847,937       775,585
Furniture, fixtures and equipment . . . . . .          3,480         3,100
Less-accumulated depreciation, depletion and
  amortization. . . . . . . . . . . . . . . .       (320,483)     (293,111)
                                                 ------------  ------------
                                                     530,934       485,574
                                                 ------------  ------------
Other assets. . . . . . . . . . . . . . . . .          3,229         3,281
                                                 ------------  ------------
    Total assets. . . . . . . . . . . . . . .    $   594,314   $   553,621
                                                 ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities. .    $    48,873   $    63,834
  Advances from joint owners. . . . . . . . .          4,444           560
                                                 ------------  ------------
    Total current liabilities . . . . . . . .         53,317        64,394
                                                 ------------  ------------
Other liabilities . . . . . . . . . . . . . .          4,308         3,846
Long-term debt. . . . . . . . . . . . . . . .        169,629       129,623
Deferred taxes. . . . . . . . . . . . . . . .         66,964        63,710
                                                 ------------  ------------
    Total long-term liabilities . . . . . . .        240,901       197,179
                                                 ------------  ------------
Commitments and contingencies (Note 2). . . .           ---           ---
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued). . .           ---           ---
  Common stock ($0.01 par value, 100,000,000
    shares authorized; 36,149,044 and
    35,975,777 shares issued and outstanding
    at March 31, 1998 and December 31, 1997,
    respectively) . . . . . . . . . . . . . .            361           360
Additional paid-in capital. . . . . . . . . .        163,969       160,672
Unearned compensation . . . . . . . . . . . .         (6,554)       (4,592)
Retained earnings . . . . . . . . . . . . . .        142,320       135,608
                                                 ------------  ------------
    Total stockholders' equity. . . . . . . .        300,096       292,048
                                                 ------------  ------------
    Total liabilities and stockholders' equity   $   594,314   $   553,621
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.

                            NEWFIELD EXPLORATION COMPANY
                          CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share data)
                                     (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                     1998          1997
                                                  -----------   -----------
Oil and gas revenues. . . . . . . . . . . . .     $   49,982    $   46,927
                                                  -----------   -----------
Operating expenses:
  Lease operating . . . . . . . . . . . . . .          7,468         5,583
  Depreciation, depletion and amortization. .         27,372        19,754
  General and administrative, net . . . . . .          2,911         2,953
  Stock compensation. . . . . . . . . . . . .            535           430
                                                  -----------   -----------
    Total operating expenses. . . . . . . . .         38,286        28,720
                                                  -----------   -----------

Income from operations. . . . . . . . . . . .         11,696        18,207

Other income (expense):
  Interest income . . . . . . . . . . . . . .            325           373
  Interest expense, net . . . . . . . . . . .         (1,653)         (325)
                                                  -----------   -----------
                                                      (1,328)           48
                                                  -----------   -----------
Income before income taxes. . . . . . . . . .         10,368        18,255
Income tax provision. . . . . . . . . . . . .          3,656         6,368
                                                  -----------   -----------
Net income. . . . . . . . . . . . . . . . . .     $    6,712    $   11,887
                                                  ===========   ===========

Basic earnings per common share . . . . . . .     $     0.19    $     0.34
                                                  ===========   ===========
Diluted earnings per common share . . . . . .     $     0.18    $     0.31
                                                  ===========   ===========

Weighted average number of shares outstanding
for basic earnings per share. . . . . . . . .         36,051        35,250
                                                  ===========   ===========
Weighted average number of shares outstanding
for diluted earnings per share. . . . . . . .         38,284        37,759
                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements.

                               NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                      1998          1997
                                                 ------------  ------------
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . .    $     6,712   $    11,887

Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion
        and amortization. . . . . . . . . . .         27,372        19,754
      Deferred taxes. . . . . . . . . . . . .          3,656         6,473
      Stock compensation. . . . . . . . . . .            535           430
                                                 ------------  ------------
                                                      38,275        38,544
    Changes in assets and liabilities:
      Decrease in accounts receivable,
        oil and gas . . . . . . . . . . . . .         24,092        17,750
      (Increase) decrease in other
        current assets. . . . . . . . . . . .           (460)          109
      Decrease in other assets  . . . . . . .             52           185
      Decrease in accounts payable
        and accrued liabilities . . . . . . .        (19,664)      (12,177)
      Increase (decrease) in advances
        from joint owners . . . . . . . . . .          3,884        (2,933)
      Increase in other liabilities . . . . .            692           992
                                                 ------------    ----------
        Net cash provided by
          operating activities. . . . . . . .         46,871        42,470
                                                 ------------    ----------
Cash flows from investing activities:
      Additions to oil and gas properties . .        (67,649)      (43,050)
      Additions to furniture, fixtures and
        equipment . . . . . . . . . . . . . .           (380)         (231)
                                                 ------------   -----------
        Net cash used in
          investing activities. . . . . . . .        (68,029)      (43,281)
                                                 ------------   -----------
Cash flows from financing activities:
      Proceeds from borrowings. . . . . . . .         87,750        94,000
      Repayments of borrowings. . . . . . . .        (47,750)      (94,000)
      Proceeds from issuances of common
        stock, net. . . . . . . . . . . . . .            175           400
      Payments on capital lease obligations .              -           (60)
                                                 ------------   -----------
        Net cash provided by
          financing activities  . . . . . . .         40,175           340
                                                 ------------   -----------
Increase (decrease) in cash and
      cash equivalents. . . . . . . . . . . .         19,017          (471)
Cash and cash equivalents,
      beginning of period . . . . . . . . . .          8,217        13,290
                                                 ------------   -----------
Cash and cash equivalents, end of period. . .    $    27,234    $   12,819
                                                 ============   ===========

The accompanying notes are an integral part of these financial statements.

                               NEWFIELD EXPLORATION COMPANY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

(1)  Accounting Policies

     Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1998 and the Company's consolidated results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

    The consolidated financial statements include the accounts of Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including those financial statements and notes thereto incorporated by reference from the Company's 1997 Annual Report to Stockholders.

     The following is a calculation of basic and diluted weighted average shares outstanding for the three months ended March 31, 1998 and March 31, 1997, respectively:

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            1998         1997
                                         ----------   ----------
Shares outstanding for basic EPS . . . . 36,050,644   35,249,962
Dilution effect of stock options
   outstanding at end of period. . . . .  2,233,843    2,508,591
                                         ----------   ----------
Shares outstanding for diluted EPS . . . 38,284,487   37,758,553
                                         ==========   ==========

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of

                         NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and access to capital.

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

     The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs (less any joint interest reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas reserves are capitalized in a "full cost pool" as incurred. These costs are grouped into cost centers on a country-by-country basis. The Company records depletion of its full cost pool using the unit of production method and uses its internal estimates of proved quantities of oil and gas reserves for financial accounting matters. For each cost center, to the extent that such capitalized costs in a full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). The statement establishes standards for reporting and display of comprehensive income and its components. Statement No. 130 became effective for the Company on January 1, 1998, however, the Company has no comprehensive income other than net income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. In March 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and
Other Postretirement Benefits" ("Statement No 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate analysis and eliminates certain disclosures that are no longer as useful as they were previously. The Company will adopt the provisions of Statement Nos. 131 and 132 in its consolidated financial statements for the year ended December 31, 1998. The Company does not believe that such adoption will have a material effect on its results of operations.

     Certain terms relating to the oil and gas business are defined under the caption "Oil and Gas Terms" at the end of Management's Discussion and Analysis.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                                    Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     1998          1997
                                                 ------------  ------------
Production:
   Oil and condensate (MBbls). . . . . . . . . .            930           806
   Gas (MMcf). . . . . . . . . . . . . . . . . .         14,487        11,387
   Total production (MMcfe). . . . . . . . . . .         20,066        16,222

Average Realized Price:
   Oil and condensate (per Bbl). . . . . . . . .    $     14.57   $     22.32
   Gas (per Mcf) . . . . . . . . . . . . . . . .           2.52          2.55

Average Costs (per Mcfe)
   Lease operating . . . . . . . . . . . . . . .    $      0.37   $      0.34
   Depreciation, depletion and amortization. . .           1.36          1.22
   General and administrative, net . . . . . . .           0.15          0.18

     Production. Net production increased 24%, from 16.2 Bcfe for the three months ended March 31, 1997 to 20.1 Bcfe for the three months ended March 31, 1998. Oil and condensate production for the three months ended March 31, 1998 increased 124 MBbls, or 15%, compared to the same period of 1997. Increased oil and condensate production was due primarily to production increases from development drilling activities at West Delta 152 and South Timbalier 148, the acquisitions of the Second Bayou field, onshore south Louisiana in the second quarter of 1997 and Eugene Island 324 late in the first quarter of 1997. Gas production increased by 3.1 Bcf, or 27%, from
11.4 Bcf for the three months ended March 31, 1997 to 14.5 Bcf for the comparable period of 1998. Increased gas production was due to production increases from development drilling activities at South Timbalier 148 and Ship Shoal 69 and the acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico in July 1997. These increases were partially offset by natural production decline on other properties of the Company.

     Oil and Gas Revenues. Oil and gas revenues for the three months ended March 31, 1998 increased by $3.1 million, or 7%, compared to the same period of 1997, primarily as a result of increased oil and gas production offset by lower realized oil and gas prices. The average realized price of oil and condensate decreased significantly for the three months ended March 31, 1998 compared to the same period of 1997. The average realized price of oil and condensate decreased by 35% and the average realized price of natural gas decreased by 1%.

     For the three months ended March 31, 1998, the average realized gas price was $2.52 per Mcf, which, as a result of hedging activities, was 113% of the $2.23 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended March 31, 1997, the Company realized an average gas price of $2.55 per Mcf, or 87% of the $2.93 per Mcf average gas sales price that would have otherwise been received. For the three months ended March 31, 1998, the average realized oil and condensate price was $14.57, which, as a result of hedging activities, was 102% of the $14.31 per barrel average oil and condensate sales price that would have otherwise been received. There were no oil hedging activities for the three months ended March 31, 1997.

     Lease Operating Expense. Lease operating expense for the three months ended March 31, 1998 increased to $7.5 million from $5.6 million for the comparable period of 1997. Lease operating expense per Mcfe increased from $0.34 for the three months ended March 31, 1997 to $0.37 for the comparable period of 1998. These increases are primarily attributable to a general increase in costs in the oilfield service industry and lease operating costs associated with properties acquired after March 31, 1997.

     Depreciation, Depletion and Amortization Expense. During the three months ended March 31, 1998, depreciation, depletion, and amortization expense increased to $27.4 million from $19.8 million for the comparable period of 1997. The increase was the result of an increased depletion rate per Mcfe combined with production increases from acquisitions and exploratory and development drilling activities during 1997 and 1998. The depletion rate per unit for the three months ended March 31, 1998 increased 11% to $1.36 per Mcfe from $1.22 per Mcfe for the comparable period of 1997. The increase in the depletion rate per unit is primarily attributable to increased costs of drilling goods and services, platforms and facilities construction and transportation services in the industry.

     General and Administrative Expense, Net. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, decreased to $2.9 million, or $0.15 per Mcfe, for the three months ended March 31, 1998 as compared to $3.0 million, or $0.18 per Mcfe, for the same period of 1997. General and administrative expense decreased primarily as a result of decreased performance based compensation partially offset by direct costs associated with staff increases during 1997. Performance based compensation, as a component of general and administrative expense, decreased in the aggregate from $1.4 million, or $0.08 per Mcfe, for the three months ended March 31, 1997 to $0.9 million, or $0.04 per Mcfe, for the three months ended March 31, 1998. Direct costs associated with staff increases during 1997 were partially offset by joint interest reimbursements. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to continue to increase.

     Interest Expense, Net. Interest expense, net of capitalized interest, for the three months ended March 31, 1998 increased to $1.7 million from $0.4 million for the comparable period of 1997. The increase was attributable to higher average debt levels during the first quarter of 1998 and a lower percentage of total interest cost being capitalized.

     Net Income. As a result of the foregoing, particularly the substantial decrease in realized oil and condensate prices for the three months ended March 31, 1998 compared to the same period of 1997, the Company had net income of $6.7 million, or $0.18 per diluted share, for the three months ended March 31, 1998, a decrease of $5.2 million compared to $11.9 million, or $0.31 per diluted share, for the comparable period of 1997.


Liquidity and Capital Resources

     The Company had $6.8 million of working capital at March 31, 1998 compared to $0.4 million of working capital at December 31, 1997. The $6.4 million increase in working capital is primarily due to additional borrowings under the Company's revolving credit facility (the "Credit Facility") offset by the impact of increased drilling activity during 1998. Long-term debt increased from $129.6 million at December 31, 1997 to $169.6 million at March 31, 1998. Working capital balances may fluctuate from quarter to quarter to the extent the Company increases or decreases borrowings under its Credit Facility. The Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources, a private placement of $125 million in senior unsecured notes due October 2007 and bank borrowings.

     The Company maintains its reserve-based revolving Credit Facility with The Chase Manhattan Bank, as agent. As of March 31, 1998, $45 million was outstanding under the Credit Facility. The Credit Facility provides a $125 million revolving credit maturing on October 31, 2002. The amount available under the Credit Facility is subject to a borrowing base, which is reduced by the principal amount of the senior notes outstanding at the time of calculation. The Company has an option, subject to the borrowing base, to increase the facility to $200 million. Without so increasing the facility, the Company currently has approximately $90 million of available capacity under the Credit Facility.

     The Company's net cash flow from operations for the first three months of 1998 was $46.9 million compared to $42.5 million for the same period of 1997. The increase is primarily due to increases in oil and gas production and changes in operating assets and liabilities. Net cash flow from operations before changes in operating assets and liabilities for the first three months of 1998 was $38.3 million compared to $38.6 million for the same period of 1997. The decrease in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to decreased average realized oil and gas prices and higher operating expenses partially offset by increases in oil and gas production.

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

     As of March 31, 1998, the Company had entered into commodity price hedging contracts with respect to its 1998 production as follows:

                              Swaps                         Collars                  Floor Contracts
                  ---------------------------   -----------------------------  ---------------------------
                                 Weighted                        NYMEX
                                  Average                    Contract Price
                                   NYMEX                       per MMBtu                        NYMEX
                   Volume in   Contract Price  Volume in   -------------------   Volume in  Contract Price
    Period          MMMBtu       per MMBtu       MMMBtu     Floor      Ceiling     MMMBtu      per MMBtu
  -----------      ---------    -------------  ---------   -------     -------   ---------  --------------
April 1998 . . . .  1,000 (1)      $2.27           500   $2.28-$2.34 $2.83-$2.89     250            $2.33
May 1998 . . . . .  1,500 (2)      $2.35           250         $2.19       $2.65   2,000      $2.20-$2.32
June 1998. . . . .  1,500 (2)      $2.34           ---          ---         ---    2,250      $2.20-$2.32
July 1998. . . . .  1,500 (2)      $2.34           ---          ---         ---    2,500      $2.20-$2.32
August 1998. . . .  1,500 (2)      $2.34           ---          ---         ---    2,500      $2.20-$2.32
September 1998 . .  1,500 (2)      $2.34           ---          ---         ---    2,500      $2.20-$2.32

-----------
(1) The Company has entered into a basis swap with respect to 75% of the indicated volume.
(2) The Company has entered into a basis swap with respect to 16% of the indicated volume.

     These hedging transactions are settled based upon the average of the reported settlement prices on the New York Mercantile Exchange (the "NYMEX") for the last three trading days or, occasionally, the penultimate trading day of a particular contract month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

     The Company may enter into basis swaps (either as part of a particular hedging transaction or separately) tied to a particular NYMEX-based transaction to mitigate basis risk. Because substantially all of the Company's natural gas production is sold under spot contracts that have historically correlated with the swap price, the Company believes that it has no material basis risk with respect to gas swaps that are not coupled with basis swaps.

     The Company has entered into a crude oil swap agreement for 15,000 barrels of oil production per month for the period April 1998 through June 1998, which effectively fixes the price of such production against the NYMEX West Texas Intermediate contract price ranging from $20.77 to $21.04 per barrel. Because substantially all of the Company's oil production is sold under spot contracts which correlate to the West Texas Intermediate price, the Company believes that it has no material basis risk with respect to this transaction.

     Subsequent to March 31, 1998, the Company sold calls against the floor contracts already owned for the time period May 1998 through September 1998, thereby converting a portion of its hedge positions into collars. The volumes for the respective periods were as follows:

                       Call Options Sold
                  ---------------------------
                                   NYMEX
                   Volume in   Contract Price
    Period          MMMBtu       per MMBtu
  -----------      ---------    -------------
May 1998 . . . . .   2,000         $3.00
June 1998. . . . .   2,250         $3.00
July 1998. . . . .   2,250         $3.00
August 1998. . . .   1,250         $3.00
September 1998 . .   1,250         $3.00

     Capital expenditures for the three months ended March 31, 1998 were $72 million, consisting of $24 million for exploration and $48 million for development. The Company's exploration capital expenditures budget for 1998 is $73 million. The Company has budgeted $120 million in 1998 for development drilling and construction expenditures for platforms, facilities and pipelines including $4 million for abandonment or dismantlement of existing wells and facilities. The Company continues to pursue attractive acquisition opportunities. Additionally, the Company has budgeted $7 million for property acquisitions. The timing and size of any acquisition and the associated capital commitments are unpredictable.

     Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired. The Company anticipates that capital expenditures will be funded principally from cash flow from operations, working capital and bank borrowings. The Company has increased its 1998 production target to 87 Bcfe. During the first quarter of 1998, the Company borrowed $87.8 million and repaid $47.8 million under the Credit Facility. The Company anticipates additional borrowings under the Credit Facility during the remainder of 1998.

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

MMMbtu.          Ten million Btus.

MMcf.            One million cubic feet.

MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

                                 Part II

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         27 Financial Data Schedule (included only in the electronic filing of this document)

  (b)    Reports on Form 8-K:

         None

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEWFIELD EXPLORATION COMPANY



Date: May 1, 1998             By:  /s/    TERRY W. RATHERT

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
