Form 10-Q
period 1998-06-30
NEWFIELD EXPLORATION CO /DE/
filed 1998-07-24
CIK 912750

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                         COMMISSION FILE NUMBER 1-12534


                         ------------------------------

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


                         ------------------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 23, 1998, there were 36,189,985 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.


================================================================================

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
                                     PART I

Item 1.  Financial Statements:
           Consolidated Balance Sheet as of June 30,
                  1998 and December 31, 1997.........................................................1

           Consolidated Statement of Income for the three months ended
                  June 30, 1998 and 1997 and for the six months ended
                  June 30, 1998 and 1997.............................................................2

           Consolidated Statement of Cash Flows for the
                  six months ended June 30, 1998
                  and 1997...........................................................................3

           Notes to Financial Statements.............................................................4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................................6


                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders........................................15

Item 6.  Exhibits and Reports on Form 8-K...........................................................16

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          1998              1997
                                                                      ------------      ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ...................................     $     10,178      $      8,217
    Accounts receivable, oil and gas ............................           37,063            54,123
    Other .......................................................            2,423             2,426
                                                                      ------------      ------------
       Total current assets .....................................           49,664            64,766
                                                                      ------------      ------------

Oil and gas properties (full cost method, of which $82,013
    at June 30, 1998 and $79,264 at December 31,
    1997 were excluded from amortization) .......................          918,629           775,585
Furniture, fixtures and equipment ...............................            3,747             3,100
Less-accumulated depreciation, depletion and amortization .......         (350,860)         (293,111)
                                                                      ------------      ------------
                                                                           571,516           485,574
                                                                      ------------      ------------

Other assets ....................................................            3,141             3,281
                                                                      ------------      ------------

       Total assets .............................................     $    624,321      $    553,621
                                                                      ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ....................     $     50,317      $     63,834
    Advances from joint owners ..................................            4,163               560
                                                                      ------------      ------------
           Total current liabilities ............................           54,480            64,394
                                                                      ------------      ------------

Other liabilities ...............................................            4,421             3,846
Long-term debt ..................................................          191,636           129,623
Deferred taxes ..................................................           69,254            63,710
                                                                      ------------      ------------
       Total long-term liabilities ..............................          265,311           197,179
                                                                      ------------      ------------

Commitments and contingencies (Note 2) ..........................               --                --
Stockholders' equity:
    Preferred stock ($0.01 par value, 5,000,000 shares
       authorized, no shares issued) ............................               --                --
    Common stock ($0.01 par value, 100,000,000
        shares authorized; 36,189,985 and
       35,975,777 shares issued and outstanding at
       June 30, 1998 and December 31, 1997,
       respectively) ............................................              362               360
Additional paid-in capital ......................................          164,245           160,672
Unearned compensation ...........................................           (6,169)           (4,592)
Retained earnings ...............................................          146,092           135,608
                                                                      ------------      ------------
       Total stockholders' equity ...............................          304,530           292,048
                                                                      ------------      ------------

       Total liabilities and stockholders' equity ...............     $    624,321      $    553,621
                                                                      ============      ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                       ------------------------------      ------------------------------
                                                           1998              1997              1998              1997
                                                       ------------      ------------      ------------      ------------
Oil and gas revenues .............................     $     49,902      $     42,345      $     99,884      $     89,272
                                                       ------------      ------------      ------------      ------------

Operating expenses:
    Lease operating ..............................            8,584             5,022            16,052            10,605
    Depreciation, depletion and amortization .....           30,377            22,219            57,749            41,973
    General and administrative, net ..............            2,583             2,574             5,494             5,527
    Stock compensation ...........................              573               278             1,108               708
                                                       ------------      ------------      ------------      ------------
         Total operating expenses ................           42,117            30,093            80,403            58,813
                                                       ------------      ------------      ------------      ------------

Income from operations ...........................            7,785            12,252            19,481            30,459

Other income (expense):
    Interest income ..............................              287               235               612               608
    Interest expense, net ........................           (2,224)             (532)           (3,877)             (857)
                                                       ------------      ------------      ------------      ------------
                                                             (1,937)             (297)           (3,265)             (249)
                                                       ------------      ------------      ------------      ------------

Income before income taxes .......................            5,848            11,955            16,216            30,210

Income tax provision .............................            2,076             4,182             5,732            10,550
                                                       ------------      ------------      ------------      ------------
Net income .......................................     $      3,772      $      7,773      $     10,484      $     19,660
                                                       ============      ============      ============      ============

Basic earnings per common share ..................     $       0.10      $       0.22      $       0.29      $       0.56
                                                       ============      ============      ============      ============

Diluted earnings per common share ................     $       0.10      $       0.21      $       0.27      $       0.52
                                                       ============      ============      ============      ============

Weighted average number of shares
outstanding for basic earnings per share .........           36,175            35,505            36,113            35,377
                                                       ============      ============      ============      ============

Weighted average number of shares
outstanding for diluted earnings per share .......           38,348            37,807            38,316            37,783
                                                       ============      ============      ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
Cash flows from operating activities:
     Net income ...........................................................     $     10,484      $     19,660

Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ...........................           57,749            41,973
       Deferred taxes .....................................................            5,732             9,883
       Stock compensation .................................................            1,108               708
                                                                                ------------      ------------
                                                                                      75,073            72,224
     Changes in operating assets and liabilities:
       Decrease in accounts receivable, oil and gas .......................           17,060            16,188
       (Increase) decrease in other current assets ........................                3            (1,047)
       Decrease in other assets ...........................................              140             4,379
       Decrease in accounts payable and accrued liabilities ...............          (14,772)          (20,097)
       Increase (decrease) in advance from joint owners ...................            3,603            (1,314)
       Increase in other liabilities ......................................              812             2,145
                                                                                ------------      ------------
         Net cash provided by operating activities ........................           81,919            72,478
                                                                                ------------      ------------

Cash flows from investing activities:
       Additions to oil and gas properties ................................         (141,789)         (105,490)
       Additions to furniture, fixtures and equipment .....................             (647)             (443)
                                                                                ------------      ------------
         Net cash used in investing activities ............................         (142,436)         (105,933)
                                                                                ------------      ------------

Cash flows from financing activities:
       Proceeds from borrowings ...........................................          187,750           199,000
       Repayments of borrowings ...........................................         (125,750)         (171,500)
       Proceeds from issuance of common stock, net ........................              478             6,030
       Payments on capital lease obligations ..............................               --              (111)
                                                                                ------------      ------------
         Net cash provided by financing activities ........................           62,478            33,419
                                                                                ------------      ------------

Increase (decrease) in cash and cash equivalents ..........................            1,961               (36)

Cash and cash equivalents, beginning of period ............................            8,217            13,290
                                                                                ------------      ------------

Cash and cash equivalents, end of period ..................................     $     10,178      $     13,254
                                                                                ============      ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      ACCOUNTING POLICIES

         Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1998 and the Company's consolidated results of operations for the three and six month periods ended June 30, 1998 and 1997 and consolidated cash flows for the six month periods ended June 30, 1998 and 1997. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

         The following is a calculation of basic and diluted weighted average shares outstanding for the three and six month periods ended June 30, 1998 and June 30, 1997, respectively:

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                             -----------------------------     -----------------------------
                                                 1998             1997             1998             1997
                                             ------------     ------------     ------------     ------------
Shares outstanding for basic EPS .......       36,174,893       35,504,778       36,112,769       35,377,370
Dilution effect of stock options
      outstanding at end of period .....        2,173,343        2,302,279        2,203,593        2,405,435
                                             ------------     ------------     ------------     ------------

Shares outstanding for diluted EPS .....       38,348,236       37,807,057       38,316,362       37,782,805
                                             ============     ============     ============     ============


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

         The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company believes its current operations are in material compliance with current environmental laws and regulations. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past non-compliance with environment laws will not be discovered.

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

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). The statement establishes standards with respect to reporting and display of comprehensive income and its components. Statement No. 130 became effective for the Company on January 1, 1998; however, the Company has no comprehensive income other than net income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. In March 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other

Postretirement Benefits" ("Statement No 132"). This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate analysis and eliminates certain disclosures that are no longer as useful as they were previously. The Company will adopt the provisions of Statement Nos. 131 and 132 in its consolidated financial statements for the year ended December 31, 1998. The Company does not believe that such adoption will have a material effect on its results of operations.

         In June 1998, the FASB issued statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair-market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective with respect to the Company on January 1, 2000. The Company is currently evaluating the impact of the statement.

         Certain terms relating to the oil and gas business are defined under the caption "Oil and Gas Terms" at the end of Management's Discussion and Analysis.


RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          -------------------------     --------------------------
                                                             1998           1997           1998            1997
                                                          ----------     ----------     ----------      ----------
Production:
Oil and condensate (MBbls).............................          975            819          1,905           1,625
Gas (MMcf).............................................       16,545         12,896         31,032          24,283
Total production (MMcfe)...............................       22,393         17,808         42,460          34,030

Average Realized Price:
Oil and condensate (per Bbl)...........................   $    12.84     $    18.01     $    13.69      $    20.15
Gas (per Mcf)..........................................         2.27           2.15           2.38            2.34

Average Costs (per Mcfe)
Lease operating........................................   $     0.38     $     0.28     $     0.38      $     0.31
Depreciation, depletion and amortization...............         1.36           1.25           1.36            1.23
General and administrative, net........................         0.12           0.14           0.13            0.16

         PRODUCTION. Net production increased 25%, from 34.0 Bcfe for the six months ended June 30, 1997 to 42.5 Bcfe for the six months ended June 30, 1998. Oil and condensate production for the six months ended June 30, 1998 increased 280 MBbls, or 17%, compared to the same period of 1997. Increased oil production for the first six months of 1998 was due primarily to production increases from development drilling activities during 1997 at Ship

Shoal 354, West Delta 152 and Eugene Island 324. Gas production increased by 6.7 Bcf, or 28%, from 24.3 Bcf for the six months ended June 30, 1997 to 31.0 Bcf for the comparable period of 1998. Increased gas production was due to production increases from development drilling activities during 1997 at West Cameron 561 and the acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico in July 1997. These increases were partially offset by natural production decline on other properties of the Company.

         Net production increased 26%, from 17.8 Bcfe for the three months ended June 30, 1997 to 22.4 Bcfe for the three months ended June 30, 1998. Oil and condensate production for the three months ended June 30, 1998 increased 156 MBbls, or 19%, compared to the same period of 1997. Increased oil production was due primarily to production increases from development drilling activities during 1997 at Ship Shoal 354, West Delta 152 and Eugene Island 324. Gas production increased by 3.6 Bcf, or 28%, from 12.9 Bcf for the three months ended June 30, 1997 to 16.5 Bcf for the comparable period of 1998. Increased gas production was due to production increases from development drilling activities during 1997 at West Cameron 561 and the acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico in July 1997.

         OIL AND GAS REVENUES. Oil and gas revenues for the six months ended June 30, 1998 increased by $10.6 million, or 12%, compared to the same period of 1997, primarily as a result of increased oil and gas production and higher realized gas prices offset by significantly lower realized oil prices. The average realized price of oil and condensate decreased by 32% for the six months ended June 30, 1998 compared to the same period of 1997.

         For the six months ended June 30, 1998, the average realized gas price was $2.38 per Mcf, which, as a result of hedging activities, was 106% of the $2.24 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the six months ended June 30, 1997, the Company realized an average gas price of $2.34 per Mcf, or 93% of the $2.52 per Mcf average gas sales price that would have otherwise been received. For the six months ended June 30, 1998, the average realized oil and condensate price was $13.69, which, as a result of hedging activities, was 102% of the $13.41 per barrel average oil and condensate sales price that would have otherwise been received. There were no oil hedging activities for the six months ended June 30, 1997.

         Oil and gas revenues for the three months ended June 30, 1998 increased by $7.6 million, or 18%, compared to the same period of 1997, primarily as a result of increased oil and gas production and higher realized gas prices offset by significantly lower realized oil prices. The average realized price of oil and condensate decreased by 29% for the three months ended June 30, 1998 compared to the same period of 1997.

         For the three months ended June 30, 1998, the average realized gas price was $2.27 per Mcf, which, as a result of hedging activities, was 101% of the $2.24 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended June 30, 1997, the Company realized an average gas price of $2.15 per Mcf, or 99% of the $2.16 per Mcf average gas sales price that would have otherwise been received. For the three months ended June 30, 1998, the average realized oil and condensate price was $12.84, which, as a result of hedging activities, was 102% of the $12.56 per barrel average oil and condensate sales price that would have otherwise been received. There were no oil hedging activities for the three months ended June 30, 1997.

         LEASE OPERATING EXPENSE. Lease operating expense for the six months ended June 30, 1998 increased to $16.1 million from $10.6 million for the comparable period of 1997. Lease operating expense per Mcfe increased from $0.31 for the six months ended June 30, 1997 to $0.38 for the comparable period of 1998. These increases are primarily attributable to a general increase in fees charged by the oilfield service industry, increased workover activities, lease operating costs associated with properties acquired after June 30, 1997 and lease operating costs associated with the initiation of production at East Cameron 373.

         Lease operating expense for the three months ended June 30, 1998 increased to $8.6 million from $5.0 million for the comparable period of 1997. Lease operating expense per Mcfe increased from $0.28 for the three months ended June 30, 1997 to $0.38 for the comparable period of 1998. The increase in lease operating expense per unit is primarily attributable to a general increase in fees charged by the oilfield service industry, lease operating costs associated with properties acquired after June 30, 1997, and lease operating costs associated with the initiation of production at East Cameron 373 and increased workover activity in the second quarter of 1998 as compared to the second quarter of 1997.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE. During the six and three month periods ended June 30, 1998, depreciation, depletion, and amortization expense increased to $57.7 million and $30.4 million, respectively, from $42.0 million and $22.2 million, respectively, for the comparable periods of 1997. The increases were the result of an increased depletion rate per Mcfe and production increases from acquisitions and exploratory and development drilling activities during 1997 and 1998. The depletion rate per unit for each of the six and three month periods ended June 30, 1998 increased to $1.36 per Mcfe, from $1.23 and $1.25 per Mcfe for the comparable periods of 1997, respectively. The increases in the depletion rate per unit are primarily attributable to a general increase in the costs of drilling goods and services, platform and facilities construction and transportation services to the industry.

         GENERAL AND ADMINISTRATIVE EXPENSE, NET. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, remained at $5.5 million and $2.6 million for the six and three month periods ended June 30, 1998 and 1997, respectively. Direct costs associated with staff increases during 1997 were partially offset by joint interest reimbursements and a decrease in performance based compensation. General and administrative expenses per Mcfe however, decreased from $0.16 and $0.14 for the six and three month periods ended June 30, 1997 to $0.13 and $0.12 for the comparable periods of 1998, respectively. The decrease per Mcfe is due to increased production during 1998. Performance based compensation, as a component of general and administrative expense, decreased from $2.5 million, or $0.07 per Mcfe, and $1.2 million, or $0.07 per Mcfe, for the six and three month periods ended June 30, 1997, respectively, to $1.6 million, or $0.04 per Mcfe, and $0.7 million, or $0.03 per Mcfe, for the six and three month periods ended June 30, 1998, respectively. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to increase.

         INTEREST EXPENSE, NET. Interest expense, net of capitalized interest, for the six and three months ended June 30, 1998 increased to $3.9 million and $2.2 million, respectively, from $0.9 million and $0.5 million, respectively, for the comparable periods of 1997. The increase was attributable to higher average debt levels during the first half of 1998 and a lower percentage of total interest cost being capitalized.

         NET INCOME. As a result of the foregoing, particularly the substantial decrease in realized oil and condensate prices for the six and three months ended June 30, 1998 compared to the same periods of 1997, the Company had net income of $10.5 million and $3.8 million, or $0.27 and $0.10 per diluted share, for the six and three month periods ended June 30, 1998, respectively, as compared to $19.7 million and $7.8 million, or $0.52 and $0.21 per diluted share, respectively, for the comparable periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $4.8 million at June 30, 1998 compared to $0.4 million at December 31, 1997. The $5.2 million decrease in working capital is primarily due to increased drilling activity during the first six months of 1998. Long-term debt increased from $129.6 million at December 31, 1997 to $191.6 million at June 30, 1998. Working capital balances may fluctuate from quarter to quarter to the extent the Company increases or decreases borrowings under its revolving credit facility (the "Credit Facility"). The Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources, a private placement of $125 million in senior unsecured notes due October, 2007 and bank borrowings.

         The Company filed a "universal shelf" registration statement with the Securities and Exchange Commission with respect to the offering and sale of an array of debt and equity securities in July 1998 in order to better position itself to take advantage of future opportunities and to provide additional financing alternatives.

         The Company maintains its reserve-based revolving Credit Facility with The Chase Manhattan Bank, as agent. As of June 30, 1998, $50 million was outstanding under the Credit Facility. The Credit Facility provides a $125 million revolving credit maturing on October 31, 2002. The amount available under the Credit Facility is subject to a borrowing base, which is reduced by the principal amount of the senior notes outstanding at the time of calculation. The Company has an option, subject to the borrowing base, to increase the facility to $200 million. Without so increasing the facility, the Company currently has approximately $60 million of available capacity under the Credit Facility.

         The Company has also established money market lines of credit with various banks. As of June 30, 1998, the Company had aggregate borrowings of $17 million under these lines of credit.

         The Company's net cash flow from operations for the first six months of 1998 was $81.9 million compared to $72.5 million for the same period of 1997. The increase is primarily due to increases in oil and gas production and changes in operating assets and liabilities. Net cash flow from operations before changes in operating assets and liabilities for the first six months of 1998 was $75.1 million compared to $72.2 million for the same period of 1997. The increase in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to increases in oil and gas production offset by decreased average realized oil prices and higher operating expenses.

         From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of the Company's hedging transactions to date were carried out in the over-the-counter market and the obligations of the counterparties have been guaranteed by entities with at least an investment grade rating or secured by letters of credit. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contract nor the unrealized gains and losses on these contracts are recognized in the financial statements.

         As of June 30, 1998, the Company had entered into commodity price hedging contracts with respect to its gas production for 1998 and 1999 as follows:

                                                   Swaps                           Collars                      Floor Contracts
                                          --------------------------  ---------------------------------    -------------------------
                                                        Weighted                           NYMEX
                                                         Average                       Contract Price
                                                          NYMEX                          per MMBtu                         NYMEX
                                          Volume in   Contract Price  Volume in   ---------------------    Volume in  Contract Price
               Period                      MMMBtus      per MMBtu      MMMBtus       Floor     Ceiling       MMMBtus     per MMBtu
-------------------------------------     ---------   --------------  ---------   -----------  --------    ---------- --------------
July 1998 .........................        1,500(1)        $2.34        2,250     $2.20-$2.32     $3.00          250           $2.32
August 1998 .......................        1,500(1)        $2.34        1,250           $2.32     $3.00        1,250     $2.20-$2.21
September 1998 ....................        1,500(1)        $2.34        1,250           $2.32     $3.00        1,250     $2.20-$2.21
October 1998 - December 1998 ......           --              --           --              --        --          300           $2.44
January 1999 - March 1999 .........           --              --           --              --        --          300           $2.47

-----------------------

(1) THE COMPANY HAS ENTERED INTO A BASIS SWAP WITH RESPECT TO 16% OF THE INDICATED VOLUME.

         These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days or, occasionally, the penultimate trading day of a particular contract month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

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

         As of June 30, 1998, the Company had entered into commodity price hedging contracts with respect to its oil production for 1998 and 1999 as follows:

                                                  Swaps                              Collars
                                        ----------------------------  ----------------------------------------

                                                                                             NYMEX
                                                                                         Contract Price
                                                          NYMEX                              per Bbl
                                         Volume in    Contract Price   Volume in     -------------------------
         Period                            Bbls          per Bbl          Bbls          Floor         Ceiling
-----------------------------------     ----------    --------------  ----------     ----------     ----------
October 1998 -December 1998 .......         92,000        $ 17.20             --             --             --
January 1999-March 1999 ...........             --             --         90,000       $  17.00       $  18.10
April 1999-June 1999 ..............             --             --         91,000       $  17.00       $  18.70
July 1999-September 1999 ..........             --             --         92,000       $  17.00       $  19.15


         Because substantially all of the Company's oil production is sold under spot contracts that correlate to the NYMEX West Texas Intermediate price, the Company believes that it has no material Basis Risk with respect to these transactions. The actual cash price the Company receives however, generally averages approximately $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences.

         Subsequent to June 30, 1998, the Company entered into commodity price hedging contracts with respect to its gas production for 1998 and 1999 as follows:


                                              Collars                                   Floor Contracts
                                  -------------------------------------          ---------------------------
                                                        NYMEX
                                                    Contract Price
                                                      per MMBtu                                   NYMEX
                                 Volume in        ---------------------          Volume in    Contract Price
          Period                   MMMBtus         Floor        Ceiling            MMMBtus      per MMBtu
-----------------------------     ---------       -------       -------          ----------   --------------
October 1998.................      1,200          $ 2.00         $ 2.46           1,000               $ 2.11
November 1998................      1,200          $ 2.20         $ 2.66           1,750       $2.17 - $ 2.31
December 1998................      1,200          $ 2.41         $ 2.86           1,750       $2.42 - $ 2.52
January 1999.................      1,200          $ 2.47         $ 2.93           1,750       $2.50 - $ 2.58
February 1999................      1,200          $ 2.36         $ 2.82           1,750       $2.40 - $ 2.46
March 1999...................      1,200          $ 2.23         $ 2.69           1,750       $2.30 - $ 2.34


         Capital expenditures for the six months ended June 30, 1998 were $143 million, consisting of $46 million for exploration, $90 million for development and $7 million for property acquisitions. The Company's exploration capital expenditures budget for 1998 is $73 million. The Company has budgeted $133 million in 1998 for development drilling and construction expenditures for platforms, facilities and pipelines, including $2 million for abandonment or dismantlement of existing wells and facilities. The Company continues to pursue attractive acquisition opportunities. Additionally, the Company has budgeted $17 million for property acquisitions. The timing and size of any acquisition and the associated capital commitments are unpredictable.

         Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital and bank borrowings. During the first six months of 1998, the Company borrowed $187.8 million and repaid $125.8 million under the Credit Facility and its money market lines. The Company anticipates additional borrowings under the Credit Facility and its money market lines during the remainder of 1998.

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

         The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company believes its current operations are in material compliance with current environmental laws and regulations. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past non-compliance with environment laws will not be discovered.

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

MMMBTU      Ten million Btus.

MMCF.       One million cubic feet.

MMCFE. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

NYMEX.      New York Mercantile Exchange.

WORKOVER.   Operations on a producing well to restore or increase production.

                                     PART II

Item 4.    Submission of Matters to a Vote of Security Holders

    At the May 7, 1998 Annual Meeting of Stockholders, the Company's stockholders voted on three matters; 36,050,775 shares of common stock were outstanding and entitled to vote as of the March 31, 1998 record date.

    (1)       Election of Ten Directors:

              The Stockholders elected the ten nominees as directors for a one-year term by the following vote:

                NOMINEE ELECTED                FOR               WITHHELD
              -------------------        -----------------      ---------
              Joe B. Foster                  32,867,618            9,360
              Robert W. Waldrup              32,867,888            9,090
              Charles W. Duncan, Jr.         32,866,988            9,990
              Howard H. Newman               32,867,888            9,090
              Thomas G. Ricks                32,867,888            9,090
              C.E. (Chuck) Shultz            32,867,618            9,360
              Terry Huffington               32,867,888            9,090
              Dennis R. Hendrix              32,867,488            9,490
              Philip J. Burguieres           32,867,798            9,180
              John C. Sawhill                32,867,888            9,090

    (2)       Approval of the Newfield Exploration Company 1998 Omnibus Stock
              Plan:

              The stockholders approved the adoption of the Newfield Exploration Company 1998 Omnibus Stock plan by the following vote:

                    FOR                   AGAINST                ABSTENTIONS
                ----------               ---------               -----------
                27,593,870               5,258,888                 24,220


    (3)       Appointment of Independent Public Accountants:

              The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year 1998 by the following vote:

                    FOR                   AGAINST                ABSTENTIONS
                ----------               ---------               -----------
                32,868,116                 5,256                    3,606

Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits:

              27 Financial Data Schedule (included only in the electronic filing of this document)

      (b)     Reports on Form 8-K:

              None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NEWFIELD EXPLORATION COMPANY




Date: July 24, 1998             By: /s/    TERRY W. RATHERT
                                    ------------------------------------------
                                    Terry W. Rathert
                                    Vice President-Planning and Administration
                                    and Secretary
                                    (Authorized Officer and Principal
                                    Financial Officer)

                                  EXHIBIT INDEX


             Exhibit
             Number                 Description of Exhibits
             ------                 -----------------------
               27      Financial Data Schedule (included only in the electronic
                       filing of this document)