Form 10-Q
period 1998-09-30
NEWFIELD EXPLORATION CO /DE/
filed 1998-11-02
CIK 912750

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                         COMMISSION FILE NUMBER 1-12534

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

                         ------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 30, 1998, there were 40,289,215 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.
================================================================================

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
                                     PART I
Item 1.  Financial Statements:

           Consolidated Balance Sheet as of September 30,
                  1998 and December 31, 1997.........................................................1

           Consolidated Statement of Income for the three months ended
                  September 30, 1998 and 1997 and for the nine months ended
                  September 30, 1998 and 1997........................................................2

           Consolidated Statement of Cash Flows for the
                  nine months ended September 30, 1998
                  and 1997...........................................................................3

           Notes to Consolidated Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial

           Condition and Results of Operations.......................................................6

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K...........................................................15

                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1998              1997
                                                                      ------------      ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ...................................     $      3,394      $      8,217
    Accounts receivable, oil and gas ............................           35,911            54,123
    Other .......................................................            3,778             2,426
                                                                      ------------      ------------
       Total current assets .....................................           43,083            64,766
                                                                      ------------      ------------
Oil and gas properties (full cost method, of which $107,659
    at September 30, 1998 and $79,264 at December 31,
    1997 were excluded from amortization) .......................        1,053,602           775,585
Furniture, fixtures and equipment ...............................            3,995             3,100
Less-accumulated depreciation, depletion and amortization .......         (380,116)         (293,111)
                                                                      ------------      ------------
                                                                           677,481           485,574
                                                                      ------------      ------------
Other assets ....................................................            3,296             3,281
                                                                      ------------      ------------
       Total assets .............................................     $    723,860      $    553,621
                                                                      ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ....................     $     52,897      $     63,834
    Advances from joint owners ..................................            8,558               560
                                                                      ------------      ------------
       Total current liabilities ................................           61,455            64,394
                                                                      ------------      ------------
Other liabilities ...............................................           15,516             3,846
Long-term debt ..................................................          187,643           129,623
Deferred taxes ..................................................           69,725            63,710
                                                                      ------------      ------------
       Total long-term liabilities ..............................          272,884           197,179
                                                                      ------------      ------------
Commitments and contingencies (Note 2) ..........................               --                --
Stockholders' equity:
    Preferred stock ($0.01 par value, 5,000,000 shares
       authorized, no shares issued) ............................               --                --
    Common stock ($0.01 par value, 100,000,000
       shares authorized; 40,230,490 and
       35,975,777 shares issued and outstanding at
       September 30, 1998 and December 31, 1997,
       respectively) ............................................              402               360
Additional paid-in capital ......................................          247,758           160,672
Unearned compensation ...........................................           (5,581)           (4,592)
Retained earnings ...............................................          146,942           135,608
                                                                      ------------      ------------
       Total stockholders' equity ...............................          389,521           292,048
                                                                      ------------      ------------
       Total liabilities and stockholders' equity ...............     $    723,860      $    553,621
                                                                      ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                           1998              1997              1998              1997
                                                       ------------      ------------      ------------      ------------
Oil and gas revenues .............................     $     45,296      $     49,863      $    145,180      $    139,135
                                                       ------------      ------------      ------------      ------------
Operating expenses:
    Lease operating ..............................            8,779             7,177            24,831            17,782
    Depreciation, depletion and amortization .....           29,279            25,442            87,028            67,415
    General and administrative, net ..............            2,274             2,724             7,768             8,251
    Stock compensation ...........................              587               297             1,695             1,005
                                                       ------------      ------------      ------------      ------------
         Total operating expenses ................           40,919            35,640           121,322            94,453
                                                       ------------      ------------      ------------      ------------
Income from operations ...........................            4,377            14,223            23,858            44,682
Other income (expense):
    Interest income ..............................              190               160               802               768
    Interest expense, net ........................           (3,188)             (926)           (7,065)           (1,783)
                                                       ------------      ------------      ------------      ------------
                                                             (2,998)             (766)           (6,263)           (1,015)
                                                       ------------      ------------      ------------      ------------
Income before income taxes .......................            1,379            13,457            17,595            43,667
Income tax provision .............................              529             4,742             6,261            15,292
                                                       ------------      ------------      ------------      ------------
Net income .......................................     $        850      $      8,715      $     11,334      $     28,375
                                                       ============      ============      ============      ============
Basic earnings per common share ..................     $       0.02      $       0.24      $       0.31      $       0.80
                                                       ============      ============      ============      ============
Diluted earnings per common share ................     $       0.02      $       0.23      $       0.29      $       0.75
                                                       ============      ============      ============      ============
Weighted average number of shares
outstanding for basic earnings per share .........           36,721            35,759            36,315            35,505
                                                       ============      ============      ============      ============
Weighted average number of shares
outstanding for diluted earnings per share .......           38,776            38,213            38,470            37,926
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

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
Cash flows from operating activities:
     Net income ...........................................................     $     11,334      $     28,375
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ...........................           87,028            67,415
       Deferred taxes .....................................................            6,261            15,315
       Stock compensation .................................................            1,695             1,005
                                                                                ------------      ------------
                                                                                     106,318           112,110
     Changes in operating assets and liabilities:
       Decrease in accounts receivable, oil and gas .......................           18,212             9,592
       Increase in other current assets ...................................           (1,352)           (1,511)
       (Increase) decrease in other assets ................................              (15)            4,431
       Decrease in accounts payable and accrued liabilities ...............           (7,321)           (7,310)
       Increase (decrease) in advance from joint owners ...................            7,998            (2,697)
       Increase in other liabilities ......................................              687             2,655
                                                                                ------------      ------------
         Net cash provided by operating activities ........................          124,527           117,270
                                                                                ------------      ------------
Cash flows from investing activities:
       Additions to oil and gas properties ................................         (270,406)         (181,652)
       Additions to furniture, fixtures and equipment .....................             (918)             (566)
                                                                                ------------      ------------
         Net cash used in investing activities ............................         (271,324)         (182,218)
                                                                                ------------      ------------
Cash flows from financing activities:
       Proceeds from borrowings ...........................................          569,750           315,000
       Repayments of borrowings ...........................................         (511,750)         (255,000)
       Proceeds from issuance of common stock, net ........................           83,974             7,100
       Payments on capital lease obligations ..............................               --              (163)
                                                                                ------------      ------------
         Net cash provided by financing activities ........................          141,974            66,937
                                                                                ------------      ------------
Increase (decrease) in cash and cash equivalents ..........................           (4,823)            1,989
Cash and cash equivalents, beginning of period ............................            8,217            13,290
                                                                                ------------      ------------
Cash and cash equivalents, end of period ..................................     $      3,394      $     15,279
                                                                                ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
(1)      ACCOUNTING POLICIES

         Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1998 and December 31, 1997 and the Company's consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997 and consolidated cash flows for the nine month periods ended September 30, 1998 and 1997. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

         The following represents basic and diluted weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share for the three and nine month periods ended September 30, 1998 and September 30, 1997, respectively. There are no adjustments to reported net income for purposes of calculating earnings per share.

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                             -----------------------------     -----------------------------
                                                 1998             1997             1998             1997
                                             ------------     ------------     ------------     ------------
Shares outstanding for basic EPS .......       36,720,935       35,759,265       36,315,491       35,504,668
Dilution effect of stock options
      outstanding at end of period .....        2,055,005        2,454,071        2,154,063        2,421,647
                                             ------------     ------------     ------------     ------------
Shares outstanding for diluted EPS .....       38,775,940       38,213,336       38,469,554       37,926,315
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

         The Company's results of operations may vary significantly from quarter to quarter as a result of development operations, commodity prices, the curtailment of production as a result of inclement weather or in association with workover and recompletion activities and the incurrence of expenses related thereto, the timing and amount of reimbursement for customary overhead costs received by the Company and other factors, and, therefore, the results of operations for any one quarter may not be indicative of results for the full fiscal year.

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

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). The statement establishes standards with respect to reporting and display of comprehensive income and its components. Statement No. 130 became effective for the Company on January 1, 1998; however, the Company has no comprehensive income other than net income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. In March 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other

Postretirement Benefits" ("Statement No 132"). This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate analysis and eliminates certain disclosures that are no longer as useful as they were previously. The Company will adopt the disclosure provisions of Statement
Nos. 131 and 132 in its consolidated financial statements for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -------------------------     ------------------------
                                                             1998           1997           1998          1997
                                                          ----------     ----------     ----------    ----------
Production:
Oil and condensate (MBbls).............................          826            867          2,730         2,491
Gas (MMcf).............................................       16,036         14,719         47,069        39,002
Total production (MMcfe)...............................       20,991         19,920         63,451        53,950
Average Realized Price:
Oil and condensate (per Bbl)...........................   $    12.28     $    17.60     $    13.26     $   19.26
Gas (per Mcf)..........................................         2.20           2.35           2.32          2.34
Average Costs (per Mcfe)
Lease operating........................................   $     0.42     $     0.36     $     0.39     $    0.33
Depreciation, depletion and amortization...............         1.39           1.28           1.37          1.25
General and administrative, net........................         0.11           0.14           0.12          0.15

         PRODUCTION. Net production increased 18%, from 54.0 Bcfe for the nine months ended September 30, 1997 to 63.5 Bcfe for the nine months ended September 30, 1998. Oil and condensate production for the nine months ended September 30, 1998 increased 239 MBbls, or 10%, compared to the same period of 1997. Increased oil production for the first nine months of 1998 was due primarily to production increases from development drilling activities during 1997 at Ship

Shoal 354, West Delta 152 and Eugene Island 324. Gas production increased by 8.1 Bcf, or 21%, from 39.0 Bcf for the nine months ended September 30, 1997 to 47.1 Bcf for the comparable period of 1998. Increased gas production was due to production increases from development drilling activities during 1997 at East Cameron 373, West Cameron 561 and the acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico in July 1997. These increases were partially offset by production curtailments as a result of the tropical storm activity during the third quarter of 1998 and by natural production decline on other properties of the Company.

         Net production increased 5%, from 19.9 Bcfe for the three months ended September 30, 1997 to 21.0 Bcfe for the three months ended September 30, 1998. Oil and condensate production for the three months ended September 30, 1998 decreased 41 MBbls, or 5%, compared to the same period of 1997. Decreased oil production was due primarily to production curtailments as a result of the tropical storm activity during the third quarter of 1998. This decrease was partially offset by production increases from development drilling activities during 1997 at Ship Shoal 354, Ship Shoal 69 and High Island 537. Gas production increased by 1.3 Bcf, or 9%, from 14.7 Bcf for the three months ended September 30, 1997 to 16.0 Bcf for the comparable period of 1998. Increased gas production was due to production increases from development drilling activities during 1997 at West Cameron 561, East Cameron 373 and the acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico in July 1997. These increases were partially offset by production curtailments as a result of the tropical storm activity during the third quarter of 1998 and by natural production decline on other properties of the Company.

         OIL AND GAS REVENUES. Oil and gas revenues for the nine months ended September 30, 1998 increased by $6.0 million, or 4%, compared to the same period of 1997, primarily as a result of increased oil and gas production offset by significantly lower realized oil prices. The average realized price of oil and condensate decreased by 31% for the nine months ended September 30, 1998 compared to the same period of 1997.

         For the nine months ended September 30, 1998, the average realized gas price was $2.32 per Mcf, which, as a result of hedging activities, was 107% of the $2.16 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the nine months ended September 30, 1997, the Company realized an average gas price of $2.34 per Mcf, or 95% of the $2.46 per Mcf average gas sales price that would have otherwise been received. For the nine months ended September 30, 1998, the average realized oil and condensate price was $13.26, which, as a result of hedging activities, was 101% of the $13.07 per barrel average oil and condensate sales price that would have otherwise been received. There were no oil hedging activities for the nine months ended September 30, 1997.

         Oil and gas revenues for the three months ended September 30, 1998 decreased by $4.6 million, or 9%, compared to the same period of 1997, primarily as a result of significantly lower realized oil prices, lower realized gas prices and decreased oil and condensate production partially offset by increased gas production. The average realized price of oil and condensate decreased by 30% for the three months ended September 30, 1998 compared to the same period of 1997.

         For the three months ended September 30, 1998, the average realized gas price was $2.20 per Mcf, which, as a result of hedging activities, was 109% of the $2.01 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended September 30, 1997, the Company realized an average gas price of $2.35 per Mcf, or 99% of the $2.37 per Mcf average gas sales price that would have otherwise been received. There were no oil hedging activities for the three months ended September 30, 1998 and September 30, 1997.

         LEASE OPERATING EXPENSE. Lease operating expense for the nine months ended September 30, 1998 increased to $24.8 million from $17.8 million for the comparable period of 1997. Lease operating expense per Mcfe increased from $0.33 for the nine months ended September 30, 1997 to $0.39 for the comparable period of 1998. These increases are primarily attributable to a general increase in fees charged by the oilfield service industry, lease operating costs associated with properties acquired after September 30, 1997 and lease operating costs associated with the initiation of production at East Cameron 373.

         Lease operating expense for the three months ended September 30, 1998 increased to $8.8 million from $7.2 million for the comparable period of 1997. Lease operating expense per Mcfe increased from $0.36 for the three months ended September 30, 1997 to $0.42 for the comparable period of 1998. The increase in lease operating expense per unit is primarily attributable to a general increase in fees charged by the oilfield service industry, lease operating costs associated with properties acquired after September 30, 1997, lease operating costs associated with the initiation of production at East Cameron 373, fixed costs that continued during the three months ended September 30, 1998 although production was disrupted and transportation expenses associated with the tropical storm activity.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE. During the nine and three month periods ended September 30, 1998, depreciation, depletion, and amortization expense increased to $87.0 million and $29.3 million, respectively, from $67.4 million and $25.4 million, respectively, for the comparable periods of 1997. The increases were the result of an increased depletion rate per Mcfe and production increases from acquisitions and exploratory and development drilling activities during 1997 and 1998. The depletion rate per unit for the nine and three month periods ended September 30, 1998 increased to $1.37 and $1.39 per Mcfe, respectively, from $1.25 and $1.28 per Mcfe for the comparable periods of 1997, respectively. The increases in the depletion rate per unit are primarily attributable to a general increase in the costs of drilling goods and services, platform and facilities construction and transportation services to the industry and the capitalization of a portion of future costs for lease operating, transportation and location differential expense associated with the acquisition of proved property interests during the third quarter 1998 that are subject to a preexisting volumetric production payment.

         GENERAL AND ADMINISTRATIVE EXPENSE, NET. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, decreased to $7.8 million and $2.3 million for the nine and three month periods ended September 30, 1998, respectively, from $8.3 million and $2.7 million for the comparable periods of 1997, respectively. General and administrative expenses per Mcfe decreased from $0.15 and $0.14 for the nine and three month periods ended September 30, 1997, respectively, to $0.12 and $0.11 for the comparable periods of 1998, respectively. The decrease per Mcfe is due to increased production during 1998 and a decrease in performance based compensation. Performance based compensation, as a component of general and administrative expense, decreased from $3.8 million, or $0.07 per Mcfe, and $1.3 million, or $0.06 per Mcfe, for the nine and three month periods ended June 30, 1997, respectively, to $1.9 million, or $0.03 per Mcfe, and $0.3 million, or $0.02 per Mcfe, for the nine and three month periods ended September 30, 1998, respectively. General and administrative expenses exclusive of performance based compensation, however, increased from $4.4 million and $1.4 million for the nine and three month periods ended September 30, 1997, respectively, to $5.6 million and $1.9 million for the comparable periods of 1998, resepectively. Direct costs associated with staff increases during 1997 and 1998 were partially offset by joint interest reimbursements. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to increase.

         INTEREST EXPENSE, NET. Interest expense, net of capitalized interest, for the nine and three months ended September 30, 1998 increased to $7.1 million and $3.2 million, respectively, from $1.8 million and $0.9 million, respectively, for the comparable periods of 1997. The increase was attributable to higher average debt levels during the first nine months of 1998 and a lower percentage of total interest cost being capitalized.


         NET INCOME. As a result of the foregoing, particularly the substantial decrease in realized oil and condensate prices for the nine and three months ended September 30, 1998 compared to the same periods of 1997, the Company had net income of $11.3 million and $0.9 million, or $0.29 and $0.02 per diluted share, for the nine and three month periods ended September 30, 1998, respectively, as compared to $28.4 million and $8.7 million, or $0.75 and $0.23 per diluted share, respectively, for the comparable periods of 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $18.4 million at September 30, 1998 compared to a working capital surplus of $0.4 million at December 31, 1997. The $18.8 million decrease in working capital is primarily due to increased drilling activity during the first nine months of 1998. Long-term debt increased from $129.6 million at December 31, 1997 to $187.6 million at September 30, 1998. Working capital balances may fluctuate from quarter to quarter to the extent the Company increases or decreases borrowings under its revolving credit facility (the "Credit Facility"). The Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources, a private placement of $125 million in senior unsecured notes due October 2007 and bank borrowings.

         The Company filed a "universal shelf" registration statement with the Securities and Exchange Commission with respect to the offering and sale of an array of debt and equity securities in July 1998 in order to better position itself to take advantage of future opportunities and to provide additional financing alternatives. In September 1998, the Company completed the sale of four million newly issued shares of its common stock under this registration statement. The Company used the $83 million of net proceeds to reduce outstanding debt under its Credit Facility.

         The Company maintains its reserve-based revolving Credit Facility with The Chase Manhattan Bank, as agent. As of September 30, 1998, $45 million was outstanding under the Credit Facility. The Credit Facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the Credit Facility is subject to a borrowing base, which is reduced by the principal amount of the senior notes outstanding at the time of calculation. The Company has an option, subject to the borrowing base, to increase the facility to $250 million. Without so increasing the facility, the Company currently has approximately $100 million of available capacity under the Credit Facility.
         The Company has also established money market lines of credit with various banks. As of September 30, 1998, the Company had aggregate borrowings of $18 million under these lines of credit.

         The Company's net cash flow from operations for the first nine months of 1998 was $124.5 million compared to $117.3 million for the same period of 1997. The increase is primarily due to increases in oil and gas production and changes in operating assets and liabilities. Net cash flow from operations before changes in operating assets and liabilities for the first nine months of 1998 was $106.3 million compared to $112.1 million for the same period of 1997. The decrease in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to decreased average realized oil prices and higher operating expenses offset by increases in oil and gas production.

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

         As of September 30, 1998, the Company had entered into commodity price hedging contracts with respect to its gas production for 1998 through 2000 as follows:

                                                   Swaps                           Collars                      Floor Contracts
                                          --------------------------   -----------------------------------  ------------------------
                                                         Weighted                           NYMEX
                                                         Average                       Contract Price
                                                          NYMEX                          per MMBtu                          NYMEX
                                          Volume in   Contract Price   Volume in -------------------------  Volume in Contract Price
               Period                      MMMBtus      per MMBtu      MMMBtus      Floor        Ceiling    MMMBtus      per MMBtu
------------------------------------      ---------   --------------   --------- -----------   -----------  ---------- ------------
October 1998 ......................           --             --         1,200          $2.00         $2.46    1,100     $2.11-$2.28
November 1998 .....................          500           $2.13        1,700    $2.00-$2.20   $2.50-$2.66    1,850     $2.17-$2.43
December 1998 .....................          500           $2.40        1,700    $2.30-$2.41   $2.80-$2.86    1,850     $2.42-$2.60
January 1999 ............... ......          500           $2.53        1,700    $2.40-$2.47   $2.90-$2.93    1,850     $2.50-$2.63
February 1999 .....................          500           $2.45        1,700    $2.35-$2.36   $2.82-$2.85    1,850     $2.40-$2.47
March 1998 ........................          500           $2.38        1,700    $2.23-$2.25   $2.69-$2.75    1,850     $2.30-$2.34
January 1999 - December 1999 ......        3,720           $2.34          --             --            --       --              --
January 2000 - December 2000 ......        3,000           $2.31          --             --            --       --              --

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

         As of September 30, 1998, the Company had entered into commodity price hedging contracts with respect to its oil production for 1998 and 1999 as follows:

                                                  Swaps                              Collars
                                         ---------------------------  --------------------------------------

                                                                                              NYMEX
                                                                                          Contract Price
                                                          NYMEX                              per Bbl
                                         Volume in    Contract Price  Volume in   --------------------------
         Period                            Bbls          per Bbl         Bbls         Floor         Ceiling
-----------------------------------      ----------   --------------  ----------  -------------  -----------
October 1998 -December 1998 .......         92,000        $ 17.20           --              --            --
January 1999-March 1999 ...........            --             --        180,000   $15.00-$17.00  $17.00-$18.10
April 1999-June 1999 ..............            --             --        182,000   $15.00-$17.00  $17.00-$18.70
July 1999-September 1999 ..........            --             --        184,000   $15.00-$17.00  $17.00-$19.15
October 1999-December 1999 ........            --             --         92,000          $15.00         $17.00

         Because substantially all of the Company's oil production is sold under spot contracts that correlate to the NYMEX West Texas Intermediate price, the Company believes that it has no material basis risk with respect to these transactions. The actual cash price the Company receives, however, generally averages approximately $1.75 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences.

         Subsequent to September 30, 1998, the Company entered into commodity price hedging contracts with respect to its gas production for 1999 as follows:

                                                      Collars
                                    ---------------------------------------------
                                                                 NYMEX
                                                             Contract Price
                                                               per MMBtu
                                    Volume in        ----------------------------
          Period                     MMMBtus            Floor           Ceiling
------------------------------      ---------        ------------     -----------
April 1999...................         3,250           $2.10-$2.15     $2.25-$2.50
May 1999.....................         3,250           $2.10-$2.15     $2.25-$2.50
June 1999....................         1,250                 $2.10           $2.40
July 1999....................         1,250                 $2.10           $2.40
August 1999..................         1,250                 $2.10           $2.40
September 1999...............         1,250                 $2.10           $2.40

         Subsequent to September 30, 1998, the Company sold a call against a floor contract already owned for February 1999, thereby converting a portion of its hedge position into a collar for 500 MMMBtus of natural gas with a floor price of $2.46 per MMMBtu and a ceiling price of $3.50 per MMBtu.

         Capital expenditures for the nine months ended September 30, 1998 were $267 million, consisting of $61 million for exploration, $119 million for development and $87 million for property acquisitions. The Company's exploration capital expenditures budget for 1998 is $66 million. The Company has budgeted $161 million in 1998 for development drilling and construction expenditures for platforms, facilities and pipelines, including $2 million for abandonment or dismantlement of existing wells and facilities. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable.

         Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital and bank borrowings. During the first nine months of 1998, the Company borrowed $569.8 million and repaid $511.8 million under the Credit Facility and its money market lines. The Company anticipates additional borrowings under the Credit Facility and its money market lines during the remainder of 1998.

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

YEAR 2000 ISSUES

         Year 2000 issues result from the inability of computer programs or equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business.

         Because the Company was recently formed, it was aware of and considered Year 2000 issues at the time of purchase or development of its software systems. In addition, the Company has recently completed an assessment of its core financial and operational software systems to ensure compliance. The licensor of the Company's core financial software system has certified that such software is Year 2000 compliant. Additionally, other less critical software systems and various types of equipment have been assessed and are believed to be compliant. The Company believes that the potential impact, if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and it should not impact the Company's ability to continue exploration, drilling, production or sales activities.

          The Company has initiated and will continue to have formal communications with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. There can be no guarantee, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue with respect to products sold to third parties.

          The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has substantially completed the Year 2000 project. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

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

NYMEX.         New York Mercantile Exchange.

RECOMPLETION   The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

WORKOVER.      Operations on a producing well to restore or increase production.

                                           PART II
Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits:

              27 Financial Data Schedule (included only in the electronic filing of this document)

      (b)     Reports on Form 8-K:

              On August 28, 1998, the Company filed a Current Report on Form 8-K, dated August 24, 1998, reporting the acquisition of interests in nine oil and gas fields and the increase of the Company's revolving credit facility to $225 million.

              On September 16, 1998, the Company filed a Current Report on Form 8-K, dated September 16, 1998, reporting the sale of 4,000,000 newly issued shares of its common stock, par value $0.01 per share.

                                    SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEWFIELD EXPLORATION COMPANY

Date: October 30, 1998          By: /s/    TERRY W. RATHERT
                                    ------------------------------------------
                                    Terry W. Rathert
                                    Vice President-Planning and Administration
                                    and Secretary
                                    (Authorized Officer and Principal
                                    Financial Officer)

                                  EXHIBIT INDEX

             Exhibit
             Number                 Description of Exhibits
             ------                 -----------------------
               27      Financial Data Schedule (included only in the electronic
                       filing of this document)

                                       17