Form 10-K405
period 1998-12-31
NEWFIELD EXPLORATION CO /DE/
filed 1999-03-03
CIK 912750

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998
                                                        or

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

Securities Registered pursuant to Section 12(b) of the Act:

                                                                                  NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                              ON WHICH REGISTERED
                  -------------------                                              -------------------
         Common Stock, Par Value $0.01 Per Share                                New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock,               New York Stock Exchange
                  Par Value $0.01 Per Share

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

                               [x] Yes     [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $362,432,000 as of February 26, 1999 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

         As of February 28, 1999 there were 40,463,353 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

         Documents incorporated by reference: 1998 Annual Report to Stockholders of Newfield Exploration Company, which is incorporated into Part II of this Form 10-K and Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held on May 5, 1999, which is incorporated into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
                                                      PART I

Item 1.     Business..................................................................................          1

Item 2.     Properties................................................................................          8

Item 3.     Legal Proceedings.........................................................................         15

Item 4.     Submission of Matters to a Vote of Security Holders.......................................         15

Item 4A.    Executive Officers of the Registrant......................................................         15


                                                      PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....................         16

Item 6.     Selected Financial Data...................................................................         16

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................         16

Item 8.     Financial Statements and Supplementary Data...............................................         17

Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure................................................................         17


                                                     PART III

Item 10.    Directors and Executive Officers of the Registrant........................................         18

Item 11.    Executive Compensation....................................................................         18

Item 12.    Security Ownership of Certain Beneficial Owners and Management............................         18

Item 13.    Certain Relationships and Related Transactions............................................         18


                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................         18

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Newfield Exploration Company ("Newfield" or the "Company") is an independent oil and gas company engaged in the exploration, development and acquisition of oil and natural gas properties located primarily in the Gulf of Mexico. The Company discovered and acquired its first oil and gas reserves in 1990 and has grown rapidly since that time. At December 31, 1998 the Company had proved reserves of 513.3 Bcfe consisting of 15.2 MMBbls of oil and condensate and 422.3 billion cubic feet ("Bcf") of natural gas. Approximately 82% of the Company's proved reserves at such date were natural gas and approximately 93% were proved developed. Unless otherwise noted, all information in this Form 10-K relating to oil and gas reserves and the estimated future net cash flows attributable thereto are based upon estimates prepared by the Company and are net to the Company's interest. See "Item 2. Properties - Oil and Gas Reserves." Certain terms relating to the oil and gas business are defined under the caption "Oil and Gas Terms" at the end of Item 2.

STRATEGY

         Newfield's strategy is to continue to expand its reserve base and increase its cash flow through exploration and the acquisition and exploitation of proved properties. The Company emphasizes the following elements in implementing this strategy:

         o Reserve growth through exploratory drilling of a balanced portfolio
         o Balance between exploration and the acquisition and exploitation of proved properties
         o Geographic focus
         o Control of operations and costs
         o Use of 3-D seismic and other advanced technology
         o Equity ownership and other incentives to attract and retain employees

         Newfield has utilized a balanced approach of exploration and the acquisition and exploitation of proved properties to grow its reserves, production and cash flow. Of the 872.5 Bcfe of proved reserves Newfield added through December 31, 1998, 35% were added through exploration, 40% were added through the acquisition of proved reserves and 25% were added through the exploitation of opportunities identified and acquired in connection with the acquisition of proved properties. Newfield's exploration, acquisition and exploitation activities are complementary. Proved properties acquired by Newfield usually have exploration or exploitation potential that Newfield has previously identified. In addition, acquisitions can increase Newfield's presence in an area, creating the infrastructure to provide Newfield with the ability to capture other opportunities at a competitive advantage. Information gathered while evaluating production on acquisition candidates and adjacent acreage is used, as appropriate, in Newfield's exploration efforts. Conversely, a successful exploratory prospect may reveal similar untested reserve potential on an adjacent property, making its purchase attractive.

         EXPLORATION ACTIVITIES. The Company maintains an active, technologically driven exploration program conducted by five multi-disciplined teams focused on distinct geological trends in the Gulf of Mexico, the onshore Gulf Coast and selected international areas. During 1998 the Company invested $65.3 million in exploration activities. The Company allocates its exploration spending between a small number of higher risk, higher potential prospects which, if successful, may result in significant increases in proved reserves, and a greater number of lower risk, moderate potential prospects. From its inception through December 31, 1998, the Company participated in the drilling of 107 exploratory wells at a cost to drill and evaluate of $202.6 million, net to Newfield's interest. These wells have resulted in the discovery of equivalent proved reserves of 310.5 Bcfe, net to Newfield's interest. All but 21 of these wells were operated by the Company. Sixty-five of the wells operated by the Company were drilled under turnkey drilling contracts.

         Newfield acquires exploration prospects through federal and state lease sales, in connection with proved property acquisitions and through farm-ins. Newfield is continuously evaluating new opportunities and currently has a substantial inventory of prospects, including 12 to 15 that are expected to be drilled in 1999.

         ACQUISITION ACTIVITIES. The Company actively pursues the acquisition of proved oil and gas properties in the Gulf of Mexico, the onshore Gulf Coast and select international areas, particularly properties with unexploited reserve potential in order to enhance returns. The Company looks for properties that it can operate in order to better control operations and costs and in which it can increase its interest. Acquisition properties that meet these criteria and provide a base for further evaluation and exploitation adjacent to production already established by the Company are of particular interest to the Company. The Company pursues a multi-discipline team approach for evaluating acquisition opportunities. Potential acquisitions undergo extensive technical and financial evaluation by a group of geologists, geophysicists, geological engineers and petroleum engineers. Land, drilling, operations and marketing staffs support these evaluation efforts. The Company's seismic, land and production databases, along with regional geological interpretations, supplement any information provided by a potential seller in the acquisition candidate screening process.

         DEVELOPMENT ACTIVITIES. Newfield also maintains an active development program. During 1998, Newfield invested $155.8 million for development costs, including recompletions and development drilling. From its inception through December 31, 1998, Newfield participated in 121 development wells at an aggregate cost of $353.7 million, net to Newfield's interest. These wells have resulted in the addition of proved reserves of 212 Bcfe.

         GEOGRAPHIC FOCUS. The Company believes that its focus in the federal waters of the Gulf of Mexico, primarily offshore Louisiana in shallow water, is the foundation for its continued growth. The Gulf of Mexico is a prolific oil and gas province, accounting for approximately 25% of domestic natural gas production, and the Company believes that it has significant remaining undiscovered reserve potential. Newfield's management and technical personnel have extensive experience in the Gulf of Mexico, and Newfield's geographic focus assists it in controlling operating and administrative costs. The Gulf of Mexico has a substantial existing infrastructure, including gathering systems, platforms and pipelines, and numerous drilling and service companies maintain a substantial presence there, facilitating cost effective operations and the timely development of discoveries. In addition, significant amounts of geologic data, including 3-D seismic data, are available at reasonable cost.

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

         Building on its core competencies, Newfield established onshore Gulf Coast operations in 1995 as a natural extension of its offshore effort. To date, Newfield's onshore efforts have been focused in southern Louisiana and the Texas Gulf Coast. Newfield has acquired interests in 540 square miles of 3-D seismic data and approximately 38,000 gross acres on the onshore Gulf Coast. Two of three exploration wells drilled in 1998 on the onshore Gulf Coast have resulted in discoveries, one of which commenced production in August 1998.

         In 1997, Newfield made its initial international investment by acquiring a 35% interest in a 415,000 acre production sharing license in the Bohai Bay, offshore China. Although, the first exploratory well on the block was plugged and abandoned, exploration operations are continuing on the block. Successful exploratory drilling in the Bohai Bay may result in significant future investment in the area. The approved 1999 work program and budget for the Bohai Bay includes a 3-D seismic survey and one exploratory well. Newfield continues to evaluate new opportunities for international expansion in areas in which it can utilize its core competencies. Newfield believes such areas include offshore China, offshore West Africa and the Northwest Shelf, offshore Australia.

         CONTROL OF OPERATIONS AND COSTS. The Company prefers to operate its properties in order to manage production performance and to control operating expenses, the timing and amount of capital expenditures and the application of technology. Properties operated by the Company accounted for 85% of its total equivalent production for 1998. Newfield's geographic focus enables it to manage a large asset base with a relatively small number of employees and to add successful exploratory and development wells and proved property acquisitions at relatively low incremental costs. Newfield also uses independent contractors for much of its field operations activities to control costs.

         TECHNOLOGY. Newfield uses advanced technology in its exploration and development activities to reduce its risks and lower its costs. Newfield currently holds licenses or has access to 3-D seismic surveys covering approximately

2,200 blocks (approximately 11.3 million acres) in the Gulf of Mexico and 540 square miles in southern Louisiana and Texas, including coverage of all of the producing fields it operates. In addition, Newfield holds licenses or has access to more than 380,000 miles of recent vintage conventional seismic data in the Gulf of Mexico and owns a library containing logs on more than 4,500 wells drilled in Newfield's focus area.

         MANAGEMENT AND EMPLOYEES. Newfield's management and 44 technical personnel have extensive experience in the Gulf of Mexico. In order to attract and retain its employees, the Company provides incentives through equity ownership and other benefit plans. As of December 31, 1998, the Company's employees owned or had options to acquire an aggregate of approximately 11% of the Company's outstanding Common Stock, par value $0.01 per share ("Common Stock"), on a fully diluted basis.

MARKETING

         The Company markets substantially all of the oil and gas production from Company operated properties for both the account of the Company and the other working interest owners in these properties. Substantially all of the Company's natural gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts or 30-day spot gas purchase contracts. During 1998, Conoco Inc., Superior Natural Gas Corporation and Coast Energy Group each purchased in excess of 10% of the gas sold by the Company for its own account. Oil sales contracts are short-term and are based upon field posted prices plus negotiated bonuses. During 1998, Gulfmark Energy, Inc., Equilon Enterprises LLC, and Chevron USA Inc. each purchased in excess of 10% of the oil sold by the Company for its own account. Because alternative purchasers of oil and gas are readily available, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company. See
Note 1 to the Company's consolidated financial statements.

VOLATILITY OF OIL AND GAS PRICES AND HEDGING

         As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas, oil and condensate. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in oil and gas producing regions worldwide, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic factors. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies. Prices for oil and gas have recently declined materially. It is impossible to predict future oil and natural gas price movements with any certainty. Any continued and extended decline in the price of oil or gas could have a material adverse effect on the Company's financial position, cash flows and results of operations and may reduce the amount of the Company's oil and natural gas that can be produced economically. Additionally, substantially all of the Company's sales of oil and natural gas are made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts.

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

         During 1998, approximately 61% of Newfield's equivalent production was subject to hedge positions as compared to 64% in 1997. Newfield has also entered into hedging transactions with respect to a portion of its estimated production through December 2000. For a discussion of the various hedges existing at December 31, 1998, see Note 2 to the Company's consolidated financial statements. Newfield continues to evaluate whether to enter into additional hedging transactions for 1999 and future years. In addition, Newfield may determine from time to time to terminate a portion of its then existing hedging positions.

CEILING TEST WRITEDOWNS

         The Company uses the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. For each cost center, at the end of each quarter, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost of the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated future net revenues from proved reserves, based on period-end oil and gas prices; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed the ceiling limit, the Company is subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a charge to earnings that does not impact cash flows. Such writedowns do, however, impact stockholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed or volatile. Application of these rules during periods of relatively low oil or gas prices, even if temporary, increases the probability of a ceiling test writedown. In addition, writedowns may occur if the Company makes additional acquisitions or has substantial downward revisions in its estimated proved reserves. Primarily as a result of the recent significant declines in both oil and gas prices, the Company recorded a ceiling test writedown at December 31, 1998 of $105.0 million (see Note 1 to the Company's consolidated financial statements). The continued decline in both oil and gas prices since December 31, 1998 may require the Company to record an additional ceiling test writedown in the first quarter of 1999. See "--- Volatility of Oil and Gas Prices and Hedging." No assurance can be given that the Company will not experience a ceiling test writedown in future periods.

COMPETITION

         Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. The Company believes that its geographic focus, its exploration, drilling and production capabilities, and the experience of its management generally enable it to compete effectively. Many of the Company's competitors, however, have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with these companies.

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

         The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry.

         The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

         The Company cannot predict what further action the FERC will take on these matters. Some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. The Company does not believe that it will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which it competes.

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

         FEDERAL LEASES. Substantially all of the Company's operations are located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. The Company is currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition, cash flows and results of operations.

         The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's-length and non-arm's-length crude oil transactions, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter. The Company believes that these rules, if adopted as proposed, will not have a material effect on its financial position, cash flows or results of operations.

         The MMS recently implemented a final rule that describes the types of transportation components that are deductible for calculating and reporting royalties, as well as various cost components associated with marketing functions that are not deductible. In particular, under the rule, the MMS will not allow deduction of costs associated with marketer fees, cash out and other gas pipeline imbalance penalties, or long-term storage fees. The Company cannot predict at this time how it might be affected by implementation of the new rule.

         The MMS periodically investigates whether it has received the appropriate amount of royalties associated with production on particular MMS leases. The Company is not aware of any investigation by the MMS with respect to any leases in which the Company owns an interest, but the MMS has scheduled an audit of the Company in March 1999.

         Finally, the MMS is conducting an inquiry (not specifically directed at the Company) into certain contractual agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material effect on its financial position, cash flows or results of operations.

         STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION. The Company owns interests in properties located in onshore Louisiana and Texas and in the state waters of the Gulf of Mexico offshore Texas and Louisiana and occasionally may conduct operations in the state waters offshore Mississippi. These states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states prorate production to the market demand for oil and gas.

         ENVIRONMENTAL REGULATIONS. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business and prospects of the Company could be adversely affected.

         The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by the OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions. In addition to the OPA, the Company's discharges to waters of the United States are further limited by the federal Clean Water Act (the "CWA") and analogous state laws. The CWA prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state governmental agencies. Failure to comply with the CWA, including discharge limits on permits issued pursuant to the CWA, may also result in civil or criminal enforcement actions. The OPA and the CWA also impose other requirements, such as the preparation of an oil spill response plan. The Company has such a plan in place.

         The OPA requires responsible parties to demonstrate proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the OPA requires responsible parties for offshore facilities to provide financial assurance in the amount of $35 million to cover potential OPA liabilities. This amount can be increased up to $150 million based on a covered facility's potential worst case oil spill discharge volume or if a formal risk assessment indicates that an amount higher than $35 million should be required. On August 11, 1998 , the MMS issued its new rule implementing these OPA financial responsibility requirements. The Company must comply with the new OPA financial responsibility requirements by April 8, 1999, or the earliest date that an existing Certificate of Financial Responsibility for any covered facility expires. The Company does not anticipate that it will experience any difficulty in satisfying the MMS's requirements for demonstrating financial responsibility for its covered facilities.

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

         Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

RISKS OF FOREIGN OPERATIONS

         While the Company intends to continue to focus on the Gulf of Mexico and the onshore Gulf Coast, the Company also intends to pursue selective opportunities to develop "focused diversification" outside of such areas. In 1997, the Company made its initial international investment by acquiring a 35% interest in a 415,000 acre production sharing license in the Bohai Bay, offshore China, from Huffco International, L.L.C. ("Huffco"). Although the first exploratory well on the block was plugged and abandoned, exploration operations are continuing on the block. Successful exploratory drilling in the Bohai Bay may result in significant future investment in the area. The approved 1999 work program and budget for the Bohai Bay includes a 3-D seismic survey and one exploratory well. Huffco retained a preferred stock interest in the subsidiary of the Company that owns the interest in the Bohai Bay production sharing license. Such preferred stock interest is economically similar to a 10% net profits interest in the Bohai Bay activities of such subsidiary. A director and an executive officer of Newfield together hold in excess of 90% of the outstanding member interests of Huffco.

         The Company continues to evaluate new opportunities for international expansion in areas in which it can utilize its core competencies. The Company believes such areas include offshore China, offshore West Africa and the Northwest Shelf, offshore Australia. Ownership of property interests and production operations in China, and in any other areas outside the United States in which the Company may choose to do business, are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities and quasi-governmental agencies, change in laws and policies governing operations of foreign-based companies and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

OPERATING HAZARDS AND INSURANCE

         The Company's operations are subject to the usual hazards incident to the drilling of oil and gas wells, many of which are beyond the Company's control, such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. Additional risks include the risk that no commercially productive oil or natural gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled as a result of numerous factors including title problems, compliance with governmental requirements and shortages or delays in the delivery of equipment. In addition to the foregoing, substantially all of the Company's operations currently are offshore and subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather.

         These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations.

         In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. The Company's insurance does not fully cover business interruption or protect against loss of revenues. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial position, cash flows and operations.

EMPLOYEES

         At February 15, 1999 the Company had 96 full time employees, primarily professionals, including geologists, geophysicists, and engineers. The Company believes that its relationships with its employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

FORWARD-LOOKING STATEMENTS

         This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including statements regarding production targets, anticipated production rates, planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, wells planned to be drilled in the future, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

ITEM 2.  PROPERTIES

         Substantially all of the Company's proved properties are located in the federal waters of the Gulf of Mexico. The more significant proved producing properties stretch from the West Delta area offshore Louisiana, south-southeast of New Orleans, to the High Island area offshore Texas, south-southeast of Houston. These properties lie in water depths that range from 45 feet to 480 feet. For 1998, no single field accounted for more that 10% of the Company's net production. As of December 31, 1998, the Company owns interests in 133 leases and operates 121 platforms, 70 of which are considered major platforms. Major platforms are those that have six or more wells or two pieces of production equipment.

         The Company's 10 largest properties accounted for approximately 52% of the Company's equivalent proved reserves at December 31, 1998, but no single property held more that 11% of the Company's equivalent proved reserves as of such date, nor did any single property hold more that 15% of the net present value of proved reserves as of such date.

         The Company owns interests in four proved producing properties onshore south Louisiana. The Company also owns unproved acreage in and adjacent to these producing properties and in other coastal parishes in Louisiana. Additionally, the Company owns unproved acreage in the Gulf Coast region of Texas.

OIL AND GAS RESERVES

         The following table sets forth estimated net proved oil and gas reserves of the Company (all within the United States) and the present value of estimated future pre-tax net cash flows related to such reserves as of December 31, 1998. Unless otherwise noted, all information in this Form 10-K relating to oil and gas reserves and the estimated future net cash flows attributable thereto are based upon estimates prepared by the Company and are net to the Company's interest. The present value of estimated future pre-tax net cash flows was prepared using constant prices as of December 31, 1998, discounted at 10% per annum.


                                                                                    PROVED RESERVES
                                                                       --------------------------------------
                                                                       DEVELOPED     UNDEVELOPED      TOTAL
                                                                       ---------     -----------    ---------
      Oil and condensate (MBbls).................................         14,648            523        15,171
      Gas (MMcf).................................................        388,040         34,237       422,277
      Total proved reserves (MMcfe)..............................        475,927         37,377       513,304
      Present value of estimated future pre-tax net
         cash flows (in thousands)...............................      $ 528,871       $ 20,947     $ 549,818

         Ryder Scott Company, Petroleum Engineers ("Ryder Scott"), has prepared estimates of the Company's proved reserves and future pre-tax net cash flows therefrom as of December 31, 1994, 1995, 1996, 1997 and 1998. Ryder Scott's estimates of equivalent proved reserves were 106.0%, 100.5%, 96.3%, 102.4% and 99.2%, respectively, of the Company's estimates of proved reserves for the same periods. Ryder Scott's estimates of the present value of future pre-tax net cash flows attributable to the Company's proved reserves were 107.9%, 102.4%, 93.7%, 96.5% and 99.9%, respectively, of the Company's estimates for the same periods.

         There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revisions of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including future prices, production levels and costs, that may not prove correct.

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

FINDING COSTS

         The following table sets forth certain information regarding the costs associated with finding, acquiring and developing the Company's domestic proved oil and gas reserves:

                                                          CAPITALIZED          RESERVES          COST TO
                                                           COSTS(1)             ADDED        FIND AND DEVELOP
                                                         (IN THOUSANDS)        (MMcfe)          (PER Mcfe)
                                                         --------------        --------      ----------------
1994...................................................    $ 116,476             97,513            $1.19
1995 ..................................................      103,511            102,580             1.01
1996...................................................      162,315            119,050             1.36
1997...................................................      237,574            190,279             1.25
1998...................................................      304,891            166,472             1.83
                                                           ---------           --------

     Five-year period ended December 31, 1998..........    $ 924,767            675,894            $1.37
                                                           =========           ========

(1) Capitalized costs represent only domestic capitalized expenditures of the Company as shown in the following table under the caption "--Development, Exploration and Acquisition Capital Expenditures," excluding interest capitalized.

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         The following table sets forth certain information regarding the capitalized costs incurred in the purchase of proved and unproved properties and in development and exploration activities:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------------------
                                                                   1998         1997         1996         1995         1994
                                                                 --------     --------     --------     --------     --------
                                                                                       (IN THOUSANDS)
Property acquisition:
  Unproved properties - Domestic ...........................     $  3,400     $ 31,541     $  5,670     $ 10,154     $  2,020
  Unproved properties - International ......................           --        7,196           --           --           --
  Proved properties - Domestic .............................       86,219       30,368       28,480       29,393       32,810
Exploration - Domestic .....................................       60,087       59,787       48,525       32,518       17,710
Exploration - International ................................        1,512        4,908           --           --           --
Development - Domestic .....................................      155,185      115,878       79,640       31,446       63,936
Interest capitalized - Domestic ............................        4,369        3,481        1,508          674          217
                                                                 --------     --------     --------     --------     --------
  Total capitalized costs ..................................     $310,772     $253,159     $163,823     $104,185     $116,693
                                                                 ========     ========     ========     ========     ========

DRILLING ACTIVITY

         The following table sets forth the drilling activity of the Company for each year of the three-year period ended December 31, 1998:


                                                                      1998                  1997                1996
                                                               ------------------     ----------------     ---------------
                                                               GROSS         NET      GROSS      NET       GROSS      NET
                                                               -----       ------     -----     ------     -----    ------
Exploratory wells:
  Productive - Domestic .....................................      16         4.4          9       6.1          8      4.5
  Nonproductive - Domestic ..................................       8         5.8          9       6.2          7      3.4
  Nonproductive - International .............................      --          --          1       0.3         --       --
                                                               ------      ------     ------    ------     ------   ------
       Total ................................................      24        10.2         19      12.6         15      7.9
                                                               ======      ======     ======    ======     ======   ======

Development wells:
  Productive - Domestic .....................................      17        11.4         18       9.4         24     10.1
  Nonproductive - Domestic ..................................                 0.9          1       0.5          1      0.3
                                                               ------      ------     ------    ------     ------   ------
       Total ................................................      19        12.3         19       9.9         25     10.4
                                                               ======      ======     ======    ======     ======   ======

       The Company was in the process of drilling 2 gross (1.0 net) exploratory and 2 gross (0.7 net) development wells at December 31, 1998.

PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and gas wells (all within the United States) in which the Company owned an interest as of December 31, 1998:

                                                             COMPANY              OUTSIDE             TOTAL
                                                             OPERATED             OPERATED          PRODUCTIVE
                                             COMPANY          WELLS                WELLS              WELLS
                                            OPERATED      -------------        -------------      -------------
                                            PLATFORMS     GROSS     NET        GROSS     NET      GROSS     NET
                                            ---------     -----     ---        -----     ---      -----     ---
    Offshore Louisiana
      Federal:
        Oil..............................       28         65       37.9         --       --       65     37.9
        Gas..............................       80        112       67.2         36      7.0      148     74.2
      State:
        Oil..............................        1          1        0.8         --       --        1      0.8
        Gas..............................        2          1        0.7         --       --        1      0.7
    Onshore Louisiana
        Oil..............................       --          5        1.9         --       --        5      1.9
        Gas..............................       --          3        1.8          4      1.0        7      2.8
    Offshore Texas
      Federal:
        Oil..............................        1          3        1.6         --       --        3      1.6
        Gas..............................        9         17       10.2         --       --       17     10.2
                                               ---        ---      -----        ---    -----      ---    -----
          Total..........................      121        207      122.1         40      8.0      247    130.1
                                               ===        ===      =====       ====    =====      ===    =====

ACREAGE DATA

         The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1998:

                                          DEVELOPED ACRES        UNDEVELOPED ACRES
                                        -------------------     -------------------
                                         GROSS        NET        GROSS         NET
                                        -------     -------     -------     -------
Offshore Louisiana:
   Federal waters ....................  386,074     222,136      81,975      53,456
   State waters ......................    3,153       2,339         866         866
Onshore Louisiana ....................   10,729       5,563      24,604      12,548
Offshore Texas:
   Federal waters ....................   35,820      21,705      57,600      42,768
   State waters ......................       --          --          --          --

Onshore Texas ........................       --          --       2,881         720

Offshore People's Republic of China ..       --          --     415,000     145,250
                                        -------     -------     -------     -------
      Total ..........................  435,776     251,743     582,926     255,608
                                        =======     =======     =======     =======


         Leases covering approximately 26,520 (17,133 net to the Company), 37,453 (27,570 net to the Company), 23,098 (17,269 net to the Company), 35,465
(26,335 net to the Company) and 10,760 (7,880 net to the Company) undeveloped acres are scheduled to expire in 1999, 2000, 2001, 2002 and 2003, respectively.

TITLE TO PROPERTIES

         The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that the Company believes do not materially interfere with the use of or affect the value of such properties. The MMS must approve all transfers of record title or operating rights on leases on the OCS. The MMS approval process can in some cases delay the requested transfer for a significant period of time.

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

         Farm-in or farm-out. An agreement whereunder the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in," while the interest transferred by the assignor is a "farm-out."

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

         NYMEX.  New York Merchantile Exchange.

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

         Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

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

         Turnkey drilling contract. A fixed rate contract pursuant to which the drilling contractor generally bears the risk of loss for unbudgeted contingencies.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, cash flows or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the names and ages (as of February 28, 1999) of and positions held by each of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.

                   NAME                   AGE                              POSITION
                   ----                   ---                              --------
Joe B. Foster............................ 64    Chairman of the Board, President and Chief Executive Officer
Robert W. Waldrup........................ 54    Vice President - Operations and Director
David A. Trice........................... 50    Vice President - Finance and International
Terry W. Rathert......................... 46    Vice President - Planning and Administration and Secretary
David F. Schaible........................ 38    Vice President - Acquisitions and  Development
William D. Schneider..................... 47    Vice President - International Exploration
Elliott Pew.............................. 44    Vice President - Exploration
Ronald P. Lege........................... 54    Controller and Assistant Secretary
C. William Austin........................ 46    Legal Counsel and Assistant Secretary
James P. Ulm, II......................... 36    Treasurer

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

         William D. Schneider has served as Vice President - International Exploration since January 1998. From 1992 to January 1998 , he served as Manager-Exploration of the Company.

         Elliott Pew has served as Vice President - Exploration since January 1998. Prior to joining the Company, he served as Senior Vice President of Louis Dreyfus Natural Gas Company's Gulf Coast Region and prior to Louis Dreyfus' merger with American Exploration Company in October 1997, as Senior Vice President of Exploration for American Exploration Company from March 1997 to the date of such merger. From 1992 to March 1997, Mr. Pew was Vice President of Exploration for American Exploration Company.

         C. William Austin has served as Legal Counsel and Assistant Secretary since March 1994. From 1989 to March 1994, Mr. Austin was employed as a staff attorney for Energy Service Company, Inc., an international contract drilling and marine service company headquartered in Dallas, Texas.

         James P. Ulm, II has served as Treasurer of the Company since June 1995. From 1989 to June 1995, Mr. Ulm was employed in managerial positions, most recently as Treasurer, by American Exploration Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on the New York Stock Exchange under the symbol "NFX." The following table sets forth, for the periods indicated, the range of the high and low sales prices of the Common Stock as reported by the New York Stock Exchange during the periods shown.

                                                                                         HIGH            LOW
                                                                                        -------        -------
1997
  First Quarter.....................................................................     28            18 1/2
  Second Quarter ...................................................................     23 7/8        16 7/8
  Third Quarter.....................................................................     28 1/8        19 15/16
  Fourth Quarter....................................................................     33            20

1998
  First Quarter.....................................................................     27 11/16      19 9/16
  Second Quarter....................................................................     26 3/8        17 13/16
  Third Quarter.....................................................................     24 7/8        15 7/16
  Fourth Quarter ...................................................................     26 7/16       16 5/8

1999
  First Quarter (through February 28, 1999) ........................................     22 3/16       14 7/8

         On February 26, 1999 the last reported sale price of the Common Stock on the New York Stock Exchange Composite Tape was $ 16 1/4 per share.

         As of February 26, 1999 there were approximately 323 holders of record of the Common Stock of the Company.

         The Company has not paid any cash dividends in the past and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any earnings for the future operation and development of its business. Any future cash dividends to holders of Common Stock would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the payment of dividends is restricted by the terms of the Company's credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

ITEM 6.  SELECTED FINANCIAL DATA

         For information concerning this item, see page 18 of the Newfield Exploration Company Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report") as filed with the Securities and Exchange Commission as Exhibit 13.1 to this Form 10-K, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For information concerning this item, see pages 19 through 27 of the Annual Report, which information is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from adverse changes in oil and gas prices and interest rates, as discussed below.

         Oil and Gas Prices. As an independent oil and gas producer, the Company's revenue, profitability, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, oil and condensate. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond the control of the Company. From time to time, the Company has utilized and expects to continue to utilize hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil and gas revenues when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of the commodities. See "Item 1. Business - Volatility of Oil and Gas Prices and Hedging" in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging" in the Annual Report, which information is incorporated herein by reference, for a more detailed discussion of oil and gas price volatility, the Company's hedging practices and the risks associated with such volatility and hedging practices and for a table that sets forth the Company's open hedge position at December 31, 1998 and other related information.

         Interest Rates. At December 31, 1998, the Company had approximately $209 million of outstanding long-term debt. A portion of such debt (the Company's 7.45% senior unsecured notes, due 2007) is subject to a fixed rate of interest, and the remainder (which represents borrowings under the Credit Facility) is subject to a rate of interest that fluctuates based on short-term interest rates. The Company has no open interest rate hedge positions to reduce its exposure to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report, which information is incorporated herein by reference, for a more detailed discussion of the Company's exposure to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For information concerning this item, see pages 28 through 51 of the Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the definitive Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held on May 5, 1999 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I - Item 4A. Executive Officers of the Registrant."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS:

         The following financial statements of the Company and the report of management and the Company's independent accountants thereon are included on pages 28 through 51 of the Annual Report, and are incorporated herein by reference:

         Management Report on Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheet as of the fiscal years ended December 31, 1998 and 1997

         Consolidated Statement of Income for each of the three years in the period ended December 31, 1998

         Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1998

         Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998

         Notes to the Consolidated Financial Statements


     2.  EXHIBITS

          3.1    -   Second Restated Certificate of Incorporation of the Company
                     (incorporated by reference to Exhibit 3.1 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

          3.2    -   Certificate of Amendment to Second Restated Certificate of
                     Incorporation of the Company dated May 15, 1997
                     (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-3 (Registration
                     No. 333-32582)).

          3.3    -   Restated Bylaws of the Company (incorporated by reference
                     to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          3.4    -   Rights Agreement, dated as of February 12, 1999, between
                     the Company and ChaseMellon Shareholder Services L.L.C., as
                     Rights Agent, specifying the terms of the Rights to Purchase Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 1 to the Company's Registration
                     Statement on Form 8-A filed with the Securities and Exchange Commission on February 18, 1999).

         *3.5    -   Certificate of Designation of Series A Junior
                     Participating Preferred Stock, par value $.01 per share, setting forth the terms of the Series A Junior
                     Participating Preferred Stock, par value $.01 per share.

          3.6    -   Indenture dated as of October 15, 1997 among the Company,
                     as issuer, and First Union National Bank, as trustee
                     (incorporated by reference to Exhibit 4.3 to the Company's
                     Registration Statement on Form S-4 (Registration No.
                     333-39563)).

        +10.1    -   Newfield Exploration Company 1989 Stock Option Plan
                     (incorporated by reference to Exhibit 10.1 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.2    -   Newfield Exploration Company 1990 Stock Option Plan
                     (incorporated by reference to Exhibit 10.2 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.3    -   Newfield Exploration Company 1991 Stock Option Plan
                     (incorporated by reference to Exhibit 10.3 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.4    -   Newfield Exploration Company 1993 Stock Option Plan
                     (incorporated by reference to Exhibit 10.4 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.5    -   Newfield Employee 1993 Incentive Compensation Plan
                     (incorporated by reference to Exhibit 10.5 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.6    -   Restricted Stock Plan and Agreement (incorporated by
                     reference to Exhibit 10.6 to the Company's Registration
                     Statement on Form S-1 (Registration No. 33-69540)).

         10.7    -   Amended and Restated Securityholders Agreement among
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

         10.9    -   Amended and Restated Credit Agreement dated as of October
                     9, 1997 among Newfield Exploration Company as the Company, and The Chase Manhattan Bank as Agent, and the Banks signatory hereto (without Exhibits) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 31,
                     1997).

       +10.10    -   First Amendment to Amended and Restated Credit Agreement
                     dated as of August 20, 1998 among Newfield Exploration
                     Company as the Company, and The Chase Manhattan Bank as
                     Agent, and the Banks Signatory thereto (without Exhibits)
                     (incorporated by reference to Exhibit 10.1 to the Company's
                     Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 1998).

       +10.11    -   Newfield Exploration Company 1995 Non-Employee Director
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

       +10.14        - Subscription Agreement between the Company and David A.
                     Trice dated May 15, 1997 (incorporated by reference to
                     Exhibit 10.13 to the Company's Registration Statement on Form S-3 (Registration No. 333-32587)).

       +10.15    -   Asset Purchase Agreement among Newfield Offshore Inc.,
                     Huffco and Huffco Turkey, Inc. dated as of May 12, 1997
                     (without exhibits and schedules) (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on
                     Form S-3 (Registration No. 333-32587)).

       +10.16    -   Resolution of Members Establishing the Preferences,
                     Limitations and Relative Rights of Series "A" Preferred
                     Shares of Huffco China, LDC dated May 14, 1997
                     (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-3 (Registration
                     No. 333- 32587)).

       +10.17    -   Guaranty Agreement among the Company, Newfield Offshore
                     Inc., Huffco and Huffco Turkey, Inc. dated as of May 15,
                     1997 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-3 (Registration
                     No. 333-32587)).

        10.18    -   Promissory Note dated July 15, 1997 by the Company as maker in favor of The Chase Manhattan Bank (incorporated by reference to Exhibit 10.17 to the Company's Registration
                     Statement on Form S-3 (Registration No. 333-32587)).

       +10.19    -   Newfield Exploration Company 1998 Omnibus Stock Plan
                     (incorporated by reference to Exhibit 4.1.1 to the Company's Registration Statement on Form S-8 (Registration
                     No. 333-59383)).

       +10.20    -   Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                     (incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-8 (Registration
                     No. 333-59383)).

       *13.1     -   Newfield Exploration Company Annual Report to Stockholders
                     for the year ended December 31, 1998.

        21.1     -   The Registrant has no subsidiaries other than subsidiaries that, considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

       *23.1     -   Consent of PricewaterhouseCoopers LLP.

       *23.2     -   Consent of Ryder Scott Company.

       *27.1     -   Financial Data Schedule (included only in the electronic
                     filing of this document).

    ------------
    *    Filed herewith.
    +    Identifies management contracts and compensatory plans or arrangements.


(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 1st day of March, 1999.

                                             NEWFIELD EXPLORATION COMPANY

                                             By: /s/ Joe B. Foster
                                                 ----------------------------
                                                 Joe B. Foster
                                                 Chairman of the Board and Chief
                                                 Executive Officer

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


        Signature                                      Title                          Date
        ---------                                      -----                          ----

/s/ Joe B. Foster                           Chairman of the Board and             March 1, 1999
-----------------------------                Chief Executive Officer
Joe B. Foster                                (Principal Executive Officer)


/s/ Robert W. Waldrup                       Vice President - Operations           March 1, 1999
-----------------------------                and Director
Robert W. Waldrup


/s/ Terry W. Rathert                        Vice President - Planning and         March 1, 1999
-----------------------------                Administration and Secretary
Terry W. Rathert                             (Principal Financial Officer)


/s/ Ronald P. Lege                          Controller and Assistant Secretary    March 1, 1999
-----------------------------                (Principal Accounting Officer)
Ronald P. Lege


/s/ Philip J. Burguieres                    Director                              March 1, 1999
-----------------------------
Philip J. Burguieres


/s/ Charles W. Duncan, Jr.                  Director                              March 1, 1999
-----------------------------
Charles W. Duncan, Jr.


/s/ Dennis Hendrix                          Director                              March 1, 1999
-----------------------------
Dennis Hendrix


/s/ Terry Huffington                        Director                              March 1, 1999
-----------------------------
Terry Huffington


/s/ Howard H. Newman                        Director                              March 1, 1999
-----------------------------
Howard H. Newman


/s/ Thomas G. Ricks                         Director                              March 1, 1999
-----------------------------
Thomas G. Ricks


/s/ John C. Sawhill                         Director                              March 1, 1999
-----------------------------
John C. Sawhill


/s/ C. E. Shultz                            Director                              March 1, 1999
-----------------------------
C.E. Shultz

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                   DESCRIPTION
        ------                   -----------
          3.1    -   Second Restated Certificate of Incorporation of the Company
                     (incorporated by reference to Exhibit 3.1 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

          3.2    -   Certificate of Amendment to Second Restated Certificate of
                     Incorporation of the Company dated May 15, 1997
                     (incorporated by reference to Exhibit 3.1.1 to the
                     Company's Registration Statement on Form S-3 (Registration
                     No. 333-32582)).

          3.3    -   Restated Bylaws of the Company (incorporated by reference
                     to Exhibit 3.2 to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1994).

          3.4    -   Rights Agreement, dated as of February 12, 1999, between
                     the Company and ChaseMellon Shareholder Services L.L.C., as
                     Rights Agent, specifying the terms of the Rights to
                     Purchase Series A Junior Participating Preferred Stock, par
                     value $.01 per share, of the Company (incorporated by
                     reference to Exhibit 1 to the Company's Registration
                     Statement on Form 8-A filed with the Securities and
                     Exchange Commission on February 18, 1999).

         *3.5    -   Certificate of Designation of Series A Junior
                     Participating Preferred Stock, par value $.01 per share,
                     setting forth the terms of the Junior Participating
                     Preferred Stock, par value $.01 per share.

          3.6    -   Indenture dated as of October 15, 1997 among the Company,
                     as issuer, and First Union National Bank, as trustee
                     (incorporated by reference to Exhibit 4.3 to the Company's
                     Registration Statement on Form S-4 (Registration No.
                     333-39563)).

        +10.1    -   Newfield Exploration Company 1989 Stock Option Plan
                     (incorporated by reference to Exhibit 10.1 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.2    -   Newfield Exploration Company 1990 Stock Option Plan
                     (incorporated by reference to Exhibit 10.2 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.3    -   Newfield Exploration Company 1991 Stock Option Plan
                     (incorporated by reference to Exhibit 10.3 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.4    -   Newfield Exploration Company 1993 Stock Option Plan
                     (incorporated by reference to Exhibit 10.4 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.5    -   Newfield Employee 1993 Incentive Compensation Plan
                     (incorporated by reference to Exhibit 10.5 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-69540)).

        +10.6    -   Restricted Stock Plan and Agreement (incorporated by
                     reference to Exhibit 10.6 to the Company's Registration
                     Statement on Form S-1 (Registration No. 33-69540)).

         10.7    -   Amended and Restated Securityholders Agreement among
                     Newfield Exploration Company and certain of its
                     stockholders dated as of October 18, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Registration
                     Statement on Form S-1 (Registration No. 33-69540)).

        +10.8    -   Newfield Exploration Company 1995 Omnibus Stock Plan
                     (incorporated by reference to Exhibit 4.1 to the Company's
                     Registration Statement on Form S-8 (Registration No.
                     33-92182)).

         10.9    -   Amended and Restated Credit Agreement dated as of October
                     9, 1997 among Newfield Exploration Company as the Company, and The Chase Manhattan Bank as Agent, and the Banks
                     signatory hereto (without Exhibits) (incorporated by
                     reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 31,
                     1997).

       +10.10    -   First Amendment to Amended and Restated Credit Agreement
                     dated as of August 20, 1998 among Newfield Exploration
                     Company as the Company, and The Chase Manhattan Bank as
                     Agent, and the Banks Signatory thereto (without Exhibits)
                     (incorporated by reference to Exhibit 10.1 to the Company's
                     Current Report on Form 8-K filed with the Securities and
                     Exchange Commission on August 28, 1998).

       +10.11    -   Newfield Exploration Company 1995 Non-Employee Director
                     Restricted Stock Plan (Restated) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
                     Form S-3 (Registration No. 333-32587)).

       +10.12    -   Newfield Exploration Company Deferred Compensation Plan
                     (incorporated by reference to Exhibit 10.11 to the
                     Company's Registration Statement on Form S-3 (Registration
                     No. 333-32587)).

       +10.13    -   Subscription Agreement between the Company and Terry
                     Huffington dated May 15, 1997 (incorporated by reference to
                     Exhibit 10.12 to the Company's Registration Statement on
                     Form S-3 (Registration No. 333-32587)).

       +10.14    -   Subscription Agreement between the Company and David A.
                     Trice dated May 15, 1997 (incorporated by reference to
                     Exhibit 10.13 to the Company's Registration Statement on
                     Form S-3 (Registration No. 333-32587)).

       +10.15    -   Asset Purchase Agreement among Newfield Offshore Inc.,
                     Huffco and Huffco Turkey, Inc. dated as of May 12, 1997
                     (without exhibits and schedules) (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on
                     Form S-3 (Registration No. 333-32587)).

       +10.16    -   Resolution of Members Establishing the Preferences,
                     Limitations and Relative Rights of Series "A" Preferred
                     Shares of Huffco China, LDC dated May 14, 1997
                     (incorporated by reference to Exhibit 10.15 to the
                     Company's Registration Statement on Form S-3 (Registration
                     No. 333- 32587)).

       +10.17    -   Guaranty Agreement among the Company, Newfield Offshore
                     Inc., Huffco and Huffco Turkey, Inc. dated as of May 15,
                     1997 (incorporated by reference to Exhibit 10.16 to the
                     Company's Registration Statement on Form S-3 (Registration
                     No. 333-32587)).

        10.18    -   Promissory Note dated July 15, 1997 by the Company as maker in favor of The Chase Manhattan Bank (incorporated by
                     reference to Exhibit 10.17 to the Company's Registration
                     Statement on Form S-3 (Registration No. 333-32587)).

     +10.19.1    -   Newfield Exploration Company 1998 Omnibus Stock Plan
                     incorporated by reference to Exhibit 4.1.1 to the Company's
                     Registration Statement on Form S-8 (Registration No.
                     333-59383)).

     +10.19.2    -   Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                     (incorporated by reference to Exhibit 4.1.2 to the
                     Company's Registration Statement on Form S-8 (Registration
                     No. 333-59383)).

       *13.1     -   Newfield Exploration Company Annual Report to Stockholders
                     for the year ended December 31, 1998.

        21.1     -   The Registrant has no subsidiaries other than subsidiaries that, considered in the aggregate as a single subsidiary,
                     do not constitute a significant subsidiary.

       *23.1     -   Consent of PricewaterhouseCoopers LLP.

       *23.2     -   Consent of Ryder Scott Company.

       *27.1     -   Financial Data Schedule (included only in the electronic
                     filing of this document).

    ------------
    *    Filed herewith.
    +    Identifies management contracts and compensatory plans or arrangements.