Form 10-Q
period 1999-03-31
NEWFIELD EXPLORATION CO /DE/
filed 1999-04-30
CIK 912750

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

     As of April 29, 1999, there were 40,979,503 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                        TABLE OF CONTENTS

                                                                      Page
                              PART I
Item 1.  Financial Statements:
           Consolidated Balance Sheet as of March 31,
              1999 and December 31, 1998 . . . . . . . . .              1

           Consolidated Statement of Income for the three
              months ended March 31, 1999 and 1998 . . . .              2

           Consolidated Statement of Cash Flows for the
              three months ended March 31, 1999 and 1998 .              3

           Notes to Consolidated Financial Statements  . .              4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .              6


                             PART II

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .             15

                            NEWFIELD EXPLORATION COMPANY
                             CONSOLIDATED BALANCE SHEET
                     (In thousands of dollars, except share data)
                                      (Unaudited)

                                                   MARCH 31,   DECEMBER 31,
                                                      1999         1998
                                                 ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . .    $       139   $        92
  Accounts receivable-oil and gas . . . . . .         29,556        43,095
  Other . . . . . . . . . . . . . . . . . . .          1,152         2,082
                                                 ------------  ------------
    Total current assets. . . . . . . . . . .         30,847        45,269
                                                 ------------  ------------
Oil and gas properties (full cost method, of
  which $36,715 at March 31, 1999 and $34,234
  at December 31, 1998 were excluded from
  amortization) . . . . . . . . . . . . . . .      1,015,379       992,629
Less-accumulated depreciation, depletion and
  amortization. . . . . . . . . . . . . . . .       (450,834)     (414,206)
                                                 ------------  ------------
                                                     564,545       578,423
                                                 ------------  ------------
Furniture, fixtures and equipment, net. . . .          2,315         2,208
Other assets. . . . . . . . . . . . . . . . .          3,281         3,411
                                                 ------------  ------------
    Total assets. . . . . . . . . . . . . . .    $   600,988   $   629,311
                                                 ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities. .    $    25,323   $    52,123
  Advances from joint owners. . . . . . . . .          1,796         1,952
                                                 ------------  ------------
    Total current liabilities . . . . . . . .         27,119        54,075
                                                 ------------  ------------
Other liabilities . . . . . . . . . . . . . .         11,253        11,467
Long-term debt. . . . . . . . . . . . . . . .        205,657       208,650
Deferred taxes. . . . . . . . . . . . . . . .         29,509        31,171
                                                 ------------  ------------
    Total long-term liabilities . . . . . . .        246,419       251,288
                                                 ------------  ------------
Commitments and contingencies . . . . . . . .           ---           ---
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued). . .           ---           ---
  Common stock ($0.01 par value, 100,000,000
    shares authorized; 40,747,653 and
    40,429,729 shares issued and outstanding
    at March 31, 1999 and December 31, 1998,
    respectively) . . . . . . . . . . . . . .            407           404
Additional paid-in capital. . . . . . . . . .        253,797       250,642
Unearned compensation . . . . . . . . . . . .         (4,493)       (5,007)
Retained earnings . . . . . . . . . . . . . .         77,739        77,909
                                                 ------------  ------------
    Total stockholders' equity. . . . . . . .        327,450       323,948
                                                 ------------  ------------
    Total liabilities and stockholders' equity   $   600,988   $   629,311
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.

                            NEWFIELD EXPLORATION COMPANY
                          CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share data)
                                     (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                     1999          1998
                                                  -----------   -----------
Oil and gas revenues. . . . . . . . . . . . .     $   52,914    $   49,982
                                                  -----------   -----------
Operating expenses:
  Lease operating . . . . . . . . . . . . . .          9,295         7,468
  Depreciation, depletion and amortization. .         36,790        27,372
  General and administrative, net . . . . . .          3,063         2,911
  Stock compensation. . . . . . . . . . . . .            530           535
                                                  -----------   -----------
    Total operating expenses. . . . . . . . .         49,678        38,286
                                                  -----------   -----------

Income from operations. . . . . . . . . . . .          3,236        11,696

Other income (expenses):
  Interest income . . . . . . . . . . . . . .            148           325
  Interest expense, net . . . . . . . . . . .         (3,525)       (1,653)
                                                  -----------   -----------
                                                      (3,377)       (1,328)
                                                  -----------   -----------
Income (loss) before income taxes . . . . . .           (141)       10,368
Income tax provision. . . . . . . . . . . . .             29         3,656
                                                  -----------   -----------
Net income (loss) . . . . . . . . . . . . . .     $     (170)    $   6,712
                                                  ===========   ===========

Basic earnings per common share . . . . . . .     $     0.00    $     0.19
                                                  ===========   ===========
Diluted earnings per common share . . . . . .     $     0.00    $     0.18
                                                  ===========   ===========

Weighted average number of shares outstanding
for basic earnings per share. . . . . . . . .         40,512        36,051
                                                  ===========   ===========
Weighted average number of shares outstanding
for diluted earnings per share. . . . . . . .         40,512        38,284
                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements.

                               NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                      1999          1998
                                                 ------------   -----------
Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . .    $      (170)   $    6,712

Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion
        and amortization. . . . . . . . . . .         36,790        27,372
      Deferred taxes. . . . . . . . . . . . .             29         3,656
      Stock compensation. . . . . . . . . . .            530           535
                                                 ------------   -----------
                                                      37,179        38,275
    Changes in assets and liabilities:
      Decrease in accounts receivable,
        oil and gas . . . . . . . . . . . . .         13,539        24,092
      (Increase) decrease in other
        current assets. . . . . . . . . . . .            930          (460)
      Decrease in other assets  . . . . . . .            130            52
      Decrease in accounts payable
        and accrued liabilities . . . . . . .        (20,837)      (19,664)
      Increase (decrease) in advances
        from joint owners . . . . . . . . . .           (156)        3,884
      Increase (decrease)in other liabilities           (207)          692
                                                 ------------   -----------
        Net cash provided by
          operating activities. . . . . . . .         30,578        46,871
                                                 ------------   -----------
Cash flows from investing activities:
      Additions to oil and gas properties . .        (28,713)      (67,649)
      Additions to furniture, fixtures and
        equipment . . . . . . . . . . . . . .           (269)         (380)
                                                 ------------   -----------
        Net cash used in
          investing activities. . . . . . . .        (28,982)      (68,029)
                                                 ------------   -----------
Cash flows from financing activities:
      Proceeds from borrowings. . . . . . . .         81,000        87,750
      Repayments of borrowings. . . . . . . .        (84,000)      (47,750)
      Proceeds from issuances of common
        stock, net. . . . . . . . . . . . . .          1,451           175
                                                 ------------   -----------
        Net cash provided by (used in)
          financing activities  . . . . . . .         (1,549)       40,175
                                                 ------------   -----------
Increase in cash and cash equivalents.. . . .             47        19,017
Cash and cash equivalents,
      beginning of period . . . . . . . . . .             92         8,217
                                                 ------------   -----------
Cash and cash equivalents, end of period. . .    $       139    $   27,234
                                                 ============   ===========

The accompanying notes are an integral part of these financial statements.

                               NEWFIELD EXPLORATION COMPANY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

(1)  Accounting Policies

     Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1999 and the Company's consolidated results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full fiscal year.

     These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including those financial statements and notes thereto incorporated by reference to the Company's 1998 Annual Report to Stockholders.

     Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted to common stock.

     There are no adjustments to reported net income (loss) for purposes of calculating earnings per share. The following is a calculation of basic and diluted weighted average shares outstanding for the three months ended March 31, 1999 and 1998, respectively:

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            1999         1998
                                         ----------   ----------
Shares outstanding for basic EPS . . . . 40,511,882   36,050,644
Dilution effect of stock options
   outstanding at end of period. . . . .      ---      2,233,843
                                         ----------   ----------
Shares outstanding for diluted EPS . . . 40,511,882   38,284,487
                                         ==========   ==========

     The calculation of shares outstanding for diluted EPS above does not include the effect of stock options outstanding at March 31, 1999 of 3,642,320 shares, because to do so would have been antidilutive.

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

(2) Oil and Gas Properties

     The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs (less any joint interest reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas reserves are capitalized in a "full cost pool" as incurred. These costs are grouped into cost centers on a country-by-country basis. The Company records depletion of its full cost pool using the unit-of-production method and uses its internal estimates of proved quantities of oil and gas reserves for financial accounting matters. For each cost center, to the extent that such capitalized costs in a full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase. As of March 31, 1999, the Company's net capitalized costs of oil and gas properties exceeded the present value of its estimated proved oil and gas reserves.
The Company did not adjust its net capitalized costs because, subsequent to March 31, 1999, oil and gas prices increased such that the Company's net capitalized costs did not exceed the present value of its estimated proved oil and gas reserves determined on such prices.

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

     The Company's results of operations and cash flows may vary significantly from quarter to quarter as a result of development operations, commodity prices, the curtailment of production in association with workover and recompletion activities and the incurrence of expenses related thereto, the timing and amount of reimbursement for customary overhead costs received by the Company and other factors, and, therefore, the results of operations and cash flows for any one quarter may not be indicative of results for the full fiscal year.

     The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs (less any joint interest reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas reserves are capitalized in a "full cost pool" as incurred. These costs are grouped into cost centers on a country-by-country basis. The Company records depletion of its full cost pool using the unit-of-production method and uses its internal estimates of proved quantities of oil and gas reserves for financial accounting matters. For each cost center, to the extent that such capitalized costs in a full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase. As of March 31, 1999, the Company's net capitalized costs of oil and gas properties exceeded the present value of its estimated proved oil and gas reserves.
The Company did not adjust its net capitalized costs because, subsequent to March 31, 1999, oil and gas prices increased such that the Company's net capitalized costs did not exceed the present value of its estimated proved oil and gas reserves determined on such prices.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective for the Company on January 1, 2000. The Company is currently evaluating the impact of this statement.

     Certain terms relating to the oil and gas business are defined under the caption "Oil and Gas Terms" at the end of Management's Discussion and Analysis.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                                    Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     1999          1998
                                                 ------------  ------------
Production:
   Oil and condensate (MBbls). . . . . . . . . .         908           930
   Gas (MMcf). . . . . . . . . . . . . . . . . .      21,094        14,487
   Total production (MMcfe). . . . . . . . . . .      26,542        20,066

Average Realized Price:
   Oil and condensate (per Bbl). . . . . . . . .   $   11.28   $     14.57
   Gas (per Mcf) . . . . . . . . . . . . . . . .        2.02          2.52

Average Costs (per Mcfe):
   Lease operating . . . . . . . . . . . . . . .   $    0.35   $      0.37
   Depreciation, depletion and amortization. . .        1.39          1.36
   General and administrative, net . . . . . . .        0.12          0.15

     Production. Net production increased 32%, from 20.1 Bcfe for the three months ended March 31, 1998 to 26.5 Bcfe for the three months ended March 31, 1999. Oil and condensate production for the three months ended March 31, 1999 decreased 22 MBbls, or 2%, compared to the same period of 1998. Decreased oil and condensate production was due primarily to well downtime at Vermilion 398 and South Timbalier 148 and natural production decline on other properties of the Company. These decreases were partially offset by production increases from development wells that were placed on production during mid 1998 at Ship Shoal 354 and High Island 537. Gas production increased by 6.6 Bcf, or 46%, from 14.5 Bcf for the three months ended March 31, 1998 to 21.1 Bcf for the comparable period of 1999.
Increased gas production was due to production increases from drilling activities at East Cameron 373 and the acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico in July 1997. These increases were partially offset by natural production decline on other properties of the Company.

     Oil and Gas Revenues. Oil and gas revenues for the three months ended March 31, 1999 increased by $2.9 million, or 6%, compared to the same period of 1998, primarily as a result of increased gas production offset by significantly lower realized oil and gas prices. The average realized price of natural gas and oil and condensate before hedging activities decreased by 24% and 25%, respectively.

     For the three months ended March 31, 1999, the average realized gas price was $2.02 per Mcf, which, as a result of hedging activities, was 120% of the $1.69 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended March 31, 1998, the Company realized an average gas price of $2.52 per Mcf, or 113% of the $2.23 per Mcf average gas sales price that would have otherwise been received. For the three months ended March 31, 1999, the average realized oil and condensate price was $11.28 per barrel, which, as a result of hedging activities, was 105% of the $10.71 per barrel average oil and condensate sales price that would have otherwise been received. For the three months ended March 31, 1998, the average realized oil and condensate price was $14.57 per barrel, which, as a result of hedging activities, was 102% of the $14.31 per barrel average oil and condensate sales price that would have otherwise been received.

     Lease Operating Expense. Lease operating expense for the three months ended March 31, 1999 increased to $9.3 million from $7.5 million for the comparable period of 1998. The increase in lease operating expenses is due primarily to increased operations and property acquisitions. Lease operating expense per Mcfe decreased from $0.37 for the three months ended March 31, 1998 to $0.35 for the comparable period of 1999. This decrease is primarily attributable to the increase in gas production for the three months ended March 31, 1999 as compared to the comparable period of 1998.

     Depreciation, Depletion and Amortization Expense. During the three months ended March 31, 1999, depreciation, depletion and amortization expense increased to $36.8 million from $27.4 million for the comparable period of 1998. The increase was the result of an increased depletion rate per Mcfe combined with production increases from acquisitions and exploratory and development drilling activities during 1998. The depletion rate per unit for the three months ended March 31, 1999 increased to $1.39 per Mcfe from $1.36 per Mcfe for the comparable period of 1998. The increase in the depletion rate per unit is primarily attributable to increased costs of drilling goods and services, platforms and facilities construction and transportation services in the industry which were experienced during 1998, partially offset by the non-cash writedown of oil and gas properties recognized by the Company at December 31, 1998.

     General and Administrative Expense, Net. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, increased to $3.1 million for the three months ended March 31, 1999 as compared to $2.9 million for the same period of 1998. General and administrative expense increased primarily as a result of direct costs associated with staff increases during 1998. General and administrative expense per unit decreased from $0.15 per Mcfe for the three months ended March 31, 1998 to $0.12 per Mcfe for the comparable period of 1999 due primarily to increased natural gas production during 1999. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to continue to increase. Performance based compensation, as a component of general and administrative expense, decreased in the aggregate from $0.9 million, or $0.04 per Mcfe, for the three months ended
March 31, 1998 to $0.2 million, or $0.01 per Mcfe, for the three months ended March 31, 1999.

     Interest Expense, Net. Interest expense, net of capitalized interest, for the three months ended March 31, 1999 increased to $3.5 million from $1.7 million for the comparable period of 1998. The increase was attributable to higher average debt levels during the first quarter of 1999 and a lower percentage of total interest cost being capitalized.

     Net Income. As a result of the foregoing, particularly the substantial decrease in realized oil and gas prices for the three months ended
March 31, 1999 compared to the same period of 1998, the Company had a net loss of $0.2 million, or $0.00 per diluted share, for the three months ended March 31, 1999, a decrease of $6.9 million compared to net income of $6.7 million, or $0.18 per diluted share, for the comparable period of 1998.

Liquidity and Capital Resources

     The Company had $3.7 million of working capital at March 31, 1999 compared to a working capital deficit of $8.8 million at December 31, 1998. The $12.5 million increase in working capital is primarily due to decreased drilling activity during 1999. Long-term debt decreased from $208.7 million at December 31, 1998 to $205.7 million at March 31, 1999. Working capital balances may fluctuate from quarter to quarter to the extent the Company increases or decreases borrowings under its revolving credit facility (the "Credit Facility"). The Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources, public debt and bank borrowings.

     The Company maintains its reserve-based revolving Credit Facility with Chase Bank of Texas, National Association, as agent. As of March 31, 1999, $81 million was outstanding under the Credit Facility. The Credit Facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the Credit Facility is subject to a calculated borrowing base determined by a majority of the banks participating in the Credit Facility, which is reduced by the aggregate principal outstanding on the Company's senior unsecured notes (currently $125 million) (as so reduced, the "Borrowing Base"). The Borrowing Base is currently $150 million, but no assurances can be given that a majority of the banks will not elect to redetermine the Borrowing Base in the future. The Company has an option, subject to the Borrowing Base, to increase the facility to $250 million. Without so increasing the facility, the Company currently has approximately $69 million of available capacity under the Credit Facility.

     The Company has also established money market lines of credit with various banks in an amount limited by the Credit Facility to $25 million. As of March 31, 1999, there were no borrowings outstanding under these lines of credit.

     The Company's net cash flow from operations for the first three months of 1999 was $30.6 million compared to $46.9 million for the same period of 1998. The decrease is primarily due to decreased average realized oil and gas prices and higher operating expenses and changes in operating assets and liabilities. Net cash flow from operations before changes in operating assets and liabilities for the first three months of 1999 was $37.2 million compared to $38.3 million for the same period of 1998. The decrease in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to decreased average realized oil and gas prices and higher operating expenses partially offset by the increase in gas production.

     Capital expenditures for the three months ended March 31, 1999 were $22.8 million, consisting of $11.0 million for exploration, $10.2 million for development and $1.6 million for property acquisitions. The Company has budgeted approximately $150 million for capital spending in 1999. Of that amount, $45 million has been allocated to exploration projects, $55 million has been allocated to identified development drilling projects and the construction of platforms, facilities and pipelines (including $6 million for abandonment or dismantlement of existing wells and facilities) and $5 million to proved property acquisitions. Not more than $2 million is currently allocated to international exploration activities. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable.

     Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired. The Company anticipates that capital expenditures will be funded principally from cash flow from operations, working capital and bank borrowings. During the first quarter of 1999, the Company borrowed $81.0 million and repaid $84.0 million under the Credit Facility and its money market lines of credit. The Company anticipates additional borrowings under the Credit Facility and its money market lines of credit during the remainder of 1999.

     To cover the various obligations of lessees on the Outer Continental
Shelf (the "OCS"), the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases.
Additionally, the MMS may require operators in the OCS to post supplemental bonds in excess of lease and area wide bonds to assure that abandonment obligations on specific properties will be met. The Company is currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial position, cash flows and operations.

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

Hedging

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

     As of March 31, 1999, the Company had entered into commodity price hedging contracts with respect to its 1999 and 2000 natural gas production as follows:

                                                NYMEX Contract Price per MMBtu
                                           ----------------------------------------
                                  Volume                        Collars
                                    in      Swaps    ------------------------------
          Period                  MMMBtus (Average)      Floors          Ceilings
--------------------------------  -------  -------   -------------    -------------
April 1999 - June 1999
  Price Swap Contracts . . . . .   5,080    $1.91         ---              ---
  Collar Contracts . . . . . . .   6,250     ---     $2.10 - $2.15    $2.25 - $2.50
July 1999 - September 1999
  Price Swap Contracts . . . . .     930    $2.24         ---              ---
  Collar Contracts . . . . . . .   3,750     ---         $2.10            $2.40
October 1999 - December 1999
  Price Swap Contracts . . . . .     930    $2.40         ---              ---
 January 2000 - December 2000
  Price Swap Contracts . . . . .   3,000    $2.31         ---              ---


     Additionally, the Company will recognize approximately $0.4 million of gas revenue in the second quarter of 1999 as a result of closing a portion of its second quarter of 1999 natural gas hedge positions in December 1998 and January 1999.

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

     The Company believes that it has no material basis risk with respect to gas swaps because substantially all of the Company's natural gas production is sold under spot contracts that have historically correlated with the swap price.

     As of March 31, 1999, the Company had entered into commodity price hedging contracts with respect to its oil production for 1999 as follows:

                                              NYMEX Contract Price per Bbl
                                            ---------------------------------
                                  Volume                Collars
                                    in      ---------------------------------
          Period                   Bbls        Floors           Ceilings
------------------------------   --------   ---------------   ---------------
April 1999 - June 1999
  Collar Contracts . . . . . .   273,000    $14.00 - $17.00   $15.25 - $18.70
July 1999 - September 1999
  Collar Contracts . . . . . .   276,000    $14.00 - $17.00   $15.25 - $19.15
October 1999 - December 1999
  Collar Contracts . . . . . .   184,000    $14.00 - $15.00   $15.25 - $17.00


     Because substantially all of the Company's oil production is sold under spot contracts that correlate to the NYMEX West Texas Intermediate price, the Company believes that it has no material basis risk with respect to these transactions. The actual cash price the Company receives, however, generally is $1.50 - $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences.

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

     Because the Company's software systems are relatively new, the Company was aware of and considered Year 2000 issues at the time of purchase or development of its software systems. In addition, the Company has recently completed an assessment of its core financial and operational software systems to ensure compliance. The licensor of the Company's core financial software system has certified that such software is Year 2000 compliant. Additionally, other less critical software systems and various types of equipment have been assessed and are believed to be compliant. The Company believes that the potential impact, if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and it should not impact the Company's ability to continue exploration, drilling, production or sales activities.

     The Company recently completed an assessment of its operated offshore platforms and facilities for Year 2000 compliance of Year 2000 sensitive components. Company owned and operated equipment on platforms and facilities which account for 55% and 80% of the Company's operated offshore natural gas and oil production, respectively, were surveyed by third party professionals and in-service components appear to be Year 2000 compliant. Based upon the results of this assessment and a review of Company and third party files, platforms and facilities accounting for an additional 29% and 4% of the Company's operated offshore natural gas and oil production, respectively, do not have Year 2000 sensitive equipment.

     The Company has initiated and will continue to have formal communications with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. There can be no assurance, however that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue with respect to products sold to third parties.

     The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has substantially completed the Year 2000 project. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

Forward Looking Information

     Certain of the statements set forth in this document regarding planned capital expenditures and activities are forward looking and are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks.

Oil and Gas Terms

     Set forth below are definitions of certain terms used in the oil and gas business.

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

NYMEX.           New York Mercantile Exchange

                                 Part II

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         27 Financial Data Schedule (included only in the electronic filing of this document)

  (b)    Reports on Form 8-K:

         On February 18, 1999, the Company filed a Current Report on Form 8-K, dated February 12, 1999, reporting the adoption of a stockholder rights plan.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEWFIELD EXPLORATION COMPANY



Date: April 30, 1999          By:  /s/    TERRY W. RATHERT

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
