Form 10-Q
period 1999-06-30
NEWFIELD EXPLORATION CO /DE/
filed 1999-08-02
CIK 912750

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                         COMMISSION FILE NUMBER 1-12534


                     -------------------------------------


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

                     -------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 29, 1999, there were 41,482,069 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

===============================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
Item 1.     Financial Statements:
              Consolidated Balance Sheet as of June 30,
                     1999 and December 31, 1998...............................1

              Consolidated Statement of Income for the three months ended
                     June 30, 1999 and 1998 and for the six months ended
                     June 30, 1999 and 1998...................................2

              Consolidated Statement of Cash Flows for the
                     six months ended June 30, 1999
                     and 1998.................................................3

              Notes to Financial Statements...................................4

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................7


                                    PART II

Item 4.     Submission of Matters to a Vote of Security Holders..............18

Item 6.     Exhibits and Reports on Form 8-K.................................19

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                   JUNE 30,     DECEMBER 31,
                                                                    1999            1998
                                                                 -----------    -----------
                             ASSETS
Current assets:
    Cash and cash equivalents ...............................    $     3,681    $        92
    Accounts receivable, oil and gas ........................         32,255         43,095
    Other ...................................................          3,657          2,082
                                                                 -----------    -----------
       Total current assets .................................         39,593         45,269
                                                                 -----------    -----------

Oil and gas properties (full cost method, of which $34,371
    at June 30, 1999 and $34,234 at December 31,
    1998 were excluded from amortization) ...................      1,040,715        992,629
Less-accumulated depreciation, depletion and amortization ...       (487,715)      (414,206)
                                                                 -----------    -----------
                                                                     553,000        578,423
                                                                 -----------    -----------

Furniture, fixtures and equipment, net ......................          2,422          2,208
Other assets ................................................          3,143          3,411
                                                                 -----------    -----------

       Total assets .........................................    $   598,158    $   629,311
                                                                 ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ................    $    32,291    $    52,123
    Advances from joint owners ..............................          2,967          1,952
                                                                 -----------    -----------
           Total current liabilities ........................         35,258         54,075
                                                                 -----------    -----------

Other liabilities ...........................................          9,995         11,467
Long-term debt ..............................................        184,664        208,650
Deferred taxes ..............................................         27,899         31,171
                                                                 -----------    -----------
       Total long-term liabilities ..........................        222,558        251,288
                                                                 -----------    -----------

Commitments and contingencies ...............................             --             --
Stockholders' equity:
    Preferred stock ($0.01 par value, 5,000,000 shares
       authorized, no shares issued) ........................             --             --
    Common stock ($0.01 par value, 100,000,000
       shares authorized; 41,389,899 and
       40,429,729 shares issued and outstanding at
       June 30, 1999 and December 31, 1998, respectively) ...            414            404
Additional paid-in capital ..................................        261,939        250,642
Unearned compensation .......................................         (4,125)        (5,007)
Retained earnings ...........................................         82,114         77,909
                                                                 -----------    -----------
       Total stockholders' equity ...........................        340,342        323,948
                                                                 -----------    -----------

       Total liabilities and stockholders' equity ...........    $   598,158    $   629,311
                                                                 ===========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                   ----------------------    ----------------------
                                                      1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------
Oil and gas revenues .......................       $  60,072    $  49,902    $ 112,986    $  99,884
                                                   ---------    ---------    ---------    ---------

Operating expenses:
    Lease operating ............................       9,472        8,584       18,767       16,052
    Depreciation, depletion and amortization ...      37,060       30,377       73,850       57,749
    General and administrative, net ............       3,193        2,583        6,256        5,494
    Stock compensation .........................         461          573          991        1,108
                                                   ---------    ---------    ---------    ---------
         Total operating expenses ..............      50,186       42,117       99,864       80,403
                                                   ---------    ---------    ---------    ---------

Income from operations .........................       9,886        7,785       13,122       19,481

Other income (expense):
    Other income ...............................         140          287          288          612
    Interest expense, net ......................      (3,124)      (2,224)      (6,649)      (3,877)
                                                   ---------    ---------    ---------    ---------
                                                      (2,984)      (1,937)      (6,361)      (3,265)
                                                   ---------    ---------    ---------    ---------

Income before income taxes .....................       6,902        5,848        6,761       16,216

Income tax provision ...........................       2,527        2,076        2,556        5,732
                                                   ---------    ---------    ---------    ---------
Net income .....................................   $   4,375    $   3,772    $   4,205    $  10,484
                                                   =========    =========    =========    =========

Basic earnings per common share ................   $    0.11    $    0.10    $    0.10    $    0.29
                                                   =========    =========    =========    =========

Diluted earnings per common share ..............   $    0.10    $    0.10    $    0.10    $    0.27
                                                   =========    =========    =========    =========

Weighted average number of shares
outstanding for basic earnings per share .......      41,078       36,175       40,796       36,113
                                                   =========    =========    =========    =========

Weighted average number of shares
outstanding for diluted earnings per share .....      42,221       38,348       41,967       38,316
                                                   =========    =========    =========    =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                           1999         1998
                                                                        ----------   ---------
Cash flows from operating activities:
     Net income .....................................................   $   4,205    $  10,484

Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation, depletion and amortization .....................      73,850       57,749
       Deferred taxes ...............................................       2,556        5,732
       Stock compensation ...........................................         991        1,108
                                                                        ---------    ---------
                                                                           81,602       75,073
     Changes in operating assets and liabilities:
       Decrease in accounts receivable, oil and gas .................      10,840       17,060
       (Increase) decrease in other current assets ..................      (1,575)           3
       Decrease in other assets .....................................         268          140
       Decrease in accounts payable and accrued liabilities .........     (16,172)     (14,772)
       Increase in advance from joint owners ........................       1,015        3,603
       Increase (decrease) in other liabilities .....................      (1,458)         812
                                                                        ---------    ---------
         Net cash provided by operating activities ..................      74,520       81,919
                                                                        ---------    ---------

Cash flows from investing activities:
       Additions to oil and gas properties ..........................     (51,746)    (141,789)
       Additions to furniture, fixtures and equipment ...............        (556)        (647)
                                                                        ---------    ---------
         Net cash used in investing activities ......................     (52,302)    (142,436)
                                                                        ---------    ---------

Cash flows from financing activities:
       Proceeds from borrowings .....................................     190,000      187,750
       Repayments of borrowings .....................................    (214,000)    (125,750)
       Proceeds from issuance of common stock, net ..................       5,371          478
                                                                        ---------    ---------
         Net cash provided by (used in) financing activities ........     (18,629)      62,478
                                                                        ---------    ---------

Increase in cash and cash equivalents ...............................       3,589        1,961

Cash and cash equivalents, beginning of period ......................          92        8,217
                                                                        ---------    ---------

Cash and cash equivalents, end of period ............................   $   3,681    $  10,178
                                                                        =========    =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      ACCOUNTING POLICIES

         Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1999 and the Company's consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998 and consolidated cash flows for the six month periods ended June 30, 1999 and 1998. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

         These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including those financial statements and notes thereto incorporated by reference to the Company's 1998 Annual Report to Stockholders.

         Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted to common stock.

         There are no adjustments to reported net income for purposes of calculating earnings per share. The following is a calculation of basic and diluted weighted average shares outstanding for the three and six month periods ended June 30, 1999 and 1998, respectively:

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                   ----------------------    ----------------------
                                                      1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------
Shares outstanding for basic EPS ................  41,078,007   36,174,893   40,796,377   36,112,769
Dilutive effect of stock options
      outstanding at end of period ..............   1,142,775    2,173,343    1,171,002    2,203,593
                                                   ----------   ----------   ----------   ----------

Shares outstanding for diluted EPS ..............  42,220,782   38,348,236   41,967,379   38,316,362
                                                   ==========   ==========   ==========   ==========

         From time to time, the Company has utilized and expects to continue to utilize hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use

                          NEWFIELD EXPLORATION COMPANY

                                  (UNAUDITED)


of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Substantially all of the Company's hedging transactions to date were carried out in the over-the-counter market with investment grade institutions. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in the financial statements.

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

(3)      SUBSEQUENT EVENTS

          On July 15, 1999, the Company completed the purchase of Gulf Australia Resources Limited for $23 million. Included in the purchase price was a substantial amount of working capital, including an inventory of 479 MBbls of oil. On July 26, 1999, the Company announced it had entered into an agreement with Ocean Energy, Inc. to acquire the interests of Ocean Energy in three Gulf of Mexico fields for approximately $66 million. This transaction is expected to close by mid-August 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" and "-Year 2000 Issues."

                          NEWFIELD EXPLORATION COMPANY

                                  (UNAUDITED)


          As of July 28, 1999, the Company had entered into commodity price hedging contracts with respect to its 1999 and 2000 natural gas and oil production, some of which were entered into subsequent to June 30, 1999, as follows:


NATURAL GAS
                                         Swaps                        Collars                         Floor Contracts
                                ---------------------------- --------------------------------   ------------------------------
                                             Weighted                        NYMEX                             Weighted
                                              Average                    Contract Price                         Average
                                               NYMEX                        per MMBtu                            NYMEX
                                Volume in   Contract Price   Volume in  ---------------------    Volume in    Contract Price
         Period                  MMMBtus      per MMBtu       MMMBtus    Floors     Ceilings      MMMBtus       per MMBtu
----------------------------   -----------  --------------- ----------  --------   ----------   -----------  -----------------
July 1999 .......................  2,060       $2.26          2,000    $2.05-$2.10 $2.40-$2.50       ---               ---
August 1999 .....................  2,710       $2.36          2,000    $2.05-$2.10 $2.40-$2.50       ---               ---
September 1999 ..................  2,710       $2.37          2,000    $2.05-$2.10 $2.40-$2.50       ---               ---
October 1999 - December 1999 ....  1,680       $2.51           ---            ---        ---       5,350             $2.59
January 2000 - February 2000 ....    ---         ---           ---            ---        ---       1,150             $2.73
January 2000 - December 2000 ....  6,800       $2.41           ---            ---        ---         ---               ---

OIL
                                         Swaps                             Collars                        Floor Contracts
                                --------------------------- -----------------------------------    ----------------------------
                                             Weighted                        NYMEX                                Weighted
                                              Average                    Contract Price                            Average
                                               NYMEX                        per Bbl                                 NYMEX
                                Volume in  Contract Price   Volume in   ----------------------     Volume in    Contract Price
         Period                    Bbls       per Bbl         Bbls       Floors       Ceilings         Bbls         per Bbl
----------------------------   ----------- --------------  ----------   --------     ----------   -----------   ---------------
July 1999 ....................... 93,000        $17.48       93,000    $14.00-$17.00 $15.25-$19.15      ---              ---
August 1999 ..................... 62,000        $17.93       93,000    $14.00-$17.00 $15.25-$19.15      ---              ---
September 1999 .................. 90,000        $18.54       90,000    $15.00-$18.28 $17.00-$21.00      ---              ---
October 1999 - December 1999 .... 92,000        $19.77      184,000    $15.00-$18.28 $17.00-$21.00   92,000           $19.82
January 2000 - March 2000 .......    ---           ---          ---              ---           ---   91,000           $19.32
January 2000 - September 2000 ...    ---           ---      274,000           $18.28        $21.00      ---              ---

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and access to capital.

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

         The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, (less any joint interest reimbursements for such costs) incurred for the purpose of acquiring and finding oil and gas reserves are capitalized in a "full cost pool" as incurred. These costs are grouped into cost centers on a country-by-country basis. The Company records depletion of its full cost pool using the unit-of-production method and uses its internal estimates of proved quantities of oil and gas reserves for financial accounting matters. For each cost center, to the extent that such capitalized costs in a full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivatives. Statement No. 133 will become effective for the Company on January 1, 2001. The Company is currently evaluating the impact of this statement.

         Certain terms relating to the oil and gas business are defined under the caption "Oil and Gas Terms" at the end of Management's Discussion and Analysis.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                --------------------     --------------------
                                                 1999         1998         1999        1998
                                                -------     --------     --------    --------
Production:
  Oil and condensate (MBbls) ..................        802         975       1,710       1,905
  Gas (MMcf) ..................................     22,206      16,545      43,300      31,032
  Total production (MMcfe) ....................     27,019      22,393      53,561      42,460

Average Realized Price:
  Oil and condensate (per Bbl) ................    $ 15.02     $ 12.84     $ 13.03     $ 13.69
  Gas (per Mcf) ...............................       2.17        2.27        2.10        2.38

Average Costs (per Mcfe):
  Lease operating .............................    $  0.35     $  0.38     $  0.35     $  0.38
  Depreciation, depletion and amortization.....       1.37        1.36        1.38        1.36
  General and administrative, net .............       0.12        0.12        0.12        0.13

         PRODUCTION. Net production increased 26%, from 42.5 Bcfe for the six months ended June 30, 1998 to 53.6 Bcfe for the six months ended June 30, 1999. Oil and condensate production for the six months ended June 30, 1999 decreased 195 MBbls, or 10%, compared to the same period of 1998. Decreased oil production for the first six months of 1999 was due primarily to well downtime at Vermilion 398 and South Timbalier 148 and natural decline on other properties of the Company. These decreases were partially offset by production increases from development wells that were placed on production during mid-1998 at Ship Shoal 354 and High Island 537. Gas production increased by 12.3 Bcf, or 40%, from 31.0 Bcf for the six months ended June 30, 1998 to 43.3 Bcf for the comparable period of 1999. Increased gas production was due to production increases from drilling activities at East Cameron 373, East Cameron 286 and South Marsh Island 141. These increases were partially offset by natural production decline on other properties of the Company.

         Net production increased 21%, from 22.4 Bcfe for the three months ended June 30, 1998 to 27.0 Bcfe for the three months ended June 30, 1999. Oil and condensate production for the three months ended June 30, 1999 decreased 173 MBbls, or 18%, compared to the same period of 1998. Decreased oil production was due primarily to well downtime at Vermilion 398, South Timbalier 148 and Ship Shoal 157 and the sale of Eugene Island 128 in the second quarter of 1999. Gas production increased by 5.7 Bcf, or 34%, from 16.5 Bcf for the three months ended June 30, 1998 to 22.2 Bcf for the comparable period of 1999. Increased gas production was due to production increases from drilling activities at East Cameron 373, East Cameron 286 and Main Pass 256.

         OIL AND GAS REVENUES. Oil and gas revenues for the six months ended June 30, 1999 increased by $13.1 million, or 13%, compared to the same period of 1998, primarily as a result of increased gas production partially offset by lower realized natural gas and oil and condensate prices and decreased oil and condensate production. The average realized price of natural gas and oil and condensate before hedging activities decreased by 14% and 3%, respectively, for the six months ended June 30, 1999 compared to the same period of 1998.

         For the six months ended June 30, 1999, the average realized gas price was $2.10 per Mcf, which, as a result of hedging activities, was 109% of the $1.93 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the six months ended June 30, 1998, the Company realized an average gas price of $2.38 per Mcf, or 106% of the $2.24 per Mcf average gas sales price that would have otherwise been received. Oil and condensate hedging activities for the six months ended June 30, 1999 had a negligible impact on revenues. For the six months ended June 30, 1998, the average realized oil and condensate price was $13.69 per barrel, which, as a result of hedging activities, was 102% of the $13.41 per barrel average oil and condensate sales price that would have otherwise been received.

         Oil and gas revenues for the three months ended June 30, 1999 increased by $10.2 million, or 20%, compared to the same period of 1998, primarily as a result of increased gas production and higher realized oil and condensate prices offset by lower realized natural gas prices. The average realized price of oil and condensate increased by 17% for the three months ended June 30, 1999 compared to the same period of 1998.

         For the three months ended June 30, 1999, the average realized gas price was $2.17 per Mcf, which, as a result of hedging activities, was 101% of the $2.16 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended June 30, 1998, the Company realized an average gas price of $2.27 per Mcf, or 101% of the $2.24 per Mcf average gas sales price that would have otherwise been received. For the three months ended June 30, 1999, the average realized oil and condensate price was $15.02 per barrel, which, as a result of hedging activities, was 96% of the $15.57 per barrel average oil and condensate sales price that would have otherwise been received. For the three months ended June 30, 1998, the average realized oil and condensate price was $12.84 per barrel, which, as a result of hedging activities, was 102% of the $12.56 per barrel average oil and condensate sales price that would have otherwise been received.


         LEASE OPERATING EXPENSE. Lease operating expense for the six and three month periods ended June 30, 1999 increased to $18.8 million and $9.5 million, respectively, from $16.1 million and $8.6 million, respectively, for the comparable periods of 1998. The increases in lease operating expenses are due primarily to increased operations and property acquisitions. Lease operating expense per Mcfe decreased from $0.38 for the six and three month periods ended June 30, 1998 to $0.35 for the comparable periods of 1999. These decreases are primarily attributable to the increase in gas production for the six and three month periods ended June 30, 1999 as compared to the comparable periods of 1998.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE. During the six and three month periods ended June 30, 1999, depreciation, depletion and amortization expense increased to $73.9 million and $37.1 million, respectively, from $57.7 million and $30.4 million, respectively, for the comparable periods of 1998. The increases were the result of an increased depletion rate per Mcfe combined with production increases from acquisitions and exploratory and development drilling activities during 1998. The depletion rate per unit for the six and three month periods ended June 30, 1999 increased to $1.38 and $1.37 per Mcfe, respectively, from $1.36 per Mcfe for the comparable periods of 1998. The increases in the depletion rate per unit are primarily attributable to increased costs of drilling goods and services, platforms and facilities construction and transportation services in the industry that were experienced during 1998, partially offset by the non-cash writedown of oil and gas properties recognized by the Company at December 31, 1998.

         GENERAL AND ADMINISTRATIVE EXPENSE, NET. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, increased to $6.3 million and $3.2 million, for the six and three month periods ended June 30, 1999, respectively from $5.5 million and $2.6 million, respectively, for the comparable periods of 1998. General and administrative expense increased primarily as a result of direct costs associated with staff increases during 1998. General and administrative expenses per unit decreased from $0.13 per Mcfe for the six month period ended June 30, 1998, to $0.12 per Mcfe for the comparable period of 1999 due primarily to increased natural gas production during 1999. To the extent that the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to continue to increase. Performance based compensation, as a component of general and administrative expense, decreased from $1.6 million, or $0.04 per Mcfe, for the six month period ended June 30, 1998, to $1.0 million, or $0.02 per Mcfe, for the six month period ended June 30, 1999. Performance based compensation, as a component of general and administrative expense, increased from $0.7 million, or $0.03 per Mcfe, for the three month period ended June 30, 1998, to $0.8 million, or $0.03 per Mcfe, for the three month period ended June 30, 1999.

         INTEREST EXPENSE NET. Interest expense, net of capitalized interest, for the six and three months ended June 30, 1999 increased to $6.6 million and $3.1 million, respectively, from $3.9 million and $2.2 million, respectively, for the comparable periods of 1998. The increase was attributable to higher average debt levels during the first half of 1999 and a lower percentage of total interest cost being capitalized.

         NET INCOME. As a result of the foregoing, the Company had net income of $4.2 million and $4.4 million, or $0.10 per diluted share, respectively, for the six and three month periods ended June 30, 1999, as compared to $10.5 million and $3.8 million, or $0.27 and $0.10 per diluted share, respectively, for the comparable periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $4.3 million of working capital at June 30, 1999 compared to a working capital deficit of $8.8 million at December 31, 1998. The $13.1 million increase in working capital is primarily due to decreased drilling activity during 1999. Long-term debt decreased from $208.7 million at December 31, 1998 to $184.7 million at June 30, 1999. Working capital balances may fluctuate from quarter to quarter to the extent the Company increases or decreases borrowings under its revolving credit facility (the "Credit Facility"). The Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources, public debt and bank borrowings.

         The Company maintains its reserve-based revolving Credit Facility with Chase Bank of Texas, National Association, as agent. As of June 30, 1999, $60 million was outstanding under the Credit Facility. The Credit Facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the Credit Facility is subject to a calculated borrowing base determined by a majority of the banks participating in the Credit Facility, which is reduced by the aggregate principal outstanding on the Company's senior unsecured notes (currently $125 million) (as so reduced the "Borrowing Base"). The Borrowing Base is redetermined at least semi-annually. The Borrowing Base is currently $150 million, but no assurances can be given that a majority of the banks will not elect to redetermine the Borrowing Base in the future. The Company has an option, subject to the Borrowing Base, to increase the facility to $250 million. At July 30, 1999 the Company had $69 million outstanding under the Credit Facility. The Company anticipates an increase in the Borrowing Base at the next scheduled redetermination in the fourth quarter of 1999 as a result of its recent Australian acquisition and, assuming completion, of its pending Gulf of Mexico proved property acquisitions. See "-- Recent Developments."

         The Company has also established money market lines of credit with various banks in an amount limited by the Credit Facility to $25 million. As of July 30, 1999, there was $3 million outstanding under these lines of credit.

         At July 30, 1999, the Company had $103 million of available borrowings under the Credit Facility and money market lines. This capacity is sufficient to complete the contemplated acquisitions described under "-- Recent Developments."

         The Company's net cash flow from operations for the first six months of 1999 was $74.5 million compared to $81.9 million for the same period of 1998. The decrease is primarily due to decreased average realized oil and gas prices and higher operating expenses and changes in operating assets and liabilities. Net cash flow from operations before changes in operating assets and liabilities for the first six months of 1999 was $81.6 million compared to $75.1 million for the same period of 1998. The increase in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to increases in gas production offset by decreased average realized natural gas and oil and condensate prices and higher operating expenses.

         Capital expenditures for the six months ended June 30, 1999 were $48.1 million, consisting of $19.2 million for exploration, $22.3 million for development and $6.6 million for property acquisitions. The Company has budgeted $200 million for capital spending in 1999. Of that amount, $54 million has been allocated to exploration projects, $58 million has been allocated to identified development drilling projects and the construction of platforms, facilities and pipelines, (including $5 million for abandonment or dismantlement of existing wells and facilities), and $61 million to specifically identified proved property acquisitions and $27 million to international activities, including the $23 million purchase of Gulf Australia. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable.

         Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital and bank borrowings. During the first six months of 1999, the Company borrowed $190.0 million and repaid $214.0 million under the Credit Facility and its money market lines of credit. The Company anticipates additional borrowings under the Credit Facility and its money market lines of credit during the remainder of 1999.

         The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, cash flows or results of operations of the Company.

RECENT DEVELOPMENTS

         On July 15, 1999, the Company completed the purchase of Gulf Australia Resources Limited. The acquisition includes interests in two producing oil fields with identified drilling potential in the Timor Sea, offshore Australia. The acquired Jabiru and Challis fields are currently producing at a net daily rate of 6,000 barrels of oil per day. Jabiru and Challis have cumulative gross production of 100 and 50 million barrels of oil, respectively. The Company plans to drill two or three infill wells in 2000, increasing the oil production rate and thereby extending the economic life of the fields. The current lifting costs of approximately $8 per barrel (or $1.33 per Mcfe) would be decreased significantly on a unit of production basis with successful infill drilling. Gulf Australia has approximately 125 employees. Four labor unions represent the non-administrative employees.

         The Australian acquisition also includes an interest in nine exploration and production licenses covering three million gross acres in the Timor Sea and 5,000 square kilometers of 3-D seismic data. Current drilling plans on these licenses include seven exploratory wells over the next two to three years. The combined net cost of the seven tests is approximately $25 million. In Australia, offshore exploration expenses are deductible for both federal tax and the determination of the petroleum resource rent tax against income generated from offshore production such as that from Jabiru and Challis, thereby making the net after-tax cost of this anticipated exploration drilling approximately $10 million.

         The Company funded the Australian acquisition with $23 million of borrowings under the Credit Facility. Included in the purchase price was a substantial amount of working capital, including an inventory of 479 MBbls barrels of oil.

         On July 21, 1999, the Company announced it had entered into an agreement with Ocean Energy, Inc. to acquire the interest of Ocean Energy in three Gulf of Mexico oil and gas fields for approximately $66 million. Closing of the transaction is expected by mid-August. Production from these fields net to the interests to be acquired is approximately 25 MMcfe per day and the production is 70% oil. The purchase price and the interests to be acquired are subject to customary adjustments, including the possible exercise of preferential purchase rights by third parties.

         The Company is currently in the latter stages of negotiating additional proved property acquisitions in the Gulf of Mexico from multiple sellers. If the acquisitions are successfully completed, the aggregate purchase price for the interests in more than twenty fields is expected to be approximately $25 million. The purchase price and the interests to be acquired will be subject to customary adjustments, including the possible exercise of preferential purchase rights by third parties.

HEDGING

         From time to time, the Company has utilized and expects to continue to utilize hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Substantially all of the Company's hedging transactions to date were carried out in the over-the-counter market with investment grade institutions. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contract nor the unrealized gains and losses on these contracts are recognized in the financial statements.

         As of June 28, 1999, the Company had entered into commodity price hedging contracts with respect to its 1999 and 2000 natural gas production as follows:


                                         Swaps                         Collars                         Floor Contracts
                                --------------------------  --------------------------------    ---------------------------
                                             Weighted                          NYMEX                           Weighted
                                              Average                      Contract Price                       Average
                                               NYMEX                          per MMBtu                          NYMEX
                                Volume in   Contract Price   Volume in   -------------------     Volume in   Contract Price
         Period                   MMMBtu      per MMBtu       MMMBtus    Floors     Ceilings      MMMBtus       per MMBtu
---------------------------     ---------   --------------  ----------   -------------------     ---------   --------------
July 1999 .......................  2,060       $2.26          2,000    $2.05-$2.10 $2.40-$2.50       ---               ---
August 1999 .....................  2,710       $2.36          2,000    $2.05-$2.10 $2.40-$2.50       ---               ---
September 1999 ..................  2,710       $2.37          2,000    $2.05-$2.10 $2.40-$2.50       ---               ---
October 1999 - December 1999 ....  1,680       $2.51           ---            ---        ---       5,350             $2.59
January 2000 - February 2000 ....    ---         ---           ---            ---        ---       1,150             $2.73
January 2000 - December 2000 ....  6,800       $2.41           ---            ---        ---         ---               ---

         These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days or, occasionally, the penultimate trading day of a particular contract month. With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

         The Company believes that it has no material basis risk with respect to gas swaps because substantially all of the Company's natural gas production is sold under spot contracts that have historically correlated with the swap price.

         As of July 28, 1999, the Company had entered into commodity price hedging contracts with respect to its oil production for 1999 and 2000 as follows:

OIL
                                         Swaps                             Collars                        Floor Contracts
                                ---------------------------- ---------------------------------  ------------------------------
                                             Weighted                           NYMEX                             Weighted
                                              Average                       Contract Price                         Average
                                               NYMEX                           per Bbl                              NYMEX
                                Volume in  Contract Price   Volume in   ----------------------    Volume in    Contract Price
         Period                    Bbls       per Bbl         Bbls       Floors      Ceilings       Bbls          per Bbl
----------------------------   -----------  --------------- ----------  --------   -----------  -----------  -----------------
July 1999 ....................... 93,000        $17.48       93,000    $14.00-$17.00 $15.25-$19.15      ---              ---
August 1999 ..................... 62,000        $17.93       93,000    $14.00-$17.00 $15.25-$19.15      ---              ---
September 1999 .................. 90,000        $18.54       90,000    $15.00-$18.28 $17.00-$21.00      ---              ---
October 1999 - December 1999 .... 92,000        $19.77      184,000    $15.00-$18.28 $17.00-$21.00   92,000           $19.82
January 2000 - March 2000 .......    ---           ---          ---              ---           ---   91,000           $19.32
January 2000 - September 2000 ...    ---           ---      274,000           $18.28        $21.00      ---              ---

         Because substantially all of the Company's oil production is sold under spot contracts that correlate to the NYMEX West Texas Intermediate price, the Company believes that it has no material Basis Risk with respect to these transactions. The actual cash price the Company receives however, generally is $1.50 - $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences.

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

         Because the Company's software systems are relatively new, the Company was aware of and considered Year 2000 issues at the time of purchase or development of its software systems. In addition, the Company has recently completed an assessment of its core financial and operational software systems to ensure compliance. The licensor of the Company's core financial software system has certified that such software is Year 2000 compliant. Additionally, other less critical software systems and various types of equipment have been assessed and are believed to be compliant. The Company believes that the potential impact if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and it should not impact the Company's ability to continue exploration, drilling, production or sales activities.

         The Company recently completed an assessment of its operated domestic offshore platforms and facilities for Year 2000 sensitive components. Company owned and operated equipment on platforms and facilities that account for 55% and 80% of the Company's operated offshore natural gas and oil production, respectively, were surveyed by third party professionals and in-service components appear to be Year 2000 compliant. Based upon the results of this assessment and a review of Company and third party files, platforms and facilities accounting for an additional 29% and 4% of the Company's operated offshore natural gas and oil production, respectively, appear not have Year 2000 sensitive equipment.

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

         The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address Year 2000 issues. The Company has substantially completed the Year 2000 project. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

         Certain business information systems in the recently acquired offices of the Company in Perth, Australia are not Year 2000 compliant. Software products that are not Year 2000 compliant can, and will be, upgraded with a Year 2000 compliant version. The cost of upgrades is not expected to be material. The floating production storage and offloading vessels (FPSOs) in the Jabiru and Challis oil fields have undergone extensive Year 2000 compliance evaluation. Business contingency plans have been developed for non-compliant elements of the FPSO operations. The Company does not anticipate an interruption in oil production in these fields as a result of Year 2000 issues.

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

MMBtu.          One million Btus.

MMMBtu          One billion Btus.

MMcf.           One million cubic feet.

MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

NYMEX           The New York Mercantile Exchange.

                                    PART II

Item 4.       Submission of Matters to a Vote of Security Holders

    At the May 5, 1999 Annual Meeting of Stockholders, the Company's stockholders voted on two matters; 40,631,953 shares of common stock were outstanding and entitled to vote as of the March 15, 1999 record date.

    (1)       Election of Ten Directors:

              The stockholders elected the ten nominees for director until the next annual meeting by the following vote:

          NOMINEE ELECTED                     FOR                 WITHHELD
        -------------------           -------------------     -----------------
         Joe B. Foster                      29,022,641            5,560,870
         Robert W. Waldrup                  29,028,441            5,555,070
         Charles W. Duncan, Jr.             29,158,641            5,424,870
         Howard H. Newman                   29,161,241            5,422,270
         Thomas G. Ricks                    29,166,241            5,417,270
         C.E. (Chuck) Shultz                29,161,241            5,422,270
         Terry Huffington                   29,028,441            5,555,070
         Dennis R. Hendrix                  29,021,941            5,561,570
         Philip J. Burguieres               29,019,341            5,564,170
         John C. Sawhill                    25,581,295            9,002,216

    (2)       Appointment of Independent Public Accountants:

              The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year 1999 by the following vote:

                              FOR                                    AGAINST                           ABSTENTIONS
                         --------------                          --------------                     ----------------
                           34,571,066                                8,104                                 2,141

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


                                      NEWFIELD EXPLORATION COMPANY




Date: July 29, 1999                   By:  /s/    TERRY W. RATHERT
                                           ------------------------------------
                                           Terry W. Rathert
                                           Vice President-Planning and
                                           Administration and Secretary
                                           (Authorized Officer and Principal
                                           Financial Officer)

                                 EXHIBIT INDEX

  Exhibit
  Number                 Description of Exhibits
  --------               -----------------------
    27       Financial Data Schedule (included only in the electronic filing of this document)