Form 10-Q
period 1999-09-30
NEWFIELD EXPLORATION CO /DE/
filed 1999-11-02
CIK 912750

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

                     -------------------------------------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of October 29, 1999, there were 41,606,144 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

===============================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
Item 1.     Financial Statements:
              Consolidated Balance Sheet as of September 30,
                     1999 and December 31, 1998.............................  1

              Consolidated Statement of Income for the three months ended
                     September 30, 1999 and 1998 and for the nine months
                     ended September 30, 1999 and 1998......................  2

              Consolidated Statement of Cash Flows for the
                     nine months ended September 30, 1999
                     and 1998...............................................  3

              Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1999........................  4

              Notes to Financial Statements.................................  5

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 10


                                    PART II

Item 6.     Exhibits and Reports on Form 8-K................................ 21

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1999            1998
                                                                 -----------    -----------
                             ASSETS
Current assets:
    Cash and cash equivalents ...............................    $    30,425    $        92
    Accounts receivable, oil and gas ........................         42,777         43,095
    Inventories..............................................          9,234             --
    Other ...................................................          3,090          2,082
                                                                 -----------    -----------
       Total current assets .................................         85,526         45,269
                                                                 -----------    -----------

Oil and gas properties (full cost method, of which $64,629
    at September 30, 1999 and $34,234 at December 31,
    1998 were excluded from amortization) ...................      1,149,224        992,629
Less-accumulated depreciation, depletion and amortization ...       (525,914)      (414,206)
                                                                 -----------    -----------
                                                                     623,310        578,423
                                                                 -----------    -----------

Furniture, fixtures and equipment, net ......................          2,606          2,208
Other assets ................................................          7,588          3,411
                                                                 -----------    -----------

       Total assets .........................................    $   719,030    $   629,311
                                                                 ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ................    $    55,283    $    52,123
    Advances from joint owners ..............................            386          1,952
                                                                 -----------    -----------
           Total current liabilities ........................         55,669         54,075
                                                                 -----------    -----------

Other liabilities ...........................................         12,282         11,467
Long-term debt ..............................................        124,672        208,650
Deferred taxes ..............................................         26,829         31,171
                                                                 -----------    -----------
       Total long-term liabilities ..........................        163,783        251,288
                                                                 -----------    -----------
Company-obligated, mandatorily redeemable, convertible
  preferred securities of Newfield Financial Trust I.........        143,750             --
                                                                 -----------    -----------

Commitments and contingencies ...............................             --             --
Stockholders' equity:
    Preferred stock ($0.01 par value, 5,000,000 shares
       authorized, no shares issued) ........................             --             --
    Common stock ($0.01 par value, 100,000,000
       shares authorized; 41,604,144 and 40,429,729
       shares issued and outstanding at September 30,
       1999 and December 31, 1998, respectively) ............            416            404
Additional paid-in capital ..................................        265,232        250,642
Unearned compensation .......................................         (3,981)        (5,007)
Accumulated other comprehensive loss - foreign currency
  translation adjustment.....................................           (358)            --
Retained earnings ...........................................         94,519         77,909
                                                                 -----------    -----------
       Total stockholders' equity ...........................        355,828        323,948
                                                                 -----------    -----------

       Total liabilities and stockholders' equity ...........    $   719,030    $   629,311
                                                                 ===========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  NEWFIELD EXPLORATION COMPANY

                                CONSOLIDATED STATEMENT OF INCOME
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                   ----------------------    ----------------------
                                                      1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------
Oil and gas revenues .......................       $  78,648    $  45,296    $ 191,725    $ 145,180
                                                   ---------    ---------    ---------    ---------

Operating expenses:
    Lease operating ............................      12,016        8,779       30,783       24,831
    Production and other taxes..................         963           --        1,054           --
    Depreciation, depletion and amortization ...      38,382       29,279      112,232       87,028
    General and administrative, net ............       4,094        2,274       10,350        7,768
    Stock compensation .........................         494          587        1,485        1,695
                                                   ---------    ---------    ---------    ---------
         Total operating expenses ..............      55,949       40,919      155,904      121,322
                                                   ---------    ---------    ---------    ---------

Income from operations .........................      22,699        4,377       35,821       23,858

Other income (expense):
    Other income ...............................         427          190          715          802
    Interest expense, net ......................      (2,675)      (3,188)      (9,324)      (7,065)
    Dividends on preferred securities of
      Newfield Financial Trust I ...............      (1,168)          --       (1,168)          --
                                                   ---------    ---------    ---------    ---------
                                                      (3,416)      (2,998)      (9,777)      (6,263)
                                                   ---------    ---------    ---------    ---------

Income before income taxes .....................      19,283        1,379       26,044       17,595

Income tax provision:
    Current ....................................          --           --           --           --
    Deferred ...................................       6,878          529        9,434        6,261
                                                   ---------    ---------    ---------    ---------
                                                       6,878          529        9,434        6,261
                                                   ---------    ---------    ---------    ---------

Net income .....................................   $  12,405    $     850    $  16,610    $  11,334
                                                   =========    =========    =========    =========

Basic earnings per common share ................   $    0.30    $    0.02    $    0.40    $    0.31
                                                   =========    =========    =========    =========

Diluted earnings per common share ..............   $    0.29    $    0.02    $    0.39    $    0.29
                                                   =========    =========    =========    =========

Weighted average number of shares
outstanding for basic earnings per share .......      41,517       36,721       41,039       36,315
                                                   =========    =========    =========    =========

Weighted average number of shares
outstanding for diluted earnings per share .....      42,590       38,776       42,192       38,470
                                                   =========    =========    =========    =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                           1999         1998
                                                                        ----------   ---------
Cash flows from operating activities:
     Net income .....................................................   $  16,610    $  11,334

Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation, depletion and amortization .....................     112,232       87,028
       Deferred taxes ...............................................       9,434        6,261
       Stock compensation ...........................................       1,485        1,695
                                                                        ---------    ---------
                                                                          139,761      106,318
     Changes in operating assets and liabilities:
       Decrease in accounts receivable, oil and gas .................       1,585       18,212
       Decrease in inventories ......................................       1,503           --
       Increase in other current assets .............................      (3,012)      (1,352)
       Increase in other assets .....................................      (4,177)         (15)
       Decrease in accounts payable and accrued liabilities .........        (204)      (7,321)
       Increase (decrease) in advances from joint owners ............      (1,566)       7,998
       Increase (decrease) in other liabilities .....................        (559)         687
                                                                        ---------    ---------
         Net cash provided by operating activities ..................     133,331      124,527
                                                                        ---------    ---------

Cash flows from investing activities:
       Acquisition of Gulf Australia, net of cash acquired
         of $12,064 .................................................     (10,681)          --
       Additions to oil and gas properties ..........................    (157,764)    (270,406)
       Additions to furniture, fixtures and equipment ...............        (922)        (918)
                                                                        ---------    ---------
         Net cash used in investing activities ......................    (169,367)    (271,324)
                                                                        ---------    ---------

Cash flows from financing activities:
       Proceeds from borrowings .....................................     443,000      569,750
       Repayments of borrowings .....................................    (527,000)    (511,750)
       Proceeds from issuance of convertible preferred securities ...     143,750           --
       Proceeds from issuance of common stock, net ..................       6,707       83,974
                                                                        ---------    ---------
         Net cash provided by financing activities ..................      66,457      141,974
                                                                        ---------    ---------
Effect of exchange rate changes on cash and cash equivalents ........         (88)          --
                                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents ....................      30,333       (4,823)

Cash and cash equivalents, beginning of period ......................          92        8,217
                                                                        ---------    ---------

Cash and cash equivalents, end of period ............................   $  30,425    $   3,394
                                                                        =========    =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                        NEWFIELD EXPLORATION COMPANY

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                                (UNAUDITED)

                                                                                             Accumulated
                                            Common Stock    Additional                          Other         Total
                                           ---------------   Paid-in    Unearned   Retained Comprehensive Stockholders'
                                           Shares   Amount   Capital  Compensation Earnings     Loss         Equity
                                           ------   ------   -------  ------------ -------- ------------- -------------
Balance, December 31, 1998 .............  40,429,729  $404   $250,642   $(5,007)    $77,909       $  --      $323,948

    Issuance of Common Stock ...........   1,161,980    12      6,695        --          --          --         6,707

    Issuance of restricted stock, less
      amortization of $112 .............      28,035    --        829       702          --          --         1,531

    Cancellation of restricted stock ...     (15,600)   --       (370)     (312)         --          --          (682)

    Amortization of stock compensation .        --      --        --        636          --          --           636

    Tax benefit from exercise of
      stock options ....................        --      --      7,436        --          --          --         7,436

 Comprehensive Income:
    Net income .........................        --      --        --         --      16,610          --        16,610

    Other comprehensive loss, net of tax
      Foreign currency translation
        adjustment .....................        --      --        --         --          --        (358)         (358)
                                          ----------  ----  --------    --------    -------       ------     ---------
   Total Comprehensive Income...........        --      --        --         --          --          --        16,252
                                          ----------  ----  --------    --------    -------       ------     ---------

                                          ----------  ----  --------    --------    -------       ------     ---------
Balance, September 30, 1999 ............  41,604,144  $416  $265,232    $(3,981)    $94,519       $(358)     $355,828
                                          ==========  ====  ========    ========    =======       ======     =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          NEWFIELD EXPLORATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      ACCOUNTING POLICIES

Basis of Presentation

         Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1999 and the Company's consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998 and consolidated cash flows for the nine month periods ended September 30, 1999 and 1998. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

         These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, including those financial statements and notes thereto incorporated by reference to the Company's 1998 Annual Report to Stockholders.

Inventories

         Inventories consist of materials and supplies, stated at the lower of cost or market, and oil produced but not sold, stated at the market value on the balance sheet date, net of costs to sell. Crude oil from the Company's operations located in Australia is produced into a floating production, storage and off loading ("FPSO") system and sold periodically as a barge quantity is accumulated. The product inventory at September 30, 1999 consists of approximately 304,800 barrels of crude oil, net to the Company's interest, and is carried at the market value on the balance sheet date.

Foreign Currency

         The functional currency for all foreign operations, except Australia, is the U.S. dollar. Translation adjustments resulting from translating the Australian subsidiary's Australian dollar financial statements into U.S. dollars are included as other comprehensive income in the consolidated statement of stockholders' equity for the period. Gains and losses incurred on currency transactions in other than a country's functional currency are included in the consolidated statement of income for the period.

Earnings per Share

         Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted to common stock.

                          NEWFIELD EXPLORATION COMPANY

                                  (UNAUDITED)

         There are no adjustments to reported net income for purposes of calculating earnings per share. The following is a calculation of basic and diluted weighted average shares outstanding for the three and nine month periods ended September 30, 1999 and 1998, respectively:

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                   ----------------------    ----------------------
                                                      1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------
Shares outstanding for basic EPS ................  41,516,635   36,720,935   41,039,237   36,315,491
Dilutive effect of stock options
      outstanding at end of period ..............   1,073,316    2,055,005    1,152,417    2,154,063
                                                   ----------   ----------   ----------   ----------

Shares outstanding for diluted EPS ..............  42,589,951   38,775,940   42,191,654   38,469,554
                                                   ==========   ==========   ==========   ==========

         The calculation of diluted EPS does not include the effect of the 6.50% convertible preferred securities outstanding during the three and nine month periods ended September 30, 1999, because to do so would have been antidilutive.

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

                          NEWFIELD EXPLORATION COMPANY

                                  (UNAUDITED)

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

(3)      ACQUISITION OF GULF AUSTRALIA

         On July 15, 1999, the Company completed the purchase of Gulf Australia Resources Limited for $23 million. Included in the purchase price was a substantial amount of working capital, including an inventory of 479 MBbls of oil. The acquisition includes interests in two producing oil fields in the Timor Sea, offshore Australia.

(4)      CONVERTIBLE PREFERRED SECURITIES OF NEWFIELD FINANCIAL TRUST I

         In August 1999, Newfield Financial Trust I, a subsidiary of the Company, issued, through an underwritten public offering, $144 million of 6.50% convertible preferred securities. Newfield Finanacial Trust I, a business trust in which the Company owns all of the issued common securities (the "Trust"), issued $143,750,000 (2,875,000 securities having a liquidation preference of $50 each) of 6 1/2% Cumulative Quarterly Income Convertible Securities, Series A (the "Trust Preferred Securities"). The proceeds of the issuance of the Trust Preferred Securities were used to purchase $148,196,000 of the Company's 6 1/2% Junior Subordinated Convertible Debentures, due 2029 (the "Debentures"). The financial terms of the Debentures are generally the same as those of the Trust Preferred Securities. The Trust Preferred Securities accrue and pay distributions quarterly in arrears at a rate of 6 1/2% per annum on the stated liquidation amount of $50 per Trust Preferred Security on February 15, May 15, August 15, and November 15 of each year to security holders of record 15 business days immediately preceding the distribution payment date. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities to the extent that there are funds available in the Trust. The Company may cause the Trust to defer the payment of distributions for successive periods up to 20 consecutive periods unless an event of default on the Debentures has occurred and is continuing. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company will generally not be permitted to declare or pay distributions on its common stock or debt securities that rank equal or junior to the Debentures.

                          NEWFIELD EXPLORATION COMPANY

                                  (UNAUDITED)


     The Trust Preferred Securities are convertible at the option of the holder at any time into common stock of the Company at the rate of 1.3646 shares of Company common stock per Trust Preferred Security. This conversion rate will be subject to adjustment to prevent dilution and is currently equivalent to a conversion price of $36.64 per share of Company common stock. The Trust Preferred Securities are mandatorily redeemable upon maturity of the Debentures on August 15, 2029, or to the extent of any earlier redemption of any Debenture by the Company and are callable by the Trust at any time after August 15, 2002.

(5)      GEOGRAPHIC INFORMATION

         The Company's operations are primarily related to natural gas and crude oil exploration and production. Accordingly, such operations are classified as one business segment. Financial information by geographic area is presented below (in thousands):

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
Revenues:                                               1999            1998
                                                     ---------       ---------
United States .....................................  $ 180,691       $ 145,180
Australia .........................................     11,034              --
Other foreign .....................................         --              --
                                                     ---------       ---------
    Total                                            $ 191,725       $ 145,180
                                                     =========       =========

Long-Lived Assets:                                  September 30,   December 31,
                                                        1999            1998
                                                     ---------       ---------
United States .....................................  $ 612,839       $ 569,259
Australia .........................................        171              --
Other foreign .....................................     10,300           9,164
                                                     ---------       ---------
    Total                                            $ 623,310       $ 578,423
                                                     =========       =========

                          NEWFIELD EXPLORATION COMPANY

                                  (UNAUDITED)


(6)       HEDGING TRANSACTIONS

         As of October 31, 1999, the Company had entered into commodity price hedging contracts with respect to its 1999 and 2000 natural gas and oil production, some of which were entered into subsequent to September 30, 1999, as follows:


NATURAL GAS
                                           Swaps                           Collars                        Floor Contracts
                                --------------------------  -----------------------------------   -----------------------------
                                              Weighted                           NYMEX                              Weighted
                                               Average                       Contract Price                          Average
                                                NYMEX                          per MMBtu                              NYMEX
                                Volume in  Contract Price   Volume in    ---------------------    Volume in      Contract Price
           Period                MMMBtus      per MMBtu      MMMBtus      Floors      Ceilings     MMMBtus          per MMBtu
------------------------------- ---------- ---------------  ---------    -------      --------    ----------     --------------
October 1999 ..................    3,510       $2.62            350       $2.38         $3.01        1,000            $2.55
November 1999 .................    1,610       $2.74          2,000    $2.53-$2.68   $3.10-$3.14      ---              ---
December 1999 .................    1,610       $2.88            500       $2.55      $3.25-$3.32     1,500            $2.67
January 2000 - December 2000 ..   17,500       $2.56            250       $2.63         $3.25        4,700            $2.57


OIL
                                           Swaps                           Collars                        Floor Contracts
                                -------------------------   ----------------------------------    -----------------------------
                                              Weighted                           NYMEX                              Weighted
                                               Average                       Contract Price                          Average
                                                NYMEX                           per Bbl                               NYMEX
                                Volume in  Contract Price   Volume in    ---------------------    Volume in      Contract Price
           Period                  Bbls       per Bbl          Bbls       Floors      Ceilings       Bbls            per Bbl
------------------------------- ---------- --------------   ---------    -------      --------    ----------     --------------
October 1999 ..................  124,000      $21.40         62,000   $15.00-$18.28 $17.00-$21.00   31,000           $19.82
November 1999 .................  120,000      $21.40         60,000   $15.00-$18.28 $17.00-$21.00   30,000           $19.82
December 1999 .................  124,000      $21.40         62,000   $15.00-$18.28 $17.00-$21.00   31,000           $19.82
January 2000 - March 2000 .....  182,000      $21.07        182,000   $18.28-$19.50 $20.10-$21.00   91,000           $19.32
April 2000 - September 2000 ...     ---         ---         274,000   $18.28-$19.50 $20.10-$21.00     ---              ---

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). The statement requires companies to report the fair value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivatives. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Statement No. 133 will now become effective for the Company on January 1, 2001. The Company is currently evaluating the impact of this statement.

         Certain terms relating to the oil and gas business are defined under the caption "Oil and Gas Terms" at the end of Management's Discussion and Analysis.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company:

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                --------------------     --------------------
                                                 1999         1998         1999        1998
                                                -------     --------     --------    --------
Production:
  Oil and condensate (MBbls) ..................   1,302         826       3,012       2,730
  Gas (MMcf) ..................................  21,691      16,036      64,991      47,069
  Total production (MMcfe) ....................  29,500      20,991      83,061      63,451

Average Realized Price:
  Oil and condensate (per Bbl) ................ $ 20.09     $ 12.28     $ 16.08     $ 13.26
  Gas (per Mcf) ...............................    2.42        2.20        2.20        2.32

Average Costs (per Mcfe):
  Lease operating ............................. $  0.41     $  0.42     $  0.37     $  0.39
  Depreciation, depletion and amortization.....    1.30        1.39        1.35        1.37
  General and administrative, net .............    0.14        0.11        0.12        0.12

PRODUCTION. Net production increased 31%, from 63.5 Bcfe for the nine months ended September 30, 1998 to 83.1 Bcfe for the nine months ended September 30, 1999. Oil and condensate production for the nine months ended September 30, 1999 increased 282 MBbls, or 10%, compared to the same period in 1998. Increased oil production for the first nine months of 1999 was primarily due to the acquisition of interests in two producing oil fields in the Timor Sea, offshore Australia, from Gulf Australia Resources Limited during the third quarter of 1999. The increase in foreign production was partially offset by a decrease in domestic oil and condensate production. The decrease in domestic production was primarily due to well downtime at Vermillion 398 and South Timbalier 148 and natural decline on other properties of the Company partially offset by production increases from development wells that were placed on production during 1998 and 1999 at Ship Shoal 354, High Island 537 and South Marsh Island 141. Gas production increased by 17.9 Bcf, or 38%, from 47.1
Bcf for the nine months ended September 30, 1998 to 65.0 Bcf for the comparable period of 1999. Increased gas production was primarily due to production increases from drilling activities at East Cameron 373, East
Cameron 286, High Island 304 and South Marsh Island 141. These increases were partially offset by natural production decline on other properties of the Company. All of the Company's current gas production is generated from domestic properties.

         Net production increased 40%, from 21.0 Bcfe for three months ended September 30, 1998 to 29.5 Bcfe for the three months ended September 30, 1999. Oil and condensate production for the three months ended September 30, 1999 increased 476 MBbls, or 58%, compared to the same period in 1998. Increased oil and condensate production was primarily due to the acquisition of interests in two producing oil fields in the Timor Sea, offshore Australia, from Gulf Australia Resources Limited during the third quarter of 1999 and increased domestic oil and condensate production. The increased domestic production primarily resulted from drilling activities at Main Pass 138, High Island
537 and Vermillion 215 partially offset by well downtime at South Timbalier 148, High Island 474, Ship Shoal 354 and the sale of Eugene Island 128 in the second quarter of 1999, as well as natural decline from other properties of the Company. Gas production increased by 5.7 Bcf, or 36%, from 16.0 Bcf for the three months ended September 30, 1998 to 21.7 Bcf for the comparable period of 1999. Increased gas production was primarily related to production increases from drilling activities at East Cameron 286, Main Pass 256 and High Island 304.

OIL AND GAS REVENUES. Oil and gas revenues for the nine months ended September 30, 1999 increased by $46.2 million, or 32%, to $191.4 million from $145.2 for the same period of 1998. Included in the 1999 total is $11.0 million in international oil revenues resulting from the Company's acquisition of Gulf Australia Resources Limited. The remaining increase is primarily a result of increased domestic gas production and increased oil and condensate prices partially offset by decreased realized natural gas prices and decreased domestic oil and condensate production. The average realized price of natural gas decreased by 5% and the average realized price of oil increased by 21% for the nine months ended September 30, 1999 compared to the same period of 1998.

         For the nine months ended September 30, 1999, the average realized gas price was $2.20 per Mcf, which, as a result of hedging activities, was 102% of the $2.15 per Mcf average gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the nine months ended September 30, 1998, the Company realized an average gas price of $2.32 per Mcf, or 107% of the $2.16 per Mcf average gas sales price that would have otherwise been received. For the nine months ended September 30, 1999, the average realized oil and condensate price was $16.08, which, as a result of hedging activities, was 96% of the $16.76 that would have otherwise been received. For the nine months ended September 30, 1998, the average realized oil and condensate price was $13.26 per barrel, which, as a result of hedging activities, was 101% of the $13.07 per barrel average oil and condensate price that would have otherwise been received.

         Oil and gas revenues for the three months ended September 30, 1999 increased by $33.1 million, or 73%, compared to the same period of 1998. Included in the 1999 total is $11.0 million in international oil revenues resulting from the Company's acquisition of Gulf Australia Resources Limited. The remaining increase is a result of increased domestic gas and oil and condensate production and higher realized natural gas and oil and condensate prices. The average realized price of natural gas and oil and condensate increased by 10% and 64%, respectively, for the three months ended September 30, 1999 compared to the same period in 1998.

         For the three months ended September 30, 1999, the average realized natural gas price was $2.42 per Mcf, which, as a result of hedging activities was 93%, of the $2.60 per Mcf average natural gas sales price that would have otherwise been received. As a result of hedging activities for gas production for the three months ended September 30, 1998, the Company realized an average natural gas sales price of $2.20 per Mcf, which, as a result of hedging activities, was 109% of the $2.01 per Mcf average natural gas sales price that would have otherwise been received. For the three months ended September 30, 1999, the average realized oil and condensate price was $20.09 per barrel, which, as a result of hedging activities, was 93% of the $21.71 per barrel average oil and condensate price that would have otherwise been received.
There were no oil hedging activities for the three months ended September
30, 1998.

LEASE OPERATING EXPENSE. Lease operating expense for the nine and three month periods ended September 30, 1999 increased to $30.8 million and $12.0 million, respectively, from $24.8 million and $8.8 million for the comparable period in 1998. The increase is primarily due to increased domestic operations and the acquisition of foreign producing properties in Australia. Lease operating expense per Mcfe for operations in Australia were $1.46 for the three months ended September 30, 1999. Consolidated lease operating expense per Mcfe decreased to $0.37 and $0.41 for the nine and three month periods ended September 30, 1999 from $0.39 and $0.42 for the comparable periods in 1998. These decreases are primarily attributable to the increases in gas and oil and condensate production for the nine and three month periods ended
September 30, 1999 as compared to the comparable periods of 1998. Domestic lease operating expenses per Mcfe were $0.34 and $0.31 for the nine and three month periods ended September 30, 1999.

PRODUCTION AND OTHER TAXES.   Production and other taxes of $1.0 million for
the three and nine months ended September 30, 1999 primarily relates to the production resource rent tax on the Company's Australian operations which were acquired during the third quarter of 1999.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE.   During the nine and
three month periods ended September 30, 1999, depreciation, depletion and amortization expense increased to $112.2 million and $38.4 million, respectively, from $87.0 million and $29.3 million, respectively, for the comparable periods of 1998. The increases were due to increased gas and oil and condensate production resulting from acquisitions and exploratory and developmental drilling activity during 1999. The depletion rate per Mcfe for the nine and three month periods ended September 30, 1999 decreased to $1.35 and $1.30, respectively, from $1.37 and $1.39, respectively, for the comparable periods of 1998. The decreases in the depletion rate per unit are primarily attributable to the non-cash writedown of oil and gas properties recognized by the Company at December 31, 1998 and the acquisition of foreign producing properties in Australia that have a significantly lower depletion rate per Mcfe. The depletion rate per Mcfe for the Company's operations in Australia was $0.57 for the quarter ended September 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSE, NET. General and administrative expense, which is net of overhead reimbursements received by the Company from other working interest owners, increased to $10.4 million and $4.1 million for the nine and three month periods ended September 30, 1999, respectively, from
$7.8 million and $2.3 million, respectively, for the comparable periods of
1998 primarily due to direct costs associated with staff increases during 1998 and an increase in performance based compensation in 1999. General and administrative expenses per Mcfe were $0.12 for the nine months ended
September 30 of both 1999 and 1998.  General and administrative expense per Mcfe increased to $0.14 from $0.11 for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to an increase in performance based compensation. Performance based compensation, as a component of general and administrative expense, increased from $1.9, or
$0.03 per Mcfe, for the nine month period ended September 30, 1998, to
$2.2 million, or $0.03 per Mcfe, for the nine month period ended September
30, 1999. Performance based compensation, as a component of general and administrative expense, increased from $0.3 million, or $0.02 per Mcfe, for the three month period ended September 30, 1998, to $1.2 million, or
$0.04 per Mcfe, for the three month period ended September 30, 1999.   To
the extent the Company continues to grow and increase its ownership in certain properties, the Company expects general and administrative expenses, in the aggregate, to continue to increase.

INTEREST EXPENSE, NET. Interest expense, net of capitalized interest, for the nine months ended September 30, 1999 increased to $9.3 million from $7.1 million for the nine months ended September 30, 1998. The increase was due to higher average debt levels during the first half of 1999 and a lower percentage of total interest cost being capitalized partially offset by the Company's issuance of convertible preferred securities in August 1999, the proceeds of which were used to repay bank debt. Interest expense, net of capitalized interest, for the three months ended September 30, 1999 decreased to $2.7 million from $3.2 million for the comparable period of 1998. The decrease was due to the Company's issuance of convertible preferred securities in August 1999, the proceeds of which were used to repay bank debt.

DIVIDENDS ON PREFERRED SECURITIES. Dividends on quarterly income preferred securities of Newfield Financial Trust I totaled $1.2 million for the three and nine month periods ended September 30, 1999. This amount represents the accrued dividends on the $144 million of 6.50% convertible preferred securities issued by the Trust in August 1999.

NET INCOME. As a result of the foregoing, the Company had net income of $16.6 and $12.4, or $0.39 and $0.29 per diluted share, respectively, for the nine and three month periods ended September 30, 1999, as compared to $11.3 and $0.9 million, or $0.29 and $0.02 per diluted share, respectively, for the comparable periods of 1998.


LIQUIDITY AND CAPITAL RESOURCES.

         The Company had $29.9 million of working capital at September 30, 1999 compared to a working capital deficit of $8.8 million at December 31, 1998. The $38.7 million increase in working capital is primarily due to excess cash available from the issuance of convertible preferred securities in August 1999 coupled with higher net cash provided by operating activities during 1999 as compared to 1998. Long-term debt decreased from $208.7 million at December 31, 1998 to $124.7 at September 30, 1999 due to the Company's issuance of convertible preferred securities in August 1999. A portion of the $143.8 million in proceeds from these securities were used to repay bank debt.
Working capital balances may fluctuate from quarter to quarter to the extent the Company increases or decreases borrowing under its revolving credit facility (the "Credit Facility"). The Company has funded its oil and gas activities through cash flow from operations, equity capital from private and public sources, public debt and bank borrowings.

          The Company maintains its reserve-based revolving Credit Facility with Chase Bank of Texas, National Association, as agent. The Credit Facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the Credit Facility is subject to a calculated borrowing base determined by a majority of the banks participating in the Credit Facility, which is reduced by the aggregate principal outstanding on the Company's senior unsecured notes (currently $125 million) (as so reduced, the "Borrowing Base"). The Borrowing Base is re-determined at least semi-annually. The Borrowing Base is currently $300 million, but no assurance can be given that a majority of the banks will not elect to re-determine the Borrowing Base in the future. The Company has an option, subject to the Borrowing Base, to increase the Facility to $250 million. As of October 29, 1999, there were no amounts outstanding under the Credit Facility.

          The Company has also established money market lines of credit with various banks in an amount limited by the Credit Facility to $25 million.
As of October 29, 1999, there were no amounts outstanding under these lines of credit.

          At October 29, 1999, the Company had $200 million of available borrowings under the Credit Facility and money market lines.

          The Company's net cash flow from operations for the first nine months of 1999 was $133.3 million compared to $124.5 million for the same period of 1998. The increase is primarily due to increased gas and oil and condensate production, higher realized oil and condensate prices and lower per unit operating costs, partially offset by a slight decrease in realized natural gas prices and changes in operating assets and liabilities.

          Capital expenditures for the nine months ended September 30, 1999 were $156.6 million, consisting of $29.4 million for exploration, $43.7 million for development and $83.5 million for property acquisitions. The Company has budgeted $225 million for capital spending in 1999. Of that amount, $70 million has been allocated to exploration projects, $60 million has been allocated to identified development drilling projects and the construction of platforms, facilities and pipelines, (including $7 million for abandonment or dismantlement of existing wells and facilities), and $90 million to specifically identified proved property acquisitions and $5 million to international activities, including the recently completed
$23 million purchase of Gulf Australia. The Company continues to pursue attractive acquisition opportunities. The timing and size of any acquisition and the associated capital commitments are unpredictable.

          Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired. The Company anticipates that these capital expenditures will be funded principally from cash flow from operations, working capital and bank borrowings. During the first nine months of 1999, the Company borrowed $443 million and repaid $527 million under the Credit Facility and its money market lines of credit and realized proceeds of $143.8 million through the issuance of convertible preferred securities. The Company does not anticipate additional borrowings under the Credit Facility and its money market lines of credit during the remainder of 1999.

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

         As of October 31, 1999, the Company had entered into commodity price hedging contracts with respect to its 1999 and 2000 natural gas production as follows:

                                           Swaps                         Collars                     Floor Contracts
                                 --------------------------  -------------------------------     --------------------------
                                                Weighted                        NYMEX                          Weighted
                                                Average                     Contract Price                      Average
                                                 NYMEX                        per MMBtu                          NYMEX
                                 Volume in   Contract Price  Volume in   -------------------     Volume in   Contract Price
           Period                 MMMBtu       per MMBtu      MMMBtus    Floors     Ceilings      MMMBtus      per MMBtu
-------------------------------  ---------   --------------  ---------   ------     --------     ---------   --------------
October 1999 ..................    3,510       $2.62            350       $2.38       $3.01         1,000          $2.55
November 1999 .................    1,610       $2.74          2,000    $2.53-$2.68 $3.10-$3.14       ---            ---
December 1999 .................    1,610       $2.88            500       $2.55    $3.25-$3.32      1,500          $2.67
January 2000 - December 2000 ..   17,500       $2.56            250       $2.63       $3.25         4,700          $2.57

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

         As of October 31, 1999, the Company had entered into commodity price hedging contracts with respect to its oil production for 1999 and 2000 as follows:

                                          Swaps                             Collars                    Floor Contracts
                                 -------------------------   -----------------------------------  ---------------------------
                                               Weighted                           NYMEX                         Weighted
                                               Average                       Contract Price                      Average
                                                NYMEX                           per Bbl                           NYMEX
                                 Volume in  Contract Price   Volume in  ------------------------   Volume in   Contract Price
           Period                   Bbls       per Bbl         Bbls      Floors        Ceilings       Bbls        per Bbl
-------------------------------  ---------  --------------   ---------  -----------   ----------  -----------  --------------
October 1999 ..................   124,000      $21.40         62,000   $15.00-$18.28 $17.00-$21.00   31,000       $19.82
November 1999 .................   120,000      $21.40         60,000   $15.00-$18.28 $17.00-$21.00   30,000       $19.82
December 1999 .................   124,000      $21.40         62,000   $15.00-$18.28 $17.00-$21.00   31,000       $19.82
January 2000 - March 2000 .....   182,000      $21.07        182,000   $18.28-$19.50 $20.10-$21.00   91,000       $19.32
April 2000 - September 2000 ...      ---         ---         274,000   $18.28-$19.50 $20.10-$21.00     ---          ---

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

         The Company recently completed an assessment of its operated domestic offshore platforms and facilities for Year 2000 sensitive components. Company owned and operated equipment on platforms and facilities that account for 55% and 80% of the Company's operated domestic offshore natural gas and oil production, respectively, were surveyed by third party professionals and in-service components appear to be Year 2000 compliant. Based upon the results of this assessment and a review of Company and third party files, platforms and facilities accounting for an additional 29% and 4% of the Company's operated domestic offshore natural gas and oil production, respectively, appear not to have Year 2000 sensitive equipment.

         The Company has initiated and will continue to have formal communications with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue with respect to products sold to third parties.

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

NYMEX           The New York Mercantile Exchange.

                                    PART II

Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibits:

              10.1 Second Amendment to Amended and Restated Credit Agreement dated as of August 6, 1999 among Newfield Exploration Company as the Company, and The Chase Manhattan Bank as Agent, and the Bank's signatory thereto (without Exhibits)

              27 Financial Data Schedule (included only in the electronic filing of this document)

      (b)     Reports on Form 8-K:

              On August 13, 1999, the Company filed a Current Report on
              Form 8-K reporting that Newfield Exploration Company, Newfield Financial Trust I and Newfield Financial Trust II had entered into an Underwriting Agreement and a Pricing Agreement covering the issue and sale by the Trust of up to 2,875,000 6-1/2% Quarterly Income Convertible Preferred Securities.

              On August 16, 1999, the Company filed a Current Report on
              Form 8-K reporting the acquisition of interests in the Gulf of Mexico and the offering of $125 million of cumulative quarterly income convertible preferred securities.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEWFIELD EXPLORATION COMPANY




Date: November 2, 1999                By:  /s/    TERRY W. RATHERT
                                           ------------------------------------
                                           Terry W. Rathert
                                           Vice President-Planning and
                                           Administration and Secretary
                                           (Authorized Officer and Principal
                                           Financial Officer)

                                  EXHIBIT INDEX

  Exhibit
  Number                       Description of Exhibits
  -------                      -----------------------
   10.1              Second Amendment to Amended and Restated Credit Agreement
                     dated as of August 6, 1999 among Newfield Exploration
                     Company as the Company, and The Chase Manhattan Bank
                     as Agent, and the Bank's signatory thereto (without
                     Exhibits)

   27 Financial Data Schedule (included only in the electronic filing of this document)