Form 10-K405
period 1999-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2000-03-08
CIK 912750

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
COMMISSION FILE NUMBER: 1-12534

                          NEWFIELD EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

STATE OF INCORPORATION: DELAWARE               I.R.S. EMPLOYER IDENTIFICATION NO. 72-1133047
     363 NORTH SAM HOUSTON PARKWAY,
     SUITE 2020,
     HOUSTON, TEXAS                                                77060
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: 281-847-6000

Securities Registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                     ON WHICH REGISTERED
---------------------------------------------------------------      -------------------------------

            Common Stock, Par Value $0.01 Per Share                      New York Stock Exchange
   Rights to Purchase Series A Junior Participating Preferred            New York Stock Exchange
                              Stock,
                   Par Value $0.01 per Share
    6 1/2% Cumulative Quarterly Income Convertible Preferred             New York Stock Exchange
                           Securities,
            Series A, of Newfield Financial Trust I
   (and the guarantee of the registrant with respect thereto)
Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $873,499,000 as of February 29, 2000 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

     As of February 29, 2000 there were 41,864,050 shares of the registrant's common stock, par value $0.01 per share, outstanding.

     Documents incorporated by reference: Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held May 4, 2000, which is incorporated into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                     PART I
Item 1.       Business....................................................      3
Item 2.       Properties..................................................      6
Item 3.       Legal Proceedings...........................................     10
Item 4.       Submission of Matters to a Vote of Security Holders.........     10
Item 4A.      Executive Officers..........................................     11

                                     PART II
Item 5.       Market for Common Stock and Related Stockholder Matters.....     12
Item 6.       Selected Financial Data.....................................     13
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     14
Item 7a.      Quantitative and Qualitative Disclosures about Market
                Risk......................................................     29
Item 8.       Financial Statements and Supplementary Data.................     30
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................     61

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant..........     61
Item 11.      Executive Compensation......................................     61
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................     61
Item 13.      Certain Relationships and Related Transactions..............     61

                                     PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................     61

     All references in this Form 10-K to "Newfield," "we", "us" or "our" are to Newfield Exploration Company and its subsidiaries. Unless otherwise noted, all information in this Form 10-K relating to oil and gas reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by Newfield and are net to Newfield's interest. Explanations of some commonly used oil and gas terms can be found under the caption "Commonly Used Oil and Gas Terms" at the end of Item 7 of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Newfield is an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. At year-end 1999, we had proved reserves of 594.8 Bcfe consisting of 440.2 Bcf of natural gas and 25.8 MMBbls of oil and condensate. Our proved reserve mix shifted in 1999 primarily due to acquisitions of oil properties. As of year-end 1999, natural gas reserves accounted for 74% of our proved reserves, compared to 82% at year-end 1998. Approximately 87% of our reserves at such date were proved developed and 94% were located in the U.S.

     Newfield was founded in 1989 and acquired its first oil and gas reserves in 1990. Since that time, we have grown rapidly. Our initial focus area was the Gulf of Mexico. Over the last several years we have expanded our areas of operation to include the U.S. onshore Gulf Coast, offshore Australia and China's Bohai Bay. Our growth strategy has remained unchanged and is based on the following elements:

     - Growing reserves through drilling of a balanced portfolio

     - Balancing exploration with the acquisition and exploitation of proved properties

     - Focusing on select geographic areas

     - Controlling operations and costs

     - Using 3-D seismic data and other advanced technologies

     - Attracting and retaining a quality workforce through equity ownership and other incentives

     DRILLING PROGRAM. We have an active, technologically driven drilling program conducted by four multi-disciplined teams focused in the Gulf of Mexico, the U.S. onshore Gulf Coast and select international areas. We balance our drilling program between a smaller number of higher risk, higher potential prospects and a greater number of lower risk, low and moderate potential prospects. We continuously evaluate opportunities and have a substantial inventory of prospects, including 20-30 exploration/exploitation wells that we expect to drill in the U.S. in 2000. We expect that these wells will be split fairly evenly between onshore and offshore prospects. In addition, we also expect to drill four to six international exploration wells and at least two infill wells in our producing fields offshore Australia. In 1999, we drilled 12 successful wells from our 19 well exploration/exploitation drilling program.

     BALANCE. Since inception, we have added 43% of our proved reserves through acquisitions, 33% through exploration and 24% by exploitation and development of acquired properties. Our exploration, acquisition and exploitation and development activities often overlap and are complimentary in a number of ways. Proved properties we acquire typically have exploration or exploitation potential. Acquisitions can also be used to increase our presence in an area or to create the infrastructure to allow us to capture other opportunities at a competitive advantage. In our exploration efforts, we use information gathered while evaluating production on acquisition candidates and adjacent acreage as appropriate. In addition, a successful exploratory prospect may reveal similar untested reserve potential on an adjacent property, making its purchase attractive.

     Exploration. We acquire exploration prospects through proved property acquisitions, farm-ins from other operators and federal and state lease sales. During 1999, we invested $51.5 million in exploration activities. The largest component of that expenditure was in the Gulf of Mexico. This compares to an exploration expenditure of $65.3 million in 1998.

     Acquisitions. We actively pursue the acquisition of proved oil and gas properties in our focus areas. We use the same team approach used in our drilling activities to evaluate acquisition opportunities. Our extensive seismic, land and production databases, along with regional geological interpretations, supplement the information provided by potential sellers. During 1999, we invested $86 million on the acquisition of properties in the Gulf of Mexico, U.S. onshore Gulf Coast and offshore Australia.

     Development. In 1999, we invested $72.3 million in development projects, including exploitation and development drilling and well recompletions. In 1998, we spent $155.8 million on development projects.

     GEOGRAPHIC FOCUS. One of our founding and continuing business principles is focus. We believe that long-term success requires extensive knowledge of geologic and operating conditions in the areas where we operate. Because of this belief, we focus our efforts on a limited number of geographic areas where we can use our core competencies, such as geological and geophysical analyses through the application of 3-D seismic data and other advanced technologies, expertise in marine operations and significant influence on operations. We also believe that geographic focus allows us to make the most efficient use of our capital and staff resources because we can manage a large asset base with a relatively small number of employees and add successful wells and proved property acquisitions at relatively low incremental costs. Our current focus areas include the Gulf of Mexico, U.S. onshore Gulf Coast and select international areas.

     Gulf of Mexico. We believe that our focus in the Gulf of Mexico is the foundation for our continued growth. The Gulf of Mexico is a prolific oil and gas province, accounting for approximately 25% of domestic natural gas production, and we believe that it has significant remaining undiscovered reserve potential. Our management and technical personnel have extensive experience in the Gulf of Mexico, and our geographic focus assists us in controlling operating and administrative costs. The Gulf of Mexico has a substantial existing infrastructure, including gathering systems, platforms and pipelines, and numerous drilling and service companies maintain a substantial presence there, facilitating cost effective operations and timely development of discoveries.

     Onshore Gulf Coast. As a natural extension of our offshore efforts, we established onshore Gulf Coast operations in 1995. As of February 29, 2000, we held an interest in more than 50,000 gross acres onshore. Our onshore efforts are centered on small geographic regions in South Texas and southern Louisiana. With similar geologic features, our onshore program will benefit from our core competencies.

     International. We continue to evaluate and pursue new opportunities for international expansion in areas where we can use our core competencies under an attractive fiscal regime. We believe these areas include Australia, China and South America. To date, we have expanded our operations to Australia and China.

     In July 1999, we acquired interests in two producing oil fields, Jabiru and Challis, and 10 exploration and production licenses covering 3.0 million gross acres in the Timor Sea, offshore Australia. The Jabiru and Challis fields have cumulative gross production of 100 MMBbls and 50 MMBbls of oil, respectively. The acquisition included 5,000 square kilometers of 3-D seismic data.

     In 1997, we acquired a 35% interest in a production sharing license that now covers approximately 300,000 acres in the Bohai Bay, offshore China. The property does not have current production. We plan to drill one exploratory well on this license in 2000.

     CONTROL OF OPERATIONS AND COSTS. We prefer to operate our properties. By controlling operations, we can better manage production performance, control operating expenses and capital expenditures, consider the application of technologies and influence timing. At the end of 1999, we operated 85% of our total equivalent production. We also use independent contractors for much of our field operation activities to control costs.

     TECHNOLOGY. We use advanced technologies in our exploration and development activities to help reduce risks and lower costs. At year-end 1999, we held licenses, or had access to, 3-D seismic surveys covering approximately 3,000 blocks (15.4 million acres) in the Gulf of Mexico, 835 square miles in southern Louisiana and Texas and 5,000 square kilometers of 3-D seismic data offshore Australia, including coverage of substantially all of the producing fields we operate. In addition, we hold licenses or have access to more than 380,000 miles of recent vintage conventional seismic data in the Gulf of Mexico and own a library containing logs on more than 5,000 wells drilled in our focus areas.

     MANAGEMENT AND EMPLOYEES. Another of our founding and continuing business principles is to provide incentives to, and reward our employees through equity ownership and performance-based compensation. As of February 15, 2000, our employees owned or had options to acquire an aggregate of approximately 10% of our outstanding common stock on a fully diluted basis.

     At February 15, 2000, we had 227 employees including 93 Australian employees who are offshore workers. We believe that our relationships with our employees are satisfactory.

     Our 111 U.S. employees are primarily professionals, including geologists, geophysicists and engineers. None of our U.S. employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. U.S. field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

     We also have 116 employees located in Australia. In addition to our offshore workers, our Perth, Australia office employs 23 people to manage our offshore operations. The employment of the offshore employees is covered by collective bargaining agreements. At December 31, 1999, there were no significant issues outstanding under these agreements.

MARKETING

     We market nearly all of the oil and gas production from properties we operate for both our account and the account of the other working interest owners in these properties. Substantially all of our natural gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts or 30-day spot gas purchase contracts. Oil sales contracts are short-term and are based upon field posted prices plus negotiated bonuses. For a list of purchasers of our oil and gas production that accounted for 10% or more of consolidated revenue, please see "Major Customers" in Note 1 to the Company's consolidated financial statements. Because alternative purchasers of oil and gas are readily available, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company.

COMPETITION

     Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. For a further discussion of this competitive environment, please see the information set forth under the caption "Additional Factors Affecting Our Business" in Item 7 of this Form 10-K.

REGULATION

     For a discussion of the significant governmental regulations to which our business is subject, please see the information set forth under the caption "Regulation" in Item 7 of this Form 10K.

ADDITIONAL FACTORS AFFECTING OUR BUSINESS

     For a discussion of other significant factors that may affect our business, please see the information set forth under the caption "Additional Factors Affecting Our Business" in Item 7 of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including statements regarding production targets, anticipated production rates, planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, wells planned to be drilled in the future, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may very significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

ITEM 2. PROPERTIES

GENERAL

     Our 10 largest properties accounted for approximately 47% of our equivalent proved reserves at year-end 1999. No single property held more than 9% of our equivalent proved reserves as of such date, nor did any single property hold more than 10% of the net present value of proved reserves as of such date.

     GULF OF MEXICO. The majority of our proved properties in the U.S. are located in federal waters offshore Texas and Louisiana. These properties are in water depths ranging from 45 to 480 feet. For 1999, no single field accounted for more than 15% of our production. As of December 31, 1999, we owned interests in 168 leases (669,530 gross acres) and operated 133 platforms, 82 of which were considered major platforms. Major platforms are those that have six or more wells or two components of production processing equipment.

     U.S. ONSHORE GULF COAST. We currently control more than 50,000 gross acres in the U.S. onshore regions of South Texas and southern Louisiana. Our largest producing onshore asset is the Broussard Field in southern Louisiana. Discovered in 1998, this field is currently producing 40 MMcf/d and 1,000 BOPD. Exploratory programs are underway in both regions.

     In early 2000, we acquired three producing gas fields in South Texas for $142 million. This represented our largest acquisition ever and provides us with both production and new drilling opportunities. Net production from this acquisition is now 35 MMcfe/d. We expect to continue expansion of our onshore program in the coastal regions of Texas and Louisiana.

     INTERNATIONAL. We have expanded our focus to include select international areas. We currently have operations offshore Australia and China.

     In Australia, we own a 50% interest in two producing offshore oil fields and two related floating production, storage and off-loading vessels. In addition, we have exploration permits on about 3.0 million gross acres.

     In China's Bohai Bay, we own a 35% interest in a production sharing contract in Block 05/36. This is a 300,000 gross acre area. There is no current production on the block.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     The following table shows our estimated net proved oil and gas reserves and the present value of estimated future pre-tax and after-tax net cash flows related to such reserves as of December 31, 1999. The present value of estimated future pre-tax and after-tax net cash flows was prepared using year-end oil and gas prices, discounted at 10% per year.

                                                                       PROVED RESERVES
                                                              ----------------------------------
                                                              DEVELOPED   UNDEVELOPED    TOTAL
                                                              ---------   -----------    -----
UNITED STATES:
  Oil and condensate (MBbls)................................    17,123        2,514       19,637
  Gas (MMcf)................................................   376,820       63,353      440,173
  Total proved reserves (MMcfe).............................   479,558       78,434      557,992
  Present value of estimated future pre-tax net cash flows
     (in thousands).........................................                            $884,141
  Present value of estimated future after-tax net cash flows
     (in thousands).........................................                            $713,065
AUSTRALIA:
  Oil and condensate (MBbls)................................     6,133           --        6,133
  Gas (MMcf)................................................        --           --           --
  Total proved reserves (MMcfe).............................    36,798           --       36,798
  Present value of estimated future pre-tax net cash flows
     (in thousands).........................................                            $ 29,152
  Present value of estimated future after-tax net cash flows
     (in thousands).........................................                            $ 19,454
TOTAL:
  Oil and condensate (MBbls)................................    23,256        2,514       25,770
  Gas (MMcf)................................................   376,820       63,353      440,173
  Total proved reserves (MMcfe).............................   516,356       78,434      594,790
  Present value of estimated future pre-tax net cash flows
     (in thousands).........................................                            $913,293
  Present value of estimated future after-tax net cash flows
     (in thousands).........................................                            $732,519

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. For a discussion of these uncertainties, see "Additional Factors Affecting Our Business" under Item 7 of this Form 10-K.

     As an operator of domestic oil and gas properties, we have filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported in this Form 10-K. The differences are attributable to the fact that Form EIA-23 requires that an operator report on the total reserves attributable to wells that are operated by it, without regard to ownership (i.e., reserves are reported on a gross operated basis, rather than on a net interest basis).

FINDING COSTS

     The following table sets forth certain information regarding the costs associated with finding, acquiring and developing our proved oil and gas reserves:

                                                   CAPITALIZED       RESERVES           COST TO
                                                     COSTS(1)         ADDED       FIND AND DEVELOP(2)
                                                  (IN THOUSANDS)     (MMCFE)          (PER MCFE)
                                                  --------------     --------     -------------------
1995............................................    $  103,511       102,580             $1.01
1996............................................       162,315       119,050              1.36
1997............................................       237,574       190,279              1.25
1998............................................       304,891       166,475              1.83
1999............................................       206,157       194,970              1.06
                                                    ----------       -------             -----
Five-year period ended December 31, 1999........    $1,014,448       773,354             $1.31
                                                    ==========       =======             =====

---------------

(1) Capitalized costs represent capitalized expenditures of Newfield as shown in the immediately following table, other than international acquisition and exploration costs and interest capitalized.

(2) The cost to find and develop per Mcfe for 1999 and the five-year period ended December 31, 1999 would have been $1.08 and $1.35, respectively, if we had included all capitalized expenditures as shown in the immediately following table.

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

     The following table sets forth certain information regarding the capitalized costs we incurred in the purchase of proved and unproved properties and in our development and exploration activities:

                                                 YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                     1999       1998       1997       1996       1995
                                   --------   --------   --------   --------   --------
                                                      (IN THOUSANDS)
Property acquisition:
  Unproved properties -- U.S. ...  $  5,849   $  3,400   $ 31,541   $  5,670   $ 10,154
  Unproved properties -- Other
     International...............        --         --      7,196         --         --
  Proved properties -- U.S. .....    77,673     86,219     30,368     28,480     29,393
  Proved
     properties -- Australia.....     2,490         --         --         --         --
Exploration -- U.S. .............    44,332     60,087     59,787     48,525     32,518
Exploration -- Australia.........     3,852         --         --         --         --
Exploration -- Other
  International..................     1,266      1,512      4,908         --         --
Development -- U.S. .............    70,913    155,185    115,878     79,640     31,446
Development -- Australia.........     1,048         --         --         --         --
Interest capitalized -- U.S. ....     2,376      4,369      3,481      1,508        674
                                   --------   --------   --------   --------   --------
          Total capitalized
            costs................  $209,799   $310,772   $253,159   $163,823   $104,185
                                   ========   ========   ========   ========   ========

DRILLING ACTIVITY

     The following table sets forth our drilling activity for each year of the three-year period ended December 31, 1999:

                                                1999            1998            1997
                                             -----------    ------------    ------------
                                             GROSS   NET    GROSS   NET     GROSS   NET
                                             -----   ---    -----   ---     -----   ---
Exploratory wells:
  Productive -- U.S. ......................    6     3.9      8      4.4      9      6.1
  Nonproductive -- U.S. ...................    6     3.1      8      5.8      9      6.2
  Nonproductive -- China...................   --     --      --       --      1      0.3
                                              --     ---     --     ----     --     ----
          Total............................   12     7.0     16     10.2     19     12.6
                                              ==     ===     ==     ====     ==     ====
Development wells:
  Productive -- U.S. ......................    7     4.8     17     11.4     18      9.4
  Nonproductive -- U.S. ...................    1     0.6      2      0.9      1      0.5
                                              --     ---     --     ----     --     ----
          Total............................    8     5.4     19     12.3     19      9.9
                                              ==     ===     ==     ====     ==     ====

  We were in the process of drilling four gross (2.4 net) exploratory wells at
                               December 31, 1999.

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and gas wells in which we owned an interest as of December 31, 1999:

                                                          COMPANY        OUTSIDE          TOTAL
                                                         OPERATED        OPERATED      PRODUCTIVE
                                            COMPANY        WELLS          WELLS           WELLS
                                           OPERATED    -------------   ------------   -------------
                                           PLATFORMS   GROSS    NET    GROSS   NET    GROSS    NET
                                           ---------   -----   -----   -----   ----   -----   -----
Offshore Louisiana
  Federal:
     Oil.................................      21        60     37.1     7      2.3     67     39.4
     Gas.................................      95       114     75.9    52     11.7    166     87.6
  State:
     Oil.................................       1         1      0.8    --       --      1      0.8
     Gas.................................       2         1      0.7    --       --      1      0.7
Onshore Louisiana
  Oil....................................      --        --       --    --       --     --       --
  Gas....................................      --         4      2.4     3      1.1      7      3.5
Offshore Texas
  Federal:
     Oil.................................       2        16      8.3    --       --     16      8.3
     Gas.................................      12        22     11.9     4      1.0     26     12.9
Onshore Texas
  Oil....................................      --        --       --    --       --     --       --
  Gas....................................      --         1      0.7    --       --      1      0.7
Offshore Australia
  Oil....................................      --        12        6    --       --     12        6
  Gas....................................      --        --       --    --       --     --       --
                                              ---       ---    -----    --     ----    ---    -----
          Total..........................     133       231    143.8    66     16.1    297    159.9
                                              ===       ===    =====    ==     ====    ===    =====

ACREAGE DATA

     The following table shows certain information regarding our developed and undeveloped lease acreage as of December 31, 1999:

                                              DEVELOPED ACRES       UNDEVELOPED ACRES
                                            -------------------   ---------------------
                                              GROSS       NET       GROSS        NET
                                            ---------   -------   ---------   ---------
Offshore Louisiana:
  Federal waters..........................    505,810   272,915      30,631      28,566
  State waters............................      3,153     2,426       1,956       1,356
Onshore Louisiana.........................      6,002     3,385      11,505       7,099
Offshore Texas:
  Federal waters..........................     58,860    37,070      69,120      49,968
Onshore Texas.............................        640       477      28,239      21,864
Offshore Australia........................    431,437   215,719   2,375,373     978,267
Offshore People's Republic of China.......         --        --     312,910     109,519
                                            ---------   -------   ---------   ---------
          Total...........................  1,005,902   531,992   2,829,734   1,196,639
                                            =========   =======   =========   =========

     Leases covering approximately 227,432 (80,623 net), 26,337 (19,684 net), 163,429 (73,522 net), 1,147,503 (371,996 net) and 988,582 (566,012 net)
undeveloped acres are scheduled to expire in 2000, 2001, 2002, 2003 and 2004, respectively.

TITLE TO PROPERTIES

     We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that we believe do not materially interfere with the use of or affect the value of such properties. The MMS must approve all transfers of record title of or operating rights on leases located in federal waters of the Gulf of Mexico. The MMS approval process can in some cases delay the requested transfer for a significant period of time.

ITEM 3. LEGAL PROCEEDINGS

     We have been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages (as of February 29, 2000) of and positions held by Newfield's executive officers. Newfield's executive officers serve at the discretion of the Board of Directors.

NAME                                    AGE                  POSITION
----                                    ---                  --------
David A. Trice........................  51    President and Chief Executive Officer
                                                and a Director
Robert W. Waldrup.....................  55    Vice President -- Operations and a
                                                Director
Terry W. Rathert......................  47    Vice President, Chief Financial
                                                Officer and Secretary
David F. Schaible.....................  39    Vice President -- Acquisitions and
                                                Development
Elliott Pew...........................  45    Vice President -- Exploration
William D. Schneider..................  48    Vice President -- International
                                                Exploration
C. William Austin.....................  47    Legal Counsel and Assistant Secretary
Ronald P. Lege........................  55    Controller and Assistant Secretary
Susan G. Riggs........................  42    Treasurer

     Each of the executive officers has held the above positions for the past five years, with the exception of the following:

     David A. Trice has served as President and Chief Executive Officer since February 1, 2000 and was named to Newfield's Board of Directors on February 10, 2000. Prior there to, he served as President and Chief Operating Officer of Newfield since May 1999. Mr. Trice was one of Newfield's original founders. He rejoined Newfield in May 1997 as Vice President -- Finance and International. From 1991 to 1997 he served as President and Chief Executive Officer and a Director of Huffco Group, Inc.

     Terry W. Rathert was named Vice President, Chief Financial Officer and Secretary on February 10, 2000. Prior to this role, he had served as Vice President -- Planning and Administration and Secretary of Newfield since July 1997.

     Elliott Pew has served as Vice President -- Exploration since January 1998. Prior to joining Newfield, he served as Senior Vice President of Louis Dreyfus Natural Gas Company's Gulf Coast Region and prior to Louis Dreyfus' merger with American Exploration Company in October 1997, as Senior Vice President of Exploration for American Exploration Company from March 1997 to the date of such merger. From 1992 to March 1997, Mr. Pew was Vice President of Exploration for American Exploration Company.

     William D. Schneider has served as Vice President -- International Exploration since January 1998. From 1992 to January 1998, he served as Manager-Exploration of Newfield.

     Susan G. Riggs was named Treasurer of Newfield in August 1999. From 1997 to August 1999, she served as a Financial Analyst for Newfield. Prior to joining Newfield, Mrs. Riggs was Treasurer/Controller for the Huffco Group from 1995 to 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "NFX." The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by the New York Stock Exchange.

                                                                HIGH        LOW
                                                                ----        ---
1998
  First Quarter.............................................   27 11/16   19 9/16
  Second Quarter............................................   26 3/8     17 13/16
  Third Quarter.............................................   24 7/8     15 7/16
  Fourth Quarter............................................   26 7/16    16 5/8

1999
  First Quarter.............................................   24 3/4     14 7/8
  Second Quarter............................................   28 1/2     22 1/8
  Third Quarter.............................................   35         27 7/16
  Fourth Quarter............................................   32 15/16   21

2000
  First Quarter (through February 29, 2000).................   31 1/4     24 1/2

     On February 29, 2000 the last reported sale price of our common stock on the New York Stock Exchange Composite Tape was $31.00 per share.

     As of February 29, 2000 there were approximately 271 holders of record of our common stock.

     We have not paid any cash dividends in the past on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings for the future operation and development of our business. Any future cash dividends to holders of common stock would depend on future earnings, capital requirements, our financial condition and other factors determined by our Board of Directors. The payment of dividends is restricted by the terms of our credit facility.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED FIVE-YEAR FINANCIAL AND RESERVE DATA

     The following table shows selected consolidated financial and reserve data derived from our consolidated financial statements which are set forth in Item 8 of this Form 10-K. The data should be read in conjunction with the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                               --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Oil and gas revenues.........................  $281,967   $195,685   $199,399   $149,256   $ 94,598
                                               --------   --------   --------   --------   --------
Operating expenses:
  Lease operating............................    45,561     35,345     24,308     16,946     14,227
  Production and other taxes.................     2,215         --         --         --         --
  Depreciation, depletion and amortization...   152,644    123,147     94,000     64,026     49,904
  Ceiling test writedown.....................        --    104,955      4,254         --         --
  General and administrative (exclusive of
     stock compensation).....................    14,405      9,848     11,093      7,552      5,549
  Stock compensation.........................     1,999      2,222      1,177      1,943        692
                                               --------   --------   --------   --------   --------
          Total operating expenses...........   216,824    275,517    134,832     90,467     70,372
                                               --------   --------   --------   --------   --------
Income (loss) from operations................    65,143    (79,832)    64,567     58,789     24,226
Interest income (expense), net...............   (13,128)    (8,544)    (2,146)       497        780
                                               --------   --------   --------   --------   --------
Income (loss) before income taxes............    52,015    (88,376)    62,421     59,286     25,006
Income tax provision (benefit)...............    18,811    (30,677)    21,818     20,792      8,742
                                               --------   --------   --------   --------   --------
Net income (loss)............................  $ 33,204   $(57,699)  $ 40,603   $ 38,494   $ 16,264
                                               ========   ========   ========   ========   ========
Basic earnings (loss) per common share.......  $   0.81   $  (1.55)  $   1.14   $   1.10   $   0.48
                                               ========   ========   ========   ========   ========
Diluted earnings (loss) per common share.....  $   0.79   $  (1.55)  $   1.07   $   1.03   $   0.45
                                               ========   ========   ========   ========   ========
Weighted average number of shares outstanding
  for basic earnings per share...............    41,194     37,312     35,612     34,872     33,935
Weighted average number of shares outstanding
  for diluted earnings per share.............    42,294     37,312     38,017     37,409     36,454
CASH FLOW DATA:
Net cash provided by operating activities
  before changes in operating assets and
  liabilities................................  $205,553   $141,948   $161,852   $125,226   $ 75,613
Net cash provided by operating activities....   184,903    146,575    160,338    127,494     67,640
Net cash used in investing activities........  (210,817)  (318,991)  (242,962)  (159,537)   (99,329)
Net cash provided by financing activities....    67,758    164,291     77,551     32,800     33,810
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital surplus (deficit)............  $ 35,202   $ (8,806)  $    372   $ 11,436   $ 11,235
Oil and gas properties, net..................   644,842    578,423    483,954    328,615    228,509
Total assets.................................   781,561    629,311    553,621    395,938    277,406
Long-term debt and capital lease obligations,
  less current maturities....................   124,679    208,650    129,623     60,000     25,152
Convertible preferred securities.............   143,750         --         --         --         --
Stockholders' equity.........................   375,018    323,948    292,048    239,902    193,571
RESERVE DATA (AT END OF PERIOD):
Proved Reserves:
  Oil and condensate (MBbls).................    25,770     15,171     16,307     13,659      9,633
  Gas (MMcf).................................   440,173    422,277    337,481    241,385    203,580
  Total proved reserves (MMcfe)..............   594,790    513,304    435,323    323,339    261,378
Present value of estimated future pre-tax net
  cash flows.................................  $913,293   $549,818   $654,669   $859,817   $364,879
Present value of estimated future after-tax
  net cash flows.............................  $732,519   $451,156   $502,948   $611,928   $276,326

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We use the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. For each cost center, at the end of each quarter, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated future net revenues from proved reserves, based on period-end oil and gas prices; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed the ceiling limit, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence and result in lower depreciation, depletion and amortization expense in future periods.

     The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or gas prices, even if temporary, increases the probability of a ceiling test writedown. Primarily because of low oil and gas prices, we recorded a ceiling test writedown at December 31, 1998 of $105.0 million. Because of the volatility of oil and gas prices, no assurance can be given that we will not experience a ceiling test writedown in future periods. See the discussion under the caption "Volatility of Oil and Gas Prices" in Item 7 of this Form 10-K.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, requires companies to report the fair value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will now become effective for us on January 1, 2001. We are currently evaluating the impact of this statement.

RESULTS OF OPERATIONS

     The following table presents information about our oil and gas operations.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999        1998        1997
                                                              ------      ------      ------
    PRODUCTION:
      UNITED STATES
         Natural gas (Bcf)..................................    87.4        66.6        53.5
         Oil and condensate (MBbls).........................   3,487       3,643       3,424
         Total production (Bcfe)............................   108.3        88.5        74.0
      AUSTRALIA*
         Oil and condensate (MBbls).........................     867          --          --
         Total (Bcfe).......................................     5.2          --          --
      TOTAL
         Natural gas (Bcf)..................................    87.4        66.6        53.5
         Oil and condensate (MBbls).........................   4,354       3,643       3,424
         Total (Bcfe).......................................   113.5        88.5        74.0
    AVERAGE REALIZED PRICES:
      UNITED STATES
         Natural gas (per Mcf)..............................  $ 2.32      $ 2.25      $ 2.51
         Oil and condensate (per Bbl).......................   16.27       12.75       19.08
      AUSTRALIA*
         Oil and condensate (per Bbl).......................  $25.70      $   --      $   --
      TOTAL
         Natural gas (per Mcf)..............................  $ 2.32      $ 2.25      $ 2.51
         Oil and condensate (per Bbl).......................   18.15       12.75       19.08

---------------

*  In July 1999, we acquired oil producing assets offshore Australia.

  PRODUCTION

     NATURAL GAS. Our 1999 natural gas volumes increased 31% over 1998. The significant increase was primarily related to acquisitions of producing properties, development projects and the success of our drilling program. Major contributors to the increased production were East Cameron 286 and 373 and South Marsh Island 141. Producing property acquisitions closed in 1999 contributed 2.2 Bcf to 1999 production. Gains in production were partially offset by natural declines from producing properties. In 1998, our natural gas volumes increased 25% over 1997. Increased gas production in 1998 was due to production increases from development drilling activities at East Cameron 373, West Cameron 561 and the first full year of production from our acquisition of interests in nine offshore blocks in the East Cameron, West Cameron and High Island areas of the Gulf of Mexico in July 1997. These increases were partially offset by production curtailments as a result of tropical storm activity during September 1998 and by natural production declines on other properties.

     CRUDE OIL AND CONDENSATE. The acquisition of oil producing properties offshore Australia and in the Gulf of Mexico offset natural production declines in the Gulf of Mexico. Our oil production increased nearly 20% in 1999 over 1998. At year-end 1999, our proved reserves were 26% crude oil and condensate, an increase from 18% at year-end 1998. Oil and condensate production in 1998 was six percent higher than in 1997 due to acquisitions and the success of our drilling program in the Gulf of Mexico. Increased oil production in 1998 was due primarily to development drilling activities during 1997 at Ship Shoal 354, West Delta 152 and High Island 537.

  REALIZED PRICES

     NATURAL GAS. Our average realized gas price in 1999 was $2.32 per Mcf, an increase of 3% over an average realized price of $2.25 per Mcf in 1998. Hedging activities in 1999 resulted in a price that was 102% of what otherwise would have been received without hedging activities. In 1998, the gas hedging program resulted in a gas sales price that was 106% of what otherwise would have been received without hedging activities. This compares to an average realized price of $2.51 per Mcf in 1997, or 96% of what would have been received without hedging activities.

     CRUDE OIL AND CONDENSATE. Crude oil and condensate prices in 1999 averaged $18.15 per barrel compared to an average price of only $12.75 per barrel in 1998. Our average crude oil price in 1999 was 94% of what would have been received prior to hedging activities. We realized $12.75 per barrel in 1998, which was 102% of the price that would have otherwise been received without hedging activities. Our average realized oil price in 1997 was $19.08 per barrel. As a result of hedging activities, our average realized oil price in 1997 was 101% of what would have been received.

  NET INCOME AND REVENUES

     For 1999, we reported net income of $33.2 million, or $0.79 cents per diluted share. This compares to a net loss of $57.7 million, or $1.55 per diluted share, in 1998. Revenues for 1999 increased 44% to $282.0 million compared to revenues of $195.7 million in 1998. The increase in net income and revenues in 1999 was primarily due to sharp increases in commodity prices coupled with higher production volumes and operating income from Australia. Our 1998 financial performance was adversely affected by a non-cash, pre-tax, full-cost ceiling test write-down of $105.0 million (resulting in a charge to earnings of $68.3 million after-tax) in the carrying value of our oil and gas properties. The write-down was primarily due to low commodity prices at December 31, 1998.

     Our 1997 net income was $40.6 million, or $1.07 per diluted share. Revenues for the same period were $199.4 million. Our financial results benefited from higher realized commodity prices as compared to 1998.

  OPERATING EXPENSES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
AVERAGE COSTS (PER MCFE):
  UNITED STATES
     Lease operating........................................  $0.36    $0.40    $0.33
     Depreciation, depletion and amortization...............   1.38     1.39     1.27
     General and administrative (exclusive of stock
      compensation).........................................   0.13     0.11     0.15
  AUSTRALIA
     Lease operating........................................  $1.35    $  --    $  --
     Depreciation, depletion and amortization...............   0.63       --       --
     General and administrative (exclusive of stock
      compensation).........................................   0.02       --       --
  TOTAL
     Lease operating........................................  $0.40    $0.40    $0.33
     Depreciation, depletion and amortization...............   1.35     1.39     1.27
     General and administrative (exclusive of stock
      compensation).........................................   0.13     0.11     0.15

     During 1999, our operating expenses decreased 21% over 1998. The decrease relates primarily to the ceiling test writedown taken during 1998. Exclusive of the writedown, our operating expenses for 1999 increased 17% as compared to 1998. Operating expenses in 1999 were impacted by the following:

     - Lease operating expense, stated on a unit of production basis, was flat compared to 1998. Domestic lease operating expense decreased 10% on a unit of production basis to $0.36 per Mcfe in 1999 compared to $0.40 per Mcfe in 1998. Lower domestic lease operating expense was offset by Australian lease operating expense of $8.07 per BOE, or $1.35 per Mcfe. High lease operating expense per Mcfe in Australia is primarily due to the higher cost of operations and maintenance of the two FPSOs.

     - Production and other taxes of $2.2 million primarily relates to the production tax on our Australian operations but also includes lease taxes for domestic onshore production.

     - Depreciation, depletion and amortization expense decreased 3% on a unit of production basis. Our domestic DD&A rate decreased slightly to $1.38 per Mcfe in 1999 compared to $1.39 per Mcfe in 1998. The Australian DD&A rate was $0.63 per Mcfe.

     - General and administrative expense was up $4.6 million, or 46%, due primarily to a larger workforce and an increase in performance-based pay.

     Operating expenses for 1998 increased by $140.7 million over 1997 and were impacted by the following factors:

     - Lease operating expense for 1998 increased to $35.3 million, or $0.40 per Mcfe, from $24.3 million, or $0.33 per Mcfe, for 1997. The increase primarily relates to significantly higher oil field service industry costs, costs of properties acquired after December 31, 1997 and initial costs associated with the start-up of production from East Cameron 373.

     - DD&A expense in 1998 increased 31% over 1997. This relates to an increase in production and the depletion rate per Mcfe, which increased from $1.27 per Mcfe in 1997 to $1.39 in 1998 due primarily to a general increase in the costs of drilling goods and services, platform and facilities construction and industry transportation services.

     - Operating expense was positively impacted in 1998 when compared to 1997 due to a decrease in general and administrative expense that primarily resulted from a decrease in performance-based pay. Excluding performance-based pay, general and administrative expense increased slightly primarily due to a larger workforce.

                                                      INTEREST EXPENSE AND
                                                    DIVIDENDS

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----     -----     -----
                                                                    (IN MILLIONS)
Gross interest expense......................................  $13.6     $13.9     $ 6.8
Capitalized interest........................................   (2.4)     (4.4)     (3.5)
                                                              -----     -----     -----
Net interest expense........................................   11.2       9.5       3.3
Dividends on preferred securities...........................    3.6        --        --
                                                              -----     -----     -----
Total interest expense and dividends........................  $14.8     $ 9.5     $ 3.3
                                                              =====     =====     =====

     Our total interest expense and dividends increased in 1999 over 1998 due to increased borrowings in the first half of 1999 and accrued dividends on $143.8 million of 6.5% convertible preferred securities issued by Newfield Financial Trust I in August 1999.

     Interest expense for 1998 increased as compared to 1997 due to higher average debt levels during 1998 and a lower percentage of gross interest expense being capitalized.

LIQUIDITY AND CAPITAL RESOURCES

     We had a working capital surplus of $35.2 million as of December 31, 1999. This compares to a deficit of $8.8 million at December 31, 1998. We raised $143.8 million in August 1999 from the issuance by Newfield Financial Trust I of 6.5% quarterly income convertible trust preferred securities. A portion of the proceeds from these securities was used to repay borrowings under our credit facility. Long-term debt decreased to $124.7 million at December 31, 1999 from $208.7 million at December 31, 1998. Working capital balances may fluctuate from year to year to the extent we increase or decrease borrowings under our revolving credit facility. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital from private and public sources, public debt and bank borrowings.

     We maintain our reserve-based revolving credit facility with Chase Bank of Texas, National Association, as agent. As of December 31, 1999, there were no borrowings outstanding under the credit facility. The credit facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the credit facility is subject to a calculated borrowing base determined by a majority of the banks participating in the credit facility, which is reduced by the aggregate principal outstanding on our senior unsecured notes (currently $125 million). The borrowing base is redetermined at least semi-annually and, after reduction for the senior unsecured notes, is currently $175 million. No assurances can be given that a majority of the banks will not elect to redetermine the borrowing base in the future. We have an option, subject to the borrowing base, to increase the facility to $250 million.

     We have also established money market lines of credit with various banks in an amount limited by the credit facility to $25 million. As of December 31, 1999, there were no borrowings outstanding under these lines of credit. As of February 29, 2000, after funding our purchase of three producing gas fields in South Texas we had $110 million outstanding under the credit facility. Without so increasing the facility, we have approximately $90 million of available capacity under the credit facility and money market lines.

     CASH FLOW FROM OPERATIONS. Our net cash flow from operations for 1999 increased 26% over 1998 to $184.9 million. The increase in 1999 cash flow is due to higher production volumes and higher commodity prices for oil and gas. Net cash flow from operations before changes in operating assets and liabilities for 1999 was $205.6 million compared to $141.9 million in 1998. The increase in net cash flow from operations before changes in operating assets and liabilities in 1999 over 1998 is primarily attributable to higher production volumes and commodity prices, offset slightly by increased operating expenses.

     CAPITAL EXPENDITURES. We invested $209.8 million in 1999 capital spending. This includes $51.5 million for exploration, $72.3 million for exploitation and development projects and $86 million for property acquisitions. We have budgeted $315 million for capital spending in 2000. Of that amount, we have allocated

$137 million for our purchase of three producing gas fields in South Texas in February 2000. Approximately $42 million has been budgeted for domestic exploration projects and $104 million for domestic exploitation and development drilling and the construction of platforms, facilities and pipelines. International spending is estimated at $32 million in 2000. Acquisitions are opportunistic and are generally not budgeted under our capital program. We continue to pursue attractive acquisition opportunities, however, the timing, size and purchase price of acquisitions are unpredictable. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

     Our February 2000 South Texas acquisition was funded with working capital and borrowings under our credit facility. We anticipate that our remaining capital expenditure budget for 2000 will be funded principally from cash flow from operations and working capital. We do not anticipate additional borrowings under our credit facility and money market lines of credit during 2000 unless we make another significant acquisition.

HEDGING

     We utilize and expect to continue to utilize hedging transactions with respect to a portion of our oil and gas production. These derivative financial instruments are used to hedge our exposure to changes in the market price of natural gas and crude oil and to achieve more predictable cash flow. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of our hedging transactions to date were carried out in the over-the-counter market. We account for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in our financial statements.

     As of December 31, 1999, we had entered into commodity price hedging contracts with respect to our 2000 natural gas production as follows:

                                                            NYMEX CONTRACT
                                                            PRICE PER MMBTU
                                               -----------------------------------------
                                                                COLLARS
                                   VOLUME IN     SWAPS     -----------------     FLOOR     FAIR MARKET
             PERIOD                 MMMBTUS    (AVERAGE)   FLOORS   CEILINGS   CONTRACTS     VALUE(1)
---------------------------------  ---------   ---------   ------   --------   ---------   ------------
January 2000
  Price Swap Contracts...........     750        $2.74        --        --          --     $0.9 Million
  Collar Contracts...............     250           --     $2.63     $3.25          --     $0.1 Million
  Floor Contracts................     100           --        --        --       $2.63     --

---------------

(1) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1999.

     These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days or occasionally, the penultimate trading day of a particular contract month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to us in the event that the settlement price for any settlement period is less than the swap price for such transaction, and we are required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for such transaction, and we are required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for such transaction. We are not required to make any payment in connection with the settlement of a floor transaction.

     We believe that we have no material basis risk with respect to gas swaps because substantially all of our natural gas production is sold under spot contracts that have historically correlated with the swap price.

     As of December 31, 1999, we had entered into commodity price hedging contracts with respect to its domestic oil production for 2000 and 2001 as follows:

                                                               NYMEX CONTRACT
                                                               PRICE PER BBL
                                           ------------------------------------------------------
                                                                  COLLARS
                               VOLUME IN     SWAPS    --------------------------------    FLOOR     FAIR MARKET
           PERIOD                BBLS      (AVERAGE)      FLOORS          CEILINGS      CONTRACTS     VALUE(1)
-----------------------------  ---------   ---------  ---------------  ---------------  ---------  --------------
January 2000 - March 2000
  Price Swap Contracts.......   455,000       $21.63        --               --                --  $(1.6 Million)
  Collar Contracts...........   182,000           --  $18.28 - $19.50  $20.10 - $21.00         --  $(0.2 Million)
  Floor Contracts............    91,000           --        --               --            $19.32  $(0.8 Million)
April 2000 - June 2000
  Price Swap Contracts.......   455,000       $21.70        --               --                --  $(0.3 Million)
  Collar Contracts...........   182,000           --  $18.28 - $19.50  $20.10 - $21.00         --  $(0.3 Million)
July 2000 - September 2000
  Price Swap Contracts.......   460,000       $21.70        --               --                --  $ 0.3 Million
  Collar Contracts...........    92,000           --      $18.28           $21.00              --  $(0.1 Million)
October 2000 - December 2000
  Price Swap Contracts.......   460,000       $21.70        --               --                --  $ 0.7 Million
January 2001 - March 2001
  Price Swap Contracts.......   180,000       $21.25        --               --                --  $ 0.3 Million

---------------

(1) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1999.

     Because substantially all of our domestic oil production is sold under spot contracts that have historically correlated to the NYMEX West Texas Intermediate price, we believe that we have no material basis risk with respect to these transactions. The actual cash price we receive in the U.S., however, generally is about $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences.

     During 1999, approximately 55% of our equivalent production was subject to hedge positions as compared to 61% in 1998. We have also entered into hedging transactions with respect to a portion of our estimated production through June 2001. We continue to evaluate additional hedging transactions for 2000 and future years.

REGULATION

     FEDERAL REGULATION OF SALES AND TRANSPORTATION OF NATURAL
GAS. Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated pursuant to several laws enacted by Congress and the regulations promulgated under these laws by the FERC. In the past, the federal government has regulated the prices at which gas could be sold, Congress removed all price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

     Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and the FERC that affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation.

     The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. Some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which it compete.

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

     FEDERAL REGULATION OF SALES AND TRANSPORTATION OF CRUDE OIL. Our sales of crude oil, condensate and natural gas liquids are currently not regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products are dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. Certain regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain petroleum products pipelines. However, we do not believe that these regulations affect us any differently than other natural gas producers.

     FEDERAL LEASES. The substantial majority of our U.S. operations are located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. We are currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require that our operations on federal leases be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and results of operations.

     The MMS has issued a proposal to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for non-arm's-length crude oil transactions and amend the valuation procedure for the sale of federal royalty oil. We cannot predict what action the MMS will take on this matter. We believe that these rules, if adopted as proposed, will not have a material effect on its financial position, cash flows or results of operations.

     STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION. We own interests in properties located onshore Louisiana and Texas and in the state waters offshore Texas and Louisiana. We also occasionally conduct operations in the state waters offshore Mississippi. These states regulate drilling and operating activities by requiring, among other things, drilling permits, bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states prorate production to the market demand for oil and gas.

     ENVIRONMENTAL REGULATIONS. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties. Public interest in the protection of the environment has increased dramatically in recent years. Both onshore and offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts onshore or offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, our business and prospects could be adversely affected.

     The Oil Pollution Act of 1990 (the "OPA") imposes regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages for offshore facilities and pay up to $350 million for onshore facilities. Few defenses exist to the liability imposed by the OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to administrative, civil or criminal enforcement actions. In addition to the OPA, our discharges to waters of the U.S. are further limited by the federal Clean Water Act (the "CWA") and analogous state laws. The CWA prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state governmental agencies. Failure to comply with the CWA, including discharge limits on permits issued pursuant to the CWA, may also result in administrative, civil or criminal enforcement actions. The OPA and the CWA also impose other requirements, such as the preparation of an oil spill response plan. We have all required spill response plans in place.

     The OPA requires responsible parties to demonstrate proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the OPA requires responsible parties for offshore facilities to provide financial assurance in the amount of $35 million to cover potential OPA liabilities. This amount can be increased up to $150 million based on a covered facility's potential worst case oil spill discharge volume or if a formal risk assessment indicates that an amount higher than $35 million should be required. On August 11, 1998, the MMS issued its new rule implementing these OPA financial responsibility requirements. We believe that we are in compliance with the OPA and the MMS rule for demonstrating financial responsibility for our covered facilities.

     In September 1999, we experienced a well blowout at our Ship Shoal 354 lease in the Gulf of Mexico. Natural gas and approximately 5,000 barrels of condensate were released during the blowout. We abated the blowout and redrilled the well, and the natural gas and condensate that were released either evaporated or dissipated in the Gulf of Mexico. The MMS is currently reviewing the matter and the possibility of a penalty exists, although we do not expect such a penalty to have a material adverse effect on our financial position, cash flows or results of operations.

     The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the OCSLA can result in substantial administrative, civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

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

     In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could increase our operating costs, as well as the oil and gas industry in general.

     We believe that we are in substantial compliance with current applicable U.S. federal, state and local environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. Our foreign operations are potentially subject to similar governmental controls and restrictions relating to the environment. We believe that we are in substantial compliance with any such foreign requirements pertaining to the environment. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past non-compliance with environmental laws or regulations will not be discovered.

ADDITIONAL FACTORS AFFECTING OUR BUSINESS

  OIL AND GAS PRICES FLUCTUATE WIDELY, AND LOW PRICES FOR AN EXTENDED PERIOD OF TIME ARE LIKELY TO HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas. These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic redeterminations based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and gas that we can economically produce.

     Prices for oil and gas fluctuate widely. For example, oil and gas prices declined significantly in 1998 and, for an extended period of time, remained substantially below prices received in recent years. Among the factors that can cause fluctuations are:

     - the domestic and foreign supply of oil and natural gas,
     - the price of foreign imports,
     - world-wide economic conditions,
     - political conditions in oil and gas producing regions,
     - the level of consumer demand,
     - weather conditions,
     - domestic and foreign governmental regulations and
     - the price and availability of alternative fuels.

     As discussed above, we often use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases.

  OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO REPLACE RESERVES THAT WE PRODUCE.

     Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As is generally the case in the Gulf Coast region, our producing properties in that region usually have high initial production rates, followed by steep declines in production. As of December 31, 1999, our proved reserves, if produced constantly at the then current rate of production, would produce for approximately 5 years. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We must do this even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance these activities. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We cannot assure you that we will be able to find and develop or acquire additional reserves at an acceptable cost.

  SUBSTANTIAL CAPITAL IS REQUIRED TO REPLACE AND GROW RESERVES.

     We make, and will continue to make, substantial expenditures to find, develop, acquire and produce oil and gas reserves. We made capital expenditures of $311 million during 1998 and $210 million during 1999. We plan to make capital expenditures of $315 million in 2000. We believe that we will have sufficient cash provided by operating activities and borrowings under our credit facility to fund planned capital expenditures in 2000. If, however, lower oil and gas prices or operating difficulties result in our cash flow from operations being less than expected or limit our ability to borrow under our credit facility, we may be unable to expend the capital necessary to undertake or complete our drilling program unless we raise additional funds through debt or equity financings. We cannot assure you that debt or equity financing, cash generated by operations or borrowing capacity will be available to meet these requirements.

  IF OIL AND GAS PRICES DECREASE, WE MAY BE REQUIRED TO TAKE ADDITIONAL WRITEDOWNS.

     There is a risk that we will be required to writedown the carrying value of our oil and gas properties when oil and gas prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results.

     We capitalize the costs to acquire, find and develop our oil and gas properties. Under the full cost accounting method we use, the net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, using period end oil and gas prices and a 10% discount factor, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of this excess to earnings. This type of charge will not affect our cash flow from operating activities, but it will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or as of the time of reporting our results. The carrying value of oil and gas properties is computed on a country-by-country basis. Therefore, while our properties in one country may be subject to a writedown, our properties in other countries could be unaffected. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

     Primarily because of low oil and gas prices, we recorded a writedown of the carrying value of our properties for the year ended December 31, 1998 in the amount of $105 million. Although the prices of oil and gas have recently recovered, we cannot assure you that we will not be required to take additional writedowns in future periods.

  RESERVE ESTIMATES ARE INHERENTLY UNCERTAIN AND DEPEND ON MANY ASSUMPTIONS THAT MAY TURN OUT TO BE INACCURATE.

     Estimating accumulations of oil and gas is complex, but it is not an exact science because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geologic, geophysic, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

     - the quality and quantity of available data;
     - the interpretation of that data;
     - the accuracy of various mandated economic assumptions; and
     - the judgment of the persons preparing the estimate.

Our proved reserve information included in this Form 10-K is based on estimates we prepared. Estimates prepared by others might differ materially from our estimates.

     Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves may also be susceptible to drainage by operators on adjacent properties.

     You should not assume that the present value of future net cash flows included in this prospectus supplement or incorporated by reference in the prospectus is the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

  WE MAY BE SUBJECT TO RISKS IN CONNECTION WITH FUTURE ACQUISITIONS.

     The successful acquisition of producing properties requires an assessment of several factors, including:

     - recoverable reserves;
     - future oil and gas prices;
     - operating costs; and
     - potential environmental and other liabilities.

     The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices, which usually includes on-site inspections and the review of reports filed with the MMS for environmental compliance. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are generally not entitled to contractual indemnification for environmental liabilities and acquire structures on a property on an "as is" basis.

  COMPETITIVE INDUSTRY CONDITIONS MAY NEGATIVELY AFFECT OUR ABILITY TO CONDUCT OPERATIONS.

     Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop these properties. Many of our competitors have financial resources that are substantially greater than ours, which may adversely affect our ability to compete with these companies.

  DRILLING IS A HIGH-RISK ACTIVITY.

     Our future success will depend on the success of our drilling program. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we often are uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

     - unexpected drilling conditions;
     - pressure or irregularities in formations;
     - equipment failures or accidents;
     - adverse weather conditions;
     - compliance with governmental requirements; and
     - shortages or delays in the availability of drilling rigs and the delivery of equipment.

  THE OIL AND GAS BUSINESS INVOLVES MANY OPERATING RISKS THAT CAN CAUSE SUBSTANTIAL LOSSES; INSURANCE MAY NOT PROTECT US AGAINST ALL THESE RISKS.

     The oil and gas business involves a variety of operating risks, including:

     - fires;
     - explosions;
     - blow-outs;
     - uncontrollable flows of oil, gas, formation water or drilling fluids;
     - natural disasters;
     - pipe or cement failures;
     - casing collapses;
     - embedded oilfield drilling and service tools;

     - abnormally pressured formations; and
     - environmental hazards such as oil spills, natural gas leaks, pipeline ruptures and discharges of toxic gases.

     If any of these events occur, we could incur substantial losses as a result of:

     - injury or loss of life;
     - severe damage to and destruction of property, natural resources and equipment;
     - pollution and other environmental damage;
     - clean-up responsibilities;
     - regulatory investigation and penalties;
     - suspension of our operations; and
     - repairs to resume operations.

     If we experience any of these problems, our ability to conduct operations could be adversely affected.

     Offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for our drilling and development programs and acquisitions, or result in loss of properties.

     We maintain insurance against some, but not all, of these potential risks and losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

  WE HAVE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS.

     We continue to evaluate and pursue new opportunities for international expansion in areas where we can use our core competencies. We believe these areas include Australia, China and South America. To date, we have expanded our operations to Australia and China. If our exploratory drilling in Australia and China is successful, we may make significant future investments in these areas.

     Ownership of property interests and production operations in areas outside the United States are subject to the various risks inherent in foreign operations. These risks may include:

     - currency restrictions and exchange rate fluctuations;
     - loss of revenue, property and equipment as a result of expropriation, nationalization, war or insurrection;
     - increases in taxes and governmental royalties;
     - renegotiation of contracts with governmental entities and quasi-governmental agencies;
     - change in laws and policies governing operations of foreign-based companies;
     - labor problems; and
     - other uncertainties arising out of foreign government sovereignty over our international operations.

     Our international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

  OTHER INDEPENDENT OIL AND GAS COMPANIES' LIMITED ACCESS TO CAPITAL MAY CHANGE OUR EXPLORATION AND DEVELOPMENT PLANS.

     Many independent oil and gas companies have limited access to the capital necessary to finance their activities. As a result, some of the other working interest owners of our wells may be unwilling or unable to pay their share of the costs of projects as they become due. These problems could cause us to change, suspend or terminate our drilling and development plans with respect to the affected project.

  WE ARE SUBJECT TO COMPLEX LAWS THAT CAN AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

     Exploration, development, production and sale of oil and gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with environmental and other governmental regulations. Please see the discussion above under the caption "Regulation" for a discussion of some of the regulations to which we are subject.

COMMONLY USED OIL AND GAS TERMS

     Below are explanations of some commonly used terms in the oil and gas business.

     BASIS RISK. The risk associated with the sales point price for oil or gas production varying from the reference (or settlement) price for a particular hedging transaction.

     BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     BCF. Billion cubic feet.

     BCFE. Billion cubic feet equivalent, determined using the ratio of six Mcf gas to one Bbl of crude oil, condensate or natural gas liquids.

     BOPD. Barrels of crude oil or other liquid hydrocarbons per day.

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

     DEVELOPMENT WELL. A well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive, including a well drilled to find and produce probable or possible reserves (an EXPLOITATION WELL).

     DRY HOLE OR WELL. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

     EXPLORATORY WELL. A well drilled to find and produce oil or natural gas reserves that is not a development well.

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

     FERC. The Federal Energy Regulatory Commission.

     FIELD. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

     FINDING COSTS. Costs associated with acquiring and developing proved oil and gas reserves which are capitalized by the Company under generally accepted accounting principles.

     GROSS ACRES OR GROSS WELLS. The total acres or wells in which a working interest is owned.

     LIQUIDS. Crude oil, condensate and natural gas liquids.

     MBBLS. One thousand barrels of crude oil or other liquid hydrocarbons.

     MCF. One thousand cubic feet.

     MCFE. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate, or natural gas liquids.

     MMS. The Minerals Management Service of the United States Department of the Interior.

     MMBBLS. One million barrels of crude oil or other liquid hydrocarbons.

     MMCF. One million cubic feet.

     MMCF/D. One million cubic feet per day.

     MMCFE. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil condensate or natural gas liquids.

     NET ACRES OR NET WELLS. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

     NYMEX. New York Mercantile Exchange.

     POSSIBLE RESERVES. Reserves similar to probable reserves but that are less likely to be recovered than not.

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

     PROBABLE RESERVES. Reserves which analysis of drilling, geological, geophysical and engineering data does not demonstrate to be proved under current technology and existing economic conditions, but where such analysis suggests the likelihood of their existence and future recovery.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from adverse changes in oil and gas prices, interest rates and foreign currency exchange rates as discussed below.

     OIL AND GAS PRICES. As independent oil and gas producer, our revenue, profitability, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, oil and condensate. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. We utilize and expect to continue to utilize hedging transaction with respect to a portion of our oil and gas production to achieve a more predictable cash flow, as well as to reduce our exposure to price fluctuations. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in oil and gas revenues when the hedged production is delivered, such gains and losses are generally offset by similar changes in the realized prices of commodities. For a further discussion of our hedging activities, see the information under the caption "Hedging" in Item 7 of this Form 10-K.

     INTEREST RATES. At December 31, 1999, we had approximately $125 million of outstanding long-term debt (7.45% senior unsecured notes, due 2007) subject to a fixed rate of interest. Additionally, we had $144 million of convertible preferred securities subject to a fixed dividend rate of 6.5%. Because all of our long term obligations at December 31, 1999 are at fixed rates, we consider our interest rate exposure to be minimal. We may also use borrowings under our credit facility from time to time that are subject to a rate of interest that fluctuates based on short-term interest rates. No amounts are outstanding under the credit facility at December 31, 1999. We had no open interest rate hedge positions to reduce our exposure to changes in interest rates.

     FOREIGN CURRENCY EXCHANGE RATES. Our cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Our Australian oil production is sold under U.S. dollar contracts. Disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the average of the Australian and U.S. dollar exchange rates for the period reported. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          NEWFIELD EXPLORATION COMPANY
                                     INDEX
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management Report on Financial Statements...................   31
Independent Accountants' Report.............................   32
Consolidated Balance Sheet as of the fiscal years ended
  December 31, 1999 and 1998................................   33
Consolidated Statement of Income for each of the three years in the period ended
  December 31, 1999.........................................   34
Consolidated Statement of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999.....   35
Consolidated Statement of Cash Flows for each of the three
  years in the period ended
  December 31, 1999.........................................   36
Notes to Consolidated Financial Statements..................   37
Supplemental Oil and Gas Disclosure.........................   54

                   MANAGEMENT REPORT ON FINANCIAL STATEMENTS

     The Management of Newfield Exploration Company is responsible for the preparation and integrity of all information contained in this Annual Report on Form 10-K. The financial statements and other financial information are prepared in accordance with generally accepted accounting principles and, accordingly, include certain informed judgments and estimates of management. Newfield's independent public accountants have audited the financial statements as described in their report which follows.

     Management maintains a system of internal accounting and managerial controls which are designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable for financial statement preparation.

     An Audit Committee of the Board of Directors, consisting of directors who are not employees of the Company, meets periodically with management and the independent public accountants to obtain assurances as to the integrity of Newfield's accounting and financial reporting and to affirm the adequacy of the system of accounting and managerial controls in place. The independent accountants have full, free and separate access to the Audit Committee to discuss all appropriate matters.

     We believe that the Company's policies and system of accounting and managerial controls reasonably assure the integrity of the information in the financial statements and in the other sections of this Annual Report on Form 10-K.


/s/ DAVID A. TRICE                                          /s/ TERRY W. RATHERT
David A. Trice                                              Terry W. Rathert
President and                                               Vice President,
Chief Executive Officer                                     Chief Financial Officer
                                                            and Secretary

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of Newfield Exploration Company:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Newfield Exploration Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS
Houston, Texas
February 10, 2000, Except for Note 13,
  as to which the date is February 25, 2000

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   41,841   $     92
  Accounts receivable - oil and gas.........................      67,744     43,095
  Inventories...............................................       9,962         --
  Other current assets......................................       6,382      2,082
                                                              ----------   --------
          Total current assets..............................     125,929     45,269
                                                              ----------   --------
Oil and gas properties (full cost method, of which $77,732
  at December 31, 1999 and $34,234 at December 31, 1998 were
  excluded from amortization)...............................   1,210,895    992,629
Less - accumulated depreciation, depletion and
  amortization..............................................    (566,053)  (414,206)
                                                              ----------   --------
                                                                 644,842    578,423
                                                              ----------   --------
Furniture, fixtures and equipment, net......................       3,369      2,208
Other assets................................................       7,421      3,411
                                                              ----------   --------
          Total assets......................................  $  781,561   $629,311
                                                              ==========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities..................  $   88,670   $ 52,123
  Advances from joint owners................................       2,057      1,952
                                                              ----------   --------
          Total current liabilities.........................      90,727     54,075
                                                              ----------   --------
Other liabilities...........................................      10,586     11,467
Long-term debt..............................................     124,679    208,650
Deferred taxes..............................................      36,801     31,171
                                                              ----------   --------
          Total long-term liabilities.......................     172,066    251,288
                                                              ----------   --------
Company - obligated, mandatorily redeemable, convertible
  preferred securities of Newfield Financial Trust I........     143,750         --
                                                              ----------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000 shares
     authorized; no shares issued)..........................          --         --
  Common stock ($0.01 par value, 100,000,000 shares
     authorized; 41,734,884 and 40,429,729 shares issued and
     outstanding at December 31, 1999 and December 31, 1998,
     respectively)..........................................         417        404
  Additional paid-in capital................................     267,352    250,642
  Unearned compensation.....................................      (3,685)    (5,007)
  Accumulated other comprehensive loss - foreign currency
     translation adjustment.................................        (179)        --
  Retained earnings.........................................     111,113     77,909
                                                              ----------   --------
          Total stockholders' equity........................     375,018    323,948
                                                              ----------   --------
          Total liabilities and stockholders' equity........  $  781,561   $629,311
                                                              ==========   ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Oil and gas revenues..................................  $   281,967   $   195,685   $   199,399
                                                        -----------   -----------   -----------
Operating expenses:
  Lease operating.....................................       45,561        35,345        24,308
  Production and other taxes..........................        2,215            --            --
  Depreciation, depletion and amortization............      152,644       123,147        94,000
  Ceiling test writedown..............................           --       104,955         4,254
  General and administrative (exclusive of stock
     compensation)....................................       14,405         9,848        11,093
  Stock compensation..................................        1,999         2,222         1,177
                                                        -----------   -----------   -----------
          Total operating expenses....................      216,824       275,517       134,832
                                                        -----------   -----------   -----------
Income (loss) from operations.........................       65,143       (79,832)       64,567
Other income (expenses):
  Interest income.....................................        1,616           964         1,122
  Interest expense, net...............................      (11,188)       (9,508)       (3,268)
  Dividends on convertible preferred securities of
     Newfield Financial Trust I.......................       (3,556)           --            --
                                                        -----------   -----------   -----------
                                                            (13,128)       (8,544)       (2,146)
                                                        -----------   -----------   -----------
Income (loss) before income taxes.....................       52,015       (88,376)       62,421
Income tax provision (benefit):
  Current.............................................        1,105            --            --
  Deferred............................................       17,706       (30,677)       21,818
                                                        -----------   -----------   -----------
                                                             18,811       (30,677)       21,818
                                                        -----------   -----------   -----------
Net income (loss).....................................  $    33,204   $   (57,699)  $    40,603
                                                        ===========   ===========   ===========
Basic earnings (loss) per common share................  $      0.81   $     (1.55)  $      1.14
                                                        ===========   ===========   ===========
Diluted earnings (loss) per common share..............  $      0.79   $     (1.55)  $      1.07
                                                        ===========   ===========   ===========
Weighted average number of shares outstanding for
  basic earnings per share............................   41,194,021    37,311,928    35,612,488
Weighted average number of shares outstanding for
  diluted earnings per share..........................   42,293,865    37,311,928    38,017,177

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            ACCUMULATED
                                 COMMON STOCK       ADDITIONAL                                 OTHER           TOTAL
                              -------------------    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                SHARES     AMOUNT    CAPITAL     COMPENSATION   EARNINGS       LOSS           EQUITY
                              ----------   ------   ----------   ------------   --------   -------------   -------------
BALANCE, DECEMBER 31,
  1996......................  35,243,040    $352     $147,291      $(2,746)     $ 95,005       $  --         $239,902
  Issuance of common
    stock...................     686,915       7        8,088                                                   8,095
  Issuance of restricted
    stock, less amortization
    of $226.................      45,822       1        3,022       (2,797)                                       226
  Amortization of stock
    compensation............                                           951                                        951
  Tax benefit from exercise
    of stock options........                            2,271                                                   2,271
  Net income................                                                      40,603                       40,603
                              ----------    ----     --------      -------      --------       -----         --------
BALANCE, DECEMBER 31,
  1997......................  35,975,777     360      160,672       (4,592)      135,608          --          292,048
  Issuance of common
    stock...................   4,341,620      43       85,472                                                  85,515
  Issuance of restricted
    stock, less amortization
    of $583.................     115,668       1        2,706       (2,124)                                       583
  Cancellation of restricted
    stock...................      (3,336)                 (70)          50                                        (20)
  Amortization of stock
    compensation............                                         1,659                                      1,659
  Tax benefit from exercise
    of stock options........                            1,862                                                   1,862
  Net loss..................                                                     (57,699)                     (57,699)
                              ----------    ----     --------      -------      --------       -----         --------
BALANCE, DECEMBER 31,
  1998......................  40,429,729     404      250,642       (5,007)       77,909          --          323,948
  Issuance of common
    stock...................   1,283,544      13        7,995                                                   8,008
  Issuance of restricted
    stock, less amortization
    of $218.................      37,211                1,048         (830)                                       218
  Cancellation of restricted
    stock...................     (15,600)                (371)         312                                        (59)
  Amortization of stock
    compensation............                                         1,840                                      1,840
  Tax benefit from exercise
    of stock options........                            8,038                                                   8,038
Comprehensive Income:
  Net income................                                                      33,204                       33,204
  Foreign currency
    translation adjustment
    net of tax..............                                                                    (179)            (179)
                                                                                                             --------
        Total Comprehensive
          Income............                                                                                   33,025
                              ----------    ----     --------      -------      --------       -----         --------
BALANCE, DECEMBER 31,
  1999......................  41,734,884    $417     $267,352      $(3,685)     $111,113       $(179)        $375,018
                              ==========    ====     ========      =======      ========       =====         ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).......................................  $  33,204   $ (57,699)  $  40,603
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation, depletion and amortization................    152,644     123,147      94,000
  Ceiling test writedown..................................         --     104,955       4,254
  Deferred taxes..........................................     17,706     (30,677)     21,818
  Stock compensation......................................      1,999       2,222       1,177
                                                            ---------   ---------   ---------
                                                              205,553     141,948     161,852
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable - oil and
     gas..................................................    (23,382)     11,028      (7,309)
  Decrease in inventories.................................        775          --          --
  (Increase) decrease in other current assets.............     (2,780)        344      (1,226)
  (Increase) decrease in other assets.....................     (4,010)       (130)      1,359
  Increase (decrease) in accounts payable and accrued
     liabilities..........................................     12,020      (4,652)      6,912
  Increase (decrease) in advances from joint owners.......        105       1,392      (3,052)
  Increase (decrease) in other liabilities................     (3,378)     (3,355)      1,802
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    184,903     146,575     160,338
                                                            ---------   ---------   ---------
Cash flows from investing activities:
  Acquisition of Gulf Australia, net of cash acquired of
     $12,064..............................................    (10,977)         --          --
  Additions to oil and gas properties.....................   (197,882)   (317,831)   (242,309)
  Additions to furniture, fixtures and equipment..........     (1,958)     (1,160)       (653)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (210,817)   (318,991)   (242,962)
                                                            ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings................................    443,000     795,750     357,250
  Repayments of borrowings................................   (527,000)   (716,750)   (412,250)
  Proceeds from issuance of senior notes..................         --          --     124,619
  Proceeds from issuance of convertible preferred
     securities...........................................    143,750          --          --
  Proceeds from issuances of common stock, net............      8,008      85,291       8,095
  Payments on capital lease obligations...................         --          --        (163)
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......     67,758     164,291      77,551
                                                            ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents.............................................        (95)         --          --
                                                            ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents..........     41,749      (8,125)     (5,073)
Cash and cash equivalents, beginning of period............         92       8,217      13,290
                                                            ---------   ---------   ---------
Cash and cash equivalents, end of period..................  $  41,841   $      92   $   8,217
                                                            =========   =========   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization and Principles of Consolidation

     These financial statements include the accounts of Newfield Exploration Company, a Delaware corporation, and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The Company was formed on December 5, 1988, to conduct oil and gas exploration and drilling and development operations in the Gulf of Mexico. The Company has expanded its operations into the U.S. Gulf Coast and select international areas. The Company conducts foreign operations through its subsidiaries. As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, as evidenced by the recent volatility of oil and gas prices, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and access to capital.

  Reclassifications and Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from these estimates. The Company's most significant financial estimates are based on remaining proved oil and gas reserves (see Supplementary Oil and Gas Disclosures included in Supplementary Financial Information). Certain reclassifications for prior years have been made to conform with the current year presentation.

  Inventories

     Inventories consist of international oil produced but not sold. Crude oil from the Company's operations located offshore Australia is produced into a floating production, storage and off-loading ("FPSO") vessel and sold periodically as a barge quantity is accumulated. The product inventory at December 31, 1999 consists of approximately 310,080 barrels of crude oil, valued at $7.8 million net to the Company's interest, and is carried at the market value on the balance sheet date, net of estimated costs to sell. Also included in inventories are materials and supplies, stated at the lower of average cost or market.

  Foreign Currency

     The functional currency for all foreign operations, except Australia, is the U.S. dollar. Translation adjustments resulting from translating the Australian subsidiary's Australian dollar financial statements into U.S. dollars are included as other comprehensive income in the consolidated statement of stockholders' equity. Gains and losses incurred on currency transactions in other than a country's functional currency are included in the consolidated statement of income.

  Earnings Per Share

     Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised for or converted into common stock.

                          NEWFIELD EXPLORATION COMPANY

     There are no adjustments to reported net income (loss) for purposes of calculating earnings per share. The following is a calculation of basic and diluted weighted average shares outstanding for each of the three years in the period ended December 31, 1999:

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Shares outstanding for basic EPS.................  41,194,021   37,311,928   35,612,488
Dilution effect of stock options outstanding at
  end of period..................................   1,099,844           --    2,404,689
                                                   ----------   ----------   ----------
Shares outstanding for diluted EPS...............  42,293,865   37,311,928   38,017,177
                                                   ==========   ==========   ==========

     The calculation of diluted EPS for 1999 does not include the effect of 3,923,225 shares underlying the 6.5% quarterly income convertible preferred securities because to do so would have been antidilutive. Additionally, the calculation of shares outstanding for diluted EPS at December 31, 1998 does not include the effect of stock options outstanding of 2,143,349 shares, because to do so would have been antidilutive.

  Financial Instruments

     Cash equivalents include highly-liquid investments with a maturity of three months or less when acquired. The Company invests cash in excess of operating requirements in U.S. Treasury Notes, Eurodollar bonds and investment grade commercial paper. Cash equivalents are stated at cost, which approximates fair market value.

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. The book value of those financial instruments that are classified as current assets or liabilities approximate fair value because of the short maturity of those instruments.

     The Company enters into various commodity price hedging contracts with respect to its oil and gas production. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Such contracts are accounted for as hedges, in accordance with Statement of Financial Accounting Standards No.
80. Gains and losses on these contracts are recognized in revenue in the period in which the underlying production is delivered. These instruments are measured for correlation at both the inception of the contract and on an ongoing basis. If these instruments cease to meet the criteria for deferral accounting, any subsequent gains or losses are recognized in revenue. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in the financial statements.

  Oil and Gas Properties

     The Company uses the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. Such capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% per annum discount rate) of estimated future net revenues from proved reserves, based on year-end oil and gas prices; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. As required by these rules, a non-cash writedown of oil

                          NEWFIELD EXPLORATION COMPANY
and gas properties of $105.0 million (resulting in a charge to earnings of $68.3 million after-tax) was recognized at December 31, 1998. The writedown was primarily attributable to the lower prices for both oil and natural gas at December 31, 1998.

     Proceeds from the sale of oil and gas properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $67.3 million and $25.1 million at December 31, 1999 and 1998, respectively. Additionally, at December 31, 1999 and 1998, there was $10.4 million and $9.2 million, respectively, of unproved property costs associated with the Company's investment in international activities. The properties represented by these costs were at such dates undergoing exploration activities, or are properties on which the Company intends to commence such activities in the future. The Company believes that the unevaluated properties at December 31, 1999 will be substantially evaluated and therefore subject to amortization within 12 to 24 months.

     Other property and equipment are recorded at cost and are depreciated over their estimated useful lives of five to seven years using the straight-line method. At December 31, 1999 and 1998, furniture, fixtures and equipment is net of accumulated depreciation of $2.6 million and $2.0 million, respectively.

  Abandonment and Dismantlement Costs

     Future abandonment and dismantlement costs include costs to dismantle, relocate and dispose of the Company's offshore production platforms, FPSOs, gathering systems, wells and related structures. The Company develops estimates of its future abandonment and dismantlement costs for each of its properties based upon the type of production structure, depth of water, currently available abandonment procedures and consultations with construction and engineering consultants. The Company does not currently anticipate additional abandonment and dismantlement costs will be incurred beyond such estimates. Such estimates are re-evaluated at least annually by the Company's engineers.

     Total estimated future abandonment and dismantlement costs associated with the Company's developed and acquired properties were $133.1 million, $69.1 million and $53.9 million as of December 31, 1999, 1998 and 1997, respectively.

     Estimated future abandonment and dismantlement costs are accrued on a unit-of-production method based on proved reserves. The portion of future abandonment and dismantlement costs that has been accrued is included in accumulated depreciation, depletion and amortization and was $43.1 million, $29.7 million and $23.6 million as of December 31, 1999, 1998 and 1997, respectively.

  Income Taxes

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by applying tax regulations existing at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

  Concentration of Credit Risk

     The Company maintains cash balances with several banks that frequently exceed federally insured limits and invests its cash in investment grade commercial and U.S. Government backed securities. The Company's joint interest partners consist primarily of independent oil and gas producers. The Company's oil and gas

                          NEWFIELD EXPLORATION COMPANY
production purchasers consist primarily of independent marketers and major gas pipeline companies. The Company performs credit evaluations of its customers' financial condition and obtains letter of credit agreements and parental guarantees from selected oil and gas purchase customers. The Company has not experienced any significant losses from uncollectible accounts. Substantially all of the Company's hedging transactions to date were carried out in the over-the-counter market.

  Major Customers

     The Company sold oil and gas production representing more than 10% of its oil and gas revenues for the year ended December 31, 1999, to Conoco Inc. (18%) and Superior Natural Gas Corporation (10%); for the year ended December 31, 1998, to Conoco Inc. (13%) and Coast Energy Group (10%); for the year ended December 31, 1997, to Coast Energy Group (12%) and Gulfmark Energy, Inc. (11%). Because alternative purchasers of oil and gas are readily available, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company.

2. HEDGING TRANSACTIONS:

     During 1999, approximately 55% of the Company's equivalent production was subject to hedge positions as compared to 61% in 1998.

     As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 2000 as follows:

                                                            NYMEX CONTRACT
                                                            PRICE PER MMBTU
                                               -----------------------------------------
                                                                COLLARS
                                   VOLUME IN     SWAPS     -----------------     FLOOR     FAIR MARKET
             PERIOD                 MMMBTUS    (AVERAGE)   FLOORS   CEILINGS   CONTRACTS     VALUE(1)
---------------------------------  ---------   ---------   ------   --------   ---------   ------------
January 2000
  Price Swap Contracts...........     750        $2.74        --        --          --     $0.9 Million
  Collar Contracts...............     250           --     $2.63     $3.25          --     $0.1 Million
  Floor Contracts................     100           --        --        --       $2.63               --

---------------

(1) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1999.

                          NEWFIELD EXPLORATION COMPANY

     As of December 31, 1998, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 1999 and 2000 as follows:

                                                          NYMEX CONTRACT
                                                          PRICE PER MMBTU
                                        ---------------------------------------------------
                                                             COLLARS
                            VOLUME IN     SWAPS     -------------------------      FLOOR      FAIR MARKET
          PERIOD             MMMBTUS    (AVERAGE)     FLOORS       CEILINGS      CONTRACTS      VALUE(1)
--------------------------  ---------   ---------   -----------   -----------   -----------   ------------
January 1999-March 1999
  Price Swap Contracts....    2,430       $2.45         --            --            --        $1.5 Million
  Collar Contracts........    5,600          --     $2.25-$2.58   $2.69-$3.50       --        $3.5 Million
  Floor Contracts.........    1,800          --         --            --        $2.30-$2.63   $1.0 Million
April 1999-June 1999
  Price Swap Contracts....      930       $2.25         --            --            --        $0.3 Million
  Collar Contracts........    7,000          --     $2.10-$2.15   $2.25-$2.50       --        $1.4 Million
July 1999-September 1999
  Price Swap Contracts....      930       $2.24         --            --            --        $0.3 Million
  Collar Contracts........    3,750          --        $2.10         $2.40          --        $0.5 Million
October 1999-December 1999
  Price Swap Contracts....      930       $2.40         --            --            --        $0.2 Million
January 2000-December 2000
  Price Swap Contracts....    3,000       $2.31         --            --            --        $0.3 Million

---------------

(1) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1998.

     These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days or, occasionally, the penultimate trading day of a particular contract month (the "settlement price"). With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

     The Company believes that it has no material basis risk with respect to gas swaps because substantially all of the Company's natural gas production is sold under spot contracts that have historically correlated with the swap price.

                          NEWFIELD EXPLORATION COMPANY

     As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its oil production for 2000 and 2001 as follows:

                                                                 NYMEX CONTRACT
                                                                 PRICE PER BBL
                                               --------------------------------------------------
                                                                    COLLARS
                                   VOLUME IN     SWAPS    ----------------------------    FLOOR     FAIR MARKET
             PERIOD                  BBLS      (AVERAGE)     FLOORS        CEILINGS     CONTRACTS    VALUE (1)
---------------------------------  ---------   ---------  -------------  -------------  ---------  -------------
January 2000-March 2000
  Price Swap Contracts...........   455,000       $21.63       --             --               --  $(1.6 Million)
  Collar Contracts...............   182,000           --  $18.28-$19.50  $20.10-$21.00         --  $(0.2 Million)
  Floor Contracts................    91,000           --       --             --           $19.32  $(0.8 Million)
April 2000-June 2000
  Price Swap Contracts...........   455,000       $21.70       --             --               --  $(0.3 Million)
  Collar Contracts...............   182,000           --  $18.28-$19.50  $20.10-$21.00         --  $(0.3 Million)
July 2000-September 2000
  Price Swap Contracts...........   460,000       $21.70       --             --               --  $ 0.3 Million
  Collar Contracts...............    92,000           --     $18.28         $21.00             --  $(0.1 Million)
October 2000-December 2000
  Price Swap Contracts...........   460,000       $21.70       --             --               --  $ 0.7 Million
January 2001-March 2001
  Price Swap Contracts...........   180,000       $21.25       --             --               --  $ 0.3 Million

---------------

(1) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1999.

     As of December 31, 1998, the Company had entered into commodity price hedging contracts with respect to its oil production for 1999 as follows:

                                                                 COLLARS
                                                      -----------------------------
                                                             NYMEX CONTRACT
                                                              PRICE PER BBL
                                          VOLUME IN   -----------------------------   FAIR MARKET
PERIOD                                      BBLS         FLOORS         CEILINGS        VALUE(1)
------                                    ---------   -------------   -------------   ------------
January 1999-March 1999.................   180,000    $15.00-$17.00   $17.00-$18.10   $0.7 Million
April 1999-June 1999....................   182,000    $15.00-$17.00   $17.00-$18.70   $0.7 Million
July 1999-September 1999................   184,000    $15.00-$17.00   $17.00-$19.15   $0.6 Million
October 1999-December 1999..............    92,000       $15.00          $17.00       $0.2 Million

---------------

(1) Fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1998.

     Because substantially all of the Company's domestic oil production is sold under spot contracts that have historically correlated to the NYMEX West Texas Intermediate price, the Company believes that it has no material basis risk with respect to these transactions. The actual cash price the Company receives in the U.S., however, generally is about $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences.

3. ACQUISITION OF GULF AUSTRALIA:

     On July 15, 1999, the Company completed the purchase of Gulf Australia Resources Limited for $23 million. Included in the purchase price was a substantial amount of working capital, including an inventory of 479 MBbls of oil. The acquisition includes interests in two producing oil fields in the Timor Sea, offshore Australia.

                          NEWFIELD EXPLORATION COMPANY

4. DEBT:

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Senior Unsecured Debt
  Bank revolving credit facility:
     Prime rate based loans.................................    $     --       $     --
     LIBOR based loans......................................          --         84,000
                                                                --------       --------
          Total bank revolving credit facility..............          --         84,000
                                                                --------       --------
  7.45% Senior Notes, due 2007..............................     124,679        124,650
                                                                --------       --------
  Stand alone facilities....................................          --             --
                                                                --------       --------
     Long-term debt.........................................    $124,679       $208,650
                                                                ========       ========

     At December 31, 1998, the interest rates for LIBOR based loans was 5.75%.

     The estimated fair market value of the senior notes, based on quoted market prices at December 31, 1999 and 1998, was $115.2 million and $119.4 million, respectively. Debt outstanding under the bank revolving credit facility is stated at cost, which approximates fair market value.

     The Company maintains its reserve-based revolving credit facility (the "Credit Facility") with Chase Bank of Texas, National Association, as agent. The Credit Facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the Credit Facility is subject to a calculated borrowing base determined by a majority of the banks participating in the Credit Facility, which is reduced by the aggregate principal outstanding on the Company's senior unsecured notes (currently $125 million) (as so reduced, the "Borrowing Base"). The Borrowing Base is re-determined at least semi-annually and is currently $300 million. No assurances can be given that a majority of the banks will not elect to redetermine the Borrowing Base in the future. The Company has an option, subject to the Borrowing Base, to increase the facility to $250 million. As of December 31, 1999, there were no amounts outstanding under the Credit Facility.

     Borrowings under the Credit Facility bear interest, at the Company's option, at (i) the higher of (a) the federal fund rate plus 50 basis points and
(b) the bank's prime rate or (ii) LIBOR plus a variable margin, which is based upon the loan amount outstanding relative to the Borrowing Base and the Company's corporate credit ratings.

     The Credit Facility also provides for the payment of a commitment fee and a standby fee. The Company paid fees of approximately $336,000, $178,000 and $148,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Credit Facility contains positive and negative covenants which, among other things, require the Company to maintain a working capital ratio, as defined, a fixed charge coverage ratio, as defined, and a minimum net worth. The Credit Facility also limits the incurrence of additional debt and additional liens on properties, sale of certain assets and the declaration or payment of dividends.

5. CONVERTIBLE PREFERRED SECURITIES OF NEWFIELD FINANCIAL TRUST I:

     In August 1999, Newfield Financial Trust I, a Delaware business trust and wholly owned subsidiary of the Company (the "Trust"), issued, in an underwritten public offering, $143,750,000 (2,875,000 securities having a liquidation preference of $50 each) of 6.5% Cumulative Quarterly Income Convertible Securities,

                          NEWFIELD EXPLORATION COMPANY

Series A (the "Trust Preferred Securities"). The proceeds of the issuance of the Trust Preferred Securities were used to purchase $143,750,000 of the Company's 6.5% Junior Subordinated Convertible Debentures, due 2029 (the "Debentures"). The interest terms and payment dates of the Debentures correspond to those of the Trust Preferred Securities. The Company's obligations under the Debentures and related agreements, when taken together, constitute a full and unconditional guarantee of payments due on the Trust Preferred Securities. The sole asset of the Trust is the Debentures. The Trust has no independent operations. The Debentures are eliminated in the consolidated financial statements.

     The Trust Preferred Securities accrue and pay distributions quarterly in arrears at a rate of 6.5% per annum on the stated liquidation amount of $50 per Trust Preferred Security on February 15, May 15, August 15, and November 15 of each year to security holders of record 15 business days immediately preceding the distribution payment date. The Company may on one or more occasions defer the payment of interest on the Debentures for up to 20 consecutive quarterly periods unless an event of default on the Debentures has occurred and is continuing. During any such deferral period, the Trust will defer the payment of distributions, but accrued distributions on the Trust Preferred Securities will compound quarterly and the Company will generally not be permitted to declare or pay any dividends or distributions on, or redeem or acquire, any of its capital stock or make any payment of principal or interest on any debt securities that rank equal or junior to the Debentures.

     The Trust Preferred Securities are convertible at the option of the holder at any time into common stock of the Company at the rate of 1.3646 shares of Company common stock per Trust Preferred Security. This conversion rate is subject to adjustment to prevent dilution and is currently equivalent to a conversion price of $36.64 per share of Company common stock. The Trust Preferred Securities are mandatorily redeemable upon maturity of the Debentures on August 15, 2029, and on a proportionate basis to the extent of any earlier redemption of any Debenture by the Company. The Debentures are redeemable by the Company at any time after August 15, 2002.

     The estimated fair market value of the Trust Preferred Securities, based on quoted market prices at December 31, 1999, was $134.8 million.

6. INCOME TAXES:

     Income (loss) before income taxes is composed of the following:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1999       1998        1997
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
U.S. Federal...........................................  $41,178    $(88,376)   $62,421
Foreign................................................   10,837          --         --
                                                         -------    --------    -------
          Total........................................  $52,015    $(88,376)   $62,421
                                                         =======    ========    =======

                          NEWFIELD EXPLORATION COMPANY

     The total provision for income taxes consists of the following:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1999       1998        1997
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
Current taxes:
  U.S. Federal.........................................  $ 1,105    $     --    $    --
Deferred taxes:
  U.S. Federal.........................................   13,668     (30,677)    21,818
  Foreign..............................................    4,038          --         --
                                                         -------    --------    -------
                                                         $18,811    $(30,677)   $21,818
                                                         =======    ========    =======

     The components of deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31, 1999     DECEMBER 31, 1998
                                                          --------------------   -----------------
                                                            U.S.     AUSTRALIA         U.S.
                                                          --------   ---------   -----------------
                                                                       (IN THOUSANDS)
Deferred tax asset:
  Alternative minimum tax credit........................  $  2,953    $    --        $  1,848
  Net operating loss carry forwards.....................    23,961      4,646          41,539
  Other, net............................................     1,834         --           1,897
                                                          --------    -------        --------
          Gross Deferred Tax Asset......................    28,748      4,646          45,284
  Valuation allowance...................................        --     (2,326)             --
                                                          --------    -------        --------
          Net Deferred Tax Asset........................    28,748      2,320          45,284
                                                          --------    -------        --------
Deferred Tax Liability:
  Oil and gas properties................................   (65,549)        --         (76,455)
                                                          --------    -------        --------
Net deferred tax asset (liability)......................   (36,801)     2,320         (31,171)
Less current deferred tax asset.........................        --      2,320              --
                                                          --------    -------        --------
Noncurrent deferred tax liability.......................  $(36,801)   $    --        $(31,171)
                                                          ========    =======        ========

     U.S. deferred taxes have not been provided on foreign income of $10.8 million, which is permanently reinvested in Australia. The Company currently does not have any foreign tax credits which would be available to reduce U.S. taxes on such income if it was repatriated.

     As of December 31, 1999, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $63.5 million that may be used in future years to offset taxable income. Utilization of the Company's NOL carryforwards are subject to annual limitations due to certain stock ownership changes that have occurred or may occur. To the extent not utilized, the NOL carryforwards will begin to expire in 2018.

     The $2.3 million Australian current deferred tax asset is included in other current assets on the consolidated balance sheet. The Company expects to realize its deferred tax assets through future taxable income.

7. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into a non-cancellable operating lease agreement for office space in Houston, Texas. The lease term expires in October 2005, with two options to renew the lease for five years each. In addition, the Company enters into various other equipment leases as part of its operations.

                          NEWFIELD EXPLORATION COMPANY

     Future minimum lease payments required as of December 31, 1999 related to these operating leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
(IN THOUSANDS)
2000......................................................   $ 3,043
2001......................................................     3,095
2002......................................................     3,158
2003......................................................     2,108
2004......................................................     1,539
Thereafter................................................     1,332
                                                             -------
          Total minimum lease payments....................   $14,275
                                                             =======

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $2.8 million, $1.9 million and $0.6 million, respectively.

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, cash flows or results of operations of the Company.

8. STOCK-BASED COMPENSATION:

     The Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans.

  Stock Option Plans

     The Company has granted options pursuant to its 1989, 1990, 1991, 1993, 1995 and 1998 stock option plans (collectively, the "Stock Option Plans"). Options that have been granted and are outstanding generally expire 10 years from the date of grant and become exercisable at the rate of 20% per year.

                          NEWFIELD EXPLORATION COMPANY

     The following is a summary of all stock option activity for 1997, 1998 and 1999:

                                                            NUMBER OF         WEIGHTED
                                                              SHARES          AVERAGE
                                                            UNDERLYING        EXERCISE
                                                             OPTIONS           PRICE
                                                            ----------        --------
Outstanding at December 31, 1996..........................   3,482,700         $ 6.39
  Granted.................................................     285,000          22.16
  Exercised...............................................    (375,070)          5.25
  Forfeited...............................................        (640)         13.94
                                                            ----------         ------
Outstanding at December 31, 1997..........................   3,391,990           7.84
  Granted.................................................     959,900          20.81
  Exercised...............................................    (296,570)          5.13
  Forfeited...............................................    (133,900)         21.22
                                                            ----------         ------
Outstanding at December 31, 1998..........................   3,921,420          10.76
  Granted.................................................     308,000          27.38
  Exercised...............................................  (1,243,960)          5.80
  Forfeited...............................................     (83,800)         18.68
                                                            ----------         ------
Outstanding at December 31, 1999..........................   2,901,660         $14.43
                                                            ==========         ======
Exercisable at December 31, 1997..........................   2,291,480         $ 4.73
                                                            ==========         ======
Exercisable at December 31, 1998..........................   2,442,030         $ 5.52
                                                            ==========         ======
Exercisable at December 31, 1999..........................   1,534,420         $ 8.16
                                                            ==========         ======

     At December 31, 1999, the Company had an additional 534,140 options available for grant. If granted, these additional options will be exercisable at a price not less than the fair market value per share of the Company's common stock on the date of grant. The weighted average fair value of options granted during 1999, 1998 and 1997 was $12.68, $8.92 and $10.15, respectively.

     The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997: no dividend yield for all years; expected volatility of 33.77%, 30.57% and 31.56%, respectively; risk-free interest rates of 5.97%, 5.55% and 6.47%, respectively; and an expected option life of 6.50 years for all years.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
------------------------------------------------------------------   ----------------------------
                                 WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
    RANGE OF                        REMAINING          AVERAGE                        AVERAGE
EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
----------------   -----------   ----------------   --------------   -----------   --------------
$ 3.50 to $ 5.62    1,070,000       2.3 years           $ 3.92        1,070,000        $ 3.92
 10.94 to  14.78      370,260       5.8 years            13.76          229,740         13.68
 15.04 to  20.94      468,800       8.3 years            17.28           56,000         18.84
 21.06 to  32.88      992,600       8.4 years            24.66          178,680         23.15
----------------    ---------       ---------           ------        ---------        ------
$ 3.50 to $32.88    2,901,660       5.8 years           $14.43        1,534,420        $ 8.16

     Common stock issued through the exercise of stock options results in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax

                          NEWFIELD EXPLORATION COMPANY
expense. The exercise of stock options during 1999, 1998 and 1997 resulted in a deferred tax benefit to the Company of approximately $8.0 million, $1.9 million and $2.3 million, respectively.

  Employee Stock Purchase Plan

     The Company's employee stock purchase plan (the "Stock Purchase Plan") permits eligible employees to acquire common stock. Under the Stock Purchase Plan, the Company is authorized to issue up to 200,000 shares of common stock.

     For each six month period beginning on January 1 or July 1 during the term of the Stock Purchase Plan, each eligible employee has the opportunity to purchase common stock for a purchase price equal to 85% of the lesser of the fair market value of the common stock on (i) the first day of the period or (ii) the last day of the period. No employee may purchase common stock under the Stock Purchase Plan valued at more than $25,000 for each calendar year.

     Under the Stock Purchase Plan, the Company has sold 24,945 shares, 25,369 shares and 23,124 shares to employees in 1999, 1998 and 1997, respectively, which had weighted average prices of $19.73, $18.72 and $17.48, respectively. In accordance with APB Opinion No. 25, the Company has not recognized any compensation expense with respect to the Stock Purchase Plan.

     The weighted average fair value of the option to purchase stock during 1999, 1998 and 1997 was $6.34, $5.92 and $7.15, respectively. The fair value of each option granted under the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997: no dividend yield for all years; expected volatility of 33.77%, 30.57% and 31.56%, respectively; risk-free interest rates of 4.78%, 5.01% and 6.47%, respectively; and an expected option life of six months for all years.

  Pro Forma Net Income and Net Income Per Common Share

     If the fair value based method of accounting in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") had been applied, the Company's net income and earnings per common share for 1999, 1998 and 1997 would have approximated the pro forma amounts below:

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1999         1998          1997
                                                           ----------   -----------   ----------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Net Income (loss): As reported...........................   $33,204      $(57,699)     $40,603
                   Pro forma.............................    31,242       (59,275)      39,613
Basic earnings (loss) per common share - As reported.....   $  0.81      $  (1.55)     $  1.14
                                         Pro forma.......      0.76         (1.59)        1.11
Diluted earnings (loss) per common share - As reported...   $  0.79      $  (1.55)     $  1.07
                                           Pro forma.....      0.74         (1.59)        1.04

     The effects of applying Statement No. 123 in this pro forma disclosure are not indicative of future amounts. Statement No. 123 does not apply to awards prior to 1995. The Company anticipates making awards in the future under its stock-based compensation plans.

  Restricted Stock

     The Company has adopted three plans pursuant to which restricted shares of common stock may be granted.

                          NEWFIELD EXPLORATION COMPANY

     Under the Newfield Exploration Company 1995 Omnibus Stock Plan (the "1995 Omnibus Plan"), the Company may grant to employees (including an officer or a director who is also an employee) as restricted common stock all or a portion of 400,000 shares of common stock reserved under the 1995 Omnibus Plan. In 1999, 1998 and 1997 the Company issued 29,000, 107,100 and 35,400 shares, respectively, of restricted common stock that fully vest after 9 years. Vesting may, however, be accelerated if certain performance-based criteria are met.

     Under the Newfield Exploration Company 1995 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan"), subject to a maximum of 50,000 shares, each non-employee director who is in office immediately after each annual meeting of stockholders of the Company shall receive a number of restricted shares determined by dividing $30,000 by the fair market value on the date of the annual meeting of stockholders, subject to the terms of the Non-Employee Director Plan. The forfeiture restrictions with respect to all restricted shares granted since the last annual meeting of stockholders lapse on the day before the first annual meeting of stockholders following the date of issuance of such shares, provided that the holder remains a director until such time. The Company issued 8,211 shares to seven Non-Employee Directors in 1999, 8,568 shares to seven Non-Employee Directors in 1998, and 10,422 shares to seven Non-Employee Directors in 1997.

     Under the Newfield Exploration Company 1998 Omnibus Stock Plan (the "1998 Omnibus Plan") the Company may, subject to certain restrictions, grant to employees (including an officer or director who is also an employee) as restricted common stock all or a portion of 250,000 shares of common stock reserved under the 1998 Omnibus Plan.

     In accordance with APB Opinion No. 25, the Company recognized unearned compensation for the fair value of the restricted common stock in the amount of $1.0 million for 1999, $2.7 million for 1998 and $1.0 million for 1997. This amount is charged to stockholders' equity and recognized as compensation expense over the applicable vesting period, in the amount of $0.9 million for 1999, $2.0 million for 1998 and $0.8 million for 1997. The weighted average price for 37,211 shares of restricted common stock issued in 1999 is $27.75. The weighted average price for 115,668 shares of restricted common stock issued in 1998 is $23.40. The weighted average price for 45,822 shares of restricted common stock issued in 1997 is $22.65.

9. EMPLOYEE BENEFIT PLANS:

     The Company sponsors a 401(k) Profit Sharing Plan (the "401(k) Plan") under
Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company other than employees of the Company's Australian subsidiaries. The Company matches $1.00 for each $1.00 of employee deferral, with the Company's contribution not to exceed 8% of an employee's salary, subject to limitations imposed by the Internal Revenue Service. The Company's contributions to the 401(k) Plan totaled $605,000, $546,000 and $466,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company also sponsors the Newfield Employee 1993 Incentive Compensation Plan (the "Plan"), which is a non-qualified plan funded by amounts equal to revenues that would be attributable to a 1% overriding royalty interest on acquired proved properties and a 2% overriding royalty interest from exploration properties. Such amounts are attributable to both the Company's interest and the interest of certain working interest owners in these properties. Amounts available for distribution under the Plan and attributable to the overriding royalty interests bearing against the Company are limited to 5% of the Company's adjusted net income as defined in the Plan. The Plan is administered by the Compensation Committee of the Board of Directors with award amounts recommended by the Chief Executive Officer of the Company, based on the performance of the Company and the eligible employees during the performance period. All employees of the Company are eligible for awards if employed on both October 1 and December 31 of the performance period. Awards may have both a current and a deferred component of compensation. Eligible employees may elect for deferred amounts to be paid in common stock instead of cash. If the eligible employee elects for a deferred

                          NEWFIELD EXPLORATION COMPANY
amount to be paid in common stock, the number of shares of common stock to be awarded is determined by using the fair market value of common stock on the date of the award. Total expense under the Plan for the years ended December 31, 1999, 1998 and 1997 were $3.9 million, $1.9 million and $5.3 million, respectively.

     During 1997, the Company implemented a highly compensated employee Deferred Compensation Plan (the "Deferred Plan"). This non-qualified plan allows an eligible employee to defer a portion of the employee's salary or bonus on an annual basis. The Company matches $1.00 for each $1.00 of employee deferral, with the Company's contribution not to exceed 8% of an employee's salary, subject to limitations imposed by the Deferred Plan. The Company's contribution is reduced by the amount of contribution made by the Company to the 401(k) Plan for each participant. The Company's contributions to the Deferred Plan totaled $34,000, $30,000 and $22,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

10. STOCKHOLDER RIGHTS PLAN:

     In 1999, the Company adopted a stockholder rights plan. The plan is designed to ensure that all Newfield stockholders receive fair and equal treatment in the event of a proposed takeover of the Company. It includes safeguards against partial or two-tiered tender offers, squeeze-out mergers and other abusive takeover tactics.

     The plan provides for the issuance of one right for each outstanding share of the Company's common stock. The rights will become exercisable only if a person or group acquires 20% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company's voting stock.

     Each right will entitle the holder to buy one one-thousandth (1/1000) of a share of a new series of junior participating preferred stock at an exercise price of $85 per right, subject to antidilution adjustments. Each one one-thousandth of a share of this new preferred stock has the dividend and voting rights of, and is designed to be substantially equivalent to, one share of common stock. The Company's Board of Directors may, at its option, redeem all rights for $0.01 per right at any time prior to the acquisition of 20% or more of the Company's stock by a person or group.

     If a person or group acquires 20% or more of the Company's outstanding voting stock, each right will entitle holders, other than the acquiring party, to purchase common stock of the Company having a market value of $170 for a purchase price of $85, subject to antidilution adjustments.

     The plan also includes an exchange option. If a person or group acquires 20% or more, but less than 50% of the outstanding voting stock, the Board of Directors may at its option exchange the rights in whole or part for shares of common stock of the Company. Under this option, the Company would issue one share of common stock, or one one-thousandth of a share of new preferred stock, for each two shares of common stock for which a right is then exercisable. This exchange would not apply to rights held by the person or group holding 20% or more of the Company's voting stock.

     If, after the rights have become exercisable, the Company merges or otherwise combines with another entity, or sells assets constituting more than 50% of its assets or producing more than 50% of its earning power or cash flow, each right then outstanding will entitle its holder to purchase for $85, subject to antidilution adjustments, a number of the acquiring party's common shares having a market value of twice that amount.

     This plan will not prevent, nor is it intended to prevent, a takeover of the Company. Since the rights may be redeemed by the Board under certain circumstances, they should not interfere with any merger or other business combination approved by the Board. The issuance of the rights does not in any way diminish the financial strength of the Company or interfere with its business plans. The issuance of the rights has no dilutive effect, does not affect reported earnings per share or change the way the common stock of the Company is currently traded.

                          NEWFIELD EXPLORATION COMPANY

11. GEOGRAPHIC INFORMATION:

                                                                                  OTHER
                                                  UNITED STATES   AUSTRALIA   INTERNATIONAL    TOTAL
                                                  -------------   ---------   -------------   --------
                                                                     (IN THOUSANDS)
1999
------------------------------------------------
Oil and gas revenues............................    $259,681       $22,286       $    --      $281,967
Operating expenses:
  Lease operating...............................      38,562         6,999            --        45,561
  Production and other taxes....................         699         1,516            --         2,215
  Depreciation, depletion and amortization......     149,350         3,294            --       152,644
  Allocated income taxes........................      24,875         3,772            --
                                                    --------       -------       -------
     Net income from oil and gas operations.....    $ 46,195       $ 6,705       $    --
                                                    ========       =======       =======
  General and administrative (exclusive of stock
     compensation)..............................                                                14,405
  Stock compensation............................                                                 1,999
                                                                                              --------
          Total operating expenses..............                                               216,824
                                                                                              --------
Income from operations..........................                                                65,143
  Interest expense, net.........................                                               (13,128)
                                                                                              --------
Income before income taxes......................                                              $ 52,015
                                                                                              ========
Total Long-Lived Assets.........................    $630,316       $ 4,096       $10,430      $644,842
                                                    ========       =======       =======      ========
Additions to Long-Lived Assets..................    $201,143       $ 7,390       $ 1,266      $209,799
                                                    ========       =======       =======      ========
1998
------------------------------------------------
Oil and gas revenues............................    $195,685       $    --       $    --      $195,685
Operating expenses:
  Lease operating...............................      35,345            --            --        35,345
  Production and other taxes....................          --            --            --            --
  Depreciation, depletion and amortization......     123,147            --            --       123,147
  Ceiling test writedown........................     104,955            --            --       104,955
  Allocated income taxes........................     (23,717)           --            --
                                                    --------       -------       -------
     Net loss from oil and gas operations.......    $(44,405)           --            --
                                                    ========       =======       =======
  General and administrative (exclusive of stock
     compensation)..............................                                                 9,848
  Stock compensation............................                                                 2,222
                                                                                              --------
          Total operating expenses..............                                               275,517
                                                                                              --------
Loss from operations............................                                               (79,832)
  Interest expense, net.........................                                                (8,544)
                                                                                              --------
Loss before income taxes........................                                              $(88,376)
                                                                                              ========
Total Long-Lived Assets.........................    $569,259       $    --       $ 9,164      $578,423
                                                    ========       =======       =======      ========
Additions to Long-Lived Assets..................    $309,260       $    --       $ 1,512      $310,772
                                                    ========       =======       =======      ========

                          NEWFIELD EXPLORATION COMPANY

                                                                                  OTHER
                                                  UNITED STATES   AUSTRALIA   INTERNATIONAL    TOTAL
                                                  -------------   ---------   -------------   --------
                                                                     (IN THOUSANDS)
1997
------------------------------------------------
Oil and gas revenues............................    $199,399       $    --       $    --      $199,399
Operating expenses:
  Lease operating...............................      24,308            --            --        24,308
  Production and other taxes....................          --            --            --            --
  Depreciation, depletion and amortization......      94,000            --            --        94,000
  Ceiling test writedown........................          --            --         4,254         4,254
  Allocated income taxes........................      28,382            --            --
                                                    --------       -------       -------
     Net income (loss) from oil and gas
       operations...............................    $ 52,709       $    --        (4,254)
                                                    ========       =======       =======
  General and administrative (exclusive of stock
     compensation)..............................                                                11,093
  Stock compensation............................                                                 1,177
                                                                                              --------
          Total operating expenses..............                                               134,832
                                                                                              --------
Income from operations..........................                                                64,567
  Interest expense, net.........................                                                (2,146)
                                                                                              --------
Income before income taxes......................                                              $ 62,421
                                                                                              ========
Total Long-Lived Assets.........................    $476,104       $    --       $ 7,850      $483,954
                                                    ========       =======       =======      ========
Additions to Long-Lived Assets..................    $241,055       $    --       $12,104      $253,159
                                                    ========       =======       =======      ========

12. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Cash payments:
  Interest payments (includes interest on the senior notes
     and dividends on the convertible preferred securities,
     net of interest capitalized of $2,376, $4,369 and
     $3,481 during 1999, 1998 and 1997, respectively).......  $11,598   $ 7,478   $ 1,196
  Income tax payments.......................................       --        --        --
Non-cash items excluded from the statement of cash flows:
  Increase (decrease) in accrued capital expenditures.......  $ 9,261   $(7,059)  $10,850
  Other.....................................................     (179)      (23)      (50)

13. SUBSEQUENT EVENTS:

     In February 2000, the Company closed the acquisition of interests in producing gas assets in South Texas for $142 million. The producing gas fields are located in Hidalgo, Brooks and Kenedy counties. The effective date of the transaction is January 1, 2000.

                          NEWFIELD EXPLORATION COMPANY

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The results of operations by quarter for the years ended December 31, 1999 and 1998 are as follows:

                                                                 1999 QUARTER ENDED
                                                   -----------------------------------------------
                                                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                   --------   -------   ------------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Oil and gas revenues.............................  $52,889    $60,188     $78,648        $90,242
Income from operations...........................    3,236      9,886      22,699         29,322
Net income (loss)................................     (170)     4,375      12,405         16,594
Basic earnings per common share..................  $  0.00    $  0.11     $  0.30        $  0.40
Diluted earnings per common share................  $  0.00    $  0.10     $  0.29        $  0.39

                                                                 1998 QUARTER ENDED
                                                   -----------------------------------------------
                                                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                   --------   -------   ------------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Oil and gas revenues.............................  $49,982    $49,902     $45,296       $  50,505
Income (loss) from operations (1)................   11,696      7,785       4,377        (103,690)
Net income (loss)(1).............................    6,712      3,772         850         (69,033)
Basic earnings (loss) per common share (1).......  $  0.19    $  0.10     $  0.02       $   (1.71)
Diluted earnings (loss) per common share (1).....  $  0.18    $  0.10     $  0.02       $   (1.71)

---------------

(1) A non-cash full cost ceiling test writedown of oil and gas properties totaling $105.0 million (resulting in a charge to earnings of $68.3 million after-tax) was recognized at December 31, 1998.

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
               SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED

     Costs incurred for oil and gas property acquisition, exploration and development activities for each of the three years in the period ended December 31, 1999 are as follows:

                                                                                    OTHER
                                             UNITED STATES   AUSTRALIA    CHINA    FOREIGN    TOTAL
                                             -------------   ---------   -------   -------   --------
                                                                  (IN THOUSANDS)
1999
-------------------------------------------
Property acquisition:
  Unproved.................................  $       5,849    $   --     $    --   $   --    $  5,849
  Proved...................................         77,673     2,490          --       --      80,163
Exploration................................         46,343     3,852         641      625      51,461
Development................................         71,278     1,048          --       --      72,326
                                             -------------    ------     -------   ------    --------
          Total costs incurred.............  $     201,143    $7,390     $   641   $  625    $209,799
                                             =============    ======     =======   ======    ========
1998
-------------------------------------------
Property acquisition:
  Unproved.................................  $       3,400    $   --     $    --   $   --    $  3,400
  Proved...................................         86,219        --          --       --      86,219
Exploration................................         63,802        --         510    1,002      65,314
Development................................        155,839        --          --       --     155,839
                                             -------------    ------     -------   ------    --------
          Total costs incurred.............  $     309,260    $   --     $   510   $1,002    $310,772
                                             =============    ======     =======   ======    ========
1997
-------------------------------------------
Property acquisition:
  Unproved.................................  $      31,541    $   --     $ 6,770   $  426    $ 38,737
  Proved...................................         30,368        --          --       --      30,368
Exploration................................         61,825        --       4,908       --      66,733
Development................................        117,321        --          --       --     117,321
                                             -------------    ------     -------   ------    --------
          Total costs incurred.............  $     241,055    $   --     $11,678   $  426    $253,159
                                             =============    ======     =======   ======    ========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     Capitalized costs for oil and gas producing activities consist of the following at the end of each of the three years in the period ended December 31, 1999:

                                              UNITED                           OTHER
                                              STATES     AUSTRALIA   CHINA    FOREIGN     TOTAL
                                            ----------   ---------   ------   -------   ----------
                                                                (IN THOUSANDS)
DECEMBER 31, 1999
------------------------------------------
Proved properties.........................  $1,135,225    $ 3,538    $   --   $   --    $1,138,763
Unproved properties.......................      57,850      3,852     8,575    1,855        72,132
                                            ----------    -------    ------   ------    ----------
                                             1,193,075      7,390     8,575    1,855     1,210,895
Accumulated depreciation, depletion and
  amortization............................    (562,759)    (3,294)       --       --      (566,053)
                                            ----------    -------    ------   ------    ----------
Net capitalized cost......................  $  630,316    $ 4,096    $8,575   $1,855    $  644,842
                                            ==========    =======    ======   ======    ==========
DECEMBER 31, 1998
------------------------------------------
Proved properties.........................  $  960,127    $    --    $   --   $   --    $  960,127
Unproved properties.......................      23,338         --     7,934    1,230        32,502
                                            ----------    -------    ------   ------    ----------
                                               983,465         --     7,934    1,230       992,629
Accumulated depreciation, depletion and
  amortization............................    (414,206)        --        --       --      (414,206)
                                            ----------    -------    ------   ------    ----------
Net capitalized cost......................  $  569,259    $    --    $7,934   $1,230    $  578,423
                                            ==========    =======    ======   ======    ==========
DECEMBER 31, 1997
------------------------------------------
Proved properties.........................  $  714,850    $    --    $   --   $   --    $  714,850
Unproved properties.......................      52,885         --     7,424      426        60,735
                                            ----------    -------    ------   ------    ----------
                                               767,735         --     7,424      426       775,585
Accumulated depreciation, depletion and
  amortization............................    (291,631)        --        --       --      (291,631)
                                            ----------    -------    ------   ------    ----------
Net capitalized cost......................  $  476,104    $    --    $7,424   $  426    $  483,954
                                            ==========    =======    ======   ======    ==========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

     Subsequent to December 31, 1999, the Company acquired interests in producing gas assets in South Texas which include substantial proved developed and proved undeveloped reserves.

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES

     The following table sets forth the Company's net proved reserves (at 14.73 pounds per square inch absolute), including the changes therein, and proved developed reserves at the end of each of the three years in the period ended December 31, 1999, as estimated by the Company's petroleum engineering staff:

                                  OIL, CONDENSATE AND
                              NATURAL GAS LIQUIDS (MBBLS)        NATURAL GAS (MMCF)                  TOTAL (BCFE)
                              ---------------------------   -----------------------------   -------------------------------
                               U.S.    AUSTRALIA   TOTAL     U.S.     AUSTRALIA    TOTAL      U.S.     AUSTRALIA    TOTAL
                              ------   ---------   ------   -------   ---------   -------   --------   ---------   --------
PROVED DEVELOPED AND
  UNDEVELOPED RESERVES:
DECEMBER 31, 1996...........  13,659        --     13,659   241,385       --      241,385    323,339        --      323,339
  Revisions of previous
    estimates...............       6        --          6     3,014       --        3,014      3,050        --        3,050
  Extensions, discoveries
    and other additions.....   3,716        --      3,716    83,783       --       83,783    106,079        --      106,079
  Purchases of properties...   2,426        --      2,426    66,594       --       66,594     81,150        --       81,150
  Sales of properties.......     (76)       --        (76)   (3,790)      --       (3,790)    (4,246)       --       (4,246)
  Production................  (3,424)       --     (3,424)  (53,505)      --      (53,505)   (74,049)       --      (74,049)
                              ------     -----     ------   -------      ---      -------   --------    ------     --------
DECEMBER 31, 1997...........  16,307        --     16,307   337,481       --      337,481    435,323        --      435,323
  Revisions of previous
    estimates...............    (246)       --       (246)    1,981       --        1,981        505        --          505
  Extensions, discoveries
    and other additions.....   1,635        --      1,635    83,777       --       83,777     93,589        --       93,589
  Purchases of properties...   1,118        --      1,118    65,672       --       65,672     72,381        --       72,381
  Sales of properties.......      --        --         --        --       --           --         --        --           --
  Production................  (3,643)       --     (3,643)  (66,634)      --      (66,634)   (88,494)       --      (88,494)
                              ------     -----     ------   -------      ---      -------   --------    ------     --------
DECEMBER 31, 1998...........  15,171        --     15,171   422,277       --      422,277    513,304        --      513,304
  Revisions of previous
    estimates...............     499        --        499    (4,359)      --       (4,359)    (1,365)       --       (1,365)
  Extensions, discoveries
    and other additions.....   1,600        --      1,600    52,210       --       52,210     61,808        --       61,808
  Purchases of properties...   6,780     7,000     13,780    60,517       --       60,517    101,195    42,000      143,195
  Sales of properties.......    (926)       --       (926)   (3,112)      --       (3,112)    (8,668)       --       (8,668)
  Production................  (3,487)     (867)    (4,354)  (87,360)      --      (87,360)  (108,282)   (5,202)    (113,484)
                              ------     -----     ------   -------      ---      -------   --------    ------     --------
DECEMBER 31, 1999...........  19,637     6,133     25,770   440,173       --      440,173    557,992    36,798      594,790
                              ======     =====     ======   =======      ===      =======   ========    ======     ========
PROVED DEVELOPED RESERVES:
  December 31, 1996.........  11,820        --     11,820   199,452       --      199,452    270,372        --      270,372
  December 31, 1997.........  15,712        --     15,712   252,018       --      252,018    346,290        --      346,290
  December 31, 1998.........  14,648        --     14,648   388,040       --      388,040    475,927        --      475,927
  December 31, 1999.........  17,123     6,133     23,256   376,820       --      376,820    479,558    36,798      516,356

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following information has been developed utilizing procedures prescribed by Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" ("FAS 69") and based on natural gas and crude oil reserve and production volumes estimated by the Company's petroleum engineering staff. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

     The Company believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in the calculations; (3) a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

     Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate is required by FAS 69.

     Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                               U.S.      AUSTRALIA     TOTAL
                                                            ----------   ---------   ----------
                                                                      (IN THOUSANDS)
1999
----------------------------------------------------------
Future cash inflows.......................................  $1,552,273   $156,247    $1,708,520
Less related future:
  Production costs........................................    (239,010)   (95,252)     (334,262)
  Development and abandonment costs.......................    (205,402)   (31,324)     (236,726)
                                                            ----------   --------    ----------
Future net cash flows before income taxes.................   1,107,861     29,671     1,137,532
10% annual discount for estimating timing of cash flows...    (223,720)      (519)     (224,239)
                                                            ----------   --------    ----------
Standardized measure of discounted future net cash flows
  before income taxes.....................................     884,141     29,152       913,293
Future income tax expense, net of 10% annual discount.....    (171,076)    (9,698)     (180,774)
                                                            ----------   --------    ----------
Standardized measure of discounted future net cash
  flows...................................................  $  713,065   $ 19,454    $  732,519
                                                            ==========   ========    ==========
1998
----------------------------------------------------------
Future cash inflows.......................................  $1,047,290   $     --    $1,047,290
Less related future:
  Production costs........................................    (203,717)        --      (203,717)
  Development and abandonment costs.......................    (162,005)        --      (162,005)
                                                            ----------   --------    ----------
Future net cash flows before income taxes.................     681,568         --       681,568
10% annual discount for estimating timing of cash flows...    (131,750)        --      (131,750)
                                                            ----------   --------    ----------
Standardized measure of discounted future net cash flows
  before income taxes.....................................     549,818         --       549,818
Future income tax expense, net of 10% annual discount.....     (98,662)        --       (98,662)
                                                            ----------   --------    ----------
Standardized measure of discounted future net cash
  flows...................................................  $  451,156   $     --    $  451,156
                                                            ==========   ========    ==========
1997
----------------------------------------------------------
Future cash inflows.......................................  $1,150,023   $     --    $1,150,023
Less related future:......................................                     --
  Production costs........................................    (159,619)        --      (159,619)
  Development and abandonment costs.......................    (170,537)        --      (170,537)
                                                            ----------   --------    ----------
Future net cash flows before income taxes.................     819,867         --       819,867
10% annual discount for estimating timing of cash flows...    (165,198)        --      (165,198)
                                                            ----------   --------    ----------
Standardized measure of discounted future net cash flows
  before income taxes.....................................     654,669         --       654,669
Future income tax expense, net of 10% annual discount.....    (151,721)        --      (151,721)
                                                            ----------   --------    ----------
Standardized measure of discounted future net cash
  flows...................................................  $  502,948   $     --    $  502,948
                                                            ==========   ========    ==========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                                U.S.     AUSTRALIA    TOTAL
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
1999
------------------------------------------------------------
Beginning of the period.....................................  $451,156   $     --    $451,156
                                                              --------   --------    --------
Revisions of previous estimates:
  Changes in prices and costs...............................   229,539         --     229,539
  Changes in quantities.....................................    (2,553)        --      (2,553)
  Changes in future development costs.......................    (4,069)        --      (4,069)
Development costs incurred during the period................    21,658         --      21,658
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related costs.....   100,907         --     100,907
Purchases of reserves in place..............................   145,515     33,225     178,740
Accretion of discount.......................................    54,982         --      54,982
Sales of oil and gas, net of production costs...............  (220,420)   (13,771)   (234,191)
Net change in income taxes..................................   (72,414)        --     (72,414)
Production timing and other.................................     8,764         --       8,764
                                                              --------   --------    --------
Net increase................................................   261,909     19,454     281,363
                                                              --------   --------    --------
End of the period...........................................  $713,065   $ 19,454    $732,519
                                                              ========   ========    ========
1998
------------------------------------------------------------
Beginning of the period.....................................  $502,948   $     --    $502,948
                                                              --------   --------    --------
Revisions of previous estimates:
  Changes in prices and costs...............................  (226,749)        --    (226,749)
  Changes in quantities.....................................       662         --         662
  Changes in future development costs.......................     5,401         --       5,401
Development costs incurred during the period................    55,153         --      55,153
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related costs.....   117,837         --     117,837
Purchases of reserves in place..............................    48,889         --      48,889
Accretion of discount.......................................    65,467         --      65,467
Sales of oil and gas, net of production costs...............  (160,340)        --    (160,340)
Net change in income taxes..................................    53,059         --      53,059
Production timing and other.................................   (11,171)        --     (11,171)
                                                              --------   --------    --------
Net decrease................................................   (51,792)        --     (51,792)
                                                              --------   --------    --------
End of the period...........................................  $451,156   $     --    $451,156
                                                              ========   ========    ========
1997
------------------------------------------------------------
Beginning of the period.....................................  $611,928   $     --    $611,928
                                                              --------   --------    --------
Revisions of previous estimates:
  Changes in prices and costs...............................  (356,858)        --    (356,858)
  Changes in quantities.....................................     5,535         --       5,535
  Changes in future development costs.......................    (7,464)        --      (7,464)
Development costs incurred during the period................    35,810         --      35,810
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related costs.....   136,977         --     136,977
Purchases of reserves in place..............................   101,266         --     101,266
Accretion of discount.......................................    85,982         --      85,982
Sales of oil and gas, net of production costs...............  (175,091)        --    (175,091)
Net change in income taxes..................................    96,168         --      96,168
Production timing and other.................................   (31,305)        --     (31,305)
                                                              --------   --------    --------
Net decrease................................................  (108,980)        --    (108,980)
                                                              --------   --------    --------
End of the period...........................................  $502,948   $     --    $502,948
                                                              ========   ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     For information concerning Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Related Transactions, see the definitive Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held on May 4, 2000 which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I -- Item 4A. Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS:

     The following financial statements of Newfield and the report of management and Newfield's independent accountants thereon are included in this Form 10-K:

     Management Report on Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheet as of the fiscal years ended December 31, 1999 and 1998

     Consolidated Statement of Income for each of the three years in the period ended December 31, 1999

     Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 1999

     Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1999

     Notes to the Consolidated Financial Statements

     2. EXHIBITS

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
          *3.1           -- Second Restated Certificate of Incorporation of Newfield
           3.2           -- Certificate of Amendment to Second Restated Certificate
                            of Incorporation of Newfield dated May 15, 1997
                            (incorporated by reference to Exhibit 3.1.1 to the
                            Company's Registration Statement on Form S-3
                            (Registration No. 333-32582))
          *3.3           -- Restated Bylaws of Newfield as amended by Amendment No. 1 thereto adopted January 31, 2000.
           3.4           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock, par value $0.01 per share,
                            setting forth the terms of the Series A Junior
                            Participating Preferred Stock, par value $0.01 per share
                            (incorporated by reference to Exhibit 3.5 to Newfield's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998 (File No. 1-12534))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
           4.1           -- Rights Agreement, dated as of February 12, 1999, between
                            Newfield and ChaseMellon Shareholder Services L.L.C., as
                            Rights Agent, specifying the terms of the Rights to
                            Purchase Series A Junior Participating Preferred Stock,
                            par value $0.01 per share, of Newfield (incorporated by
                            reference to Exhibit 1 to Newfield's Registration
                            Statement on Form 8-A filed with the Securities and
                            Exchange Commission on February 18, 1999 (File No.
                            1-12534))
           4.2           -- Indenture dated as of October 15, 1997 among Newfield, as issuer, and First Union National Bank, as trustee
                            (incorporated by reference to Exhibit 4.3 to Newfield's
                            Registration Statement on Form S-4 (Registration No.
                            333-39563))
           4.3           -- Amended and Restated Trust Agreement of Newfield
                            Financial Trust I, dated as of August 13, 1999
                            (incorporated by reference to Exhibit 4.1 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on August 13, 1999 (File No. 1-12534)
           4.4           -- Form of Preferred Security of Newfield Financial Trust I
                            (incorporated by reference to Exhibit 4.2 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on August 13, 1999 (File No. 1-12534)
           4.5           -- Junior Subordinated Convertible Indenture, dated as of
                            August 13, 1999, between Newfield and First Union
                            National Bank, as Trustee (incorporated by reference to
                            Exhibit 4.3 of Newfield's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            August 13, 1999 (File No. 1-12534)
           4.6           -- Form of 6 1/2% Junior Subordinated Convertible Debenture,
                            Series A due 2029 (incorporated by reference to Exhibit
                            4.4 of Newfield's Current Report on Form 8-K filed with
                            the Securities and Exchange Commission on August 13, 1999
                            (File No. 1-12534)
           4.7           -- Guarantee Agreement, dated as of August 13, 1999,
                            relating to Newfield Financial Trust I (incorporated by
                            reference to Exhibit 4.5 of Newfield's Current Report on
                            Form 8-K filed with the Securities and Exchange
                            Commission on August 13, 1999 (File No. 1-12534)
         +10.1           -- Newfield Exploration Company 1989 Stock Option Plan
                            (incorporated by reference to Exhibit 10.1 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.2           -- Newfield Exploration Company 1990 Stock Option Plan
                            (incorporated by reference to Exhibit 10.2 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.3           -- Newfield Exploration Company 1991 Stock Option Plan
                            (incorporated by reference to Exhibit 10.3 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.4           -- Newfield Exploration Company 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.4 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.5           -- Newfield Employee 1993 Incentive Compensation Plan
                            (incorporated by reference to Exhibit 10.5 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.6           -- Newfield Exploration Company 1995 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 4.1 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            33-92182))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
          10.7           -- Amended and Restated Credit Agreement dated as of October
                            9, 1997 among Newfield, The Chase Manhattan Bank, as
                            Agent, and the Banks signatory thereto (without Exhibits)
                            (incorporated by reference to Exhibit 10.1 to Newfield's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended September 30, 1997 (File No. 1-12534))
          10.8           -- First Amendment to Amended and Restated Credit Agreement
                            dated as of August 20, 1998 among Newfield, The Chase
                            Manhattan Bank, as Agent, and the Banks signatory thereto
                            (without Exhibits) (incorporated by reference to Exhibit
                            10.1 to Newfield's Current Report on Form 8-K filed with
                            the Securities and Exchange Commission on August 28, 1998
                            (File No. 1-12534))
          10.9           -- Second Amendment to Amended and Restated Credit Agreement
                            dated as of August 6, 1999 among Newfield, The Chase
                            Manhattan Bank, as Agent, and the Banks signatory thereto
                            (without Exhibits) (incorporated by reference to Exhibit
                            10.1 to Newfield's Quarterly Report on Form 10-Q for the
                            quarterly period ended September 30, 1999 (File No.
                            1-12534))
         *10.10          -- Third Amendment to Amended and Restated Credit Agreement
                            dated as of December 20, 1999 among Newfield, The Chase
                            Manhattan Bank, as Agent, and the Bank's signatory
                            thereto (without Exhibits) (File No. 1-12534)
         +10.11          -- Newfield Exploration Company 1995 Non-Employee Director
                            Restricted Stock Plan (Restated) (incorporated by
                            reference to Exhibit 10.10 to Newfield's Registration
                            Statement on Form S-3 (Registration No. 333-32587))
         +10.12          -- Newfield Exploration Company Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.11 to Newfield's
                            Registration Statement on Form S-3 (Registration No.
                            333-32587))
         +10.13          -- Asset Purchase Agreement among Newfield Offshore Inc.,
                            Huffco and Huffco Turkey, Inc. dated as of May 12, 1997
                            (without exhibits and schedules) (incorporated by
                            reference to Exhibit 10.14 to Newfield's Registration
                            Statement on Form S-3 (Registration No. 333-32587))
         +10.14          -- Resolution of Members Establishing the Preferences,
                            Limitations and Relative Rights of Series "A" Preferred
                            Shares of Huffco China, LDC dated May 14, 1997
                            (incorporated by reference to Exhibit 10.15 to Newfield's
                            Registration Statement on Form S-3 (Registration No.
                            333-32587))
         +10.15          -- Guaranty Agreement among Newfield, Newfield Offshore
                            Inc., Huffco and Huffco Turkey, Inc. dated as of May 15,
                            1997 (incorporated by reference to Exhibit 10.16 to
                            Newfield's Registration Statement on Form S-3
                            (Registration No. 333-32587))
         +10.16          -- Newfield Exploration Company 1998 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 4.1.1 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            333-59383))
         +10.17          -- Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                            (incorporated by reference to Exhibit 4.1.2 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            333-59383))
        *+10.18          -- Newfield Exploration Company 2000 Non-Employee Director
                            Restricted Stock Plan
        *+10.19          -- Newfield Exploration Company 2001 Employee Stock Purchase
                            Plan
        *+10.20          -- Newfield Exploration Company 2000 Omnibus Stock Plan

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         *21.1           -- List of Significant Subsidiaries
         *23.1           -- Consent of PricewaterhouseCoopers LLP
         *27.1           -- Financial Data Schedule (included only in the electronic filing of this document)

---------------

* Filed herewith.

+ Identifies management contracts and compensatory plans or arrangements.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 3rd day of March, 2000.

                                            NEWFIELD EXPLORATION COMPANY

                                            By:     /s/ DAVID A. TRICE
                                              ----------------------------------
                                              David A. Trice
                                              President and Chief Executive
                                                Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 3rd day of March, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ DAVID A. TRICE                    President and Chief Executive Officer and
-----------------------------------------------------    Director (Principal Executive Officer)
                   David A. Trice

                /s/ ROBERT W. WALDRUP                  Vice President -- Operations and Director
-----------------------------------------------------
                  Robert W. Waldrup

                /s/ TERRY W. RATHERT                   Vice President and Chief Financial Officer
-----------------------------------------------------    (Principal Financial Officer)
                  Terry W. Rathert

                 /s/ RONALD P. LEGE                    Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Ronald P. Lege

                  /s/ JOE B. FOSTER                    Director
-----------------------------------------------------
                    Joe B. Foster

              /s/ PHILIP J. BURGUIERES                 Director
-----------------------------------------------------
                Philip J. Burguieres

             /s/ CHARLES W. DUNCAN, JR.                Director
-----------------------------------------------------
               Charles W. Duncan, Jr.

                 /s/ DENNIS HENDRIX                    Director
-----------------------------------------------------
                   Dennis Hendrix

                /s/ TERRY HUFFINGTON                   Director
-----------------------------------------------------
                  Terry Huffington

                /s/ HOWARD H. NEWMAN                   Director
-----------------------------------------------------
                  Howard H. Newman

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ THOMAS G. RICKS                   Director
-----------------------------------------------------
                   Thomas G. Ricks

                 /s/ JOHN C. SAWHILL                   Director
-----------------------------------------------------
                   John C. Sawhill

                  /s/ C. E. SHULTZ                     Director
-----------------------------------------------------
                    C. E. Shultz

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----

          *3.1           -- Second Restated Certificate of Incorporation of Newfield
           3.2           -- Certificate of Amendment to Second Restated Certificate
                            of Incorporation of Newfield dated May 15, 1997
                            (incorporated by reference to Exhibit 3.1.1 to the
                            Company's Registration Statement on Form S-3
                            (Registration No. 333-32582))
          *3.3           -- Restated Bylaws of Newfield as amended by Amendment No. 1 thereto adopted January 31, 2000.
           3.4           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock, par value $0.01 per share,
                            setting forth the terms of the Series A Junior
                            Participating Preferred Stock, par value $0.01 per share
                            (incorporated by reference to Exhibit 3.5 to Newfield's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998 (File No. 1-12534))
           4.1           -- Rights Agreement, dated as of February 12, 1999, between
                            Newfield and ChaseMellon Shareholder Services L.L.C., as
                            Rights Agent, specifying the terms of the Rights to
                            Purchase Series A Junior Participating Preferred Stock,
                            par value $0.01 per share, of Newfield (incorporated by
                            reference to Exhibit 1 to Newfield's Registration
                            Statement on Form 8-A filed with the Securities and
                            Exchange Commission on February 18, 1999 (File No.
                            1-12534))
           4.2           -- Indenture dated as of October 15, 1997 among Newfield, as issuer, and First Union National Bank, as trustee
                            (incorporated by reference to Exhibit 4.3 to Newfield's
                            Registration Statement on Form S-4 (Registration No.
                            333-39563))
           4.3           -- Amended and Restated Trust Agreement of Newfield
                            Financial Trust I, dated as of August 13, 1999
                            (incorporated by reference to Exhibit 4.1 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on August 13, 1999 (File No. 1-12534)
           4.4           -- Form of Preferred Security of Newfield Financial Trust I
                            (incorporated by reference to Exhibit 4.2 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on August 13, 1999 (File No. 1-12534)
           4.5           -- Junior Subordinated Convertible Indenture, dated as of
                            August 13, 1999, between Newfield and First Union
                            National Bank, as Trustee (incorporated by reference to
                            Exhibit 4.3 of Newfield's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            August 13, 1999 (File No. 1-12534)
           4.6           -- Form of 6 1/2% Junior Subordinated Convertible Debenture,
                            Series A due 2029 (incorporated by reference to Exhibit
                            4.4 of Newfield's Current Report on Form 8-K filed with
                            the Securities and Exchange Commission on August 13, 1999
                            (File No. 1-12534)
           4.7           -- Guarantee Agreement, dated as of August 13, 1999,
                            relating to Newfield Financial Trust I (incorporated by
                            reference to Exhibit 4.5 of Newfield's Current Report on
                            Form 8-K filed with the Securities and Exchange
                            Commission on August 13, 1999 (File No. 1-12534)
         +10.1           -- Newfield Exploration Company 1989 Stock Option Plan
                            (incorporated by reference to Exhibit 10.1 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.2           -- Newfield Exploration Company 1990 Stock Option Plan
                            (incorporated by reference to Exhibit 10.2 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         +10.3           -- Newfield Exploration Company 1991 Stock Option Plan
                            (incorporated by reference to Exhibit 10.3 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.4           -- Newfield Exploration Company 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.4 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.5           -- Newfield Employee 1993 Incentive Compensation Plan
                            (incorporated by reference to Exhibit 10.5 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
         +10.6           -- Newfield Exploration Company 1995 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 4.1 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            33-92182))
          10.7           -- Amended and Restated Credit Agreement dated as of October
                            9, 1997 among Newfield, The Chase Manhattan Bank, as
                            Agent, and the Banks signatory thereto (without Exhibits)
                            (incorporated by reference to Exhibit 10.1 to Newfield's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended September 30, 1997 (File No. 1-12534))
          10.8           -- First Amendment to Amended and Restated Credit Agreement
                            dated as of August 20, 1998 among Newfield, The Chase
                            Manhattan Bank, as Agent, and the Banks signatory thereto
                            (without Exhibits) (incorporated by reference to Exhibit
                            10.1 to Newfield's Current Report on Form 8-K filed with
                            the Securities and Exchange Commission on August 28, 1998
                            (File No. 1-12534))
          10.9           -- Second Amendment to Amended and Restated Credit Agreement
                            dated as of August 6, 1999 among Newfield, The Chase
                            Manhattan Bank, as Agent, and the Banks signatory thereto
                            (without Exhibits) (incorporated by reference to Exhibit
                            10.1 to Newfield's Quarterly Report on Form 10-Q for the
                            quarterly period ended September 30, 1999 (File No.
                            1-12534))
         *10.10          -- Third Amendment to Amended and Restated Credit Agreement
                            dated as of December 20, 1999 among Newfield, The Chase
                            Manhattan Bank, as Agent, and the Bank's signatory
                            thereto (without Exhibits) (File No. 1-12534)
         +10.11          -- Newfield Exploration Company 1995 Non-Employee Director
                            Restricted Stock Plan (Restated) (incorporated by
                            reference to Exhibit 10.10 to Newfield's Registration
                            Statement on Form S-3 (Registration No. 333-32587))
         +10.12          -- Newfield Exploration Company Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.11 to Newfield's
                            Registration Statement on Form S-3 (Registration No.
                            333-32587))
         +10.13          -- Asset Purchase Agreement among Newfield Offshore Inc.,
                            Huffco and Huffco Turkey, Inc. dated as of May 12, 1997
                            (without exhibits and schedules) (incorporated by
                            reference to Exhibit 10.14 to Newfield's Registration
                            Statement on Form S-3 (Registration No. 333-32587))
         +10.14          -- Resolution of Members Establishing the Preferences,
                            Limitations and Relative Rights of Series "A" Preferred
                            Shares of Huffco China, LDC dated May 14, 1997
                            (incorporated by reference to Exhibit 10.15 to Newfield's
                            Registration Statement on Form S-3 (Registration No.
                            333-32587))
         +10.15          -- Guaranty Agreement among Newfield, Newfield Offshore
                            Inc., Huffco and Huffco Turkey, Inc. dated as of May 15,
                            1997 (incorporated by reference to Exhibit 10.16 to
                            Newfield's Registration Statement on Form S-3
                            (Registration No. 333-32587))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         +10.16          -- Newfield Exploration Company 1998 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 4.1.1 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            333-59383))
         +10.17          -- Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                            (incorporated by reference to Exhibit 4.1.2 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            333-59383))
        *+10.18          -- Newfield Exploration Company 2000 Non-Employee Director
                            Restricted Stock Plan
        *+10.19          -- Newfield Exploration Company 2001 Employee Stock Purchase
                            Plan
        *+10.20          -- Newfield Exploration Company 2000 Omnibus Stock Plan
         *21.1           -- List of Significant Subsidiaries
         *23.1           -- Consent of PricewaterhouseCoopers LLP
         *27.1           -- Financial Data Schedule (included only in the electronic filing of this document)

---------------

* Filed herewith.

+ Identifies management contracts and compensatory plans or arrangements.