Form 10-Q
period 2000-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2000-05-01
CIK 912750

==============================================================================


                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

            ---------------------------------------------
                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                  Commission file number 1-12534
            ---------------------------------------------


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

            ---------------------------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]  No [  ]

     As of April 28, 2000, there were 42,333,760 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

==============================================================================

                        TABLE OF CONTENTS

                                                                      Page
                                                                      ----
                              PART I
Item 1.  Financial Statements:
           Consolidated Balance Sheet as of March 31,
              2000 and December 31, 1999 . . . . . . . . . . . . .      1

           Consolidated Statement of Income for the three
              months ended March 31, 2000 and 1999 . . . . . . . .      2

           Consolidated Statement of Cash Flows for the
              three months ended March 31, 2000 and 1999 . . . . .      3

           Consolidated Statement of Stockholders' Equity
              for the three months ended March 31, 2000. . . . . .      4

           Notes to Consolidated Financial Statements  . . . . . .      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .      9


                             PART II

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     20

                                 -ii-

                            NEWFIELD EXPLORATION COMPANY
                             CONSOLIDATED BALANCE SHEET
                     (In thousands of dollars, except share data)
                                      (Unaudited)

                                                   MARCH 31,   DECEMBER 31,
                                                      2000         1999
                                                 ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . .    $    26,322   $    41,841
  Accounts receivable-oil and gas . . . . . .         70,546        67,744
  Inventories . . . . . . . . . . . . . . . .          8,990         9,962
  Other . . . . . . . . . . . . . . . . . . .          5,702         6,382
                                                 ------------  ------------
    Total current assets. . . . . . . . . . .        111,560       125,929
                                                 ------------  ------------
Oil and gas properties (full cost method, of
  which $114,126 at March 31, 2000 and $77,732
  at December 31, 1999 were excluded from
  amortization) . . . . . . . . . . . . . . .      1,394,091     1,210,895
Less-accumulated depreciation, depletion and
  amortization. . . . . . . . . . . . . . . .       (607,000)     (566,053)
                                                 ------------  ------------
                                                     787,091       644,842
                                                 ------------  ------------
Furniture, fixtures and equipment, net. . . .          3,459         3,369
Other assets. . . . . . . . . . . . . . . . .          6,706         7,421
                                                 ------------  ------------
    Total assets. . . . . . . . . . . . . . .    $   908,816   $   781,561
                                                 ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. .    $    89,208   $    88,670
  Advances from joint owners. . . . . . . . .          4,104         2,057
                                                 ------------  ------------
    Total current liabilities . . . . . . . .         93,312        90,727
                                                 ------------  ------------
Other liabilities . . . . . . . . . . . . . .          8,420        10,586
Long-term debt. . . . . . . . . . . . . . . .        228,687       124,679
Deferred taxes. . . . . . . . . . . . . . . .         35,645        36,801
                                                 ------------  ------------
    Total long-term liabilities . . . . . . .        272,752       172,066
                                                 ------------  ------------
Company-obligated, mandatorily redeemable,
 convertible preferred securities of Newfield
 Financial Trust I. . . . . . . . . . . . . .        143,750       143,750
                                                 ------------  ------------
Commitments and contingencies . . . . . . . .           ---           ---
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued). . .           ---           ---
  Common stock ($0.01 par value, 100,000,000
    shares authorized; 42,322,710 and
    41,734,884 shares issued and outstanding
    at March 31, 2000 and December 31, 1999,
    respectively) . . . . . . . . . . . . . .            423           417
Additional paid-in capital. . . . . . . . . .        278,019       267,352
Unearned compensation . . . . . . . . . . . .         (5,809)       (3,685)
Accumulated other comprehensive - loss -
 foreign currency translation adjustment. . .         (1,867)         (179)
Retained earnings . . . . . . . . . . . . . .        128,236       111,113
                                                 ------------  ------------
    Total stockholders' equity. . . . . . . .        399,002       375,018
                                                 ------------  ------------
    Total liabilities and stockholders' equity   $   908,816   $   781,561
                                                 ============  ============

The accompanying notes to consolidated financial statements are an integral part of this statement.
                                   -1-

                            NEWFIELD EXPLORATION COMPANY
                          CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share data)
                                     (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                     2000          1999
                                                  -----------   -----------
Oil and gas revenues. . . . . . . . . . . . .     $   95,039    $   52,914
                                                  -----------   -----------
Operating expenses:
  Lease operating . . . . . . . . . . . . . .         15,007         9,295
  Production and other taxes. . . . . . . . .          1,589          ---
  Depreciation, depletion and amortization. .         41,160        36,790
  General and administrative
    (exclusive of stock compensation) . . . .          6,346         3,063
  Stock compensation. . . . . . . . . . . . .            589           530
                                                  -----------   -----------
    Total operating expenses. . . . . . . . .         64,691        49,678
                                                  -----------   -----------

Income from operations. . . . . . . . . . . .         30,348         3,236

Other income (expenses):
  Interest income . . . . . . . . . . . . . .            515           148
  Interest expense, net . . . . . . . . . . .         (2,260)       (3,525)
  Dividends on convertible preferred
    securities of Newfield Financial Trust I.         (2,336)         ---
                                                  -----------   -----------
                                                      (4,081)       (3,377)
                                                  -----------   -----------
Income (loss) before income taxes . . . . . .         26,267          (141)
Income tax provision:
  Current . . . . . . . . . . . . . . . . . .          3,717          ---
  Deferred. . . . . . . . . . . . . . . . . .          5,427            29
                                                  -----------   -----------
                                                       9,144            29
                                                  -----------   -----------
Net income (loss) . . . . . . . . . . . . . .     $   17,123    $     (170)
                                                  ===========   ===========

Basic earnings per common share . . . . . . .     $     0.41    $     ---
                                                  ===========   ===========
Diluted earnings per common share . . . . . .     $     0.40    $     ---
                                                  ===========   ===========
Weighted average number of shares outstanding
for basic earnings per share. . . . . . . . .         41,882        40,512
                                                  ===========   ===========
Weighted average number of shares outstanding
for diluted earnings per share. . . . . . . .         42,841        40,512
                                                  ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this financial statement.
                                   -2-

                               NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                      2000          1999
                                                 ------------   -----------
Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . .    $    17,123   $      (170)

Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion
        and amortization. . . . . . . . . . .         41,160        36,790
      Deferred taxes. . . . . . . . . . . . .          5,427            29
      Stock compensation. . . . . . . . . . .            589           530
                                                 ------------   -----------
                                                      64,299        37,179
    Changes in assets and liabilities:
      (Increase )decrease in accounts
        receivable, oil and gas . . . . . . .         (2,802)       13,539
      Decrease in inventory . . . . . . . . .            972          ---
      (Increase) decrease in other
        current assets. . . . . . . . . . . .         (1,256)          930
      Decrease in other assets  . . . . . . .            715           130
      Decrease in accounts payable
        and accrued liabilities . . . . . . .         (1,202)      (20,837)
      Increase (decrease) in advances
        from joint owners . . . . . . . . . .          2,047          (156)
      Increase (decrease)in other liabilities         (2,158)         (207)
                                                 ------------   -----------
        Net cash provided by
          operating activities. . . . . . . .         60,615        30,578
                                                 ------------   -----------
Cash flows from investing activities:
      Additions to oil and gas properties . .       (181,456)      (28,713)
      Additions to furniture, fixtures and
        equipment . . . . . . . . . . . . . .           (303)         (269)
                                                 ------------   -----------
        Net cash used in
          investing activities. . . . . . . .       (181,759)      (28,982)
                                                 ------------   -----------
Cash flows from financing activities:
      Proceeds from borrowings. . . . . . . .        120,000        81,000
      Repayments of borrowings. . . . . . . .        (16,000)      (84,000)
      Proceeds from issuances of common
        stock, net. . . . . . . . . . . . . .          3,313         1,451
                                                 ------------   -----------
        Net cash provided by (used in)
          financing activities  . . . . . . .        107,313        (1,549)
                                                 ------------   -----------
Effect of exchange rate changes on cash and
      cash equivalents . . .  . . . . . . . .         (1,688)         ---
                                                 ------------   -----------
Increase (decrease)in cash and cash
      equivalents.. . . . . . . . . . . . . .        (15,519)           47
Cash and cash equivalents,
      beginning of period . . . . . . . . . .         41,841            92
                                                 ------------   -----------
Cash and cash equivalents, end of period. . .    $    26,322    $      139
                                                 ============   ===========

The accompanying notes to consolidated financial statements are an integral part of this financial statement.
                                   -3-

                         NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                 (Unaudited)

                                                                                            ACCUMULATED
                                 COMMON STOCK       ADDITIONAL                                 OTHER           TOTAL
                              -------------------    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                SHARES     AMOUNT    CAPITAL     COMPENSATION   EARNINGS       LOSS           EQUITY
                              ----------   ------   ----------   ------------   --------   -------------   -------------
BALANCE, DECEMBER 31,
  1999......................  41,734,884    $417     $267,352      $(3,685)     $111,113       $(179)         $375,018
  Issuance of common
    stock...................     496,820       5        3,308                                                    3,313
  Issuance of restricted
    stock, less amortization
    of $71..................      91,006       1        2,712       (2,642)                                         71
  Amortization of stock
    compensation............                                           518                                         518
  Tax benefit from exercise
    of stock options........                            4,647                                                    4,647
Comprehensive Income:
  Net income................                                                      17,123                        17,123
  Foreign currency
    translation adjustment
    net of tax..............                                                                  (1,688)           (1,688)
                                                                                                              --------
        Total Comprehensive
          Income............                                                                                    15,435
                              ----------    ----     --------      -------      --------     -------          --------
BALANCE, March 31,
 2000.......................  42,322,710    $423     $278,019      $(5,809)     $128,236     $(1,867)         $399,002
                              ==========    ====     ========      =======      ========     =======          ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               NEWFIELD EXPLORATION COMPANY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

(1)  Accounting Policies

Basis of Presentation

     Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2000 and the Company's consolidated results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

     These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

Earnings per Share

     Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised for or converted into common stock.

     There are no adjustments to reported net income (loss) for purposes of calculating earnings per share. The following is a calculation of basic and diluted weighted average shares outstanding for the three months ended March 31, 2000 and 1999, respectively:

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            2000         1999
                                         ----------   ----------
Shares outstanding for basic EPS . . . . 41,882,487   40,511,882
Dilution effect of stock options
   outstanding at end of period. . . . .    958,038          ---
                                         ----------   ----------
Shares outstanding for diluted EPS . . . 42,840,525   40,511,882
                                         ==========   ==========

     The calculation of diluted EPS for 2000 does not include the effect of 3,923,225 shares underlying the 6.5% quarterly income convertible preferred securities because to do so would have been antidilutive. Additionally, the calculation of shares outstanding for diluted EPS for 1999 does not include the effect of outstanding stock options to purchase 3,642,320 shares, because to do so would have been antidilutive.
                                     -5-

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

Hedging

     The Company enters into various commodity price hedging contracts with respect to its oil and gas production. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging arrangements also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Hedging contracts are accounted for as hedges in accordance with Statement of Financial Accounting Standards No. 80. Gains and losses on these contracts are recognized in revenue in the period in which the underlying production is delivered. These contracts are measured for correlation at both the inception of the contract and on an ongoing basis. If these instruments cease to meet the criteria for deferral accounting, any subsequent gains or losses are recognized in revenue. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue.

(2)  Property Acquisition

     In February 2000, the Company acquired interests in three producing gas fields in South Texas for approximately $137 million. The acquisition has been accounted for as a purchase and, accordingly, income and expenses from the properties have been included in the Company's statement of income from the date of purchase.

     The unaudited pro forma results of operations assuming that such acquisition occurred on January 1 of the respective periods are as follow (in thousands, except per share amounts):

                                                  Three Months Ended
                                                      March 31,
                                                 -------------------
                                                  2000          1999
                                                 -----         -----
                                                    (In thousands)
                                                     (Unaudited)
Proforma:
    Revenue . . . . . . . . . . . . . . . . . . $100,539     $57,428
    Income from operations. . . . . . . . . . .   32,890       2,811
    Net income (loss) . . . . . . . . . . . . .   18,153      (1,553)
    Basic earnings (loss) per common share. . .    $0.43      $(0.04)
    Diluted earnings (loss) per common share. .    $0.42      $(0.04)

     The proforma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or future results of operations.

(3)  Contingencies

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, cash flows or results of operations of the Company.

     Management believes that the Company is in substantial compliance with current applicable U.S. federal, state and local environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on the Company's financial position, cash flows or results of operations. The Company's foreign operations are potentially subject to similar governmental controls and restrictions relating to the environment. Management believes that the Company is in substantial compliance with any such foreign requirements pertaining to the environment. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past non-compliance with environmental laws or regulations will not be discovered.
                                     -6-

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

(4) Geographic Information

                                                                                  OTHER
                                                  UNITED STATES   AUSTRALIA   INTERNATIONAL    TOTAL
                                                  -------------   ---------   -------------  --------
                                                                     (In thousands)
Three months ended March 31, 2000
------------------------------------------------
Oil and gas revenues............................    $ 82,537       $12,502       $    --     $ 95,039
Operating expenses:
  Lease operating...............................      11,474         3,533            --       15,007
  Production and other taxes....................         692           897            --        1,589
  Depreciation, depletion and amortization......      39,086         2,074            --       41,160
  Allocated income taxes........................      10,950         2,039            --
                                                    --------       -------       -------
     Net income from oil and gas operations.....    $ 20,335       $ 3,959       $    --
                                                    ========       =======       =======
  General and administrative (exclusive of stock
     compensation)..............................                                                6,346
  Stock compensation............................                                                  589
                                                                                             --------
          Total operating expenses..............                                               64,691
                                                                                             --------
Income from operations..........................                                               30,348

  Interest expense, net.........................                                               (4,081)
                                                                                             --------
Income before income taxes......................                                             $ 26,267
                                                                                             ========
Total Long-Lived Assets.........................    $766,478       $10,055       $10,558     $787,091
                                                    ========       =======       =======     ========
Additions to Long-Lived Assets..................    $175,049       $ 8,019       $   128     $183,196
                                                    ========       =======       =======     ========

Three months ended March 31, 1999
------------------------------------------------
Oil and gas revenues............................    $ 52,914       $    --       $    --     $ 52,914
Operating expenses:
  Lease operating...............................       9,295            --            --        9,295
  Production and other taxes....................          --            --            --           --
  Depreciation, depletion and amortization......      36,790            --            --       36,790
  Allocated income taxes........................       2,390            --            --
                                                    --------       -------       -------
     Net income from oil and gas operations.....    $  4,439       $    --       $    --
                                                    ========       =======       =======
  General and administrative (exclusive of stock
     compensation)..............................                                                3,063
  Stock compensation............................                                                  530
                                                                                             --------
          Total operating expenses..............                                               49,653
                                                                                             --------
Income from operations..........................                                                3,236

  Interest expense, net.........................                                               (3,377)
                                                                                             --------
Loss before income taxes........................                                             $   (141)
                                                                                             ========
Total Long-Lived Assets.........................    $554,626       $    --       $ 9,919     $564,545
                                                    ========       =======       =======     ========
Additions to Long-Lived Assets..................    $ 21,995       $    --       $   755     $ 22,750
                                                    ========       =======       =======     ========

                                     -7-

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

(5) Hedging Transactions

     As of April 28, 2000, the Company had entered into commodity price hedging contracts with respect to its 2000 and 2001 natural gas and oil production, some of which were entered into subsequent to March 31, 2000, as follows:

NATURAL GAS                            Swaps                       Collars               Floor Contracts
                               ------------------------   -------------------------    -------------------
                                                                                                  Weighted
                                             Weighted                    NYMEX                     Average
                                             Average                 Contract Price                  NYMEX
                                              NYMEX                     per MMBtu                  Contract
                               Volume in  Contract Price  Volume in  ----------------  Volume in    Price
             PERIOD             MMMBtus     per MMBtu     MMMBtus    Floors  Ceilings  MMMBtus    per MMBtu
------------------------------  ---------   ---------     -------    ------  -------   -------    ---------
April 2000 - June 2000........   4,360        $2.85       1,920      $2.65    $3.24       5,380      $2.53
July 2000 - September 2000....   8,460        $2.87       3,420      $2.65    $3.24       4,500      $2.54
October 2000 - December 2000..  11,260        $3.00       1,110      $2.69    $3.24        --          --
January 2001 - March 2001.....  10,050        $3.05         630      $2.75    $3.21        --          --
April 2001 - May 2001.........   5,640        $2.80         210      $2.75    $3.21        --          --

OIL                                    Swaps                       Collars
                               --------------------  ----------------------------------
                                           Weighted
                                           Average                        NYMEX
                                           NYMEX                      Contract Price
                                           Contract                      Per Bbl
                               Volume in   Price     Volume in      --------------------
             PERIOD               Bbls     per Bbl     Bbls         Floors      Ceilings
------------------------------  ---------  --------  -------        -------     --------
April 2000 - June 2000........   546,000   $22.08    182,000   $18.28-$19.50 $20.10-$21.00
July 2000 - September 2000....   736,000   $22.38     92,000          $18.28        $21.00
October 2000 - December 2000..   736,000   $22.09       ---            ---           ---
January 2001 - March 2001.....   540,000   $21.99       ---            ---           ---
April 2001 - June 2001........   364,000   $21.70       ---            ---           ---
July 2001 - September 2001....   184,000   $21.28       ---            ---           ---
October 2001 - December 2001..   184,000   $20.68       ---            ---           ---

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and access to capital.

     Our results of operations and cash flows may vary significantly from quarter to quarter as a result of development operations, commodity prices, the curtailment of production in association with workover and recompletion activities and the incurrence of expenses related thereto, the timing and amount of reimbursement for customary overhead costs we receive and other factors, and, the results of operations and cash flows for any one quarter may not be indicative of results for the full fiscal year.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, requires companies to report the fair value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. Statement No. 133 will become effective for us on January 1, 2001. We are currently evaluating the impact of this statement.

     Explanation of some commonly used oil and gas terms can be found under the caption "Commonly Used Oil and Gas Terms" at the end of Management's Discussion and Analysis.
                                     -9-

RESULTS OF OPERATIONS

     The following table presents information about our oil and gas operations.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                2000        1999
                                                               ------      ------
    PRODUCTION:
      UNITED STATES
         Natural gas (Bcf)..................................    22.7        21.1
         Oil and condensate (MBbls).........................     914         908
         Total production (Bcfe)............................    28.2        26.5
      AUSTRALIA*
         Oil and condensate (MBbls).........................     448          --
         Total (Bcfe).......................................     2.7          --
      TOTAL
         Natural gas (Bcf)..................................    22.7        21.1
         Oil and condensate (MBbls).........................   1,362         908
         Total (Bcfe).......................................    30.9        26.5
    AVERAGE REALIZED PRICES:
      UNITED STATES
         Natural gas (per Mcf)..............................  $ 2.68      $ 2.02
         Oil and condensate (per Bbl).......................   23.79       11.28
      AUSTRALIA*
         Oil and condensate (per Bbl).......................  $27.88      $   --
      TOTAL
         Natural gas (per Mcf)..............................  $ 2.68      $ 2.02
         Oil and condensate (per Bbl).......................   25.14       11.28

----------------
*  In July 1999, we acquired oil producing assets offshore Australia.


  PRODUCTION

     NATURAL GAS. Our first quarter of 2000 natural gas volumes increased 7.6% over the first quarter of 1999. The increase was primarily related to the success of our drilling program at West Cameron 522 and 617, onshore South Louisiana at our Broussard prospect and the acquisition of three producing gas fields in South Texas in February 2000. Gains in production were partially offset by natural declines from other producing properties.

     CRUDE OIL AND CONDENSATE. Our oil production increased 50% in the first quarter of 2000 over the comparable quarter of 1999. The primary reason for the increase was the acquisition of interests in two oil fields in the Timor Sea, offshore Australia, during the third quarter of 1999. Increases in domestic oil production were mainly due to the acquisition of an oil producing property in the Gulf of Mexico in 1999 at Main Pass 138 and production from drilling success at Ship Shoal 69. These increases were offset by natural production declines from other producing properties.
                                     -10-

  REALIZED PRICES

     NATURAL GAS. Our average realized gas price in the first quarter of 2000 was $2.68 per Mcf, an increase of 33% over an average realized price of $2.02 per Mcf in the first quarter of 1999. Hedging activities in the first quarter of 2000 resulted in a price that was 103% of what otherwise would have been received. Hedging activities in the first quarter of 1999 resulted in a price that was 120% of what otherwise would have been received.

    CRUDE OIL AND CONDENSATE. Crude oil and condensate prices in the first quarter of 2000 averaged $25.14 per barrel compared to an average price of $11.28 per barrel in the first quarter of 1999. Our average crude oil price in the first quarter of 2000 was 87% of what would have been received without hedging activities. Our average crude oil price in the first quarter of 1999 was 105% of what would have been received without hedging activities.

  NET INCOME AND REVENUES

     For the first quarter of 2000, we reported net income of $17.1 million, or $0.40 cents per diluted share. This compares to a net loss of $0.2 million, or $0.00 per diluted share, in the first quarter of 1999. Revenues for the first quarter of 2000 increased 80% to $95.0 million compared to revenues of $52.9 million in the first quarter of 1999. The increase in net income and revenues in the first quarter of 2000 was primarily due to sharp increases in commodity prices coupled with higher production volumes.
                                     -11-

  OPERATING EXPENSES

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
AVERAGE COSTS (PER MCFE):
  UNITED STATES
     Lease operating........................................  $0.41    $0.35
     Depreciation, depletion and amortization...............   1.39     1.39
     General and administrative (exclusive of stock
      compensation).........................................   0.22     0.12
  AUSTRALIA
     Lease operating........................................  $1.31    $  --
     Depreciation, depletion and amortization...............   0.77       --
     General and administrative (exclusive of stock
      compensation).........................................   0.02       --
  TOTAL
     Lease operating........................................  $0.49    $0.35
     Depreciation, depletion and amortization...............   1.33     1.39
     General and administrative (exclusive of stock
      compensation).........................................   0.21     0.12

     During the first quarter of 2000, our operating expenses increased 30% over the first quarter of 1999. Operating expenses in the first quarter of 2000 were impacted by the following:

     - Lease operating expense, stated on a unit of production basis, increased 40% to $0.49 per Mcfe in the first quarter of 2000 compared to $0.35 per Mcfe in the first quarter of 1999. Domestic lease operating expense increased 17% on a unit of production basis to $0.41 per Mcfe in the first quarter of 2000 compared to $0.35 per Mcfe in the first quarter of 1999. This increase reflects the impact of higher operating cost properties acquired in the Gulf of Mexico in 1999. Relatively high Australian lease operating expense of $1.31 per Mcfe is primarily due to the high cost of operations and maintenance of the two floating, storage and off-loading vessels.

     - Depreciation, depletion and amortization expense decreased 4% on a unit of production basis to $1.33 per Mcfe. Our domestic DD&A rate remained flat at $1.39 per Mcfe as compared to the first quarter of 1999. The Australian DD&A rate was $0.77 per Mcfe, an increase over the fourth quarter of 1999 due to costs incurred in unsuccessful wells drilled during the first quarter of 2000 and included in the full cost pool.

     - General and administrative expense was up $3.3 million, or 107%, due primarily to an increase in performance-based pay, some non-recurring expenses and our growing workforce. Performance based compensation excluding stock compensation expense, as a component of general and administrative expense, increased from $0.2 million, or $0.01 per Mcfe, for the three months ended March 31, 1999, to $1.8 million, or $0.06 per Mcfe, for the three months ended March 31, 2000.

     Additionally, the increase in production and other taxes of $1.6 million primarily relates to the production tax on our Australian operations but also includes lease taxes for domestic onshore production.

INTEREST EXPENSE AND DIVIDENDS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2000      1999
                                                              -----     -----
                                                               (In millions)
Gross interest expense......................................  $ 3.4     $ 3.9
Capitalized interest........................................   (1.1)     (0.4)
                                                              -----     -----
Net interest expense........................................    2.3       3.5
Dividends on preferred securities...........................    2.3        --
                                                              -----     -----
Total interest expense and dividends........................  $ 4.6     $ 3.5
                                                              =====     =====

     Our net interest expense decreased as a result of higher average debt levels during the first quarter of 1999 and a higher percentage of total interest costs being capitalized during the first quarter of 2000. In total, interest expense and dividends increased in the first quarter of 2000 over the comparable quarter of 1999 as a result of dividends on $143.8 million of 6.5% convertible preferred securities issued by Newfield Financial Trust I in August 1999 and the funding of our February 2000 South Texas acquisition with borrowings under our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $18.2 million at March 31, 2000. This compares to working capital of $35.2 million at December 31, 1999. Long-term debt increased to $228.7 million at March 31,2000 from $124.7 million at December 31, 1999. The $17.0 million decrease in working capital and the increase in long-term debt is primarily due to the acquisition of producing properties in South Texas in February 2000 for $137 million. Working capital balances may fluctuate from quarter to quarter to the extent we increase or decrease borrowings under our revolving credit facility. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital from private and public sources, public debt and bank borrowings.

     We maintain our reserve-based revolving credit facility with Chase Bank of Texas, National Association, as agent. As of March 31, 2000, there was $104.0 million outstanding under the credit facility. The credit facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the credit facility is subject to a calculated borrowing base determined by a majority of the banks participating in the credit facility, which is reduced by the aggregate principal outstanding on our senior unsecured notes (currently $125 million). The borrowing base is redetermined at least semi-annually and, after reduction for the senior unsecured notes, is currently $255 million. No assurances can be given that a majority of the banks will not elect to redetermine the borrowing base in the future. We have an option, subject to the borrowing base, to increase the facility to $250 million.

     We have also established money market lines of credit with various banks in an amount limited by the credit facility to $25 million. As of March 31, 2000, there were no borrowings outstanding under these lines of credit. Without so increasing the facility, we have approximately $155 million of available capacity under the credit facility and money market lines.
                                     -13-

     CASH FLOW FROM OPERATIONS. Our net cash flow from operations for the first quarter of 2000 increased 98% over the first quarter of 1999 to $60.6 million. The increase in the first quarter of 2000 cash flow is primarily due to higher commodity prices for oil and gas and higher production volumes. Net cash flow from operations before changes in operating assets and liabilities for the first quarter of 2000 was $64.3 million compared to $37.2 million in the first quarter of 1999. The increase in net cash flow from operations before changes in operating assets and liabilities in the first quarter of 2000 over the first quarter of 1999 is primarily attributable to higher commodity prices and production volumes offset slightly by increased operating expenses.

     CAPITAL EXPENDITURES. We made capital expenditures of $183 million in the first quarter of 2000. This includes $31 million for exploration, $13 million for exploitation and development projects and $139 million for property acquisitions. We have budgeted $141 million for capital spending for the remainder of 2000. Approximately $39 million has been budgeted for domestic exploration projects and $102 million for domestic exploitation and development drilling and the construction of platforms, facilities and pipelines. International spending is estimated at $23 million for the remainder of 2000. Acquisitions are opportunistic and are generally not budgeted under our capital program. We continue to pursue attractive acquisition opportunities, however, the timing, size and purchase price of acquisitions are unpredictable. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

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

HEDGING

     We utilize and expect to continue to utilize hedging transactions with respect to a portion of our oil and gas production. These derivative financial instruments are used to hedge our exposure to changes in the market price of natural gas and crude oil and to achieve more predictable cash flow. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of our hedging transactions to date were carried out in the over-the-counter market. We account for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered.
                                     -14-

     As of April 28, 2000, we had entered into commodity price hedging contracts with respect to our 2000 and 2001 natural gas production, some of which were entered into subsequent to March 31, 2000, as follows:

                                        Swaps                    Collars                 Floor Contracts
                               ------------------------   -------------------------    -------------------
                                                                                                  Weighted
                                             Weighted                    NYMEX                     Average
                                             Average                 Contract Price                 NYMEX
                                              NYMEX                     per MMBtu                 Contract
                               Volume in  Contract Price  Volume in  ----------------  Volume in    Price
             PERIOD             MMMBtus     per MMBtu      MMMBtus   Floors  Ceilings   MMMBtus   per MMBtu
------------------------------  ---------   ---------     -------    ------  --------   -------    ---------
April 2000 - June 2000........   4,360        $2.85       1,920      $2.65    $3.24       5,380      $2.53
July 2000 - September 2000....   8,460        $2.87       3,420      $2.65    $3.24       4,500      $2.54
October 2000 - December 2000..  11,260        $3.00       1,110      $2.69    $3.24        --          --
January 2001 - March 2001.....  10,050        $3.05         630      $2.75    $3.21        --          --
April 2001 - May 2001.........   5,640        $2.80         210      $2.75    $3.21        --          --

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

     We believe that we have no material basis risk with respect to gas swaps because substantially all of our natural gas production is sold under spot contracts that have historically correlated with the swap price.
                                     -15-

     As of April 28, 2000, we had entered into commodity price hedging contracts with respect to our domestic oil production for 2000 and 2001, some of which were entered into subsequent to March 31, 2000, as follows:

                                       Swaps                       Collars
                               --------------------  ----------------------------------
                                           Weighted
                                           Average                        NYMEX
                                            NYMEX                     Contract Price
                                           Contract                      Per Bbl
                                Volume in   Price   Volume in      ----------------------
             PERIOD               Bbls     per Bbl    Bbls          Floors      Ceilings
------------------------------  ---------  --------  -------       --------     ---------
April 2000 - June 2000........   546,000   $22.08    182,000   $18.28-$19.50 $20.10-$21.00
July 2000 - September 2000....   736,000   $22.38     92,000          $18.28        $21.00
October 2000 - December 2000..   736,000   $22.09       ---            ---           ---
January 2001 - March 2001.....   540,000   $21.99       ---            ---           ---
April 2001 - June 2001........   364,000   $21.70       ---            ---           ---
July 2001 - September 2001....   184,000   $21.28       ---            ---           ---
October 2001 - December 2001..   184,000   $20.68       ---            ---           ---

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

Drilling Activity

     We have five company-operated rigs running in the Gulf of Mexico, two operated rigs running onshore along the U.S. Gulf Coast and one in Australia. In addition, five outside-operated rigs are running, including two in the Gulf of Mexico, two onshore U.S. Gulf Coast and one in Bohai Bay, China. A summary of our first quarter 2000 drilling results by focus area is outlined below.

Gulf of Mexico

     To date in 2000, we have drilled five discoveries and one dry hole in the Gulf of Mexico. We are operating, or have an interest in, five additional wells that are currently drilling in the Gulf of Mexico. The wells include:

                                                Working
  Well Name                    Status           Interest     Operator
----------------------     ------------------  ---------     ----------
East Cameron 38 #8         discovery              65%           NFX
High Island A-521          discovery              41%           NFX
Ship Shoal 139 #1          discovery/testing      82%           NFX
South Timbalier 107 #2     discovery/drilling     30%           NFX
West Cameron 532 #A-12     discovery              33%         outside
Ship Shoal 139 #2          drilling               82%           NFX
Grand Isle 103 #2          drilling               48%           NFX
East Cameron 64 #H-6       drilling               18%           NFX
Ship Shoal 28 #39          drilling               33%         outside
Brazos 542                 drilling               16%         outside
Eugene Island 199 #10      dry hole               75%           NFX

     We plan to drill at least 25 wells in the Gulf of Mexico in 2000.

U.S. Onshore Gulf Coast

     Year-to date, We have drilled or participated in two discoveries and a successful development well along the Texas coast. Two wells are currently drilling -- one each in Louisiana and Texas. Results follow.

                                                       Working
Prospect     Location           Status                 Interest      Operator
--------     --------      ------------------          --------      --------
Cash         Texas         discovery/drilling            75%            NFX
Real         Texas         discovery/testing             75%            NFX
Davis A-5    Texas         successful development well	 35%          outside
McCoy        Texas         drilling                      33%          outside
Wright       Louisiana     drilling                      60%            NFX

     We plan to begin drilling development wells in the our East Sarita Field, located in Kenedy County, Texas. The East Sarita Field was acquired in early 2000 and is currently producing 22 MMcf/d (net). We plan to drill eight additional wells in the coastal regions of Texas and Louisiana during 2000.
                                     -17-

International

     We plan to drill at least five wells in international waters during 2000. The program includes four wells offshore Australia and at least one well in China's Bohai Bay.

	Australia

        To date in 2000, we have drilled three wells offshore Australia. Brontosaurus #1, an outside-operated wildcat drilled on Exploration Permit AC/P 20, was a dry hole. We also drilled two infill wells year-to-date. The Jabiru #14 well did not find sufficient oil pay to warrant completion at this time and was temporarily abandoned. The Challis #15 well was unsuccessful and plugged and abandoned. We operate the Jabiru and Challis Fields with a 50% interest.

	China

        A wildcat well on license area 05/36 in China's Bohai Bay began drilling on April 25, 2000 to test a large structure directly east of a recent discovery on adjoining license area 04/36. We own a 35% working interest in this outside operated well.

Forward Looking Information

     Certain of the statements set forth in this document regarding planned capital expenditures, drilling plans and other capital activities are forward looking and are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks.
                                     -18-

Commonly Used Oil and Gas Terms

     Below are explanations of some commonly used terms in the oil and gas business.

Basis risk.      The risk associated with the sales point price for oil or gas production varying from the reference (or settlement) price for a particular hedging transaction.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume of crude oil or other liquid hydrocarbons.

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

NYMEX.           The New York Mercantile Exchange

                                 Part II

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         27 Financial Data Schedule (included only in the electronic filing of this document)

  (b)    Reports on Form 8-K:

         On January 3, 2000, the Company filed a Current Report on Form 8-K reporting the Company's revised natural gas and crude oil hedge volumes at December 31, 1999.

         On March 9, 2000, the Company filed a Current Report on Form 8-K reporting the acquisition of interests in three producing gas fields in South Texas on February 25, 2000.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEWFIELD EXPLORATION COMPANY



Date: April 28, 2000          By:  /s/    TERRY W. RATHERT

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
