Form 10-Q
period 2000-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2000-07-28
CIK 912750

==============================================================================


                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

            ---------------------------------------------
                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

     As of July 27, 2000, there were 42,484,297 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

==============================================================================

                        TABLE OF CONTENTS

                                                                   Page
                                                                   ----
                              PART I
Item 1.  Financial Statements:
           Consolidated Balance Sheet as of June 30,
              2000 and December 31, 1999 . . . . . . . . . . . . .  1

           Consolidated Statement of Income for the three months
              ended June 30, 2000 and 1999 and for the six
              months ended June 30, 2000 and 1999. . . . . . . . .  2

           Consolidated Statement of Cash Flows for the
              six months ended June 30, 2000 and 1999. . . . . . .  3

           Consolidated Statement of Stockholders' Equity
              for the six months ended June 30, 2000 . . . . . . .  4

           Notes to Consolidated Financial Statements  . . . . . .  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . 11


                             PART II

Item 4.  Submission of Matters to a Vote of Security Holders . . . 23

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 25

                            NEWFIELD EXPLORATION COMPANY
                             CONSOLIDATED BALANCE SHEET
                     (In thousands of dollars, except share data)
                                      (Unaudited)

                                                   JUNE 30,     DECEMBER 31,
                                                      2000          1999
                                                 ------------   ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . .    $   19,505     $   41,841
  Accounts receivable-oil and gas . . . . . .        89,440         67,744
  Inventories . . . . . . . . . . . . . . . .        14,552          9,962
  Other . . . . . . . . . . . . . . . . . . .         4,143          6,382
                                                 ------------   ------------
    Total current assets. . . . . . . . . . .       127,640        125,929
                                                 ------------   ------------
Oil and gas properties (full cost method, of
  which $113,907 at June 30, 2000 and $77,732
  at December 31, 1999 were excluded from
  amortization) . . . . . . . . . . . . . . .     1,446,403      1,210,895
Less-accumulated depreciation, depletion and
  amortization. . . . . . . . . . . . . . . .      (653,543)      (566,053)
                                                 ------------   ------------
                                                    792,860        644,842
                                                 ------------   ------------
Furniture, fixtures and equipment, net. . . .         3,729          3,369
Other assets. . . . . . . . . . . . . . . . .         7,130          7,421
                                                 ------------   ------------
    Total assets. . . . . . . . . . . . . . .    $  931,359     $  781,561
                                                 ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. .    $   95,943     $   88,670
  Advances from joint owners. . . . . . . . .         3,769          2,057
                                                 ------------   ------------
    Total current liabilities . . . . . . . .        99,712         90,727
                                                 ------------   ------------
Other liabilities . . . . . . . . . . . . . .         7,886         10,586
Long-term debt. . . . . . . . . . . . . . . .       209,694        124,679
Deferred taxes. . . . . . . . . . . . . . . .        37,937         36,801
                                                 ------------   ------------
    Total long-term liabilities . . . . . . .       255,517        172,066
                                                 ------------   ------------
Company-obligated, mandatorily redeemable,
 convertible preferred securities of Newfield
 Financial Trust I. . . . . . . . . . . . . .       143,750        143,750
                                                 ------------   ------------
Commitments and contingencies . . . . . . . .         ---           ---
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued). . .         ---           ---
  Common stock ($0.01 par value, 100,000,000
    shares authorized; 42,479,997 and
    41,734,884 shares issued and outstanding
    at June 30, 2000 and December 31, 1999,
    respectively) . . . . . . . . . . . . . .           425            417
Additional paid-in capital. . . . . . . . . .       284,071        267,352
Unearned compensation . . . . . . . . . . . .        (7,753)        (3,685)
Accumulated other comprehensive - loss -
 foreign currency translation adjustment. . .        (2,160)          (179)
Retained earnings . . . . . . . . . . . . . .       157,797        111,113
                                                 ------------   ------------
    Total stockholders' equity. . . . . . . .       432,380        375,018
                                                 ------------   ------------
    Total liabilities and stockholders' equity   $  931,359     $  781,561
                                                 ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                            NEWFIELD EXPLORATION COMPANY
                          CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share data)
                                     (Unaudited)

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                   ---------------------      ---------------------
                                     2000         1999          2000         1999
                                   ---------   ---------      ---------   ---------
Oil and gas revenues. . . . . . .  $118,878    $ 60,072       $213,917    $112,986
                                   ---------   ---------      ---------   ---------
Operating expenses:
  Lease operating . . . . . . . .    16,018       9,472         31,025      18,767
  Production and other taxes. . .      (104)        ---          1,485        ---
  Depreciation, depletion and
     amortization . . . . . . . .    46,797      37,060         87,957      73,850
  General and administrative
    (exclusive of stock
     compensation). . . . . . . .     6,257       3,193         12,603       6,256
  Stock compensation. . . . . . .       906         461          1,495         991
                                   ---------   ---------      ---------   ---------
    Total operating expenses. . .    69,874      50,186        134,565      99,864
                                   ---------   ---------      ---------   ---------

Income from operations. . . . . .    49,004       9,886         79,352      13,122

Other income (expenses):
  Interest income . . . . . . . .       407         140            922         288
  Interest expense, net . . . . .    (2,913)     (3,124)        (5,173)     (6,649)
  Dividends on convertible
   preferred securities of
    Newfield Financial Trust I  .    (2,336)       ---          (4,672)       ---
                                   ---------   ---------      ---------   ---------
                                     (4,842)     (2,984)        (8,923)     (6,361)
                                   ---------   ---------      ---------   ---------
Income before income taxes. . . .    44,162       6,902         70,429       6,761
Income tax provision:
  Current . . . . . . . . . . . .    10,730        ---          14,447        ---
  Deferred. . . . . . . . . . . .     3,871       2,527          9,298       2,556
                                   ---------   ---------      ---------   ---------
                                     14,601       2,527         23,745       2,556
                                   ---------   ---------      ---------   ---------
Net income. . . . . . . . . . . .  $ 29,561    $  4,375       $ 46,684    $  4,205
                                   =========   =========      =========   =========

Basic earnings per common share .  $   0.70    $   0.11       $   1.11    $   0.10
                                   =========   =========      ==========  =========
Diluted earnings per common share  $   0.66    $   0.10       $   1.06    $   0.10
                                   =========   =========      ==========  =========
Weighted average number of shares
   outstanding for basic earnings
   per share. . . . . . . . . . .    42,402      41,078         42,140      40,796
                                   =========   =========      =========   =========
Weighted average number of shares
   outstanding for diluted
   earnings per share . . . . . .    47,322      42,221         47,049      41,967
                                   =========   =========      =========   =========

The accompanying notes to consolidated financial statements are an integral part of this financial statement.
                                   -2-

                               NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                 ---------------------------
                                                      2000          1999
                                                 -----------    ------------
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . .    $   46,684     $     4,205

Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion
        and amortization. . . . . . . . . . .        87,957          73,850
      Deferred taxes. . . . . . . . . . . . .         9,298           2,556
      Stock compensation. . . . . . . . . . .         1,495             991
                                                 -----------    ------------
                                                    145,434          81,602
    Changes in assets and liabilities:
      (Increase )decrease in accounts
        receivable, oil and gas . . . . . . .       (22,515)         10,840
      Increase in inventory . . . . . . . . .        (5,514)            ---
      (Increase) decrease in other
        current assets. . . . . . . . . . . .           532          (1,575)
      Decrease in other assets  . . . . . . .           291             268
      Decrease in accounts payable
        and accrued liabilities . . . . . . .        (4,408)        (16,172)
      Increase in advances from
        joint owners. . . . . . . . . . . . .         1,712           1,015
      Decrease in other liabilities . . . . .        (2,533)         (1,458)
                                                 -----------    ------------
        Net cash provided by
          operating activities. . . . . . . .       112,999          74,520
                                                 -----------    ------------
Cash flows from investing activities:
      Additions to oil and gas properties . .      (223,982)        (51,746)
      Additions to furniture, fixtures and
        equipment . . . . . . . . . . . . . .          (840)           (556)
                                                 -----------    ------------
        Net cash used in
          investing activities. . . . . . . .      (224,822)        (52,302)
                                                 -----------    ------------
Cash flows from financing activities:
      Proceeds from borrowings. . . . . . . .       153,000         190,000
      Repayments of borrowings. . . . . . . .       (68,000)       (214,000)
      Proceeds from issuances of common
        stock, net. . . . . . . . . . . . . .         4,938           5,371
                                                 -----------    ------------
        Net cash provided by (used in)
          financing activities  . . . . . . .        89,938         (18,629)
                                                 -----------    ------------
Effect of exchange rate changes on cash and
      cash equivalents . . .  . . . . . . . .          (451)            ---
                                                 -----------    ------------
Increase (decrease)in cash and cash
      equivalents.. . . . . . . . . . . . . .       (22,336)          3,589
Cash and cash equivalents,
      beginning of period . . . . . . . . . .        41,841              92
                                                 -----------    ------------
Cash and cash equivalents, end of period. . .    $   19,505     $     3,681
                                                 ===========    ============

The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                         NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                 (Unaudited)

                                                                                   ACCUMULATED
                            COMMON STOCK       ADDITIONAL                             OTHER          TOTAL
                         -------------------    PAID-IN     UNEARNED    RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                            SHARES    AMOUNT    CAPITAL   COMPENSATION  EARNINGS      LOSS          EQUITY
                         ----------   ------    --------  ------------  --------   -----------    ---------
BALANCE, DECEMBER 31,
  1999.................. 41,734,884   $  417    $267,352  $  (3,685)    $111,113   $    (179)     $375,018
  Issuance of common
    stock...............    648,857        7       4,931                                             4,938
  Issuance of
    restricted stock,
    less amortization
    of $290.............     96,256        1       5,562     (5,273)                                   290
  Amortization of stock
    compensation........                                      1,205                                  1,205
  Tax benefit from
    exercise of
    stock options.......                           6,226                                             6,226
Comprehensive Income:
  Net income............                                                  46,684                    46,684
  Foreign currency
    translation
    adjustment net
    of tax..............                                                              (1,981)       (1,981)
                                                                                                  ---------
        Total
         Comprehensive
          Income........                                                                            44,703
                         ----------   ------    --------  ------------  --------   ------------   ---------
BALANCE, June 30,
 2000................... 42,479,997   $  425    $284,071  $  (7,753)    $157,797   $  (2,160)     $432,380
                         ==========   ======    ========  ============  ========   ============   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               NEWFIELD EXPLORATION COMPANY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

(1)  Accounting Policies

Basis of Presentation

     Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2000 and the Company's consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999 and consolidated cash flows for the six-month periods ended June 30, 2000 and 1999. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

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

     The following is a calculation of basic and diluted weighted average shares outstanding for the three months and six months ended June 30, 2000 and 1999, respectively (in thousands, except per share data):

                                      Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                    ----------------------    ----------------------
                                       2000         1999         2000         1999
                                    ---------    ---------    ---------    ---------
Income:
   Income - basic. . . . . . . . .  $ 29,561     $  4,375     $ 46,684     $  4,205
   Preferred dividends on
     convertible securities, net
     of tax. . . . . . . . . . . .     1,518          ---        3,037          ---
                                    ---------    ---------    ---------    ---------
   Income - diluted. . . . . . . .  $ 31,079     $  4,375     $ 49,721     $  4,205
                                    =========    =========    =========    =========

Shares:
   Shares outstanding - basic. . .    42,402       41,078       42,140       40,796

   Stock options . . . . . . . . .       997        1,143          986        1,171
   Convertible preferred securities
    of Newfield Financial Trust I.     3,923          ---        3,923          ---
                                    ---------    ---------    ---------    ---------
   Shares oustanding - diluted . .    47,322       42,221       47,049       41,967
                                    =========    =========    =========    =========

Earnings per Share:
    Basic. . . . . . . . . . . . .  $   0.70     $   0.11     $   1.11     $   0.10
    Diluted. . . . . . . . . . . .  $   0.66     $   0.10     $   1.06     $   0.10

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

     The calculation of shares outstanding for diluted EPS for the three months ended June 30, 2000 and 1999 does not include the effect of outstanding stock options to purchase 43,000 and 57,500 shares, respectively, because to do so would have been antidilutive. The calculation of shares outstanding for diluted EPS for six months ended June 30, 2000 and 1999 does not include the effect of outstanding stock options to purchase 63,000 and 525,200 shares, respectively, because to do so would have been antidilutive.

Hedging

     The Company enters into various commodity price hedging contracts with respect to its oil and gas production. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging arrangements also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Hedging contracts are accounted for as hedges in accordance with Statement of Financial Accounting Standards No. 80. Gains and losses on these contracts are recognized in revenue in the period in which the underlying production is delivered. These contracts are measured for correlation at both the inception of the contract and on an ongoing basis. If these instruments cease to meet the criteria for deferral accounting, any subsequent gains or losses are recognized in income. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue.

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

     The unaudited pro forma results of operations assuming that such acquisition occurred on January 1 of the respective periods are as follow (in thousands, except per share amounts):

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                ---------------------     --------------------
                                                   2000        1999         2000        1999
                                                --------     --------     --------    --------
                                                                 (Unaudited)
Proforma:
    Revenue . . . . . . . . . . . . . . . . . . $118,878      $65,851     $219,417    $123,279
    Income from operations. . . . . . . . . . .   49,004       12,561       81,894      15,372
    Net income. . . . . . . . . . . . . . . . .   29,561        5,200       47,714       3,647
    Basic earnings per common share . . . . . .    $0.70        $0.13        $1.13       $0.09
    Diluted earnings per common share . . . . .    $0.66        $0.13        $1.08       $0.09

     The proforma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or future results of operations.

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

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

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

(4) Geographic Information

                                                                    OTHER
                                      UNITED STATES  AUSTRALIA  INTERNATIONAL     TOTAL
                                      -------------  ---------- -------------   ---------
                                                        (In thousands)
Three months ended June 30, 2000
------------------------------------
Oil and gas revenues................    $ 107,313     $  11,565     $     ---   $ 118,878
Operating expenses:
  Lease operating...................       12,052         3,966           ---      16,018
  Production and other taxes........        1,297        (1,401)          ---        (104)
  Depreciation, depletion and
    amortization....................       45,231         1,566           ---      46,797
  Allocated income taxes............       17,056         2,528           ---
                                        ---------     ---------     ---------
     Net income from oil and
       gas operations...............    $  31,677     $   4,906     $     ---
                                        =========     =========     =========
  General and administrative
    (exclusive of stock
     compensation)..................                                                6,257
  Stock compensation................                                                  906
                                                                                ---------
          Total operating expenses..                                               69,874
                                                                                ---------
Income from operations..............                                               49,004

  Interest expense, net.............                                               (4,842)
                                                                                ---------
Income before income taxes..........                                            $  44,162
                                                                                =========
Total Long-Lived Assets.............    $ 766,581     $  14,335     $  11,944   $ 792,860
                                        =========     =========     =========   =========
Additions to Long-Lived Assets......    $  45,086     $   5,840     $   1,386   $  52,312
                                        =========     =========     =========   =========

Three months ended June 30, 1999
-----------------------------------
Oil and gas revenues................    $  60,072     $     ---     $     ---   $  60,072
Operating expenses:
Lease operating.....................        9,472           ---           ---       9,472
  Production and other taxes........         ---            ---           ---         ---
  Depreciation, depletion and
     amortization...................       37,060           ---           ---      37,060
  Allocated income taxes............        4,739           ---           ---
                                        ---------     ---------     ---------
     Net income from oil and
       gas operations...............    $   8,801     $     ---     $     ---
                                        =========     =========     =========
  General and administrative
     (exclusive of stock
      compensation).................                                                3,193
  Stock compensation................                                                  461
                                                                                ---------
          Total operating expenses..                                               50,186
                                                                                ---------
Income from operations..............                                                9,886

  Interest expense, net.............                                               (2,984)
                                                                                ---------
Loss before income taxes............                                            $   6,902
                                                                                =========
Total Long-Lived Assets.............    $ 542,507     $     ---     $  10,493   $ 553,000
                                        =========     =========     =========   =========
Additions to Long-Lived Asset.......    $  24,762     $     ---     $     574   $  25,336
                                        =========     =========     =========   =========

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

                                                                    OTHER
                                      UNITED STATES  AUSTRALIA  INTERNATIONAL    TOTAL
                                      -------------  ---------  -------------  ---------
                                                        (In thousands)
Six months ended June 30, 2000
------------------------------------
Oil and gas revenues................    $ 189,850    $  24,067     $     ---   $ 213,917
Operating expenses:
  Lease operating...................       23,526        7,499           ---      31,025
  Production and other taxes........        1,989         (504)          ---       1,485
  Depreciation, depletion and
    amortization....................       84,317        3,640           ---      87,957
  Allocated income taxes............       28,006        4,567           ---
                                        ---------    ---------     ---------
     Net income from oil and
       gas operations...............    $  52,012    $   8,865     $     ---
                                        =========    =========     =========
  General and administrative
     (exclusive of stock
      compensation).................                                              12,603
  Stock compensation................                                               1,495
                                                                               ---------
          Total operating expenses..                                             134,565
                                                                               ---------
Income from operations..............                                              79,352

  Interest expense, net.............                                              (8,923)
                                                                               ---------
Income before income taxes..........                                           $  46,684
                                                                               =========
Total Long-Lived Assets.............    $ 766,581    $  14,335     $  11,944   $ 792,860
                                        =========    =========     =========   =========
Additions to Long-Lived Assets......    $ 220,135    $  13,859     $   1,514   $ 235,508
                                        =========    =========     =========   =========

Six months ended June 30, 1999
-----------------------------------
Oil and gas revenues................    $ 112,986    $     ---     $     ---   $ 112,986
Operating expenses:
Lease operating.....................       18,767          ---           ---      18,767
  Production and other taxes........         ---           ---           ---         ---
  Depreciation, depletion and
     amortization...................       73,850          ---           ---      73,850
  Allocated income taxes............        7,129          ---           ---
                                        ---------    ---------     ---------
     Net income from oil and
       gas operations...............    $  13,240    $     ---     $     ---
                                        =========    =========     =========
  General and administrative
     (exclusive of stock
      compensation) ................                                               6,256
  Stock compensation................                                                 991
                                                                               ---------
          Total operating expenses..                                              99,864
                                                                               ---------
Income from operations..............                                              13,122

  Interest expense, net.............                                              (6,361)
                                                                               ---------
Loss before income taxes............                                           $   6,761
                                                                               =========
Total Long-Lived Assets.............    $ 542,507    $     ---     $  10,493   $ 553,000
                                        =========    =========     =========   =========
Additions to Long-Lived Asset.......    $  46,757    $     ---     $   1,329   $  48,086
                                        =========    =========     =========   =========

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

(5) Hedging Transactions

     As of July 27, 2000, the Company had entered into commodity price hedging contracts with respect to its 2000 through 2002 natural gas and oil production, some of which were entered into subsequent to June 30, 2000, as follows:

NATURAL GAS                          Swaps                    Collars
                             --------------------    ---------------------------

                                       Weighted                     NYMEX
                                       Average                     Contract
                                        NYMEX                        Price
                                       Contract                    per MMBtu
                             Volume in   Price       Volume in  ----------------
     PERIOD                  MMMBtus    per MMBtu     MMMBtus   Floors  Ceilings
---------------------------  -------   -------       --------   ------  --------
July 2000-September 2000...    8,460    $2.87          6,420     $3.45    $3.95
October 2000-December 2000.   11,260    $3.00          1,110     $2.69    $3.24
January 2001-March 2001....   10,050    $3.05            630     $2.75    $3.21
April 2001-June 2001.......    5,640    $2.80          2,480     $3.21    $3.80
July 2001..................      ---      ---          1,000     $3.25    $3.85


OIL                                    Swaps                       Collars                 Floor Contracts
                               --------------------   ------------------------------     --------------------
                                           Weighted                                                 Weighted
                                           Average                      NYMEX                        Average
                                            NYMEX                    Contract Price                   NYMEX
                                           Contract                    Per Bbl                      Contract
                               Volume in    Price     Volume in   ------------------     Volume in     Price
             PERIOD               Bbls     per Bbl       Bbls     Floors    Ceilings       Bbls      per Bbl
------------------------------  ---------  --------    -------    -------   --------     ----------  ---------
July 2000-September 2000......   736,000   $22.38       92,000    $18.28    $21.00           ---        ---
October 2000-December 2000....   736,000   $22.09      184,000    $25.00    $30.05           ---        ---
January 2001-March 2001.......   540,000   $21.99      180,000    $25.00    $30.05         45,000     $22.17
April 2001-June 2001..........   364,000   $21.70      182,000    $25.00    $30.05         45,500     $22.17
July 2001-September 2001......   276,000   $22.57         ---       ---       ---          46,000     $22.17
October 2001-December 2001....   276,000   $22.17         ---       ---       ---          46,000     $22.17
January 2002-March 2002.......       ---      ---       90,000    $22.00    $25.75           ---        ---
April 2002-June 2002..........       ---      ---       91,000    $22.00    $25.75           ---        ---

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

     We use the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. For each cost center, at the end of each quarter, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated future net revenues from proved reserves, based on period-end oil and gas prices; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed the ceiling limit, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence.

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

RESULTS OF OPERATIONS

     The following table presents information about our oil and gas operations.

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                     ------------------        ------------------
                                                      2000        1999          2000        1999
                                                     ------      ------        ------      ------
    PRODUCTION:
      UNITED STATES
         Natural gas (Bcf)........................    26.8         22.2          49.5        43.3
         Oil and condensate (MBbls)...............     961          802         1,875       1,710
         Total (Bcfe).............................    32.6         27.0          60.8        53.6
      AUSTRALIA*
         Oil and condensate (MBbls)...............     343          ---           791        ---
         Total (Bcfe).............................     2.1          ---           4.7        ---
      TOTAL
         Natural gas (Bcf)........................    26.8         22.2          49.6        43.3
         Oil and condensate (MBbls)...............   1,304          802         2,666       1,710
         Total (Bcfe).............................    34.7         27.0          65.5        53.6
    AVERAGE REALIZED PRICES:
      UNITED STATES
         Natural gas (per Mcf)....................  $ 3.21       $ 2.17        $ 2.97      $ 2.10
         Oil and condensate (per Bbl).............   22.01        15.02         22.88       13.03
      AUSTRALIA
         Oil and condensate (per Bbl).............  $33.73          ---        $30.42        ---
      TOTAL
         Natural gas (per Mcf)....................  $ 3.21       $ 2.17        $ 2.97      $ 2.10
         Oil and condensate (per Bbl).............   25.09        15.02         25.11       13.03

----------------
*  In July 1999, we acquired oil producing assets offshore Australia.


  PRODUCTION

     NATURAL GAS. During the second quarter of 2000, natural gas volumes increased 21% over the second quarter of 1999. Increases in gas production were primarily related to the success of our drilling program at West Cameron 522 and 617, Eugene Island 198/199/202, onshore South Louisiana at our Broussard prospect, the acquisition of South Pass 41 in August 1999 and the acquisition of three producing gas fields in South Texas in February 2000. Gains in production were partially offset by natural declines from other producing properties.

     For the first six months of 2000, our natural gas volumes increased 14% over the first six months of 1999. The increase was primarily related to the success of our drilling program at West Cameron 522 and 617, Eugene Island 198/199/202, Ship Shoal 69 and onshore South Louisiana at our Broussard prospect, the acquisition of South Pass 41 in August 1999 and the acquisition of three producing gas fields in South Texas in February 2000. Gains in production were partially offset by natural declines from other producing properties.

     CRUDE OIL AND CONDENSATE. Our oil production increased 63% in the first quarter of 2000 over the comparable quarter of 1999. The primary reason for the increase was the acquisition of interests in two oil fields in the Timor Sea, offshore Australia, during the third quarter of 1999. Increases in domestic oil production were mainly due to the acquisition of an oil producing property at Main Pass 138 in the Gulf of Mexico in August 1999 and production from drilling success at Eugene Island 198/199/202. These increases were offset by natural production declines from other producing properties.

     Our oil production increased 56% in the first six months of 2000 over the comparable quarter of 1999. The primary reason for the increase was the acquisition of interests in two oil fields in the Timor Sea, offshore Australia, during the third quarter of 1999. Increases in domestic oil production were mainly due to the acquisition of an oil producing property at Main Pass 138 and production from drilling success at Eugene Island 198/199/202, Ship Shoal 69 and South Marsh Island 160. These increases were offset by natural production declines from other producing properties.


  REALIZED PRICES

     NATURAL GAS. Our average realized gas price in the second quarter of 2000 was $3.21 per Mcf, an increase of 48% over an average realized price of $2.17 per Mcf in the second quarter of 1999. Hedging activities in the second quarter of 2000 resulted in a price that was 92% of what otherwise would have been received. Hedging activities in the second quarter of 1999 resulted in a price that was 101% of what otherwise would have been received.

     Our average realized gas price in the first six months of 2000 was $2.97 per Mcf, an increase of 41% over an average realized price of $2.10 per Mcf in the first six months of 1999. Hedging activities in the first six months of 2000 resulted in a price that was 96% of what otherwise would have been received. Hedging activities in the first six months of 1999 resulted in a price that was 109% of what otherwise would have been received.

    CRUDE OIL AND CONDENSATE. Crude oil and condensate prices in the second quarter of 2000 averaged $25.09, an increase of 67% over the average price of $15.02 per barrel in the second quarter of 1999. Our average crude oil price in the second quarter of 2000 was 86% of what would have been received without hedging activities. Our average crude oil price in the second quarter of 1999 was 96% of what would have been received without hedging activities.

    Crude oil and condensate prices in the first six months of 2000 averaged $25.11 per barrel, an increase of 93% over the average price of $13.03 per barrel in the comparable period of 1999. Our average crude oil price in the first six months of 2000 was 87% of what would have been received without hedging activities. Our average crude oil price in the first six months of 1999 was 101% of what would have been received without hedging activities.


  NET INCOME AND REVENUES

     For the second quarter of 2000, we reported net income of $29.6 million, or $0.66 cents per diluted share. This compares to net income of $4.4 million, or $0.10 per diluted share, in the second quarter of 1999. Revenues for the second quarter of 2000 increased 98% to $118.9 million compared to revenues of $60.1 million in the second quarter of 1999. The increase in net income and revenues in the second quarter of 2000 was primarily due to sharp increases in commodity prices coupled with higher production volumes.

     For the first six months of 2000, we reported net income of $46.7 million, or $1.06 cents per diluted share. This compares to net income of $4.2 million, or $0.10 per diluted share, in the comparable period of 1999. Revenues for the first six months of 2000 increased 89% to $213.9 million compared to revenues of $113.0 million in the comparable period of 1999. The increase in net income and revenues in the first quarter of 2000 was primarily due to sharp increases in commodity prices coupled with higher production volumes.

  OPERATING EXPENSES

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                ------------------      ----------------
                                                  2000      1999         2000     1999
                                                 ------    ------       ------   ------
AVERAGE COSTS (PER MCFE):
  UNITED STATES
     Lease operating...........................   $0.37    $0.35         $0.39    $0.35
     Depreciation, depletion and amortization..    1.38     1.37          1.39     1.38
     General and administrative (exclusive of
       stock compensation). ...................    0.19     0.12          0.21     0.12
  AUSTRALIA
     Lease operating...........................   $1.93     ---          $1.58     ---
     Depreciation, depletion and amortization..    0.76     ---           0.77     ---
     General and administrative (exclusive of
       stock compensation).....................    0.01     ---           0.01     ---
  TOTAL
     Lease operating...........................   $0.46    $0.35         $0.47    $0.35
     Depreciation, depletion and amortization..    1.35     1.37          1.34     1.38
     General and administrative (exclusive of
       stock compensation).....................   $0.18    $0.12         $0.19    $0.12

     During the second quarter of 2000, our operating expenses increased 39% to $69.9 million from $50.2 million for the second quarter of 1999. Our operating expenses for the first six months of 2000 increased 35% to $134.6 million from $99.9 million for the comparable period in 1999. Operating expenses during the three and six month periods ended June 30, 2000 were impacted by the following:

     - Lease operating expense, stated on a unit of production basis, increased 32% to $0.46 per Mcfe in the second quarter of 2000 compared to $0.35 per Mcfe in the second quarter of 1999. Domestic lease operating expense increased 6% on a unit of production basis to $0.37 per Mcfe in the second quarter of 2000 compared to $0.35 per Mcfe in the second quarter of 1999. Lease operating expense stated on a unit of production basis, for the first six months of 2000 increased 35% to $0.47 per Mcfe compared to $0.35 per Mcfe for the first six months of 1999. This increase reflects the impact of higher operating cost properties acquired in the Gulf of Mexico in 1999 and the relatively higher Australian lease operating expenses associated with the high cost of operations and maintenance of the two floating, storage and off-loading vessels.

     - Depreciation, depletion and amortization expense for the second quarter of 2000 decreased 2% on a unit of production basis to $1.35 per Mcfe. Our domestic DD&A rate increased 1% to $1.38 per Mcfe as compared to the second quarter of 1999. Depreciation, depletion and amortization expense for the six months of 2000 decreased 3% on a unit of production basis to $1.34 per Mcfe. Our domestic depreciation, depletion and amortization expense increased 1% on a unit of production basis to $1.39. The Australian DD&A rate was $0.76 per Mcfe for the second quarter and $0.77 for the first six months of 2000.

     - General and administrative expense for the second quarter of 2000 increased $3.1 million compared to the second quarter of 1999, or 96%, due primarily to an increase in some non-recurring expenses and our growing workforce. During the first six months of 2000, general and administrative expenses increased 101% to $12.6 million from $6.2 million over the comparable period in 1999. This increase is primarily due to an increase in performance based pay, some non-recurring expenses associated with a transition to more sophisticated business systems and our growing workforce.

     Additionally, production and other taxes in the second quarter of 2000 were ($0.1) million. This credit is due to a production tax adjustment associated with our Australian oil production from July 1999 to June 2000, offset by production taxes associated with our newly acquired South Texas properties. For the first six months of 2000, production taxes were $1.5 million. The increase is primarily due to the acquisition of three producing gas fields in South Texas in February 2000 partially offset by the Australian production tax credit.

INTEREST EXPENSE AND DIVIDENDS

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                         ------------------    ----------------
                                                           2000     1999       2000      1999
                                                          -----     -----      -----    ------
                                                                      (In millions)
Gross interest expense................................    $ 4.3     $ 3.6      $ 7.7    $ 7.5
Capitalized interest..................................     (1.4)     (0.5)      (2.6)    (0.9)
                                                           -----     -----     -----     -----
Net interest expense..................................      2.9       3.1        5.1      6.6
Dividends on preferred securities.....................      2.3       ---        4.7      ---
                                                           -----     -----      -----    -----
Total interest expense and dividends..................    $ 5.2     $ 3.1      $ 9.8    $ 6.6
                                                           =====     =====      =====    =====

     Our net interest expense decreased as a result of the issuance of $143.8 million of 6.5% convertible preferred securities by Newfield Financial Trust
I in August 1999 (a portion of the proceeds of which were used to repay borrowings) and a higher percentage of total interest costs being capitalized during the second quarter and first six months of 2000, partially offset by higher average debt levels during the second quarter and first six months of 2000. In total, interest expense and dividends increased in the second quarter and first six months of 2000 over the comparable periods of 1999 because of the higher average levels of financing that were subject to interest or dividends during the second quarter and first six months of 2000, partially offset by a higher percentage of total interest costs being capitalized during the second quarter and first six months of 2000. The higher average levels of financing were primarily the result of funding several acquisitions in the second half of 1999 with the remaining proceeds of the 6.5% convertible preferred securities and funding our February 2000 South Texas acquisition with borrowings under our credit facility.

     The effective tax rate for the three and six month periods ended
June 30, 2000 was 33% and 34%, respectively. The effective tax rate was less than the statutory tax rate because the valuation allowance on the Australian net operating loss carryforwards was reduced by approximately $0.9 million. Based on estimates of future taxable income, we believe it is more likely than not that the Australian net operating loss will be fully utilized. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amounts of future production, and estimates of future operating and capital costs. The valuation allowance could be increased in the near term if our estimates of future taxable income are significantly reduced. If sufficient taxable income is not generated in the future through operating results, a valuation allowance adjustment would be recorded as a charge to income.

LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $27.9 million at June 30, 2000. This compares to working capital of $35.2 million at December 31, 1999. Long-term debt increased to $209.7 million at June 30, 2000 from $124.7 million at December 31, 1999. The $7.3 million decrease in working capital and the increase in long-term debt is primarily due to the acquisition of producing properties in South Texas in February 2000 for $137 million. Working capital balances may fluctuate from quarter to quarter to the extent we increase or decrease borrowings under our revolving credit facility. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital from private and public sources, public debt and bank borrowings.

     We maintain our reserve-based revolving credit facility with Chase Bank of Texas, National Association, as agent. As of June 30, 2000, there was
$85.0 million outstanding under the credit facility. The credit facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the credit facility is subject to a calculated borrowing base determined by a majority of the banks participating in the credit facility, which is reduced by the aggregate principal outstanding on our senior unsecured notes (currently $125 million). The borrowing base is redetermined at least semi-annually and, after reduction for the senior unsecured notes, is currently $255 million. No assurances can be given that a majority of the banks will not elect to redetermine the borrowing base in the future. We have an option, subject to the borrowing base, to increase the facility to $250 million.

     We have also established money market lines of credit with various banks in an amount limited by the credit facility to $25 million. As of June 30, 2000, there were no borrowings outstanding under these lines of credit. At July 28, 2000, without so increasing the facility, we have approximately $184 million of available capacity under the credit facility and money market lines.

     CASH FLOW FROM OPERATIONS. Our net cash flow from operations for the six months ended June 30, 2000 increased 52% over the comparable period of 1999 to $113.0 million. This increase in cash flow is primarily due to sharply higher commodity prices for oil and gas and higher production volumes. Net cash flow from operations before changes in operating assets and liabilities for the six months ended June 30, 2000 was $145.4 million compared to $81.6 million in the comparable period of 1999. The increase in net cash flow from operations before changes in operating assets and liabilities is primarily attributable to sharply higher commodity prices and production volumes offset slightly by increased operating expenses.

     CAPITAL EXPENDITURES. We made capital expenditures of $236.0 million in the first six months of 2000. This includes $50.0 million for exploration, $49.0 million for exploitation and development projects and $137.0 million for property acquisitions. We have budgeted $124 million for capital spending for the remainder of 2000. Approximately $38 million has been budgeted for domestic exploration projects and $74 million for domestic exploitation and development drilling and the construction of platforms, facilities and pipelines. International spending is estimated at $12 million for the remainder of 2000. Acquisitions are opportunistic and are generally not budgeted under our capital program. We continue to pursue attractive acquisition opportunities, however, the timing, size and purchase price of acquisitions are unpredictable. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

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

     As of July 27, 2000, we had entered into commodity price hedging contracts with respect to our 2000 and 2001 natural gas production as set forth below. Some of these contracts were entered into subsequent to June 30, 2000.

                                      Swaps                   Collars
                              ---------------------  ---------------------------

                                         Weighted
                                          Average                   NYMEX
                                           NYMEX                Contract Price
                              Volume in  Contract                  per MMBtu
            PERIOD             MMMBtus     Price     Volume in  ----------------
                                         per MMBtu    MMMBtus   Floors  Ceilings
----------------------------  ---------  ---------    -------   ------  --------
July 2000-September 2000....    8,460     $2.87        6,420     $3.45    $3.95
October 2000-December 2000..   11,260     $3.00        1,110     $2.69    $3.24
January 2001-March 2001.....   10,050     $3.05          630     $2.75    $3.21
April 2001-June 2001........    5,640     $2.80        2,480     $3.21    $3.80
July 2001...................      ---       ---        1,000     $3.25    $3.85

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

     As of July 27, 2000, we had entered into commodity price hedging contracts with respect to our 2000 through 2002 domestic oil production as set forth below. Some of these contracts were entered into subsequent to June 30, 2000.

OIL                                    Swaps                       Collars                 Floor Contracts
                               --------------------   -------------------------------    --------------------
                                          Weighted                                                   Weighted
                                          Average                      NYMEX                         Average
                                           NYMEX                   Contract Price                     NYMEX
                                          Contract                     Per Bbl                       Contract
                               Volume in   Price      Volume in   -------------------    Volume in    Price
             PERIOD               Bbls     per Bbl      Bbls      Floors     Ceilings       Bbls      per Bbl
------------------------------ ---------  --------    --------    -------    --------    ----------  --------
July 2000-September 2000......  736,000    $22.38       92,000    $18.28      $21.00         ---        ---
October 2000-December 2000....  736,000    $22.09      184,000    $25.00      $30.05         ---        ---
January 2001-March 2001.......  540,000    $21.99      180,000    $25.00      $30.05       45,000     $22.17
April 2001-June 2001..........  364,000    $21.70      182,000    $25.00      $30.05       45,500     $22.17
July 2001-September 2001......  276,000    $22.57         ---       ---         ---        46,000     $22.17
October 2001-December 2001....  276,000    $22.17         ---       ---         ---        46,000     $22.17
January 2002-March 2002.......     ---       ---        90,000    $22.00      $25.75         ---        ---
April 2002-June 2002..........     ---       ---        91,000    $22.00      $25.75         ---        ---

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

Drilling Activity

     Year-to-date, we have drilled or participated in a total of 32 wells
(17 in the Gulf of Mexico, 10 onshore U.S. Gulf Coast, five internationally). Today, we have six company-operated rigs running in the Gulf of Mexico and four operated rigs running onshore. In addition, six outside-operated wells are currently active, including one in China's Bohai Bay. A summary of our year-to-date drilling results by focus area is outlined below.

Gulf of Mexico

     To date in 2000, we have drilled or participated 12 successful wells and two dry holes. In addition, we have deepened one well drilled by another operator as a cost effective method to test a deep prospect that extended onto Newfield's operated South Timbalier 138. The operation did not result in a discovery. Two exploration wells are currently drilling. The wells include:

                                                Working
  Well Name                    Status           Interest     Operator
----------------------     ------------------  ---------     ----------
East Cameron 38 #8         successful*            65%           NFX
High Island A-521          successful*            41%           NFX
Ship Shoal 139 #1          successful*            82%           NFX
Ship Shoal 139 #2          successful*            82%           NFX
South Timbalier 107 #2     successful*            30%           NFX
Grand Isle 103 #2          successful             48%           NFX
East Cameron 64 #H-6       successful /producing  18%           NFX
West Cameron 532 #A-12     successful /producing  33%           outside
Ship Shoal 28 #39          successful /producing  33%           outside
Grand Isle 103 #3          successful             48%           NFX
Ship Shoal 76 #2           successful             83%           NFX
Viosca Knoll 738 #1        drilling               48%           NFX
Brazos 542                 drilling               16%           outside
Viosca Knoll 739 #1        successful             25%           outside
Vermilion 215 #7           dry hole               75%           NFX
Eugene Island 199 #10      dry hole               75%           NFX

----------
*Under development

    We plan to drill at least 25 wells in the Gulf of Mexico in 2000.

U.S. Onshore Gulf Coast

     Year-to date, we have drilled or participated in four successful onshore wells and one dry hole. This includes two development wells on two of the fields acquired in the first quarter acquisition of three producing fields in South Texas. Four wells are currently drilling. Results follow:

                                                       Working
Prospect     Location           Status                 Interest      Operator
--------     --------      ------------------          --------      --------
Cash         Texas         successful                    75%          NFX
Real         Texas         successful /producing         75%          NFX
Davis A-5    Texas         development well /producing   35%          outside
McCoy        Texas         evaluating                    33%          outside
Wright       Louisiana     successful                    60%          NFX
Davis A-6    Texas         development well /drilling    35%          outside
Perry Point  Louisiana     drilling                      22%          outside
Perry Point  Louisiana     drilling                      71%          NFX
SK East #6   Texas         development well /drilling    100%         NFX
Koehl #1     Texas         dry hole                      50%          NFX

     We plan to drill 12-15 additional wells in the coastal regions of Texas and Louisiana during 2000.

International Update

     Year-to-date, we have drilled or participated in six international wells (four in Australia and two in China).

     In Australia, we have drilled four unsuccessful wells (two infill wells, two wildcats) in the first half of the year. A third, non-operated exploratory well may be drilled late this year. A gas lift optimization program has been implemented in our two producing oil fields - Jabiru and Challis - and production is expected to average about 4,300 BOPD (net) in the second half of 2000.

     On Block 05/36 in China's Bohai Bay, the CFD-12-1 #1 wildcat well was a discovery, testing more than 2,500 BOPD of 34-degree gravity crude from two intervals in the Guantao section. The discovery is located in 70 feet of water. The CFD 12-1 #2 appraisal well, located about 2.5 kilometers northwest of the discovery, was spud on July 12 and has recently reached total depth. Additional information will be made available in the next two to three weeks. A 3-D seismic program is expected to begin mid-August. The results of the 3-D seismic data and future appraisal drilling will be used to help determine commerciality. We own a 35% interest in Block 05/36, which is operated by Kerr McGee.

Forward Looking Information

     Certain of the statements set forth in this document regarding planned capital expenditures, drilling plans, other capital activities and the financing of capital expenditures are forward looking and are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks.

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

NYMEX.           The New York Mercantile Exchange

                                 Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         At the May 4, 2000 Annual Meeting of Stockholders, the Company's stockholders voted on six matters; 41,765,124 shares of common stock were outstanding and entitled to vote as of the March 10, 2000 record date.

         (1)    Election of Eleven Directors:

                The stockholders elected the eleven nominees for directors until the next annual meeting by the following vote:

                    Nominee Elected              For               Withheld
                   -----------------         -----------        ------------
                   Joe B. Foster             34,616,848             307,915
                   David A. Trice            34,616,848             307,915
                   Robert W. Waldrup         34,616,848             307,915
                   Charles W. Duncan, Jr.    34,615,633             309,130
                   Howard H. Newman          34,487,613             437,150
                   Thomas G. Ricks           34,616,848             307,915
                   C.E. (Chuck) Shultz       34,616,788             307,975
                   Terry Huffington          34,489,073             435,690
                   Dennis R. Hendrix         34,396,169             528,594
                   Philip J. Burguieres      34,616,798             307,965
                   John C. Sawhill           34,615,988             308,775

         (2)    Approval of the Newfield Exploration Company 2000 Omnibus
                Stock Plan:

                The stockholders approved the adoption of the Newfield Exploration Company 2000 Omnibus Stock Plan by the following vote:

                                                                Abstentions and
                    For                     Against             Broker Non-Votes
                 ----------              --------------         ----------------
                 17,482,689                14,646,444              2,795,630

         (3) Approval of the Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan:

                The stockholders approved the adoption of the Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan by the following vote:

                                                                Abstentions and
                    For                     Against             Broker Non-Votes
                 ----------              --------------         ----------------
                 27,587,634                 4,527,748              2,809,381

         (4) Approval of amendment to the New Newfield Exploration Company 1993 Employee Stock Purchase Plan:

                The stockholders approved the amendment of the Newfield Exploration Company 1993 Employee Stock Purchase Plan by the following vote:

                                                                Abstentions and
                    For                     Against             Broker Non-Votes
                 ----------              --------------         ----------------
                 34,357,182                    66,293                501,288

         (5) Approval of the Newfield Exploration Company 2001 Employee Stock Purchase Plan:

                The stockholders approved the adoption of the Newfield Exploration Company 2001 Employee Stock Purchase Plan by the following vote:

                                                                Abstentions and
                    For                     Against             Broker Non-Votes
                 ----------              --------------         ----------------
                 32,032,295                    89,598              2,802,870

         (6)    Appointment of Independent Public Accountants:

                The stockholders ratified the appointment of Pricewaterhouse-Coopers LLP as the Company's independent auditors for the year 2000 by the following vote:

                                                                Abstentions and
                    For                     Against             Broker Non-Votes
                 -----------             -----------            ----------------
                 34,902,744                    18,984                  3,035

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         10 Employment Agreement between the Registrant and Joe B. Foster dated January 31, 2000

         27 Financial Data Schedule (included only in the electronic filing of this document)

  (b)    Reports on Form 8-K:

              On March 9, 2000, the Company filed a Current Report on Form 8-K reporting the acquisition of interests in three producing gas fields in South Texas on February 25, 2000. The Report was subsequently amended by a Form 8K/A dated May 5, 2000 for the sole purpose of including the financial statements required by Item 7 of Form 8-K. The following financial statements were filed with such amendment:

             Financial Statements of the Acquired Property:

                Report of Independent Accountants
                Statement of Revenues and Direct Operating Expenses of the
                  Acquired Properties for the Year Ended December 31, 1999
                Notes to the Statement of Revenues and Direct Operating
                  Expenses
                Supplementary Oil and Gas Disclosures for the Acquired
                  Properties (Unaudited)

             Unaudited Pro Forma Combined Financial Statements:

                Explanatory Note
                Pro Forma Combined Statement of Income for the year
                  ended December 31, 1999 (Unaudited)
                Pro Forma Combined Balance Sheet as of December 31, 1999
                  (Unaudited)
                Notes to Pro Forma Combined Financial Statements (Unaudited) Pro Forma Combined Supplementary Oil and Gas Disclosures as of
                  December 31, 1999 (Unaudited)

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEWFIELD EXPLORATION COMPANY



Date: July 28, 2000         By:  /s/    TERRY W. RATHERT

                                     Terry W. Rathert
                                     Vice President and Chief Financial Officer
                                     (Authorized Officer and Principal
                                      Financial Officer)

                                    EXHIBIT INDEX

            Exhibit
            Number       Description of Exhibits
           ---------     -----------------------
             10          Employment Agreement between the Registrant and
                         Joe B. Foster dated January 31, 2000

             27          Financial Data Schedule (included
                         only in the electronic filing of
                         this document)