Form 10-Q
period 2000-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2000-10-30
CIK 912750

==============================================================================


                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

            ---------------------------------------------
                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

     As of October 26, 2000, there were 42,529,097 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

==============================================================================

                        TABLE OF CONTENTS

                                                                   Page
                                                                   ----
                              PART I
Item 1.  Financial Statements:
           Consolidated Balance Sheet as of September 30,
              2000 and December 31, 1999 . . . . . . . . . . . . .  1

           Consolidated Statement of Income for the three months
              ended September 30, 2000 and 1999 and for the nine
              months ended September 30, 2000 and 1999 . . . . . .  2

           Consolidated Statement of Cash Flows for the
              nine months ended September 30, 2000 and 1999. . . .  3

           Consolidated Statement of Stockholders' Equity
              for the nine months ended September 30, 2000 . . . .  4

           Notes to Consolidated Financial Statements  . . . . . .  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . 11


                             PART II

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 21

                            NEWFIELD EXPLORATION COMPANY
                             CONSOLIDATED BALANCE SHEET
                     (In thousands of dollars, except share data)
                                      (Unaudited)

                                                 September 30,  December 31,
                                                      2000          1999
                                                 ------------   ------------
                       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . .    $   43,953     $   41,841
  Accounts receivable-oil and gas . . . . . .        94,952         67,744
  Inventories . . . . . . . . . . . . . . . .        17,433          9,962
  Other . . . . . . . . . . . . . . . . . . .         5,222          6,382
                                                 ------------   ------------
    Total current assets. . . . . . . . . . .       161,560        125,929
                                                 ------------   ------------
Oil and gas properties (full cost method, of
  which $100,046 at September 30, 2000 and
  $77,732 at December 31, 1999 were excluded
  from amortization). . . . . . . . . . . . .     1,499,995      1,210,895
Less-accumulated depreciation, depletion and
  amortization. . . . . . . . . . . . . . . .      (704,446)      (566,053)
                                                 ------------   ------------
                                                    795,549        644,842
                                                 ------------   ------------
Furniture, fixtures and equipment, net. . . .         3,683          3,369
Other assets. . . . . . . . . . . . . . . . .         6,944          7,421
                                                 ------------   ------------
    Total assets. . . . . . . . . . . . . . .    $  967,736     $  781,561
                                                 ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. .    $  119,669     $   88,670
  Advances from joint owners. . . . . . . . .         7,902          2,057
                                                 ------------   ------------
    Total current liabilities . . . . . . . .       127,571         90,727
                                                 ------------   ------------
Other liabilities . . . . . . . . . . . . . .         6,835         10,586
Long-term debt. . . . . . . . . . . . . . . .       162,703        124,679
Deferred taxes. . . . . . . . . . . . . . . .        50,804         36,801
                                                 ------------   ------------
    Total long-term liabilities . . . . . . .       220,342        172,066
                                                 ------------   ------------
Company-obligated, mandatorily redeemable,
 convertible preferred securities of Newfield
 Financial Trust I. . . . . . . . . . . . . .       143,750        143,750
                                                 ------------   ------------
Commitments and contingencies . . . . . . . .         ---           ---
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued). . .         ---           ---
  Common stock ($0.01 par value, 100,000,000
    shares authorized; 42,526,897 and
    41,734,884 shares issued and outstanding
    at September 30, 2000 and
    December 31, 1999, respectively) . . . .            425            417
Additional paid-in capital. . . . . . . . . .       285,348        267,352
Unearned compensation . . . . . . . . . . . .        (6,985)        (3,685)
Accumulated other comprehensive - loss -
 foreign currency translation adjustment. . .        (4,850)          (179)
Retained earnings . . . . . . . . . . . . . .       202,135        111,113
                                                 ------------   ------------
    Total stockholders' equity. . . . . . . .       476,073        375,018
                                                 ------------   ------------
    Total liabilities and stockholders' equity   $  967,736     $  781,561
                                                 ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                            NEWFIELD EXPLORATION COMPANY
                          CONSOLIDATED STATEMENT OF INCOME
                        (In thousands, except per share data)
                                     (Unaudited)

                                    Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                   ---------------------      ---------------------
                                     2000         1999          2000         1999
                                   ---------   ---------      ---------   ---------
Oil and gas revenues. . . . . . .  $151,263    $ 78,648       $365,180    $191,725
                                   ---------   ---------      ---------   ---------
Operating expenses:
  Lease operating . . . . . . . .    18,067      12,016         49,092      30,783
  Production and other taxes. . .     2,530         963          4,015       1,054
  Depreciation, depletion and
     amortization . . . . . . . .    51,183      38,382        139,140     112,232
  Ceiling test writedown. . . . .       503        ---             503        ---
  General and administrative
    (exclusive of stock
     compensation). . . . . . . .     8,036       4,094         20,639      10,350
  Stock compensation. . . . . . .       767         494          2,262       1,485
                                   ---------   ---------      ---------   ---------
    Total operating expenses. . .    81,086      55,949        215,651     155,904
                                   ---------   ---------      ---------   ---------

Income from operations. . . . . .    70,177      22,699        149,529      35,821

Other income (expenses):
  Interest income . . . . . . . .       580         427          1,502         715
  Interest expense, net . . . . .    (2,441)     (2,675)        (7,614)     (9,324)
  Dividends on convertible
   preferred securities of
    Newfield Financial Trust I  .    (2,336)     (1,168)        (7,008)     (1,168)
                                   ---------   ---------      ---------   ---------
                                     (4,197)     (3,416)       (13,120)     (9,777)
                                   ---------   ---------      ---------   ---------
Income before income taxes. . . .    65,980      19,283        136,409      26,044
Income tax provision:
  Current . . . . . . . . . . . .     8,447        ---          22,894        ---
  Deferred. . . . . . . . . . . .    13,195       6,878         22,493       9,434
                                   ---------   ---------      ---------   ---------
                                     21,642       6,878         45,387       9,434
                                   ---------   ---------      ---------   ---------
Net income. . . . . . . . . . . .  $ 44,338    $ 12,405       $ 91,022    $ 16,610
                                   =========   =========      =========   =========

Basic earnings per common share .  $   1.04    $   0.30       $   2.15    $   0.40
                                   =========   =========      ==========  =========
Diluted earnings per common share  $   0.97    $   0.29       $   2.03    $   0.39
                                   =========   =========      ==========  =========
Weighted average number of shares
   outstanding for basic earnings
   per share. . . . . . . . . . .    42,493      41,517         42,260      41,039
                                   =========   =========      =========   =========
Weighted average number of shares
   outstanding for diluted
   earnings per share . . . . . .    47,366      42,590         47,158      42,192
                                   =========   =========      =========   =========

The accompanying notes to consolidated financial statements are an integral part of this financial statement.
                                   -2-

                               NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)
                                      (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                 ---------------------------
                                                      2000          1999
                                                 -----------    ------------
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . .    $   91,022     $    16,610

Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion
        and amortization. . . . . . . . . . .       139,140         112,232
      Deferred taxes. . . . . . . . . . . . .        22,493           9,434
      Stock compensation. . . . . . . . . . .         2,262           1,485
      Ceiling test writedown. . . . . . . . .           503            ---
                                                 -----------    ------------
                                                    255,420         139,761
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable, oil and gas . . . . . . .       (28,341)          1,585
      (Increase) decrease in inventory. . . .       (10,100)          1,503
      Increase in other current assets. . . .          (810)         (3,012)
      Increase (decrease) in other assets . .           477          (4,177)
      Increase (decrease) in accounts payable
        and accrued liabilities . . . . . . .        28,592            (204)
      Increase (decrease) in advances from
        joint owners. . . . . . . . . . . . .         5,845          (1,566)
      Decrease in other liabilities . . . . .        (3,536)           (559)
                                                 -----------    ------------
        Net cash provided by
          operating activities. . . . . . . .       247,547         133,331
                                                 -----------    ------------
Cash flows from investing activities:
      Acquisition of Gulf Australia,
        net of cash acquired. . . . . . . . .          ---          (10,681)
      Additions to oil and gas properties . .      (287,781)       (157,764)
      Additions to furniture, fixtures and
        equipment . . . . . . . . . . . . . .        (1,097)           (922)
                                                 -----------    ------------
        Net cash used in
          investing activities. . . . . . . .      (288,878)       (169,367)
                                                 -----------    ------------
Cash flows from financing activities:
      Proceeds from borrowings. . . . . . . .       158,000         443,000
      Repayments of borrowings. . . . . . . .      (120,000)       (527,000)
      Proceeds from issuances of convertible
        preferred securities. . . . . . . . .          ---          143,750
      Proceeds from issuances of common
        stock, net. . . . . . . . . . . . . .         5,875           6,707
                                                 -----------    ------------
        Net cash provided by
          financing activities  . . . . . . .        43,875          66,457
                                                 -----------    ------------
Effect of exchange rate changes on cash and
      cash equivalents . . .  . . . . . . . .          (432)            (88)
                                                 -----------    ------------
Increase in cash and cash equivalents . . . .         2,112          30,333
Cash and cash equivalents,
      beginning of period . . . . . . . . . .        41,841              92
                                                 -----------    ------------
Cash and cash equivalents, end of period. . .    $   43,953     $    30,425
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

                         NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                 (Unaudited)

                                                                                   Accumulated
                            Common Stock       Additional                             Other          Total
                         -------------------    Paid-in     Unearned    Retained  Compreshensive  Stockholders'
                            Shares    Amount    Capital   Compensation  Earnings      Loss          Equity
                         ----------   ------    --------  ------------  --------   -----------    ---------
Balance, December 31,
  1999.................. 41,734,884   $  417    $267,352  $  (3,685)    $111,113   $    (179)     $375,018
  Issuance of common
    stock...............    695,757        7       5,868                                             5,875
  Issuance of
    restricted stock,
    less amortization
    of $476.............     96,256        1       5,561     (5,086)                                   476
  Amortization of stock
    compensation........                                      1,786                                  1,786
  Tax benefit from
    exercise of
    stock options.......                           6,567                                             6,567
Comprehensive Income:
  Net income............                                                  91,022                    91,022
  Foreign currency
    translation
    adjustment net
    of tax..............                                                              (4,671)       (4,671)
                                                                                                  ---------
        Total
         Comprehensive
          Income........                                                                            86,351
                         ----------   ------    --------  ------------  --------   ------------   ---------
Balance, September 30,
 2000................... 42,526,897   $  425    $285,348  $  (6,985)    $202,135   $  (4,850)     $476,073
                         ==========   ======    ========  ============  ========   ============   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               NEWFIELD EXPLORATION COMPANY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

(1)  Accounting Policies

Basis of Presentation

     Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2000 and the Company's consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999 and consolidated cash flows for the nine-month periods ended September 30, 2000 and 1999. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

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

     The following is a calculation of basic and diluted weighted average shares outstanding for the three months and nine months ended September 30, 2000 and 1999, respectively (in thousands, except per share data):

                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                    ----------------------    ----------------------
                                       2000         1999         2000         1999
                                    ---------    ---------    ---------    ---------
Income:
   Income - basic. . . . . . . . .  $ 44,338     $ 12,405     $ 91,022     $ 16,610
   Preferred dividends on
     convertible securities, net
     of tax. . . . . . . . . . . .     1,518          ---        4,555          ---
                                    ---------    ---------    ---------    ---------
   Income - diluted. . . . . . . .  $ 45,856     $ 12,405     $ 95,577     $ 16,610
                                    =========    =========    =========    =========

Shares:
   Shares outstanding - basic. . .    42,493       41,517       42,260       41,039

   Stock options . . . . . . . . .       950        1,073          975        1,153
   Convertible preferred securities
    of Newfield Financial Trust I.     3,923          ---        3,923          ---
                                    ---------    ---------    ---------    ---------
   Shares oustanding - diluted . .    47,366       42,590       47,158       42,192
                                    =========    =========    =========    =========

Earnings per Share:
    Basic. . . . . . . . . . . . .  $   1.04     $   0.30     $   2.15     $   0.40
    Diluted. . . . . . . . . . . .  $   0.97     $   0.29     $   2.03     $   0.39

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

     The calculation of shares outstanding for diluted EPS for the three months ended September 30, 2000 and 1999 does not include the effect of outstanding stock options to purchase 66,500 and 42,000 shares, respectively, because to do so would have been antidilutive. The calculation of shares outstanding for diluted EPS for nine months ended September 30, 2000 and 1999 does not include the effect of outstanding stock options to purchase 86,500 and 263,500 shares, respectively, because to do so would have been antidilutive.

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

     The unaudited pro forma results of operations assuming that such acquisition occurred on January 1 of the respective periods are as follow (in thousands, except per share amounts):

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                ---------------------     --------------------
                                                   2000        1999         2000        1999
                                                --------     --------     --------    --------
                                                                 (Unaudited)
Proforma:
    Revenue . . . . . . . . . . . . . . . . . . $151,263      $86,359     $370,680    $209,638
    Income from operations. . . . . . . . . . .   70,177       25,541      152,071      40,913
    Net income. . . . . . . . . . . . . . . . .   44,338       13,272       92,052      16,919
    Basic earnings per common share . . . . . .    $1.04        $0.32        $2.18       $0.41
    Diluted earnings per common share . . . . .    $0.97        $0.31        $2.05       $0.40

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

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

(4) Geographic Information

                                                                    Other
                                      United States  Australia  International    Total
                                      -------------  ---------  -------------  ---------
                                                        (In thousands)
Three months ended September 30, 2000
------------------------------------
Oil and gas revenues................    $ 137,067    $  14,196     $     ---   $ 151,263
Operating expenses:
  Lease operating...................       14,919        3,148           ---      18,067
  Production and other taxes........        1,263        1,267           ---       2,530
  Depreciation, depletion and
    amortization....................       49,378        1,805           ---      51,183
  Ceiling test writedown............          ---          ---           503         503
  Allocated income taxes............       25,028        2,712           ---
                                        ---------    ---------     ---------
     Net income from oil and
       gas operations...............    $  46,479    $   5,264     $     503
                                        =========    =========     =========
  General and administrative
     (exclusive of stock
      compensation).................                                               8,036
  Stock compensation................                                                 767
                                                                               ---------
          Total operating expenses..                                              81,086
                                                                               ---------
Income from operations..............                                              70,177

  Interest expense, net.............                                              (4,197)
                                                                               ---------
Income before income taxes..........                                           $  65,980
                                                                               =========
Total Long-Lived Assets.............    $772,116    $  10,082      $  13,351   $ 795,549
                                        =========    =========     =========   =========
Additions to Long-Lived Assets......    $ 54,715    $   2,464      $   1,910   $  54,161
                                        =========    =========     =========   =========

Three months ended September 30, 1999
------------------------------------
Oil and gas revenues................    $  67,614    $  11,034     $     ---   $  78,648
Operating expenses:
  Lease operating...................        8,347        3,669           ---      12,016
  Production and other taxes........          226          737           ---         963
  Depreciation, depletion and
     amortization...................       36,957        1,425           ---      38,382
  Allocated income taxes............        7,730        1,873           ---
                                        ---------    ---------     ---------
     Net income from oil and
       gas operations...............    $  14,354    $   3,330     $     ---
                                        =========    =========     =========
  General and administrative
     (exclusive of stock
      compensation) ................                                               4,094
  Stock compensation................                                                 494
                                                                               ---------
          Total operating expenses..                                              55,949
                                                                               ---------
Income from operations..............                                              22,699

  Interest expense, net.............                                              (3,416)
                                                                               ---------
Loss before income taxes............                                           $  19,283
                                                                               =========
Total Long-Lived Assets.............    $ 612,839    $     171     $  10,300   $ 623,310
                                        =========    =========     =========   =========
Additions to Long-Lived Asset.......    $ 107,106    $   1,596     $    (193)  $ 108,509
                                        =========    =========     =========   =========

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

                                                                    Other
                                      United States  Australia  International     Total
                                      -------------  ---------- -------------   ---------
                                                        (In thousands)
Nine months ended September 30, 2000
-------------------------------------
Oil and gas revenues................    $ 326,917     $  38,263     $     ---   $ 365,180
Operating expenses:
  Lease operating...................       38,445        10,647           ---      49,092
  Production and other taxes........        3,252           763           ---       4,015
  Depreciation, depletion and
    amortization....................      133,695         5,445           ---     139,140
  Ceiling test writedown............          ---           ---           503         503
  Allocated income taxes............       53,034         7,279           ---
                                        ---------     ---------     ---------
     Net income from oil and
       gas operations...............    $  98,491     $  14,129     $     503
                                        =========     =========     =========
  General and administrative
    (exclusive of stock
     compensation)..................                                               20,639
  Stock compensation................                                                2,262
                                                                                ---------
          Total operating expenses..                                              215,651
                                                                                ---------
Income from operations..............                                              149,529

  Interest expense, net.............                                              (13,120)
                                                                                ---------
Income before income taxes..........                                            $ 136,409
                                                                                =========
Total Long-Lived Assets.............    $ 772,116     $  10,082     $  13,351   $ 795,549
                                        =========     =========     =========   =========
Additions to Long-Lived Assets......    $ 274,850     $  11,395     $   3,424   $ 289,669
                                        =========     =========     =========   =========

Nine months ended September 30, 1999
-------------------------------------
Oil and gas revenues................    $ 180,691     $  11,034     $     ---   $ 191,725
Operating expenses:
  Lease operating...................       27,114         3,669           ---      30,783
  Production and other taxes........          317           737           ---       1,054
  Depreciation, depletion and
     amortization...................      110,807         1,425           ---     112,232
  Allocated income taxes............       14,859         1,873           ---
                                        ---------     ---------     ---------
     Net income from oil and
       gas operations...............    $  27,594     $   3,330     $     ---
                                        =========     =========     =========
  General and administrative
     (exclusive of stock
      compensation).................                                               10,350
  Stock compensation................                                                1,485
                                                                                ---------
          Total operating expenses..                                              155,904
                                                                                ---------
Income from operations..............                                               35,821

  Interest expense, net.............                                               (9,777)
                                                                                ---------
Loss before income taxes............                                            $  26,044
                                                                                =========
Total Long-Lived Assets.............    $ 612,839     $     171     $  10,300   $ 623,310
                                        =========     =========     =========   =========
Additions to Long-Lived Asset.......    $ 153,863     $   1,596     $   1,136   $ 156,595
                                        =========     =========     =========   =========

                          NEWFIELD EXPLORATION COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                (Unaudited)

(5) Hedging Transactions

     As of October 26, 2000, the Company had entered into commodity price hedging contracts with respect to its 2000 through 2002 natural gas and oil production, some of which were entered into subsequent to September 30, 2000, as follows:

NATURAL GAS                          Swaps                        Collars                      Floor Contracts
                             --------------------    ---------------------------------    ----------------------------
                                       Weighted                        NYMEX
                                       Average                        Contract
                                        NYMEX                          Price
                                       Contract                      per MMBtu                              NYMEX
                             Volume in  Price       Volume in ------------------------    Volume in     Contract Price
     PERIOD                   MMMBtus  per MMBtu     MMMBtus     Floors     Ceilings      MMMbtus        per MMBtu
---------------------------  -------   ---------    --------- -----------  -----------    ---------     --------------
October 2000-December 2000.   11,260    $3.00         1,110   $2.60-$2.75  $3.21-$3.28      3,000         $5.35-$5.44
January 2001-March 2001....   10,050    $3.05         5,130   $2.75-$4.50  $3.21-$6.25       ---              ---
April 2001-June 2001.......    5,640    $2.80         7,480   $2.75-$4.00  $3.21-$5.75       ---              ---
July 2001-September 2001...      ---      ---         7,000   $3.25-$4.00  $3.85-$5.75       ---              ---
October 2001...............      ---      ---           500     $4.00        $5.75           ---              ---

OIL                                    Swaps                            Collars                      Floor Contracts
                               --------------------   ----------------------------------------   -------------------------
                                           Weighted
                                           Average                           NYMEX
                                            NYMEX                       Contract Price                          NYMEX
                                           Contract                         per Bbl                            Contract
                               Volume in    Price     Volume in   ----------------------------   Volume in      Price
             PERIOD               Bbls     per Bbl       Bbls        Floors         Ceilings        Bbls       per Bbl
------------------------------ ---------  ---------   ---------   -------------  -------------   ----------  -------------
October 2000-December 2000....   736,000   $22.09      184,000       $25.00         $30.05           ---         ---
January 2001-March 2001.......   540,000   $21.99      270,000       $25.00      $30.05-$30.75     112,500   $22.17-$26.00
April 2001-June 2001..........   364,000   $21.70      364,000    $25.00-$27.25  $30.05-$30.75     113,750   $24.17-$26.00
July 2001-September 2001......   276,000   $22.57      414,000    $24.00-$26.25  $27.30-$32.45     115,000   $24.17-$26.00
October 2001-December 2001....   276,000   $22.17      345,000    $24.00-$25.25  $27.30-$30.75     115,000   $24.17-$26.00
January 2002-March 2002.......     ---      ---        517,500    $22.00-$25.00  $25.75-$30.75       ---         ---
April 2002-June 2002..........     ---      ---        455,000    $22.00-$25.00  $25.75-$30.75       ---         ---
July 2002-September 2002......     ---      ---        345,000    $23.00-$25.00  $26.75-$30.75       ---         ---
October 2002-December 2002....     ---      ---        184,000       $25.00      $28.00-$30.75       ---         ---

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, the FASB issued FAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which deferred FAS
133's effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended FAS 133. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     We will adopt FAS 133 effective January 1, 2001. We expect our natural gas and oil forward sales contracts to qualify for special hedge accounting treatment under FAS 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholder's equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, we believe that any ineffectiveness will be immaterial. The affect on our earnings and other comprehensive income as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production we hedge and the time periods covered by such hedges. We do not expect
FAS 133 to have a material impact on our financial statements as a result of other contractual arrangements that we are subject to.

     Explanation of some commonly used oil and gas terms can be found under the caption "Commonly Used Oil and Gas Terms" at the end of Management's Discussion and Analysis.

RESULTS OF OPERATIONS

     The following table presents information about our oil and gas operations.

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                     ------------------        ------------------
                                                      2000        1999          2000        1999
                                                     ------      ------        ------      ------
    PRODUCTION:
      UNITED STATES
         Natural gas (Bcf)........................    27.9         21.7          77.5        65.0
         Oil and condensate (MBbls)...............   1,190          883         3,065       2,593
         Total (Bcfe).............................    35.1         27.0          95.9        80.5
      AUSTRALIA*
         Oil and condensate (MBbls)...............     431          419         1,222        419
         Total (Bcfe).............................     2.6          2.5           7.3        2.5
      TOTAL
         Natural gas (Bcf)........................    27.9         21.7          77.5        65.0
         Oil and condensate (MBbls)...............   1,621        1,302         4,287       3,012
         Total (Bcfe).............................    37.7         29.5         103.2        83.0
    AVERAGE REALIZED PRICES:
      UNITED STATES
         Natural gas (per Mcf)....................  $ 3.86       $ 2.42        $ 3.29      $ 2.20
         Oil and condensate (per Bbl).............   24.66        17.12         23.57       14.43
      AUSTRALIA
         Oil and condensate (per Bbl).............  $32.93        26.33        $31.30       26.33
      TOTAL
         Natural gas (per Mcf)....................  $ 3.86       $ 2.42        $ 3.29      $ 2.20
         Oil and condensate (per Bbl).............   26.86        20.09         25.77       16.08

----------------
*  In July 1999, we acquired oil producing assets offshore Australia.


  PRODUCTION

     NATURAL GAS. Natural gas production for the third quarter of 2000 increased 29% over the third quarter of 1999. Increases in gas production were primarily related to the success of our drilling program at West Cameron 522 and 617, Eugene Island 198/199/202, Main Pass 264, onshore at our Broussard, Provident City and Wright prospects, the acquisition of South Pass 41, Vermilion 215 and Ship Shoal 28 during the third quarter of 1999 and the acquisition of three producing gas fields in South Texas in February 2000. Gains in production were partially offset by natural declines from other producing properties.

     Natural gas volumes production for the first nine months of 2000 increased 19% over the first nine months of 1999. The increase was primarily related to the success of our drilling program at West Cameron 522, 533 and 617, Eugene Island 198/199/202, Main Pass 264, Ship Shoal 69, West Delta 18 and onshore at Broussard and Provident City, the acquisition of South Pass 41, Vermilion 215 and Ship Shoal 28 during the third quarter of 1999 and the acquisition of three producing gas fields in South Texas in February 2000. Gains in production were partially offset by natural declines from other producing properties.

     CRUDE OIL AND CONDENSATE. Our oil production increased 25% in the first quarter of 2000 over the comparable quarter of 1999. Increases in oil and condensate production were mainly due to the acquisition of Main Pass 138, Vermilion 215, South Marsh 146, Ship Shoal 28 and West Delta 79 in the Gulf of Mexico during the third quarter of 1999 and condensate production from the acquisition of three producing gas fields in South Texas in February 2000 and production from drilling success at Eugene Island 198/199/202, Main Pass 264, Vermilion 398, South Marsh 160 and onshore at our Wright prospect. These increases were offset by natural production declines from other producing properties.

     Our oil production increased 42% in the first nine months of 2000 over the comparable period of 1999. The primary reason for the increase was the acquisition of interests in two oil fields in the Timor Sea, offshore Australia, during the third quarter of 1999. Increases in domestic oil production were mainly due to the acquisition of Main Pass 138, West Delta 79, Vermilion 215 and condensate production from the acquisition of three producing gas fields in South Texas in February 2000 and production from drilling success at Eugene Island 198/199/202, Ship Shoal 69, Main Pass 264 and South Marsh Island 160. These increases were offset by natural production declines from other producing properties.

  REALIZED PRICES

     NATURAL GAS. Our average realized gas price in the third quarter of 2000 was $3.86 per Mcf, an increase of 60% over an average realized price of $2.42 per Mcf in the third quarter of 1999. Hedging activities in the third quarter of 2000 resulted in a price that was 86% of what otherwise would have been received. Hedging activities in the third quarter of 1999 resulted in a price that was 93% of what otherwise would have been received.

     Our average realized gas price in the first nine months of 2000 was $3.29 per Mcf, an increase of 50% over an average realized price of $2.20 per Mcf in the first nine months of 1999. Hedging activities in the first nine months of 2000 resulted in a price that was 92% of what otherwise would have been received. Hedging activities in the first nine months of 1999 resulted in a price that was 102% of what otherwise would have been received.

    CRUDE OIL AND CONDENSATE. Crude oil and condensate prices in the third quarter of 2000 averaged $26.86, an increase of 34% over the average price of $20.09 per barrel in the third quarter of 1999. Our average crude oil price in the third quarter of 2000 was 85% of what would have been received without hedging activities. Our average crude oil price in the third quarter of 1999 was 93% of what would have been received without hedging activities.

    Crude oil and condensate prices in the first nine months of 2000 averaged $25.77 per barrel, an increase of 60% over the average price of $16.08 per barrel in the comparable period of 1999. Our average crude oil price in the first nine months of 2000 was 86% of what would have been received without hedging activities. Our average crude oil price in the first nine months of 1999 was 96% of what would have been received without hedging activities.


  NET INCOME AND REVENUES

     For the third quarter of 2000, we reported net income of $44.3 million, or $0.97 cents per diluted share. This compares to net income of $12.4 million, or $0.29 per diluted share, in the third quarter of 1999. Revenues for the third quarter of 2000 increased 92% to $151.3 million compared to revenues of $78.6 million in the third quarter of 1999.

     For the first nine months of 2000, we reported net income of $91.0 million, or $2.03 cents per diluted share. This compares to net income of $16.6 million, or $0.39 per diluted share, in the comparable period of 1999. Revenues for the first nine months of 2000 increased 90% to $365.2 million compared to revenues of $191.7 million in the comparable period of 1999.

     The increases in net income and revenues in the three and nine month periods ended September 30, 2000 were primarily due to sharp increases in commodity prices coupled with higher production volumes partially offset by higher costs.

  OPERATING EXPENSES

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                ------------------      ----------------
                                                  2000      1999         2000     1999
                                                 ------    ------       ------   ------
AVERAGE COSTS (PER MCFE):
  UNITED STATES
     Lease operating...........................   $0.43    $0.31         $0.40    $0.34
     Production and other taxes................    0.04     0.01          0.03      ---
     Depreciation, depletion and amortization..    1.41     1.37          1.39     1.38
     General and administrative (exclusive of
       stock compensation). ...................    0.22     0.14          0.21     0.12
  AUSTRALIA*
     Lease operating...........................   $1.22     1.46         $1.45     1.46
     Production and other taxes................    0.49     0.29          0.10     0.29
     Depreciation, depletion and amortization..    0.70     0.57          0.74     0.57
     General and administrative (exclusive of
       stock compensation).....................    0.14     0.17          0.06     0.17
  TOTAL
     Lease operating...........................   $0.48    $0.41         $0.48    $0.37
     Production and other taxes................    0.07     0.03          0.04     0.01
     Depreciation, depletion and amortization..    1.36     1.30          1.35     1.35
     General and administrative (exclusive of
       stock compensation).....................   $0.21    $0.14         $0.20    $0.12

----------------
*  In July 1999, we acquired oil producing assets offshore Australia.

     Operating expenses during the three and nine month periods ended September 30, 2000 were impacted by the following:

     - Lease operating expense, stated on a unit of production basis, increased 17% to $0.48 per Mcfe in the third quarter of 2000 compared to $0.41 per Mcfe in the third quarter of 1999. Domestic lease operating expense increased 39% on a unit of production basis to $0.43 per Mcfe in the third quarter of 2000 compared to $0.31 per Mcfe in the third quarter of 1999. Lease operating expense stated on a unit of production basis, for the first nine months of 2000 increased 30% to $0.48 per Mcfe compared to $0.37 per Mcfe for the first nine months of 1999. This increase reflects higher oilfield service and related costs in the Gulf of Mexico and the relatively higher Australian lease operating expenses associated with the operations and maintenance of the two floating production, storage and off-loading vessels.

     - Production and other taxes in the third quarter of 2000 were $2.5 million, a 263% increase over the comparable period in 1999 of $1.0 million. This increase is primarily due to our acquisition of three producing gas fields in South Texas in February 2000 and the acquisition of interests in two oil fields in the Timor Sea, offshore Australia, during the third quarter of 1999 and a higher commodity price environment during the first nine months of 2000. For the first nine months of 2000, production and other taxes were $4.0 million, an increase of 381% over the first nine months of 1999 of $1.0 million. The increase is primarily due to the acquisition of three producing gas fields in South Texas in February 2000, and a higher commodity price environment partially offset by a $1.5 million resource rent tax credit related to our Australian oil production for the period from July 1999 to June 2000.

     - Depreciation, depletion and amortization expense for the third quarter of 2000 increased 5% on a unit of production basis to $1.36 per Mcfe. Our domestic DD&A rate increased 3% to $1.41 per Mcfe as compared to the third quarter of 1999. Depreciation, depletion and amortization expense for the nine months of 2000 remained flat on a unit of production basis at $1.35 per Mcfe. Our domestic depreciation, depletion and amortization expense increased 1% on a unit of production basis to $1.39. The increases in the domestic DD&A rate are due to several factors which include the increases in the cost of drilling goods and services, platforms and facilities construction, industry transportation cost and the completion of several higher cost wells.
       The Australian DD&A rate was $0.70 per Mcfe for the third quarter and $0.74 for the first nine months of 2000. The increases in the Australian DD&A rate are a result of our unsuccessful drilling activities in 2000 in Australia.

     - General and administrative expense for the third quarter of 2000 increased $3.9 million compared to the third quarter of 1999, or 96%, due primarily to an increase in performance based pay and our growing workforce. Performance based compensation excluding stock compensation expense, as a component of general and administrative expense, increased from $1.2 million, or $0.04 per Mcfe, for the three months ended September 30, 1999, to $4.0 million or $0.11 per Mcfe, for the three months ended September 30, 2000. During the first nine months of 2000, general and administrative expenses increased 99% to $20.6 million from $10.4 million over the comparable period in 1999. This increase is primarily due to an increase in performance based pay, some non-recurring expenses associated with a transition to more sophisticated business systems and our growing workforce. Performance based compensation excluding stock compensation expense, as a component of general and administrative expense, increased from $2.2 million, or $0.03 per Mcfe, for the first nine months of 1999, to $8.5 million, or $0.08 per Mcfe, for the first nine months of 2000. The increases in performance based compensation are related to increases in earning which are primarily a result of the sharp increases in commodity prices and higher production volumes in the three and nine month periods ended September 30, 2000 as compared to the comparable periods in 1999. Performanced based pay is limited by profitability. Please see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

INTEREST EXPENSE AND DIVIDENDS

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         ------------------    ----------------
                                                           2000     1999       2000      1999
                                                          -----     -----      -----    ------
                                                                      (In millions)
Gross interest expense................................    $ 3.8     $ 3.3      $11.5    $10.9
Capitalized interest..................................     (1.4)     (0.6)      (3.9)    (1.6)
                                                           -----     -----     -----     -----
Net interest expense..................................      2.4       2.7        7.6      9.3
Dividends on preferred securities.....................      2.3       1.2        7.0      1.2
                                                           -----     -----      -----    -----
Total interest expense and dividends..................    $ 4.7     $ 3.9      $14.6    $10.5
                                                           =====     =====      =====    =====

     Our net interest expense decreased as a result of the issuance of $143.8 million of 6.5% convertible preferred securities by Newfield Financial Trust
I in August 1999 (a portion of the proceeds of which were used to repay borrowings) and a higher percentage of total interest costs being capitalized during the third quarter and first nine months of 2000, partially offset by higher average debt levels during the third quarter and first nine months of 2000. In total, interest expense and dividends increased in the third quarter and first nine months of 2000 over the comparable periods of 1999 because of the higher average levels of financing that were subject to interest or dividends during the third quarter and first nine months of 2000, partially offset by a higher percentage of total interest costs being capitalized during the third quarter and first nine months of 2000. The borrowings that resulted in higher average levels of financing and the remaining proceeds of the 6.5% convertible preferred securities were used primarily to fund several acquisitions in the second half of 1999 and our February 2000 South Texas acquisition.

     The effective tax rate for the three and nine month periods ended September 30, 2000 was 33%. The effective tax rate was less than the statutory tax rate because the valuation allowance on the Australian net operating loss carryforwards was reduced by approximately $1.3 million and $2.3 million for the three and nine month periods ended September 30, 2000, respectively. Based on estimates of future taxable income, we believe it is more likely than not that the Australian net operating loss will be fully utilized. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amounts of future production, and estimates of future operating and capital costs. The valuation allowance could be increased in the near term if our estimates of future taxable income are significantly reduced. If sufficient taxable income is not generated in the future through operating results, a valuation allowance adjustment would be recorded as a charge to income.

LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $33.9 million at September 30, 2000. This compares to working capital of $35.2 million at December 31, 1999. Long-term debt increased to $162.7 million at September 30, 2000 from $124.7 million at December 31, 1999. The $1.3 million decrease in working capital and the increase in long-term debt is primarily due to the acquisition of producing properties in South Texas in February 2000 for $137 million.
Working capital balances may fluctuate from quarter to quarter to the extent we increase or decrease borrowings under our revolving credit facility. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital from public sources, public debt and bank borrowings.

     We maintain our reserve-based revolving credit facility with Chase Bank of Texas, National Association, as agent. As of September 30, 2000, there was $38.0 million outstanding under the credit facility. The credit facility provides a $225 million revolving credit maturing on October 31, 2002. The amount available under the credit facility is subject to a calculated borrowing base determined by a majority of the banks participating in the credit facility, which is reduced by the aggregate principal outstanding on our senior unsecured notes (currently $125 million). The borrowing base is redetermined at least semi-annually and, after reduction for the senior unsecured notes, is currently $255 million. No assurances can be given that a majority of the banks will not elect to redetermine the borrowing base in the future. We have an option, subject to the borrowing base, to increase the facility to $250 million.

     We have also established money market lines of credit with various banks, the aggregate borrowings under which are limited by the credit facility to $25 million. As of September 30, 2000, there were no borrowings outstanding under these lines of credit. At October 26, 2000, without so increasing the facility, we have approximately $228 million of available capacity under the credit facility and money market lines.

     CASH FLOW FROM OPERATIONS. Our net cash flow from operations for the nine months ended September 30, 2000 increased 86% over the comparable period of 1999 to $247.5 million. This increase in cash flow is primarily due to sharply higher commodity prices for oil and gas and higher production volumes. Net cash flow from operations before changes in working capial for the nine months ended September 30, 2000 was $255.4 million compared to $139.8 million in the comparable period of 1999. The increase in net cash flow from operations before changes in working capital is primarily attributable to sharply higher commodity prices and production volumes offset slightly by increased operating expenses.

     CAPITAL EXPENDITURES. We made capital expenditures of $289.7 million in the first nine months of 2000. This includes $68.3 million for exploration, $79.7 million for exploitation and development projects and $141.7 million for property acquisitions. We have budgeted $70 million for capital spending for the remainder of 2000. Approximately $20 million has been budgeted for domestic exploration projects and $43 million for domestic exploitation and development drilling and the construction of platforms, facilities and pipelines. International spending is estimated at $7 million for the remainder of 2000. Acquisitions are opportunistic and are generally not budgeted under our capital program. We continue to pursue attractive acquisition opportunities, however, the timing, size and purchase price of acquisitions are unpredictable. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

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

     As of October 26, 2000, we had entered into commodity price hedging contracts with respect to our 2000 and 2001 natural gas production as set forth below. Some of these contracts were entered into subsequent to September 30, 2000.

                                     Swaps                        Collars                      Floor Contracts
                             --------------------    ---------------------------------    ----------------------------
                                       Weighted                        NYMEX
                                       Average                        Contract
                                        NYMEX                          Price
                                       Contract                      per MMBtu                              NYMEX
                             Volume in  Price       Volume in ------------------------    Volume in     Contract Price
     PERIOD                   MMMBtus  per MMBtu     MMMBtus     Floors      Ceilings      MMMbtus        per MMBtu
---------------------------  -------   ---------    --------- -----------  -----------    ---------     --------------
October 2000-December 2000.   11,260    $3.00         1,110   $2.60-$2.75  $3.21-$3.28      3,000         $5.35-$5.44
January 2001-March 2001....   10,050    $3.05         5,130   $2.75-$4.50  $3.21-$6.25       ---              ---
April 2001-June 2001.......    5,640    $2.80         7,480   $2.75-$4.00  $3.21-$5.75       ---              ---
July 2001-September 2001...      ---      ---         7,000   $3.25-$4.00  $3.85-$5.75       ---              ---
October 2001...............      ---      ---           500     $4.00        $5.75           ---              ---

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

     As of October 26, 2000, we had entered into commodity price hedging contracts with respect to our 2000 through 2002 domestic oil production as set forth below. Some of these contracts were entered into subsequent to September 30, 2000.

                                       Swaps                            Collars                      Floor Contracts
                               --------------------   ----------------------------------------   -------------------------
                                           Weighted
                                           Average                           NYMEX
                                            NYMEX                       Contract Price                          NYMEX
                                           Contract                         per Bbl                            Contract
                               Volume in    Price     Volume in   ----------------------------   Volume in      Price
             PERIOD               Bbls     per Bbl       Bbls        Floors         Ceilings        Bbls       per Bbl
------------------------------ ---------  ---------   ---------   -------------  -------------   ----------  -------------
October 2000-December 2000....   736,000   $22.09      184,000       $25.00         $30.05           ---         ---
January 2001-March 2001.......   540,000   $21.99      270,000       $25.00      $30.05-$30.75     112,500   $22.17-$26.00
April 2001-June 2001..........   364,000   $21.70      364,000    $25.00-$27.25  $30.05-$30.75     113,750   $24.17-$26.00
July 2001-September 2001......   276,000   $22.57      414,000    $24.00-$26.25  $27.30-$32.45     115,000   $24.17-$26.00
October 2001-December 2001....   276,000   $22.17      345,000    $24.00-$25.25  $27.30-$30.75     115,000   $24.17-$26.00
January 2002-March 2002.......     ---      ---        517,500    $22.00-$25.00  $25.75-$30.75       ---         ---
April 2002-June 2002..........     ---      ---        455,000    $22.00-$25.00  $25.75-$30.75       ---         ---
July 2002-September 2002......     ---      ---        345,000    $23.00-$25.00  $26.75-$30.75       ---         ---
October 2002-December 2002....     ---      ---        184,000       $25.00      $28.00-$30.75       ---         ---

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

Estimated Operating and Financial Data; Operating Activities

     We recently introduced a revised home page located at www.newfld.com. In conjunction with the introduction of our new web page, we also introduced an electronic publication entitled @NFX. @NFX will be periodically published to provide updates on our current operating activities. @NFX also includes our latest publicly announced estimates of expected production volumes, costs and expenses for the then current quarter. All recent additions of @NFX are available on our web page. To receive @NFX directly by e-mail, please forward your e-mail address to pmcknight@newfld.com or visit our web page and sign up.

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

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

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


                              NEWFIELD EXPLORATION COMPANY



Date: October 26, 2000         By:  /s/    TERRY W. RATHERT
                                    --------------------------------
                                     Terry W. Rathert
                                     Vice President and Chief Financial Officer
                                     (Authorized Officer and Principal
                                      Financial Officer)

                                    EXHIBIT INDEX

            Exhibit
            Number       Description of Exhibits
           ---------     -----------------------
             27          Financial Data Schedule (included
                         only in the electronic filing of
                         this document)