Form 10-K405
period 2000-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2001-03-26
CIK 912750

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

       [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-12534

                          NEWFIELD EXPLORATION COMPANY

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      72-1133047
           (State of incorporation)                 (I.R.S. Employer Identification No.)

        363 NORTH SAM HOUSTON PARKWAY,
                 SUITE 2020,
                HOUSTON, TEXAS                                     77060
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code:  281-847-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
   Common Stock, Par Value $0.01 per Share                New York Stock Exchange
      Rights to Purchase Series A Junior                  New York Stock Exchange
    Participating Preferred Stock, Par Value
                $0.01 per Share
6 1/2% Cumulative Quarterly Income Convertible            New York Stock Exchange
             Preferred Securities,
   Series A, of Newfield Financial Trust I
     (and the guarantee of the registrant
            with respect thereto)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,125,600,000 as of March 15, 2001 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

     As of March 16, 2001 there were 44,682,181 shares of the registrant's common stock, par value $0.01 per share, outstanding.

     Documents incorporated by reference: Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held May 3, 2001, which is incorporated into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I

ITEM 1.    BUSINESS....................................................     1
           Strategy....................................................     1
           Marketing...................................................     3
           Competition.................................................     3
           Employees...................................................     3
           Regulation and Other Factors Affecting Our Business.........     4
ITEM 2.    PROPERTIES..................................................     4
           Gulf of Mexico..............................................     4
           U.S. Onshore Gulf Coast.....................................     4
           Anadarko Basin..............................................     4
           International...............................................     4
           Proved Reserves and Future Net Cash Flows...................     5
           Finding Costs...............................................     6
           Development, Exploration and Acquisition Capital
             Expenditures..............................................     6
           Drilling Activity...........................................     7
           Productive Wells............................................     7
           Acreage Data................................................     8
           Title to Properties.........................................     8
ITEM 3.    LEGAL PROCEEDINGS...........................................     8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     8
ITEM 4A.   EXECUTIVE OFFICERS..........................................     9

                                   PART II

ITEM 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.....    10
ITEM 6.    SELECTED FINANCIAL DATA.....................................    11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................    13
           Accounting Policies.........................................    13
           Results of Operations.......................................    14
           Liquidity and Capital Resources.............................    18
           Hedging.....................................................    19
           Regulation..................................................    23
           Other Factors Affecting Our Business........................    26
           Forward Looking Information.................................    30
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK......................................................    33
           Oil and Gas Prices..........................................    33
           Interest Rates..............................................    33
           Foreign Currency Exchange Rates.............................    33
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    34
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..................................    70


                                                                          PAGE
                                                                          ----
                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    70
ITEM 11.   EXECUTIVE COMPENSATION......................................    70
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT................................................    70
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    70

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.......................................................    70

     All references in this report to "Newfield," "we," "us" or "our" are to Newfield Exploration Company and its subsidiaries. Unless otherwise noted, all information in this report relating to oil and gas reserves and the estimated future net cash flows attributable to those reserves are based on estimates we prepared and are net to our interest. If you are not familiar with the oil and gas terms used in this report, please refer to the explanations of such terms under the caption "Commonly Used Oil and Gas Terms" at the end of Item 7 of this report.

                                     PART I

ITEM 1. BUSINESS

     Newfield is an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. At year-end 2000, we had proved reserves of 687 Bcfe comprised of 520 Bcf of natural gas and 28 MMBbls of oil and condensate. Natural gas accounted for 76% of those proved reserves. Approximately 82% of our reserves at December 31, 2000 were proved developed and 95% were located in the U.S.

     Newfield was founded in 1989 and acquired its first oil and gas reserves in 1990. Since that time, we have grown rapidly. Our initial focus area was the Gulf of Mexico. Over the last several years we have expanded our areas of operation to include the U.S. onshore Gulf Coast, offshore northwest Australia, Bohai Bay, offshore China, and, through the recent acquisition of Lariat Petroleum, the Anadarko Basin of Oklahoma. While approximately 40% of our proved reserves are now located onshore in the U.S., our largest focus area remains the Gulf of Mexico, which accounts for approximately 58% of our proved reserves.

STRATEGY

     Our growth strategy has remained unchanged and is based on the following elements:

     -- growing our reserves through the drilling of a balanced portfolio;

     -- balancing exploration with the acquisition and exploitation of proved properties;

     -- focusing on select geographic areas;

     -- controlling operations and costs;

     -- using 3-D seismic data and other advanced technologies; and

     -- attracting and retaining a quality workforce through equity ownership and other performance-based incentives.

     DRILLING PROGRAM. We have an active, technology-driven drilling program conducted by five multi-disciplined teams. We balance our drilling program between a smaller number of higher risk, higher potential prospects and a greater number of lower risk, low and moderate potential prospects. We continuously evaluate opportunities and have a substantial inventory of prospects, including nearly 200 exploration/exploitation and development wells that we expect to drill in the U.S. in 2001. This compares to 55 wells drilled in 2000. We expect to drill about 175 wells onshore during 2001, including about 150 in the Anadarko Basin. In addition, we also expect to drill up to five wells in the Bohai Bay, offshore China, and up to four exploration wells offshore Australia. Our 41 well domestic exploration/exploitation drilling program resulted in 31 successful wells during 2000. Internationally, we drilled two successful wells and four dry holes in 2000.

     BALANCE. Since inception, we have added 44% of our proved reserves through acquisitions, 33% through exploration and 23% by exploitation and development of acquired properties. Our exploration, acquisition and exploitation and development activities are complimentary and often overlap. Proved properties we acquire typically have exploration or exploitation potential. Acquisitions can be used to establish us in a new, or increase our presence in an existing, focus area. Acquisitions may also help create infrastructure that will facilitate our capture of other opportunities on a more attractive basis. In our exploration efforts, we use information gathered while evaluating production on acquisition candidates and adjacent acreage as appropriate. In addition, a successful exploratory prospect may reveal similar untested reserve potential on an adjacent property, making its purchase attractive.

     Exploration. We acquire exploration prospects through proved property acquisitions, farm-ins from other operators and federal and state lease sales. During 2000, we invested $100.2 million in exploration activities. The largest component of that expenditure was in the Gulf of Mexico.

     Acquisitions. We actively pursue the acquisition of proved oil and gas properties in our focus areas. We use the same team approach used in our drilling activities to evaluate acquisition opportunities. Our extensive seismic, land and production databases, along with regional geological interpretations, supplement the information provided by potential sellers. In the first quarter of 2000, we invested $139 million to acquire three producing gas fields in South Texas. On January 23, 2001, we acquired Lariat Petroleum in a transaction valued at approximately $333 million. Lariat's operations are focused in the Anadarko Basin of Oklahoma.

     Development. Our spending on development projects in 2000 was $139.0 million, including exploitation and development drilling and well recompletions. During 2000, four major Gulf of Mexico development projects were completed on discoveries made during 1999.

     GEOGRAPHIC FOCUS. One of our founding and continuing business principles is focus. We believe that long-term success requires extensive knowledge of geologic and operating conditions in the areas where we operate. Because of this belief, we focus our efforts on a limited number of geographic areas where we can use our core competencies, such as geological and geophysical analyses through the application of 3-D seismic data and other advanced technologies, expertise in marine operations and significant influence on operations. We also believe that geographic focus allows us to make the most efficient use of our capital and personnel because we can manage a large asset base with a relatively small number of employees and add successful wells and proved property acquisitions at relatively low incremental costs.

     Gulf of Mexico. Our management and technical personnel have extensive experience in our largest focus area. The Gulf of Mexico is a prolific oil and gas province, accounting for approximately 25% of domestic natural gas production. It has substantial existing infrastructure, including gathering systems, platforms and pipelines, and numerous drilling and service companies maintain a significant presence there, facilitating cost effective operations and timely development of discoveries. We believe that the Gulf of Mexico has significant remaining undiscovered reserve potential.

     Onshore Gulf Coast. As a natural extension of our offshore efforts, we established onshore Gulf Coast operations in 1995. As of February 28, 2001, we held an interest in more than 44,000 gross acres in the coastal areas of Texas and Louisiana. With similar geologic features, our onshore program benefits from our core competencies. Over the last three years, we have hired more than 20 experienced professionals to explore and develop our growing onshore Gulf Coast operations.

     Anadarko Basin. In January 2001, we added the Anadarko Basin as a focus area by acquiring Lariat Petroleum. Lariat is a significant operator, with more than 1,350 wells and 256 Bcfe of proved reserves located primarily in the Anadarko Basin of Oklahoma. By acquiring a going concern, we added a team of professionals with extensive experience in the area and a proven track record of profitably growing production and reserves. We believe that our entry into the Anadarko Basin provides an opportunity for future growth. It is a gas-rich province characterized by multiple productive zones, relatively low drilling costs and long life reserves. Like the Gulf of Mexico, it is a mature basin, offering the potential to consolidate properties.

     International. In the mid-1990s we began to consider opportunities in select international areas where we could use our core competencies under an attractive fiscal regime. In 1997, we acquired a 35% interest in a production sharing license that now covers approximately 300,000 acres in the Bohai Bay, offshore China. In mid-1999, we acquired interests in two producing oil fields, Jabiru and Challis, and ten exploration and production licenses covering 3.0 million gross acres in the Timor Sea, offshore Australia. We continue to evaluate and pursue opportunities for international expansion in Australia, China and South America.

     CONTROL OF OPERATIONS AND COSTS. We prefer to operate our properties. By controlling operations, we can better manage production performance, control operating expenses and capital expenditures, consider the application of technologies and influence timing. At the end of 2000, we operated 82% of our total equivalent production. In an effort to control costs, we also use independent contractors for much of our domestic offshore operating activities.

     TECHNOLOGY. We use advanced technologies in our exploration and development activities to help reduce risks and lower costs. At February 28, 2001, we held licenses or otherwise had access to 3-D seismic surveys covering approximately 2,900 blocks (14.4 million acres) in the Gulf of Mexico, 1,700 square miles in southern Louisiana and Texas, 400 square miles in the Anadarko Basin, 5,000 square kilometers offshore Australia, including coverage of the two producing fields we operate, and 350 square kilometers covering the area where we are currently drilling offshore China.

     EQUITY OWNERSHIP AND INCENTIVE COMPENSATION. Another of our founding and continuing business principles is both to reward and provide incentives to our employees through equity ownership and performance-based compensation. As of February 28, 2001, our employees owned or had options to acquire an aggregate of approximately 9% of our outstanding common stock on a fully diluted basis. Due to our 2000 financial success, performance-based pay accounted for more than 50% of our total compensation expense in 2000.

MARKETING

     We market nearly all of the crude oil, hydrocarbon condensate and natural gas production from properties we operate for both our account and the account of the other working interest owners in these properties. Substantially all of our natural gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts or 30-day spot gas purchase contracts. Oil sales contracts are short-term and are based upon posted prices plus negotiated bonuses. For a list of purchasers of our oil and gas production that accounted for 10% or more of consolidated revenue for the three preceding calendar years, please see "Major Customers" in Note 1 to our consolidated financial statements. Because alternative purchasers of oil and gas are readily available, we believe that the loss of any of these purchasers would not have a material adverse effect on us.

COMPETITION

     Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. For a further discussion of this competitive environment, please see the information set forth under the caption "Additional Factors Affecting Our Business" in Item 7 of this report.

EMPLOYEES

     At February 28, 2001, we had 348 employees. The significant increase over our 1999 year-end employee count reflects our acquisition of Lariat Petroleum in January 2001. We believe that our relationships with our employees are satisfactory.

     Our 224 U.S. employees are primarily professionals, including geologists, geophysicists and engineers. None of our U.S. employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. U.S. offshore field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

     We have 124 employees located in Australia. Our Perth, Australia office employs 26 people to manage our offshore operations. We also employ 98 offshore workers. The employment of the offshore employees is covered by collective bargaining agreements. At December 31, 2000, there were no significant issues outstanding under those agreements.

REGULATION AND OTHER FACTORS AFFECTING OUR BUSINESS

     For a discussion of the significant governmental regulations to which our business is subject and other significant factors that may affect our business, please see the information set forth under the captions "Regulation" and "Additional Factors Affecting Our Business" in Item 7 of this report.

ITEM 2. PROPERTIES

     Our ten largest properties accounted for approximately 40% of our equivalent proved reserves at year-end 2000. No single property held more than 11% of our equivalent proved reserves as of such date, nor did any single property hold more than 10% of the net present value of proved reserves as of such date.

GULF OF MEXICO

     The majority of our proved reserves are located in federal waters offshore Texas and Louisiana. These properties are in water depths ranging from 45 to more than 800 feet. For 2000, no single field accounted for more than 10% of our equivalent production. As of December 31, 2000, we owned interests in 168 leases (708,549 gross acres) and operated 131 platforms. During 2000, we drilled or participated in 36 wells in the Gulf of Mexico, 30 of which were successful. We also completed four major development projects associated with discoveries made during 1999.

U.S. ONSHORE GULF COAST

     We currently own an interest in more than 60,000 gross acres in the U.S. onshore regions of South Texas and southern Louisiana and expect to continue expanding our operations in these areas. In early 2000, we acquired three producing gas fields in South Texas for $139 million. During 2000, we drilled or participated in 15 wells onshore, of which 13 were successful. Our net production from the Gulf Coast region was approximately 70 MMcfe/d as of February 2001.

ANADARKO BASIN

     Our acquisition of Lariat Petroleum in January 2001 gave us a significant presence in the Anadarko Basin of Oklahoma. As a result of this transaction, we acquired 256 Bcfe of proved reserves (230 Bcfe in the Anadarko Basin) and interests in more than 1,350 wells (570 wells in the Anadarko Basin), 1,355,000 gross (210,000 net) acres (1,240,000 gross (202,000 net) in the Anadarko Basin) and 102,000 gross (15,000 net) mineral acres (all in the Anadarko Basin). We operate in excess of 500 of the wells located in the Anadarko Basin and 76% of total proved reserves. At December 31, 2000, Lariat was producing approximately 60 MMcfe/d, 75% of which was natural gas.

INTERNATIONAL

     AUSTRALIA. We own a 50% interest in two producing oil fields offshore Australia and two related floating production, storage and off-loading vessels. In addition, we have exploration permits on about 2.5 million gross acres. Our production during 2000 averaged 4,572 BOPD and benefited from our gas lift optimization program. This program helped increase both production and ultimate oil recovery from the Jabiru and Challis Fields and we took a reserve addition of about 1 MMBbls during the year. Our drilling results to date in Australia have been disappointing. During 2000, we drilled four unsuccessful wells -- two in-fill wells and two wildcat wells. In early 2001, we drilled a dry hole on our third exploration prospect. We have four additional exploration commitment wells that we anticipate will be drilled in late 2001.

     CHINA. We own a 35% interest in Block 05/36 in the Bohai Bay, offshore China. Our interest is subject to a 51% back in by the Chinese government. The block covers 300,000 acres and is operated by Kerr-McGee. There currently is no production on the block. We made our first international discovery during 2000 -- the CFD 12-1 Field tested at more than 2,562 BOPD of relatively light oil. In late 2000, a 350 square kilometer 3-D seismic survey over Block 05/36 was completed. The data from the survey are being used to determine locations for up to five appraisal wells planned for 2000. Our second appraisal well was drilling at the time this report was filed with the SEC. The results of the appraisal wells will help determine commerciality of the CFD 12-1 Field. We also plan to drill one wildcat well on Block 05/36 in 2001.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     The following table shows our estimated net proved oil and gas reserves, the standardized measure of future after-tax net cash flows before 10% annual discount and the present value of estimated future after-tax net cash flows related to such reserves as of December 31, 2000. The present value of estimated future pre-tax and after-tax net cash flows was prepared using year-end oil and gas prices, discounted at 10% per year.

                                                               PROVED RESERVES
                                                     ------------------------------------
                                                     DEVELOPED   UNDEVELOPED     TOTAL
                                                     ---------   -----------   ----------
UNITED STATES:
Oil and condensate (MBbls).........................    18,657        3,894         22,551
Gas (MMcf).........................................   416,368      103,355        519,723
Total proved reserves (MMcfe)......................   528,310      126,719        655,029
Standardized measure of estimated future after-tax
  net cash flows before 10% annual discount (in
  thousands).......................................                            $3,473,609
Present value of estimated future after-tax net
  cash flows (in thousands)........................                            $2,653,353
AUSTRALIA:
Oil and condensate (MBbls).........................     5,383           --          5,383
Gas (MMcf).........................................        --           --             --
Total proved reserves (MMcfe)......................    32,298           --         32,298
Standardized measure of estimated future after-tax
  net cash flows before 10% annual discount (in
  thousands).......................................                            $   20,682
Present value of estimated future after-tax net
  cash flows (in thousands)........................                            $   16,905
TOTAL:
Oil and condensate (MBbls).........................    24,040        3,894         27,934
Gas (MMcf).........................................   416,368      103,355        519,723
Total proved reserves (MMcfe)......................   560,608      126,719        687,327
Standardized measure of estimated future after-tax
  net cash flows before 10% annual discount (in
  thousands).......................................                            $3,494,291
Present value of estimated future after-tax net
  cash flows (in thousands)........................                            $2,670,258

     As mandated by the SEC, future after-tax net cash flows attributable to our natural gas reserves were estimated by using a year-end 2000 base price of $9.52 per Mcf. On March 16, 2001, that base price was $4.92 per Mcf. If our future after-tax net cash flows were estimated as of such date, such cash flows would be significantly lower than at December 31, 2000.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. For a discussion of these uncertainties, see "Additional Factors Affecting Our Business" and "Forward Looking Statements" under Item 7 of this report.

     As an operator of domestic oil and gas properties, we have filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported above. The differences are attributable to the fact that Form EIA-23 requires that an operator report on the total reserves attributable to wells that are operated by it, without regard to ownership (i.e., reserves are reported on a gross operated basis, rather than on a net interest basis).

FINDING COSTS

     The following table sets forth certain information regarding the costs associated with finding, acquiring and developing our proved oil and gas reserves:

                                               CAPITALIZED     RESERVES         COST TO
                                                 COSTS(1)       ADDED     FIND AND DEVELOP(2)
                                              --------------   --------   -------------------
                                              (IN THOUSANDS)   (MMCFE)        (PER MCFE)
1996........................................    $  162,315     119,050           $1.36
1997........................................       237,574     190,279            1.25
1998........................................       304,891     166,475            1.83
1999........................................       206,157     194,970            1.06
2000........................................       367,526     232,219            1.58
                                                ----------     -------           -----
Five-year period ended December 31, 2000....    $1,278,463     902,993           $1.42
                                                ==========     =======           =====

---------------

(1) Capitalized costs represent our capitalized expenditures as shown in the immediately following table except that acquisition and exploration costs relating to foreign locations other than Australia and interest capitalized are not included.

(2) The cost to find and develop per Mcfe for 2000 and the five-year period ended December 31, 2000 would have been $1.63 and $1.46, respectively, if we had included all capitalized expenditures as shown in the immediately following table.

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

     The following table sets forth certain information regarding the capitalized costs we incurred in the purchase of proved and unproved properties and in our development and exploration activities:

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2000       1999       1998       1997       1996
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Property acquisition:
  Unproved
     properties -- U.S. ........  $ 23,621   $  5,849   $  3,400   $ 31,541   $  5,670
  Unproved properties -- Other
     International..............       528         --         --      7,196         --
  Proved properties -- U.S. ....   115,567     77,673     86,219     30,368     28,480
  Proved
     properties -- Australia....      (295)     2,490         --         --         --
Exploration -- U.S. ............    88,572     44,332     60,087     59,787     48,525
Exploration -- Australia........    10,448      3,852         --         --         --
Exploration -- Other
  International.................     5,286      1,266      1,512      4,908         --
Development -- U.S. ............   125,823     70,913    155,185    115,878     79,640
Development -- Australia........     3,760      1,048         --         --         --
Interest capitalized -- U.S. ...     5,323      2,376      4,369      3,481      1,508
                                  --------   --------   --------   --------   --------
          Total capitalized
            costs...............  $378,663   $209,799   $310,772   $253,159   $163,823
                                  ========   ========   ========   ========   ========

DRILLING ACTIVITY

     The following table sets forth our drilling activity for each year of the three-year period ended December 31, 2000:

                                                    2000          1999           1998
                                                ------------   -----------   ------------
                                                GROSS   NET    GROSS   NET   GROSS   NET
                                                -----   ----   -----   ---   -----   ----
Exploratory wells:
  Productive -- U.S. .........................   19     10.9     6     3.9     8      4.4
  Nonproductive -- U.S. ......................    5      2.4     6     3.1     8      5.8
  Nonproductive -- Australia..................    2      1.1    --     --     --       --
  Productive -- China.........................    2      0.8    --     --     --       --
  Nonproductive -- China......................   --       --    --     --     --       --
                                                 --     ----    --     ---    --     ----
          Total...............................   26     14.4    12     7.0    16     10.2
                                                 ==     ====    ==     ===    ==     ====
Development wells:
  Productive -- U.S. .........................   24     15.0     7     4.8    17     11.4
  Nonproductive -- U.S. ......................    3      2.0     1     0.6     2      0.9
  Nonproductive -- Australia..................    2      1.0    --     --     --       --
                                                 --     ----    --     ---    --     ----
          Total...............................   29     18.0     8     5.4    19     12.3
                                                 ==     ====    ==     ===    ==     ====

     We were in the process of drilling 4 gross (2.3 net) exploratory wells and 4 gross (3.5 net) developmental wells at December 31, 2000.

PRODUCTIVE WELLS

     The following table sets forth the number of platforms we operate and the number of productive oil and gas wells in which we owned an interest as of December 31, 2000:

                                                  COMPANY        OUTSIDE          TOTAL
                                                 OPERATED        OPERATED      PRODUCTIVE
                                    COMPANY        WELLS          WELLS           WELLS
                                   OPERATED    -------------   ------------   -------------
                                   PLATFORMS   GROSS    NET    GROSS   NET    GROSS    NET
                                   ---------   -----   -----   -----   ----   -----   -----
Offshore Louisiana
  Federal:
     Oil.........................      20        57     37.7    10      2.0     67     39.7
     Gas.........................      94       117     79.0    56     10.2    173     89.2
  State:
     Gas.........................       2         1      1.0    --       --      1      1.0
Onshore Louisiana
  Gas............................      --         4      3.3    10      2.3     14      5.6
Offshore Texas
  Federal:
     Oil.........................       2        16      9.6    --       --     16      9.6
     Gas.........................      13        23     13.7     7      2.7     30     16.4
Onshore Texas
  Gas............................      --        21     18.3    --       --     21     18.3
Offshore Australia
  Oil............................      --        12      6.0    --       --     12      6.0
                                      ---       ---    -----    --     ----    ---    -----
          Total..................     131       251    168.6    83     17.2    334    185.8
                                      ===       ===    =====    ==     ====    ===    =====

ACREAGE DATA

     The following table shows certain information regarding our developed and undeveloped lease acreage as of December 31, 2000:

                                              DEVELOPED ACRES       UNDEVELOPED ACRES
                                            -------------------   ---------------------
                                              GROSS       NET       GROSS        NET
                                            ---------   -------   ---------   ---------
Offshore Louisiana:
  Federal waters..........................    493,801   271,848      65,280      43,053
  State waters............................      2,512     1,667       2,426       1,415
Onshore Louisiana.........................     10,482     9,675       4,105       2,457
Offshore Texas:
  Federal waters..........................     89,983    45,881      54,547      39,767
Onshore Texas.............................     14,076    10,702      15,831      10,776
Offshore Australia........................    431,437   217,851   2,068,474     882,387
Offshore China............................         --        --     312,910     109,519
                                            ---------   -------   ---------   ---------
          Total...........................  1,042,291   557,624   2,523,573   1,089,374
                                            =========   =======   =========   =========

     Leases covering approximately 19,182 (5,629 net), 106,595 (50,792 net), 1,150,550 (375,978 net), 1,189,146 (625,087 net) and 15,760 (15,760 net)
undeveloped acres are scheduled to expire in 2001, 2002, 2003, 2004 and 2005, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages (as of February 28, 2001) of and positions held by our executive officers. Our executive officers serve at the discretion of the Board of Directors.

NAME                                    AGE                  POSITION
----                                    ---                  --------
David A. Trice........................  52    President and Chief Executive Officer
                                              and a Director
Robert W. Waldrup.....................  55    Vice President - Operations and a
                                              Director
Randy A. Foutch.......................  49    Vice President - Mid-Continent and
                                                President and Chief Executive
                                                Officer of Newfield Exploration
                                                Mid-Continent Inc.
Terry W. Rathert......................  47    Vice President, Chief Financial
                                              Officer and Secretary
David F. Schaible.....................  39    Vice President - Acquisitions and
                                                Development
Elliott Pew...........................  45    Vice President - Exploration
William D. Schneider..................  48    Vice President - International
C. William Austin.....................  47    Legal Counsel and Assistant Secretary
Ronald P. Lege........................  55    Controller and Assistant Secretary
Susan G. Riggs........................  42    Treasurer

     Each of the executive officers has held the above positions for the past five years, with the exception of the following:

     DAVID A. TRICE was one of our founders. From 1991 to 1997 he served as President and Chief Executive Officer and a Director of Huffco Group, Inc. He rejoined Newfield in May 1997 as Vice President - Finance and International. He was appointed President and Chief Operating Officer in May 1999 and to his present position on February 1, 2000. He has served as a director since February 2000.

     RANDY A. FOUTCH founded Lariat Petroleum, Inc. in April 1996 and served as its Chairman of the Board, President and Chief Executive Officer. Following our acquisition of Lariat in January 2001, Mr. Foutch continued as President and Chief Executive Officer of Lariat's successor, Newfield Exploration Mid-Continent Inc. Mr. Foutch was elected to his position with Newfield at the time of our acquisition of Lariat.

     ELLIOTT PEW has served as Vice President - Exploration since January 1998. Prior to joining us, he served as Senior Vice President of Louis Dreyfus Natural Gas Company's Gulf Coast Region and, prior to Louis Dreyfus' merger with American Exploration Company in October 1997, as Senior Vice President of Exploration for American Exploration Company from March 1997 to the date of such merger. From 1992 to March 1997 Mr. Pew was Vice President of Exploration for American Exploration Company.

     WILLIAM D. SCHNEIDER, one of our founders, has served us as a Vice President since January 1998. From 1992 to January 1998 he served as Manager-Exploration.

     SUSAN G. RIGGS was named to her present position in August 1999. From May 1997 to August 1999, she served us as a Financial Analyst. Mrs. Riggs was Treasurer/Controller for the Huffco Group from 1995 to May 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "NFX." The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by the New York Stock Exchange. Our common stock began trading in decimals on January 29, 2001. Prior thereto, sales prices were reported as fractions. We have converted all sales reported in fractions to decimals and have rounded such decimal prices to the nearest $0.01.

                                                              HIGH      LOW
                                                              -----    -----
1999
  First Quarter.............................................  24.75    14.88
  Second Quarter............................................  28.50    22.12
  Third Quarter.............................................  35.00    27.44
  Fourth Quarter............................................  32.94    21.00
2000
  First Quarter.............................................  38.31    24.50
  Second Quarter............................................  45.38    32.88
  Third Quarter.............................................  50.25    31.81
  Fourth Quarter............................................  49.50    36.25
2001
  First Quarter (through February 28, 2001).................  47.75    32.50

     On March 16, 2001 the last reported sale price of our common stock on the New York Stock Exchange Composite Tape was $36.05 per share.

     As of March 16, 2001 there were approximately 266 holders of record of our common stock.

     We have not paid any cash dividends in the past on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings for the future operation and development of our business. Any future cash dividends to holders of common stock would depend on future earnings, capital requirements, our financial condition and other factors determined by our Board of Directors. The covenants contained in our credit facility could restrict our ability to pay cash dividends.

     On May 4, 2000, we issued 5,250 restricted shares of our common stock in transactions not involving any public offering that were exempt from the provisions of Section 5 of the Securities Act pursuant to Section 4(2) of the such act. The shares were granted to our non-employee directors (other than one non-employee director who elected not to receive a grant) pursuant to the Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan. Only non-employee directors are eligible to receive grants pursuant to the plan and such grants are automatic unless a non-employee director elects in advance to not receive a grant and are based on a formula set forth in the plan.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED FIVE-YEAR FINANCIAL AND RESERVE DATA

     The following table shows selected consolidated financial data derived from our consolidated financial statements and reserve data derived from our supplementary oil and gas disclosures set forth in Item 8 of this report. The data should be read in conjunction with the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                     ----------   ---------   ---------   ---------   ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Oil and gas revenues(1)............  $  526,642   $ 287,889   $ 199,474   $ 201,755   $ 150,812
                                     ----------   ---------   ---------   ---------   ---------
Operating expenses:
  Lease operating..................      65,372      45,561      35,345      24,308      16,946
  Production and other taxes.......      10,288       2,215          --          --          --
  Transportation(1)................       5,984       5,922       3,789       2,356       1,556
  Depreciation, depletion and
     amortization..................     191,182     152,644     123,147      94,000      64,026
  Ceiling test writedown...........         503          --     104,955       4,254          --
  General and administrative(2)....      32,084      16,404      12,070      12,270       9,495
                                     ----------   ---------   ---------   ---------   ---------
          Total operating
            expenses...............     305,413     222,746     279,306     137,188      92,023
                                     ----------   ---------   ---------   ---------   ---------
Income (loss) from operations......     221,229      65,143     (79,832)     64,567      58,789
Interest income (expense), net.....     (16,540)    (13,128)     (8,544)     (2,146)        497
                                     ----------   ---------   ---------   ---------   ---------
Income (loss) before income
  taxes............................     204,689      52,015     (88,376)     62,421      59,286
Income tax provision (benefit).....      69,980      18,811     (30,677)     21,818      20,792
                                     ----------   ---------   ---------   ---------   ---------
Income before cumulative effect of
  change in accounting principle...  $  134,709   $  33,204   $ (57,699)  $  40,603   $  38,494
Cumulative effect of change in
  accounting principle(3)..........      (2,360)         --          --          --          --
                                     ----------   ---------   ---------   ---------   ---------
Net income.........................  $  132,349   $  33,204   $ (57,699)  $  40,603   $  38,494
                                     ==========   =========   =========   =========   =========
Earnings per share:
Basic --
  Income before cumulative effect
     of change in accounting
     principle.....................  $     3.18   $    0.81   $   (1.55)  $    1.14   $    1.10
  Cumulative effect of change in
     accounting principle(3).......       (0.05)         --          --          --          --
                                     ----------   ---------   ---------   ---------   ---------
  Net income.......................  $     3.13   $    0.81   $   (1.55)  $    1.14   $    1.10
                                     ==========   =========   =========   =========   =========
Diluted --
  Income before cumulative effect
     of change in accounting
     principle.....................  $     2.98   $    0.79   $   (1.55)  $    1.07   $    1.03
  Cumulative effect of change in
     accounting principle(3).......       (0.05)         --          --          --          --
                                     ----------   ---------   ---------   ---------   ---------
  Net income.......................  $     2.93   $    0.79   $   (1.55)  $    1.07   $    1.03
                                     ==========   =========   =========   =========   =========
Weighted average number of shares
  outstanding for basic earnings
  per share........................      42,333      41,194      37,312      35,612      34,872
Weighted average number of shares
  outstanding for diluted earnings
  per share........................      47,228      42,294      37,312      38,017      37,409

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                     ----------   ---------   ---------   ---------   ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CASH FLOW DATA:
Net cash provided by operating
  activities before changes in
  operating assets and
  liabilities......................  $  383,524   $ 205,553   $ 141,948   $ 161,852   $ 125,226
Net cash provided by operating
  activities.......................     316,444     184,903     146,575     160,338     127,494
Net cash used in investing
  activities.......................    (355,547)   (210,817)   (318,991)   (242,962)   (159,537)
Net cash provided by financing
  activities.......................      15,933      67,758     164,291      77,551      32,800
BALANCE SHEET DATA (AT END OF
  PERIOD):
Working capital surplus
  (deficit)........................  $   38,089   $  35,202   $  (8,806)  $     372   $  11,436
Oil and gas properties, net........     833,315     644,842     578,423     483,954     328,615
Total assets.......................   1,023,250     781,561     629,311     553,621     395,938
Long-term debt.....................     133,711     124,679     208,650     129,623      60,000
Convertible preferred securities...     143,750     143,750          --          --          --
Stockholders' equity...............     519,455     375,018     323,948     292,048     239,902
RESERVE DATA (AT END OF PERIOD):
Proved reserves:
  Oil and condensate (MBbls).......      27,934      25,770      15,171      16,307      13,659
  Gas (MMcf).......................     519,723     440,173     422,277     337,481     241,385
  Total proved reserves (MMcfe)....     687,327     594,790     513,304     435,323     323,339
Standardized measure of estimated
  future after-tax net cash flows
  before 10% annual discount.......  $3,494,291   $ 913,296   $ 559,264   $ 629,861   $ 776,938
Present value of future after-tax
  net cash flows...................  $2,670,258   $ 732,519   $ 451,156   $ 502,948   $ 611,928

---------------

(1) As a result of the adoption of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have reclassified to operating expenses for all periods presented, third party costs incurred to transport production to our sales point instead of as a reduction of the related revenues as previously reported.

(2) General and administrative expense includes non-cash stock compensation charges of $3,047, $1,999, $2,222, $1,177 and $1,943 for 2000, 1999, 1998,
    1997 and 1996, respectively. See Note 8 to our consolidated financial statements.

(3) We adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" effective January 1, 2000. The adoption of SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at lower of cost or market, which is a change from the historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on the consolidated statement of income for the year ended December 31, 2000. The pro forma effect had SAB No. 101 been applied retroactively in 1999 would have reduced net income by $2.36 million, or $0.06 per diluted share. SAB No. 101 would not have effected periods prior to the acquisition of the Company's Australian operations in July 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES

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

     The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or gas prices, even if temporary, increases the probability of a ceiling test writedown. In accordance with full cost accounting rules, the Company recorded a charge of $0.5 million in 2000 related to abandoned prospect costs in foreign locations other than Australia or China. Primarily because of low oil and gas prices, we recorded a domestic ceiling test writedown at December 31, 1998 of $105.0 million. Because of the volatility of oil and gas prices, no assurance can be given that we will not experience a ceiling test writedown in future periods. See the discussion regarding fluctuations in oil and gas prices under the caption "-- Other Factors Affecting Our Business" in this Item 7.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB has subsequently issued SFAS Nos. 137 and 138, which are amendments to SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 30, 2000. We adopted SFAS No. 133 on January 1, 2001.

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives will be recorded on the balance sheet at fair value and changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of transaction. Our derivative contracts consist primarily of cash flow hedge transactions in which we hedge the variability of cash flows related to a forecasted transaction. Changes in the fair value of these derivative instruments will be recorded in other comprehensive income and will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion related to basis changes and time value of all hedges will be recognized in current period earnings.

     In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, in connection with our hedging activities, we recorded as cumulative effect adjustments a loss of $74.2 million (net of tax of $40.0 million) in accumulated other comprehensive loss and a loss of $4.8 million (net of tax of $2.6 million) in 2001 earnings. In addition, the adoption resulted in the recognition of $17.7 million of derivative assets and $139.3 million of derivative liabilities on the balance sheet on January 1, 2001. Based on fair values at January 1, 2001 and the settlement dates of such derivatives, we expect to reclassify approximately $75.3 million (net of tax of $40.5 million) of the transition adjustment recorded in accumulated other comprehensive loss to earnings in 2001.

     We will not be in violation of any debt covenants or other contracts as a result of implementing SFAS No. 133.

     In the fourth quarter of 2000 we adopted SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at lower of cost or market, which is a change from our historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on our consolidated statement of income for the year ended December 31, 2000. The pro forma effect had SAB No. 101 been applied retroactively to 1999 would have reduced net income by $2.36 million, or $0.06 per diluted share. SAB No. 101 would not have effected periods prior to the acquisition of the Company's Australian operations in July 1999.

     As a result of the adoption of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have reclassified to operating expenses, for all periods presented, third party costs incurred to transport production to our sales point to cost of sales, instead of as a reduction of the related revenues as previously reported. This reclassification had no effect on previously reported net income. Approximately $6.0 million, $5.9 million and $3.8 million were reclassified pursuant to EITF No. 00-10 for 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
PRODUCTION:
United States
  Natural gas (Bcf)........................................   105.4     87.4     66.6
  Oil and condensate (MBbls)...............................   4,090    3,487    3,643
  Total production (Bcfe)..................................   130.0    108.3     88.5
Australia(1)
  Oil and condensate (MBbls)...............................   1,674      867       --
  Total (Bcfe).............................................    10.0      5.2       --
Total
  Natural gas (Bcf)........................................   105.4     87.4     66.6
  Oil and condensate (MBbls)...............................   5,764    4,354    3,643
  Total (Bcfe).............................................   140.0    113.5     88.5
AVERAGE REALIZED PRICES(2):
United States
  Natural gas (per Mcf)....................................  $ 3.56   $ 2.32   $ 2.25
  Oil and condensate (per Bbl).............................   23.33    16.27    12.75
Australia(1)
  Oil and condensate (per Bbl).............................  $30.08   $25.70   $   --
Total
  Natural gas (per Mcf)....................................  $ 3.56   $ 2.32   $ 2.25
  Oil and condensate (per Bbl).............................   25.29    18.15    12.75

---------------

(1) In July 1999, we acquired oil producing assets offshore Australia.

(2) Average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduces the realized price of natural gas by $0.04, $0.05 and $0.04 in 2000, 1999 and 1998,
    respectively, and the realized oil and condensate price by $0.27, $0.32 and $0.34 in 2000, 1999 and 1998, respectively. Average realized prices include the effect of hedges.

     PRODUCTION. Our total oil and gas production (stated on a natural gas equivalent basis) increased 23.3% in 2000 and 28.2% in 1999.

     Natural Gas. Our 2000 natural gas volumes increased 21% over 1999. The significant increase was primarily related to acquisitions of producing properties in South Texas, development projects and the success of our drilling program. Our acquisition of three producing gas fields in South Texas added 9 Bcfe to our 2000 production volumes. A large part of our production growth in 2000 came from our onshore operations. At year-end 2000, our U.S. onshore production was 65 MMcfe/d, a significant increase over the 15 MMcfe/d we averaged in 1999 and the 5.6 MMcfe/d that we averaged in 1998. This significant increase reflects acquisitions and successful results from our drilling programs in the Provident City area of Texas and our Broussard Field in southern Louisiana. The following Gulf of Mexico development projects were also major contributors: Eugene Island 198/199/202, West Cameron 522 and Main Pass 264. Gains in production were partially offset by natural declines from other producing properties. In 1999, our natural gas volumes increased 31% over 1998. Increased gas production in 1999 was due to projects at East Cameron 286 and 373, and South Marsh Island 141.

     In 2001, our natural gas production will show a significant increase as a result of our recent acquisition of Lariat Petroleum. The properties acquired in that transaction, which are primarily located in the Anadarko Basin of Oklahoma, were producing about 60 MMcfe/d as of February 28, 2001.

     Crude Oil and Condensate. Our crude oil production in 2000 increased 32% over 1999 levels. The increase in 2000 oil production primarily relates to the full-year affect of our acquisition of two producing oil fields in Australia and development projects in the Gulf of Mexico. During 2000, our Australian oil production averaged about 4,573 BOPD and accounted for 29% of our total oil production. Major development projects in the Gulf of Mexico that contributed to our increased oil production in 2000 were Vermilion 215, Eugene Island 198/199/202, High Island 474 and Main Pass 138 and 264. Our oil production increased nearly 20% in 1999 over 1998, primarily as a result of our acquisition in Australia.

     REALIZED PRICES. Our average realized price on a per Mcf equivalent basis in 2000 was $3.72, an increase of 50% over our 1999 average Mcf equivalent price of $2.48.

     Natural Gas. Our average realized gas price in 2000 was $3.56 per Mcf, an increase of 53% over our 1999 average realized price of $2.32 per Mcf. In 1998, our average realized gas price was $2.25 per Mcf. Our average realized gas price in 2000 was negatively affected by our hedging activities, which resulted in a price that was 88% of what otherwise would have been received without hedging activities. In 1999, we received 102% of what otherwise would have been received without hedging activities.

     Crude Oil and Condensate. Crude oil and condensate prices in 2000 averaged $25.29 per barrel. This compares to an average realized price of $18.15 per barrel in 1999. Our average crude oil price in 2000 was 85% of what would have been received prior to hedging activities. In 1999, our average crude oil price was 94% of what would have been received prior to hedging activities. We realized $12.75 per barrel in 1998, which was 102% of the price that would have otherwise been received without hedging activities.

     NET INCOME AND REVENUES. For 2000, we had net income of $132.3 million, or $2.93 per diluted share. This compares to net income of $33.2 million, or $0.79 cents per diluted share, in 1999. Revenues for 2000 increased 83% to $526.6 million compared to revenues of $287.9 million in 1999. The increase in net income and revenues in 2000 was primarily due to sharp increases in commodity prices coupled with a 23% increase in production volumes

     In 1998, we had a net loss of $57.7 million, or $1.55 per diluted share. Revenues for the period were $199.5 million. Our 1998 financial performance was adversely affected by a pre-tax, full-cost ceiling test writedown of $105.0 million (resulting in a charge to earnings of $68.3 million after-tax) in the carrying value of our oil and gas properties. The writedown was primarily due to low commodity prices at December 31, 1998.

     OPERATING EXPENSES. The table below sets forth our operating expenses for the three preceding calendar years on a unit of production basis.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
AVERAGE COSTS (PER MCFE):
United States
  Lease operating...........................................  $0.40    $0.36    $0.40
  Production and other taxes................................   0.04     0.01       --
  Transportation............................................   0.05     0.05     0.04
  Depreciation, depletion and amortization..................   1.41     1.38     1.39
  General and administrative (exclusive of stock
     compensation)..........................................   0.22     0.13     0.11
Australia(1)
  Lease operating...........................................  $1.38    $1.35    $  --
  Production and other taxes................................   0.46     0.29       --
  Transportation............................................     --       --       --
  Depreciation, depletion and amortization..................   0.74     0.63       --
  General and administrative (exclusive of stock
     compensation)..........................................   0.06     0.02       --
Total
  Lease operating...........................................  $0.47    $0.40    $0.40
  Production and other taxes................................   0.07     0.02       --
  Transportation............................................   0.04     0.05     0.04
  Depreciation, depletion and amortization..................   1.37     1.35     1.39
  General and administrative (exclusive of stock
     compensation)..........................................   0.21     0.13     0.11

---------------

(1) In July 1999, we acquired oil producing assets offshore Australia.

     During 2000, our operating expenses increased 37% over 1999, primarily due to the following reasons:

     -- On a unit of production basis, lease operating expense increased 18% to $0.47 per Mcfe in 2000 compared to $0.40 per Mcfe in 1999. Domestic lease operating expense increased 11% on a unit of production basis to $0.40 per Mcfe in 2000 compared to $0.36 per Mcfe in 1999. Australian lease operating expense, stated on a unit of production basis, was $1.38 per Mcfe in 2000 compared to $1.35 per Mcfe in 1999. Our lease operating expense increases per Mcfe reflect higher oilfield service costs in the Gulf of Mexico, relatively higher Australian lease operating expenses associated with the operations and maintenance of the two floating production, storage and off-loading vessels (FPSO) and production downtime due to in-fill drilling operations during the year in Australia.

     -- On a unit of production basis, production and other taxes increased to $0.07 per Mcfe in 2000 compared to $0.02 per Mcfe in 1999. Domestic production and other taxes increased to $0.04 per Mcfe in 2000 compared to $0.01 per Mcfe in 1999 due to increased production onshore, including the acquisition of three producing gas fields in South Texas during early 2000. Australian production and other taxes increased to $0.46 per Mcfe in 2000 compared to $0.29 in 1999 primarily due to higher commodity prices.

     -- As a result of EITF No. 00-10, we have reclassified to operating expense, for all periods presented, third party costs incurred to transport production to our sales point instead of as a reduction of the related revenues as previously reported. See "-- Accounting Policies" under this Item 7.

     -- Depreciation, depletion and amortization expense increased 2% on a unit of production basis to $1.37 per Mcfe in 2000 compared to $1.35 per Mcfe in 1999. Our domestic depreciation, depletion and amortization expense increased 2% on a unit of production basis to $1.41 per Mcfe. The increase in the domestic DD&A rate is due to several factors, including increases in the cost of drilling goods and services, platforms and facilities construction, industry transportation costs and the completion of several higher cost wells. The Australian DD&A rate increased 17% on a unit of production basis to $0.74 per Mcfe in 2000 compared to $0.63 per Mcfe in 1999. The increase is a result of our unsuccessful drilling activities in 2000.

     -- General and administrative expense, exclusive of stock compensation, increased to $29 million in 2000 compared to $14.4 million in 1999. On a unit of production basis, the increase was 62% to $0.21 in 2000 versus $0.13 in 1999. This increase is due primarily to an increase in performance-based pay, some non-recurring expenses associated with a transition to more sophisticated business systems and our growing workforce. Performance-based compensation, excluding stock compensation expense, a component of general and administrative expense, increased from $3.9 million in 1999, or $0.03 per Mcfe, to $12.8 million in 2000, or $0.09 per Mcfe. The increase in performance-based compensation is a result of our higher earnings. Performance-based pay is limited by profitability.

     During 1999, our operating expenses decreased 21% over 1998. The decrease relates primarily to the ceiling test writedown taken during 1998. Exclusive of the writedown, our operating expenses for 1999 increased 17% as compared to 1998. The following impacted operating expenses in 1999:

     -- Lease operating expense, stated on a unit of production basis, was flat compared to 1998. Domestic lease operating expense decreased 10% on a unit of production basis to $0.36 per Mcfe in 1999 compared to $0.40 per Mcfe in 1998. Lower domestic lease operating expense was offset by Australian lease operating expense of $8.07 per BOE, or $1.35 per Mcfe. High lease operating expense per Mcfe in Australia is primarily due to the higher cost of operations and maintenance of the two FPSOs.

     -- Production and other taxes of $2.2 million primarily relate to the production tax on our Australian operations but also includes lease taxes for domestic onshore production.

     -- Depreciation, depletion and amortization expense decreased 3% on a unit of production basis. Our domestic DD&A rate decreased slightly to $1.38 per Mcfe in 1999 compared to $1.39 per Mcfe in 1998. Absent the ceiling test writedown taken in 1998, our domestic DD&A rate would have increased in 1999. The Australian DD&A rate was $0.63 per Mcfe.

     -- General and administrative expense was up $4.6 million, or 46%, due primarily to a larger workforce and an increase in performance-based pay.

     INTEREST EXPENSE AND DIVIDENDS. We incur interest expense on our $125 million principal amount 7.45% Senior Notes due 2007 and on borrowings under our reserve-based revolving credit facility and money market credit lines. Outstanding borrowings under these arrangements may vary significantly from period to period. Dividends are paid on our 6.5% convertible trust preferred securities we issued in August 1999.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Gross interest expense......................................  $14.7    $13.6    $13.9
Capitalized interest........................................   (5.4)    (2.4)    (4.4)
                                                              -----    -----    -----
Net interest expense........................................    9.3     11.2      9.5
Dividends on preferred securities...........................    9.3      3.6       --
                                                              -----    -----    -----
          Total interest expense and dividends..............  $18.6    $14.8    $ 9.5
                                                              =====    =====    =====

     In 2000, our higher total interest expense was the result of borrowings in January 2000 to finance our acquisition of three producing properties in South Texas for $139 million. At year-end 2000, borrowings under our credit facility and credit lines were only $9 million. Our net interest expense in 1999 was higher than in 1998 as a result of decreased capitalized interest amounts during 1999 as compared to 1998. The decrease in capitalized interest from 1998 to 1999 is primarily due to the ceiling test writedown recorded at December 31, 1998.

     TAXES. The effective tax rate for the three year period ended December 31, 2000 was 34%, 36% and 35%, respectively. The effective tax rate was less than statutory tax rate in 2000 because the valuation allowance on the Australian net operating loss carryforwards was reduced by $2.3 million in 2000 primarily as a result of a substantial increase in estimated taxable income. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amounts of future production, and estimates of future operating and capital costs. The valuation allowance could be increased in the near term if our estimates of future taxable income are significantly reduced. If sufficient taxable income is not generated in the future through operating results, a valuation allowance adjustment would be recorded as a charge to income.

     In conjunction with our acquisition of Lariat in January 2001, we acquired net operating loss carryforwards of approximately $60 million that, based on estimates of future taxable income, are expected to be fully utilized within the next five years.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. We had working capital of $38.1 million as of December 31, 2000. This compares to $35.2 million at the end of 1999 and a deficit of $8.8 million at the end of 1998. Working capital balances may fluctuate from year to year to the extent we increase or decrease borrowings under our revolving credit facility. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital, public debt and bank borrowings.

     DEBT. In association with our acquisition of three producing gas fields in South Texas in early 2000, we borrowed $112 million through our reserve-based revolving credit facility. At year-end 2000, only $4 million of outstanding debt remained under our credit facility and an additional $5 million was outstanding under our money market lines of credit. At year-end 2000, our long-term debt was $133.7 million, which includes our 7.45% Senior Notes due 2007 of $124.7 million.

     On January 23, 2001, we acquired Lariat Petroleum for total consideration of approximately $333 million, inclusive of the assumption of debt and certain other obligations of Lariat. The consideration included 1.9 million shares of our common stock. We financed the cash portion of the consideration under a new reserve-based revolving credit facility obtained on January 23, 2001 with The Chase Manhattan Bank, as Agent.

     The banks participating in the new facility have committed to lend the Company up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments, which is reduced by the aggregate outstanding principal amount of any senior notes issued by us (currently $300 million; see discussion of 7 5/8% Senior Notes due 2011 below). The borrowing base is currently $510 million and is redetermined at least semi-annually. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The new facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The new facility matures on January 23, 2004. At February 28, 2001 we had $160 million available under our credit facility and had outstanding borrowings of $50 million.

     We also have money market lines of credit with various banks in an amount limited by the credit facility to $40 million. As of February 28, 2001, there were no borrowings outstanding under these lines of credit.

     On February 22, 2001, we placed $175 Million of 7 5/8% Senior Notes due 2011. The offering was done under an existing shelf registration statement. Net proceeds from the sale of the senior notes were used to repay outstanding indebtedness under our revolving credit facility. The notes were issued at 99.931% of par to yield 7.635%, with interest payable on each March 1 and September 1, commencing September 1, 2001.

     CASH FLOW FROM OPERATIONS. Our net cash flow from operations for 2000 increased 71% over 1999 to $316.4 million. The increase is due to a significant increase in commodity prices and higher production volumes, offset by higher operating expenses. This compares to cash flow from operations in 1999 of $184.9 million. Net cash flow from operations before changes in operating assets and liabilities for 2000 was $383.5 million compared to $205.6 million in 1999. The increase in net cash flow from operations before changes in operating assets and liabilities in 2000 over 1999 is primarily attributable to higher commodity prices and production volumes, offset by increased operating expenses.

     CAPITAL EXPENDITURES. In 2000, our capital spending totaled $379 million. The largest spending category was acquisitions, reflecting our first quarter 2000 purchase of three producing gas fields in South Texas for $139 million. Other categories included: development, $139 million, and exploration, $100 million. Our 2000 capital expenditures included approximately $20 million for international activities. Total capital spending in 1999 was $209.8 million. Our 1999 capital spending program included $51.5 million for exploration, $72.3 million for exploitation and development projects and $86 million for property acquisitions.

     We have budgeted $711 million for capital spending in 2001, including $333 million for the purchase of Lariat. Approximately $111 million has been budgeted for domestic exploration projects and $246 million for domestic exploitation and development drilling and the construction of platforms, facilities and pipelines. International spending in 2001 is estimated at $21 million. Acquisitions are opportunistic and are not budgeted under our capital program. We continue to pursue attractive acquisition opportunities, however, the timing, size and purchase price of acquisitions are unpredictable. We anticipate that our capital expenditure budget for 2001 will be funded principally from cash flow from operations and working capital. We do not anticipate additional borrowings under our credit facility and money market lines of credit during 2001 unless we make another significant acquisition. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

HEDGING

     We utilize and expect to continue to utilize hedging transactions with respect to a portion of our oil and gas production. These derivative financial instruments are used to hedge our exposure to changes in the market price of natural gas and crude oil and to achieve more predictable cash flow. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. All of our hedging transactions to date were carried out in the over-the-counter market. We account for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in our financial statements. Effective January 1, 2001, we adopted SFAS No. 133. This standard establishes new accounting and reporting standards for derivative instruments and for hedging activities. See "-- Accounting Policies" under this Item 7.

     During 2000, approximately 47% of our equivalent production was subject to hedge positions as compared to 55% in 1999 and 61% in 1998. The following tables set forth the hedging transactions that we have entered into with respect to a portion of our estimated natural gas and oil and condensate production through March 2003. We continue to evaluate additional hedging transactions for 2001 and future years.

     NATURAL GAS. As of December 31, 2000, we had entered into the commodity price hedging contracts set forth in the table below with respect to our 2001 and 2002 U.S. Gulf Coast natural gas production. These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days or occasionally, the penultimate trading day of a particular contract month (the "settlement price").

                                                   NYMEX CONTACT PRICE PER MMBTU
                                         --------------------------------------------------
                                                              COLLARS
                             VOLUME IN     SWAPS     --------------------------     FLOOR       FAIR MARKET
PERIOD                        MMMBTUS    (AVERAGE)     FLOORS        CEILINGS     CONTRACTS      VALUE(1)
---------------------------  ---------   ---------   -----------   ------------   ---------   ---------------
January 2001 -- March 2001
  Price Swap Contracts.....    10,510      $3.29         --             --             --     $ (64.5 Million)
  Collar Contracts.........     5,980         --     $2.75-$7.00   $3.21-$10.80        --     $ (20.5 Million)
April 2001 -- June 2001
  Price Swap Contracts.....     7,380      $3.42         --             --             --     $ (17.8 Million)
  Collar Contracts.........     9,080         --     $2.75-$4.50   $3.21-$6.15         --     $  (9.3 Million)
July 2001 -- September 2001
  Price Swap Contracts.....     2,780      $5.17         --             --             --     $  (0.5 Million)
  Collar Contracts.........     9,400         --     $3.50-$4.50   $3.85-$6.00         --     $  (6.4 Million)
October 2001 -- December
  2001
  Price Swap Contracts.....     1,770      $5.23         --             --             --     $  (0.3 Million)
  Collar Contracts.........       900         --     $4.00-$4.50   $5.75-$6.00         --     $  (0.3 Million)
  Floor Contracts..........       900         --         --             --          $4.54     $   0.2 Million
January 2002 -- December
  2002
  Collar Contracts.........     4,800         --        $4.00      $4.80-$5.15         --     $  (0.4 Million)

---------------

(1) Except for January 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 2000. Because January 2001 NYMEX futures contracts expired on December 27, 2000, the fair market value of January 2001 hedging contracts represents the actual settlement value of such contracts.

     Subsequent to December 31, 2000, we entered into additional commodity price hedging contracts with respect to our 2001 and 2002 U.S. Gulf Coast natural gas production as follows:

                                                                        NYMEX CONTACT PRICE PER MMBTU
                                                                    --------------------------------------
                                                                                         COLLARS
                                                        VOLUME IN     SWAPS     --------------------------
PERIOD                                                   MMMBTUS    (AVERAGE)     FLOORS        CEILINGS
------------------------------------------------------  ---------   ---------   -----------   ------------
July 2001 -- September 2001
  Price Swap Contracts................................     2,600      $5.07         --             --
  Collar Contracts....................................       600         --        $4.75         $5.55
October 2001 -- December 2001
  Price Swap Contracts................................     1,000      $5.10         --             --
  Collar Contracts....................................     1,600         --        $4.75         $5.55
January 2002 -- December 2002
  Collar Contracts....................................     2,100         --     $3.75-$4.25   $5.50-$8.10

     We believe there is no material basis risk with respect to our Gulf Coast natural gas hedging contracts because substantially all of our Gulf Coast natural gas production is sold under spot contracts that have historically correlated to the reference price.

     In connection with our acquisition of Lariat Petroleum in January 2001 we inherited the natural gas hedges set forth in the table below that had been entered into by Lariat during 2000. These hedging transactions are settled based upon reported sales prices of natural gas delivered into those pipelines at the physical locations where we sell our production in Oklahoma.

                                                                           CONTACT PRICE PER MMBTU
                                                                    --------------------------------------
                                                                                         COLLARS
                                                        VOLUME IN     SWAPS     --------------------------
PERIOD                                                   MMMBTUS    (AVERAGE)     FLOORS        CEILINGS
------------------------------------------------------  ---------   ---------   -----------   ------------
January 2001 -- March 2001
  Price Swap Contracts................................     1,950      $6.04         --             --
  Collar Contracts....................................       900         --        $2.27         $2.69
April 2001 -- June 2001
  Price Swap Contracts................................     1,860      $3.97         --             --
  Collar Contracts....................................       610         --        $2.27         $2.69
July 2001 -- September 2001
  Price Swap Contracts................................     2,420      $4.11         --             --
October 2001 -- December 2001
  Price Swap Contracts................................     2,420      $4.11         --             --
January 2002 -- December 2002
  Price Swap Contracts................................     3,650      $2.62         --             --
January 2003 -- March 2003
  Price Swap Contracts................................       900      $2.61         --             --

     We believe there is no material basis risk with respect to our Oklahoma natural gas hedging contracts because all of the above trades are settled against the same pipelines into which our production in Oklahoma is sold.

     OIL AND CONDENSATE. As of December 31, 2000, we had entered into commodity price hedging contracts with respect to our U.S. Gulf Coast oil production for 2001 and 2002 as follows:

                                                     NYMEX CONTRACT PRICE PER BBL
                                       ---------------------------------------------------------
                                                              COLLARS
                           VOLUME IN     SWAPS     -----------------------------       FLOOR        FAIR MARKET
PERIOD                       BBLS      (AVERAGE)      FLOORS         CEILINGS        CONTRACTS       VALUE(1)
-------------------------  ---------   ---------   -------------   -------------   -------------   -------------
January 2001 -- March
  2001
  Price Swap Contracts...   540,000     $21.99          --              --              --         $(2.9 Million)
  Collar Contracts.......   270,000         --        $25.00       $30.05-$30.75        --         $ 0.2 Million
  Floor Contracts........   238,500         --          --              --         $22.17-$29.58   $ 0.6 Million
April 2001 -- June 2001
  Price Swap Contracts...   436,800     $22.80          --              --              --         $(1.1 Million)
  Collar Contracts.......   364,000         --     $25.00-$27.25   $30.05-$30.75        --         $ 0.6 Million
  Floor Contracts........   186,550         --          --              --         $22.17-$28.28   $ 0.5 Million
July 2001 -- September
  2001
  Price Swap Contracts...   391,000     $23.88          --              --              --         $(0.3 Million)
  Collar Contracts.......   414,000         --     $24.00-$26.25   $27.30-$32.45        --         $ 0.6 Million
  Floor Contracts........   207,000         --          --              --         $22.17-$27.04   $ 0.6 Million
October 2001 -- December
  2001
  Price Swap Contracts...   386,400     $23.24          --              --              --         $(0.3 Million)
  Collar Contracts.......   345,000         --     $24.00-$25.25   $27.30-$30.75        --         $ 0.3 Million
  Floor Contracts........   262,200         --          --              --         $22.17-$26.00   $ 0.9 Million
January 2002 -- March
  2002
  Collar Contracts.......   517,500         --     $22.00-$25.00   $25.75-$30.75        --         $ 0.2 Million
April 2002 -- June 2002
  Collar Contracts.......   455,000         --     $22.00-$25.00   $25.75-$30.75        --         $ 0.1 Million
July 2002 -- September
  2002
  Collar Contracts.......   345,000         --     $23.00-$25.00   $26.75-$30.75        --         $ 0.3 Million
October 2002 -- December
  2002
  Collar Contracts.......   184,000         --        $25.00       $28.00-$30.75        --         $ 0.2 Million

---------------

(1) Except for January 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 2000. Because January 2001 NYMEX futures contracts expired on December 19, 2000, the fair market value of January 2001 hedging contracts represents the actual settlement value of such contracts.

     Because substantially all of our U.S. Gulf Coast oil production is sold under spot contracts that have historically correlated to the NYMEX West Texas Intermediate price, we believe that we have no material basis risk with respect to these transactions. The actual cash price we receive, however, generally is about $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences.

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

REGULATION

     WE ARE SUBJECT TO COMPLEX LAWS THAT CAN AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS. Exploration, development, production and sale of oil and gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

     -- discharge permits for drilling operations;

     -- drilling bonds;

     -- reports concerning operations;

     -- the spacing of wells;

     -- unitization and pooling of properties; and

     -- taxation.

     Under these laws, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on our financial condition and results of operations.

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

     The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. Some of the FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.

     The Outer Continental Shelf Lands Act, or OCSLA, requires that all pipelines operating on or across the Outer Continental Shelf, or the Shelf, provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its OCSLA authority on gatherers and other entities outside the reach of its Natural Gas Act jurisdiction. However, the FERC recently issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Shelf report information on their affiliations, rates and conditions of service. These reporting requirements apply, in certain circumstances, to operators of production platforms and other facilities on the Shelf with respect to gas movements across such facilities. In addition, the FERC retains authority under OCSLA to exercise jurisdiction over entities outside the reach of its Natural Gas Act jurisdiction if necessary to ensure non-discriminatory access to service on the Shelf. We do not believe that any FERC action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.

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

     FEDERAL LEASES. The majority of our U.S. operations are located on federal oil and gas leases, which are administered by the MMS. These leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. We are currently exempt from the supplemental bonding requirements of the MMS. Under certain circumstances, the MMS may require that our operations on federal leases be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and results of operations.

     The MMS recently issued a final rule that amended its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This rule provides that the MMS will collect royalties based upon the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. We cannot predict what action the MMS will take on this matter. We believe that these rules, if adopted as proposed, will not have a material effect on our financial position, cash flows or results of operations.

     STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION. We own interests in properties located onshore Louisiana, Texas, New Mexico and Oklahoma. We also own interests in properties in the state waters offshore Texas and Louisiana. These states regulate drilling and operating activities by requiring, among other things, drilling permits, bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states prorate production to the market demand for oil and gas.

     ENVIRONMENTAL REGULATIONS. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties or the imposition of injunctive relief. Public interest in the protection of the environment has increased dramatically in recent years. Both onshore and offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts onshore or offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and prospects could be adversely affected.

     The Oil Pollution Act of 1990, or OPA, imposes regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages for offshore facilities and pay up to $350 million for onshore facilities. Few defenses exist to the liability imposed by OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to administrative, civil or criminal enforcement actions. In addition to OPA, our discharges to waters of the U.S. are further limited by the federal Clean Water Act, or CWA, and analogous state laws. CWA prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state governmental agencies. Failure to comply with CWA, including discharge limits on permits issued pursuant to CWA, may also result in administrative, civil or criminal enforcement actions. OPA and CWA also impose other requirements, such as the preparation of an oil spill response plan. We have all required spill response plans in place.

     OPA requires responsible parties to demonstrate proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under OPA and a final rule adopted by the MMS in August 1998, responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial assurance in amounts ranging from at least $10 million in state waters to at least $35 million in federal waters, with higher amounts of up to $150 million based on a covered facility's potential worst case oil spill discharge volume or if a formal risk assessment indicates that an amount higher than $35 million should be required. We believe we are in compliance with OPA and the MMS rule for demonstrating financial responsibility for our covered facilities.

     OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Shelf. Specific design and operational standards may apply to vessels, rigs, platforms, vehicles and structures operating or located on the Shelf. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial administrative, civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

     The Resource Conservation and Recovery Act, or RCRA, generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy." From time to time, however, legislation has been proposed in Congress that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could increase our operating costs, as well as those of the oil and gas industry in general. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous waste.

     The Comprehensive Environmental Response, Compensation, and Liability Act, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. Persons who are or were responsible for releases of hazardous substances under the Superfund law may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently own or lease onshore properties that have been used for the exploration and production of oil and gas for a number of years. These recently acquired onshore properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and any wastes that may have been disposed or released on them may be subject to the Superfund law, RCRA and analogous state laws, and we potentially could be required to remediate such properties.

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

OTHER FACTORS AFFECTING OUR BUSINESS

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

     Prices for oil and gas fluctuate widely. Among the factors that can cause fluctuations are:

     -- the domestic and foreign supply of oil and natural gas;

     -- weather conditions;

     -- the price of foreign imports;

     -- world-wide economic conditions;

     -- political conditions in oil and gas producing regions;

     -- the level of consumer demand;

     -- domestic and foreign governmental regulations; and

     -- the price and availability of alternative fuels.

     OUR USE OF HEDGING TRANSACTIONS FOR A PORTION OF OUR OIL AND GAS PRODUCTION MAY LIMIT FUTURE REVENUES FROM PRICE INCREASES AND RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR NET INCOME AND STOCKHOLDERS' EQUITY. We use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases.

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133 as of January 1, 2001. As a result of adopting SFAS No. 133, our stockholders' equity and net income may fluctuate significantly from period to period. SFAS No. 133 generally requires us to record each derivative instrument as an asset or liability measured at its fair value. We recorded an initial adjustment loss of $4.8 million to net income and a $74.2 million loss in the other comprehensive loss component of stockholders' equity. Each quarter we must similarly record changes in the value of our hedges, which could result in significant fluctuations in net income and stockholders' equity from period to period. See
Note 3 -- "Recent Adoption of SFAS No. 133" to our consolidated financial statements.

     OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO REPLACE RESERVES THAT WE PRODUCE. Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As is generally the case in the Gulf Coast region, our producing properties in that region usually have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We must do this even during periods of low oil and gas prices when it may be difficult to raise the capital necessary to finance these activities. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We cannot assure you that we will be able to find and develop or acquire additional reserves at an acceptable cost.

     SUBSTANTIAL CAPITAL IS REQUIRED TO REPLACE AND GROW RESERVES. We make, and will continue to make, substantial expenditures to find, develop, acquire and produce oil and gas reserves. We believe that we will have sufficient cash provided by operating activities and borrowings under our credit facility to fund planned capital expenditures in 2001. If, however, lower oil and gas prices or operating difficulties result in our cash flow from operations being less than expected or limit our ability to borrow under our credit facility, we may be unable to expend the capital necessary to undertake or complete our drilling program unless we raise additional funds through debt or equity financings. We cannot assure you that debt or equity financing, cash generated by operations or borrowing capacity will be available to meet these requirements.

     RESERVE ESTIMATES ARE INHERENTLY UNCERTAIN AND DEPEND ON MANY ASSUMPTIONS THAT MAY TURN OUT TO BE INACCURATE. Estimating accumulations of oil and gas is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geologic, geophysic, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

     -- the quality and quantity of available data;

     -- the interpretation of that data;

     -- the accuracy of various mandated economic assumptions; and

     -- the judgment of the persons preparing the estimate.

     Our proved reserve information set forth in this report is based on estimates we prepared. Estimates prepared by others might differ materially from our estimates.

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

     You should not assume that the present value of future net cash flows is the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. For example, future after-tax net cash flows attributable to our natural gas reserves were estimated by using a year-end 2000 base price of $9.52 per Mcf. On March 16, 2001, that base price was $4.92 per Mcf.

     IF OIL AND GAS PRICES DECREASE, WE MAY BE REQUIRED TO TAKE
WRITEDOWNS. There is a risk that we will be required to writedown the carrying value of our oil and gas properties when oil and gas prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results.

     We capitalize the costs to acquire, find and develop our oil and gas properties. Under the full cost accounting method, the net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, using period end oil and gas prices and a 10% discount factor, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of this excess to earnings. This type of charge will not affect our cash flow from operating activities, but it will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or as of the time of reporting our results. The carrying value of oil and gas properties is computed on a country-by-country basis. Therefore, while our properties in one country may be subject to a writedown, our properties in other countries could be unaffected. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

     WE MAY BE SUBJECT TO RISKS IN CONNECTION WITH ACQUISITIONS. The successful acquisition of producing properties requires an assessment of several factors, including:

     -- recoverable reserves;

     -- future oil and gas prices;

     -- operating costs; and

     -- potential environmental and other liabilities.

     The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are often not entitled to contractual indemnification for environmental liabilities and acquire properties on an "as is" basis.

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

Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

     -- unexpected drilling conditions;

     -- pressure or irregularities in formations;

     -- equipment failures or accidents;

     -- adverse weather conditions;

     -- compliance with governmental requirements; and

     -- shortages or delays in the availability of drilling rigs and the delivery of equipment.

     THE OIL AND GAS BUSINESS INVOLVES MANY OPERATING RISKS THAT CAN CAUSE SUBSTANTIAL LOSSES; INSURANCE MAY NOT PROTECT US AGAINST ALL THESE RISKS. These risks include:

     -- fires;

     -- explosions;

     -- blow-outs;

     -- uncontrollable flows of oil, gas, formation water or drilling fluids;

     -- natural disasters;

     -- pipe or cement failures;

     -- casing collapses;

     -- embedded oilfield drilling and service tools;

     -- abnormally pressured formations; and

     -- environmental hazards such as oil spills, natural gas leaks, pipeline ruptures and discharges of toxic gases.

     If any of these events occur, we could incur substantial losses as a result of:

     -- injury or loss of life;

     -- severe damage to and destruction of property, natural resources and equipment;

     -- pollution and other environmental damage;

     -- clean-up responsibilities;

     -- regulatory investigation and penalties;

     -- suspension of our operations; and

     -- repairs to resume operations.

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

     WE HAVE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. We continue to evaluate and pursue new opportunities for international expansion in areas where we can use our core competencies. To date, we have expanded our operations to Australia and China.

     Ownership of property interests and production operations in areas outside the United States is subject to the various risks inherent in foreign operations. These risks may include:

     -- currency restrictions and exchange rate fluctuations;

     -- loss of revenue, property and equipment as a result of expropriation, nationalization, war or insurrection;

     -- increases in taxes and governmental royalties;

     -- renegotiation of contracts with governmental entities and quasi-governmental agencies;

     -- change in laws and policies governing operations of foreign-based companies;

     -- labor problems; and

     -- other uncertainties arising out of foreign government sovereignty over our international operations.

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

FORWARD-LOOKING INFORMATION

     This report contains information that is forward-looking or relates to anticipated future events or results such as production targets, anticipated production rates, planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves and the estimated present value of such reserves, wells planned to be drilled in the future, our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services the availability of capital resources and other factors affecting our business described above under the captions "Regulation" and "Other Factors Affecting Our Business." All written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

     FERC.  The Federal Energy Regulatory Commission.

     FIELD. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition.

     FINDING COSTS. Costs associated with acquiring and developing proved oil and gas reserves that are capitalized by the Company under generally accepted accounting principles.

     GAS LIFT. The process of injecting natural gas into the wellbore to facilitate the flow of produced fluids from the reservoir to the production train.

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

     NYMEX.  The New York Mercantile Exchange.

     POSSIBLE RESERVES. Reserves similar to probable reserves but that are less likely to be recovered than not.

     PRESENT VALUE. When used with respect to oil and natural gas reserves, the estimated value of future gross revenues (estimated in accordance with the requirements of the SEC) to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to nonproperty related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in oil and gas prices, interest rates and foreign currency exchange rates as discussed below.

OIL AND GAS PRICES

     As independent oil and gas producer, our revenue, profitability, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, crude oil and hydrocarbon condensate. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control. We utilize and expect to continue to utilize hedging transaction with respect to a portion of our oil and gas production to achieve more predictable cash flow, as well as to reduce our exposure to price fluctuations. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. For a further discussion of our hedging activities, see the information under the caption "Hedging" in Item 7 of this report.

INTEREST RATES

     At December 31, 2000, we had approximately $125 million of outstanding long-term debt (7.45% Senior Notes due 2007) subject to a fixed rate of interest. Additionally, we had $144 million of convertible trust preferred securities bearing a fixed dividend rate of 6.5% and $9 million outstanding under our reserve-based credit facility and money market lines of credit that are subject to a rate of interest that fluctuates based on short-term interest rates. Because the majority of our long term obligations at December 31, 2000 were at fixed rates, we consider our interest rate exposure at such date to be minimal. At December 31, 2000, we had no open interest rate hedge positions to reduce our exposure to changes in interest rates.

FOREIGN CURRENCY EXCHANGE RATES

     Our cash flow from certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Our Australian oil production is sold under U.S. dollar contracts. Disbursement transactions denominated in Australian dollars are converted to U.S. dollar equivalents based on the average of the Australian and U.S. dollar exchange rates for the period reported. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          NEWFIELD EXPLORATION COMPANY

                                     INDEX

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management Report on Financial Statements...................   35
Independent Accountants' Report.............................   36
Consolidated Balance Sheet as of the fiscal years ended
  December 31, 2000 and 1999................................   37
Consolidated Statement of Income for each of the three years
  in the period ended December 31, 2000.....................   38
Consolidated Statement of Stockholders' Equity for each of
  the three years in the period ended December 31, 2000.....   39
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   40
Notes to Consolidated Financial Statements..................   41
Supplementary Oil and Gas Disclosures.......................   63

                   MANAGEMENT REPORT ON FINANCIAL STATEMENTS

     The Management of Newfield Exploration Company is responsible for the preparation and integrity of all information contained in this Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements and other financial information are prepared in accordance with generally accepted accounting principles and, accordingly, include certain informed judgments and estimates of management. Newfield's independent public accountants have audited the financial statements as described in their report which follows.

     Management maintains a system of internal accounting and managerial controls that are designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable for financial statement preparation.

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

     We believe that Newfield's policies and system of accounting and managerial controls reasonably assure the integrity of the information in the financial statements and in the other sections of this report.


            /s/ DAVID A. TRICE                         /s/ TERRY W. RATHERT
              David A. Trice                             Terry W. Rathert
              President and                             Vice President and
         Chief Executive Officer                     Chief Financial Officer

Houston, Texas
March 20, 2001

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of Newfield Exploration Company:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Newfield Exploration Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its crude oil inventories in connection with its adoption of SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" effective January 1, 2000.

/s/ PRICEWATERHOUSECOOPERS

Houston, Texas
March 20, 2001

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  2000          1999
                                                              ------------   ----------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................   $   18,451    $   41,841
  Accounts receivable -- oil and gas........................      147,643        67,744
  Inventories...............................................        7,164         9,962
  Other current assets......................................        5,891         6,382
                                                               ----------    ----------
         Total current assets...............................      179,149       125,929
                                                               ----------    ----------
Oil and gas properties (full cost method, of which $106,783
  at December 31, 2000 and $77,732 at December 31, 1999 were
  excluded from amortization)...............................    1,589,558     1,210,895
Less -- accumulated depreciation, depletion and
  amortization..............................................     (756,243)     (566,053)
                                                               ----------    ----------
                                                                  833,315       644,842
                                                               ----------    ----------
Furniture, fixtures and equipment, net......................        4,028         3,369
Other assets................................................        6,758         7,421
                                                               ----------    ----------
         Total assets.......................................   $1,023,250    $  781,561
                                                               ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................   $   10,209    $    7,035
  Accrued liabilities.......................................      128,190        81,635
  Advances from joint owners................................        2,661         2,057
                                                               ----------    ----------
         Total current liabilities..........................      141,060        90,727
                                                               ----------    ----------
Other liabilities...........................................        6,030        10,586
Long-term debt..............................................      133,711       124,679
Deferred taxes..............................................       79,244        36,801
                                                               ----------    ----------
         Total long-term liabilities........................      218,985       172,066
                                                               ----------    ----------
Company-obligated, mandatorily redeemable, convertible
  preferred securities of Newfield Financial Trust I........      143,750       143,750
                                                               ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000 shares
    authorized; no shares issued)...........................           --            --
  Common stock ($0.01 par value, 100,000,000 shares
    authorized; 42,607,301 and 41,734,884 shares issued and
    outstanding at December 31, 2000 and December 31, 1999,
    respectively)...........................................          426           417
  Additional paid-in capital................................      286,412       267,352
  Unearned compensation.....................................       (6,201)       (3,685)
  Accumulated other comprehensive loss -- foreign currency
    translation adjustment..................................       (4,644)         (179)
  Retained earnings.........................................      243,462       111,113
                                                               ----------    ----------
         Total stockholders' equity.........................      519,455       375,018
                                                               ----------    ----------
         Total liabilities and stockholders' equity.........   $1,023,250    $  781,561
                                                               ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Oil and gas revenues..................................  $   526,642   $   287,889   $   199,474
                                                        -----------   -----------   -----------
Operating expenses:
  Lease operating.....................................       65,372        45,561        35,345
  Production and other taxes..........................       10,288         2,215            --
  Transportation......................................        5,984         5,922         3,789
  Depreciation, depletion and amortization............      191,182       152,644       123,147
  Ceiling test writedown..............................          503            --       104,955
  General and administrative (includes non-cash stock
     compensation of $3,047, $1,999 and $2,222 for
     2000, 1999 and 1998, respectively)...............       32,084        16,404        12,070
                                                        -----------   -----------   -----------
          Total operating expenses....................      305,413       222,746       279,306
                                                        -----------   -----------   -----------
Income (loss) from operations.........................      221,229        65,143       (79,832)
Other income (expenses):
  Interest income.....................................        2,124         1,616           964
  Interest expense, net...............................       (9,320)      (11,188)       (9,508)
  Dividends on convertible preferred securities of
  Newfield Financial Trust I..........................       (9,344)       (3,556)           --
                                                        -----------   -----------   -----------
                                                            (16,540)      (13,128)       (8,544)
                                                        -----------   -----------   -----------
Income (loss) before income taxes.....................      204,689        52,015       (88,376)
Income tax provision (benefit):
  Current.............................................       15,897         1,105            --
  Deferred............................................       54,083        17,706       (30,677)
                                                        -----------   -----------   -----------
                                                             69,980        18,811       (30,677)
                                                        -----------   -----------   -----------
Income (loss) before cumulative effect of change in
  accounting principle................................      134,709        33,204       (57,699)
Cumulative effect of change in accounting principle,
  net of tax..........................................       (2,360)           --            --
                                                        -----------   -----------   -----------
          Net income (loss)...........................  $   132,349   $    33,204   $   (57,699)
                                                        ===========   ===========   ===========
Earnings (loss) per share:
Basic --
  Income (loss) before cumulative effect of change in
     accounting principle.............................  $      3.18   $      0.81   $     (1.55)
  Cumulative effect of change in accounting principle,
     net of tax.......................................        (0.05)           --            --
                                                        -----------   -----------   -----------
          Net income (loss)...........................  $      3.13   $      0.81   $     (1.55)
                                                        ===========   ===========   ===========
Diluted --
  Income (loss) before cumulative effect of change in
     accounting principle.............................  $      2.98   $      0.79   $     (1.55)
  Cumulative effect of change in accounting principle,
     net of tax.......................................        (0.05)           --            --
                                                        -----------   -----------   -----------
          Net income (loss)...........................  $      2.93   $      0.79   $     (1.55)
                                                        ===========   ===========   ===========
Weighted average number of shares outstanding for
  basic earnings per share............................   42,332,835    41,194,021    37,311,928
                                                        ===========   ===========   ===========
Weighted average number of shares outstanding for
  diluted earnings per share..........................   47,227,708    42,293,865    37,311,928
                                                        ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                ACCUMULATED
                                     COMMON STOCK       ADDITIONAL                                 OTHER           TOTAL
                                  -------------------    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                    SHARES     AMOUNT    CAPITAL     COMPENSATION   EARNINGS       LOSS           EQUITY
                                  ----------   ------   ----------   ------------   --------   -------------   -------------
BALANCE, DECEMBER 31, 1997......  35,975,777    $360     $160,672      $(4,592)     $135,608      $    --        $292,048
  Issuance of common stock......   4,341,620      43       85,472                                                  85,515
  Issuance of restricted stock,
    less amortization of $583...     115,668       1        2,706       (2,124)                                       583
  Cancellation of restricted
    stock.......................      (3,336)                 (70)          50                                        (20)
  Amortization of stock
    compensation................                                         1,659                                      1,659
  Tax benefit from exercise of
    stock options...............                            1,862                                                   1,862
  Net loss......................                                                     (57,699)                     (57,699)
                                  ----------    ----     --------      -------      --------      -------        --------
BALANCE, DECEMBER 31, 1998......  40,429,729     404      250,642       (5,007)       77,909           --         323,948
  Issuance of common stock......   1,283,544      13        7,995                                                   8,008
  Issuance of restricted stock,
    less amortization of $218...      37,211                1,048         (830)                                       218
  Cancellation of restricted
    stock.......................     (15,600)                (371)         312                                        (59)
  Amortization of stock
    compensation................                                         1,840                                      1,840
  Tax benefit from exercise of
    stock options...............                            8,038                                                   8,038
Comprehensive Income:
  Net income....................                                                      33,204                       33,204
  Foreign currency translation
    adjustment, net of tax of
    $96.........................                                                                     (179)           (179)
                                                                                                                 --------
        Total comprehensive
          income................                                                                                   33,025
                                  ----------    ----     --------      -------      --------      -------        --------
BALANCE, DECEMBER 31, 1999......  41,734,884     417      267,352       (3,685)      111,113         (179)        375,018
  Issuance of common stock......     776,161       8        6,925                                                   6,933
  Issuance of restricted stock,
    less amortization of $646...      96,256       1        5,562       (4,917)                                       646
  Amortization of stock
    compensation................                                         2,401                                      2,401
  Tax benefit from exercise of
    stock options...............                            6,573                                                   6,573
Comprehensive Income:
  Net income....................                                                     132,349                      132,349
  Foreign currency translation
    adjustment, net of tax of
    $2,404......................                                                                   (4,465)         (4,465)
                                                                                                                 --------
        Total comprehensive
          income................                                                                                  127,884
                                  ----------    ----     --------      -------      --------      -------        --------
BALANCE, DECEMBER 31, 2000......  42,607,301    $426     $286,412      $(6,201)     $243,462      $(4,644)       $519,455
                                  ==========    ====     ========      =======      ========      =======        ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).......................................  $ 132,349   $  33,204   $ (57,699)
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation, depletion and amortization................    191,182     152,644     123,147
  Ceiling test writedown..................................        503          --     104,955
  Deferred taxes..........................................     54,083      17,706     (30,677)
  Stock compensation......................................      3,047       1,999       2,222
  Cumulative effect of change in accounting principle.....      2,360          --          --
                                                            ---------   ---------   ---------
                                                              383,524     205,553     141,948
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable -- oil and
     gas..................................................    (81,854)    (23,382)     11,028
  (Increase) decrease in inventories......................     (2,143)        775          --
  (Increase) decrease in other current assets.............     (1,442)     (2,780)        344
  (Increase) decrease in other assets.....................        663      (4,010)       (130)
  Increase (decrease) in accounts payable and accrued
     liabilities..........................................     21,405      12,020      (4,652)
  Increase in advances from joint owners..................        604         105       1,392
  Decrease in other liabilities...........................     (4,313)     (3,378)     (3,355)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    316,444     184,903     146,575
                                                            ---------   ---------   ---------
Cash flows from investing activities:
  Acquisition of Gulf Australia, net of cash acquired of
     $12,064..............................................         --     (10,977)         --
  Additions to oil and gas properties.....................   (353,856)   (197,882)   (317,831)
  Additions to furniture, fixtures and equipment..........     (1,691)     (1,958)     (1,160)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (355,547)   (210,817)   (318,991)
                                                            ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings................................    219,000     443,000     795,750
  Repayments of borrowings................................   (210,000)   (527,000)   (716,750)
  Proceeds from issuance of convertible preferred
     securities...........................................         --     143,750          --
  Proceeds from issuances of common stock, net............      6,933       8,008      85,291
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......     15,933      67,758     164,291
                                                            ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents.............................................       (220)        (95)         --
                                                            ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents..........    (23,390)     41,749      (8,125)
Cash and cash equivalents, beginning of period............     41,841          92       8,217
                                                            ---------   ---------   ---------
Cash and cash equivalents, end of period..................  $  18,451   $  41,841   $      92
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

                          NEWFIELD EXPLORATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization and Principles of Consolidation

     These financial statements include the accounts of Newfield Exploration Company, a Delaware corporation, and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that may be economically produced.

  Use of Estimates and Reclassifications

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from these estimates. The Company's most significant financial estimates are based on remaining proved oil and gas reserves. Certain reclassifications have been made to prior years reported amounts in order to conform with the current year presentation. As a result of the adoption of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company has reclassified to operating expenses, for all periods presented, third party costs incurred to transport production to the Company's respective sales point instead of as a reduction of the related revenues as previously reported.

  Accounting Change

     The Company adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000. The adoption of SAB No. 101 requires the Company to report crude oil inventory associated with its Australian offshore operations at lower of cost or market, which is a change from the historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of the Company's Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on the consolidated statement of income for the year ended December 31, 2000. The pro forma effect had SAB No. 101 been applied retroactively in 1999 would have been as follows:

                                                       AS REPORTED     PRO FORMA
                                                       -----------     ---------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Net income...........................................    $33,204        $30,844
Earnings per share:
  Basic..............................................    $  0.81        $  0.75
  Diluted............................................    $  0.79        $  0.73

     SAB No. 101 would not have effected periods prior to the acquisition of the Company's Australian operations in July 1999.

                          NEWFIELD EXPLORATION COMPANY

  Revenue Recognition

     Revenues are recorded when title passes to the customer. Revenues from the production of oil and gas properties in which the Company has an interest with other companies are recorded on the basis of sales to customers. Differences between these sales and the Company's share of production are not significant.

  Inventories

     Inventories consist of international oil produced but not sold. Crude oil from the Company's operations located offshore Australia is produced into a floating production, storage and off-loading vessel (FPSO) and sold periodically as a barge quantity is accumulated. The product inventory at December 31, 2000 consisted of approximately 252,450 barrels of crude oil, valued at $3.3 million net to the Company's interest, and is carried at lower of average cost or market. Also included in inventories are materials and supplies, stated at lower of average cost or market.

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

  Earnings Per Share

     Basic earnings (loss) per common share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and convertible securities were exercised for or converted into common stock.

                          NEWFIELD EXPLORATION COMPANY

     The following is a calculation of basic and diluted weighted average shares outstanding for each of the three years in the period ended December 31, 2000:

                                                     2000             1999             1998
                                                --------------   --------------   --------------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Income (loss) (numerator):
  Income (loss) before cumulative effect
     change in accounting principle...........   $   134,709      $    33,204      $   (57,699)
  Cumulative effect change in accounting
     principle, net of tax....................        (2,360)              --               --
                                                 -----------      -----------      -----------
  Income (loss) -- basic......................       132,349           33,204          (57,699)
  After tax dividends on convertible trust
     preferred securities.....................         6,074               --               --
                                                 -----------      -----------      -----------
  Income (loss) -- diluted....................   $   138,423      $    33,204      $   (57,699)
                                                 ===========      ===========      ===========
Shares (denominator):
  Shares -- basic.............................    42,332,835       41,194,021       37,311,928
  Dilution effect of stock options outstanding
     at end of period.........................       971,648        1,099,844               --
  Dilution effect of convertible trust
     preferred securities.....................     3,923,225               --               --
                                                 -----------      -----------      -----------
  Shares -- diluted...........................    47,227,708       42,293,865       37,311,928
                                                 ===========      ===========      ===========
Earnings (loss) per share:
  Basic before change in accounting
     principle................................   $      3.18      $      0.81      $     (1.55)
  Basic.......................................   $      3.13      $      0.81      $     (1.55)
  Diluted before change in accounting
     principle................................   $      2.98      $      0.79      $     (1.55)
  Diluted.....................................   $      2.93      $      0.79      $     (1.55)

     The calculation of diluted EPS for 1999 does not include the effect of 3,923,225 shares underlying the 6.5% quarterly income convertible trust preferred securities because to do so would have been antidilutive. Additionally, the calculation of shares outstanding for diluted EPS for each of the three years in the period ended December 31, 2000 does not include the effect of outstanding stock options to purchase 127,000, 270,000 and 3,921,420 shares, respectively, because to do so would have been antidilutive.

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

     The Company enters into various commodity price hedging contracts with respect to its oil and gas production. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such

                          NEWFIELD EXPLORATION COMPANY
transactions. Such contracts are accounted for as hedges, in accordance with SFAS No. 80. Gains and losses on these contracts are recognized in revenue in the period in which the underlying production is delivered. These instruments are measured for correlation at both the inception of the contract and on an ongoing basis. If these instruments cease to meet the criteria for deferral accounting, any subsequent gains or losses are recognized in revenue. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in the financial statements.

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires enterprises to recognize all derivatives as either assets or liabilities on their balance sheet and measure those instruments at fair value. See Note
3 -- "Recent Adoption of SFAS No. 133."

  Oil and Gas Properties

     The Company uses the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. Such capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% per annum discount rate) of estimated future net revenues from proved reserves, based on year-end oil and gas prices; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. In accordance with full cost accounting rules, the Company recorded a charge of $0.5 million in 2000 related to abandoned prospect costs in foreign locations other than Australia or China. Additionally, a writedown of domestic oil and gas properties of $105.0 million (resulting in a charge to earnings of $68.3 million after-tax) was recorded at December 31, 1998. The writedown was primarily attributable to the lower prices for both oil and natural gas at December 31, 1998.

     Proceeds from the sale of oil and gas properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Unevaluated properties and associated costs relating to domestic and Australian operations not currently being amortized and included in oil and gas properties were $90.5 million and $67.3 million at December 31, 2000 and 1999, respectively. The properties associated with these costs were at such dates undergoing exploration activities or are properties on which the Company intends to commence such activities in the future. The Company believes that these unevaluated properties at December 31, 2000 will be substantially evaluated and therefore subject to amortization within 12 to 24 months. Additionally, at December 31, 2000 and 1999, there were $16.2 million and $10.4 million, respectively, of unproved property costs associated with the Company's investment in international activities other than in Australia. While the Company will continue to evaluate these properties and costs, the timing of the completion of such evaluations is uncertain because of the substantial time period required to establish the commerciality of projects or commence operations in some foreign countries.

     Other property and equipment are recorded at cost and are depreciated over their estimated useful lives of five to seven years using the straight-line method. At December 31, 2000 and 1999, furniture, fixtures and equipment is net of accumulated depreciation of $3.5 million and $2.6 million, respectively.

                          NEWFIELD EXPLORATION COMPANY

  Abandonment and Dismantlement Costs

     Future abandonment and dismantlement costs include costs to dismantle and relocate or dispose of the Company's offshore production platforms, FPSOs, gathering systems, wells and related structures. The Company develops estimates of its future abandonment and dismantlement costs for each of its offshore properties based upon the type of production structure, depth of water, currently available abandonment procedures and consultations with construction and engineering consultants. The Company does not currently anticipate additional abandonment and dismantlement costs will be incurred beyond such estimates. Such estimates are re-evaluated at least annually by the Company's engineers.

     Total estimated future abandonment and dismantlement costs associated with the Company's developed and acquired properties were $120.4 million, $133.1 million and $69.1 million as of December 31, 2000, 1999 and 1998, respectively.

     Estimated future abandonment and dismantlement costs are accrued on a unit-of-production method based on proved reserves. The portion of future abandonment and dismantlement costs that has been accrued is included in accumulated depreciation, depletion and amortization and was $56.9 million, $43.1 million and $29.7 million as of December 31, 2000, 1999 and 1998, respectively.

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

  Concentration of Credit Risk

     The Company maintains cash balances with several banks that frequently exceed federally insured limits and invests its cash in investment grade commercial and U.S. Government-backed securities. The Company's joint interest partners consist primarily of independent oil and gas producers. The Company's oil and gas production purchasers consist primarily of independent marketers and major gas pipeline companies. The Company performs credit evaluations of its customers' financial condition and obtains letters of credit and parental guarantees from selected customers. The Company has not experienced any significant losses from uncollectible accounts. All of the Company's hedging transactions have been carried out in the over-the-counter market.

  Major Customers

     The Company sold oil and gas production representing more than 10% of its oil and gas revenues for the year ended December 31, 2000 to Conoco Inc. (35%) and Superior Natural Gas Corporation (16%); for the year ended December 31, 1999 to Conoco Inc. (18%) and Superior Natural Gas Corporation (10%); and for the year ended December 31, 1998 to Conoco Inc. (13%) and Coast Energy Group (10%). Because alternative purchasers of oil and gas are readily available, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company.

2. HEDGING TRANSACTIONS:

     During 2000, approximately 47% of the Company's equivalent production was subject to hedge positions as compared to 55% in 1999 and 61% in 1998.

                          NEWFIELD EXPLORATION COMPANY

     As of December 31, 2000, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 2001 and 2002 as follows:

                                                     NYMEX CONTRACT PRICE PER MMBTU
                                           --------------------------------------------------
                                                                COLLARS
                               VOLUME IN     SWAPS     --------------------------     FLOOR       FAIR MARKET
           PERIOD               MMMBTUS    (AVERAGE)     FLOORS        CEILINGS     CONTRACTS      VALUE(1)
-----------------------------  ---------   ---------   -----------   ------------   ---------   ---------------
January 2001 -- March 2001
  Price Swap Contracts.......    10,510      $3.29         --             --             --     $ (64.5 Million)
  Collar Contracts...........     5,980         --     $2.75-$7.00   $3.21-$10.80        --     $ (20.5 Million)
April 2001 -- June 2001
  Price Swap Contracts.......     7,380      $3.42         --             --             --     $ (17.8 Million)
  Collar Contracts...........     9,080         --     $2.75-$4.50   $3.21-$6.15         --     $  (9.3 Million)
July 2001 -- September 2001
  Price Swap Contracts.......     2,780      $5.17         --             --             --     $  (0.5 Million)
  Collar Contracts...........     9,400         --     $3.50-$4.50   $3.85-$6.00         --     $  (6.4 Million)
October 2001 -- December 2001
  Price Swap Contracts.......     1,770      $5.23         --             --             --     $  (0.3 Million)
  Collar Contracts...........       900         --     $4.00-$4.50   $5.75-$6.00         --     $  (0.3 Million)
  Floor Contracts............       900         --         --             --          $4.54     $   0.2 Million
January 2002 -- December 2002
  Collar Contracts...........     4,800         --        $4.00      $4.80-$5.15         --     $  (0.4 Million)

---------------

(1) Except for January 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 2000. Because January 2001 NYMEX futures contracts expired on December 27, 2000, the fair market value of January 2001 hedging contracts represents the actual settlement value of such contracts.

     As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its natural gas production for 2000 as follows:

                                                     NYMEX CONTRACT PRICE PER MMBTU
                                                -----------------------------------------
                                                                 COLLARS
                                    VOLUME IN     SWAPS     -----------------     FLOOR     FAIR MARKET
              PERIOD                 MMMBTUS    (AVERAGE)   FLOORS   CEILINGS   CONTRACTS     VALUE(1)
----------------------------------  ---------   ---------   ------   --------   ---------   ------------
January 2000
  Price Swap Contracts............     750        $2.74        --         --         --     $0.9 Million
  Collar Contracts................     250           --     $2.63     $ 3.25         --     $0.1 Million
  Floor Contracts.................     100           --        --         --      $2.63               --

---------------

(1) Because January 2000 NYMEX futures contracts expired on December 28, 1999, the fair market value of these hedging contracts represents the actual settlement value of such contracts.

     These hedging transactions are settled based upon the average of the reported settlement prices on the NYMEX for the last three trading days or, occasionally, the penultimate trading day of a particular contract month. With respect to any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor transaction, the counterparty

                          NEWFIELD EXPLORATION COMPANY
is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

     The Company believes that it has no material basis risk with respect to gas swaps because substantially all of the Company's natural gas production is sold under spot contracts that have historically correlated with the settlement price.

     As of December 31, 2000, the Company had entered into commodity price hedging contracts with respect to its oil production for 2001 and 2002 as follows:

                                                         NYMEX CONTRACT PRICE PER BBL
                                           ---------------------------------------------------------
                                                                  COLLARS
                               VOLUME IN     SWAPS     -----------------------------       FLOOR        FAIR MARKET
           PERIOD                BBLS      (AVERAGE)      FLOORS         CEILINGS        CONTRACTS       VALUE(1)
-----------------------------  ---------   ---------   -------------   -------------   -------------   -------------
January 2001 -- March 2001
  Price Swap Contracts.......   540,000    $21.99           --              --              --         $(2.9 Million)
  Collar Contracts...........   270,000      --           $25.00       $30.05-$30.75        --         $ 0.2 Million
  Floor Contracts............   238,500      --             --              --         $22.17-$29.58   $ 0.6 Million
April 2001 -- June 2001
  Price Swap Contracts.......   436,800    $22.80           --              --              --         $(1.1 Million)
  Collar Contracts...........   364,000      --        $25.00-$27.25   $30.05-$30.75        --         $ 0.6 Million
  Floor Contracts............   186,550      --             --              --         $22.17-$28.28   $ 0.5 Million
July 2001 -- September 2001
  Price Swap Contracts.......   391,000    $23.88           --              --              --         $(0.3 Million)
  Collar Contracts...........   414,000      --        $24.00-$26.25   $27.30-$32.45        --         $ 0.6 Million
  Floor Contracts............   207,000      --             --              --         $22.17-$27.04   $ 0.6 Million
October 2001 -- December 2001
  Price Swap Contracts.......   386,400    $23.24           --              --              --         $(0.3 Million)
  Collar Contracts...........   345,000      --        $24.00-$25.25   $27.30-$30.75        --         $ 0.3 Million
  Floor Contracts............   262,200      --             --              --         $22.17-$26.00   $ 0.9 Million
January 2002 -- March 2002
  Collar Contracts...........   517,500      --        $22.00-$25.00   $25.75-$30.75        --         $ 0.2 Million
April 2002 -- June 2002
  Collar Contracts...........   455,000      --        $22.00-$25.00   $25.75-$30.75        --         $ 0.1 Million
July 2002 -- September 2002
  Collar Contracts...........   345,000      --        $23.00-$25.00   $26.75-$30.75        --         $ 0.3 Million
October 2002 -- December 2002
  Collar Contracts...........   184,000      --           $25.00       $28.00-$30.75        --         $ 0.2 Million

---------------

(1) Except for January 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 2000. Because January 2001 NYMEX futures contracts expired on December 19, 2000, the fair market value of January 2001 hedging contracts represents the actual settlement value of such contracts.

                          NEWFIELD EXPLORATION COMPANY

     As of December 31, 1999, the Company had entered into commodity price hedging contracts with respect to its oil production for 1999 as follows:

                                                         NYMEX CONTRACT PRICE PER BBL
                                           ---------------------------------------------------------
                                                                  COLLARS
                               VOLUME IN     SWAPS     -----------------------------       FLOOR        FAIR MARKET
           PERIOD                BBLS      (AVERAGE)      FLOORS         CEILINGS        CONTRACTS       VALUE(1)
-----------------------------  ---------   ---------   -------------   -------------   -------------   -------------
January 2000-March 2000
  Price Swap Contracts.......   455,000    $21.63           --              --              --         $(1.6 Million)
  Collar Contracts...........   182,000      --        $18.28-$19.50   $20.10-$21.00        --         $(0.2 Million)
  Floor Contracts............    91,000      --             --              --            $19.32       $(0.8 Million)
April 2000-June 2000
  Price Swap Contracts.......   455,000    $21.70           --              --              --         $(0.3 Million)
  Collar Contracts...........   182,000      --        $18.28-$19.50   $20.10-$21.00        --         $(0.3 Million)
July 2000-September 2000
  Price Swap Contracts.......   460,000    $21.70           --              --              --         $ 0.3 Million
  Collar Contracts...........    92,000      --           $18.28          $21.00            --         $(0.1 Million)
October 2000-December 2000
  Price Swap Contracts.......   460,000    $21.70           --              --              --         $ 0.7 Million
January 2001-March 2001
  Price Swap Contracts.......   180,000    $21.25           --              --              --         $ 0.3 Million

---------------

(1) Except for January 2000 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at December 31, 1999. Because January 2000 NYMEX futures contracts expired on December 20, 1999, the fair market value of January 2000 hedging contracts represents the actual settlement value of such contracts.

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

     See Note 3 -- "Recent Adoption of SFAS No. 133" for a discussion of the Company's adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

3. RECENT ADOPTION OF SFAS NO. 133:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB has subsequently issued SFAS Nos. 137 and 138, which are amendments to SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 30, 2000. We adopted SFAS No. 133 on January 1, 2001.

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives will be recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of transaction. The Company's derivative contracts consist primarily of cash flow hedge transactions in which it hedges the variability of cash flows related to a forecasted transaction. Changes in the fair value of these derivative instruments will be recorded in other comprehensive income and will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion related to basis changes and time value of all hedges will be recognized in current period earnings.

                          NEWFIELD EXPLORATION COMPANY

     In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, in connection with its hedging activities, the Company recorded as cumulative effect adjustments a loss of $74.2 million (net of tax of $40.0 million) in accumulated other comprehensive loss and a loss of $4.8 million (net of tax of $2.6 million) in 2001 earnings. In addition, the adoption resulted in the recognition of $17.7 million of derivative assets and $139.3 million of derivative liabilities on the balance sheet on January 1, 2001. Based on fair values at January 1, 2001 and the settlement dates of such derivatives, the Company expects to reclassify approximately $75.3 million (net of tax of $40.5 million) of the transition adjustment recorded in accumulated other comprehensive loss to earnings in 2001.

     The Company is not in violation of any debt covenants or other contracts as a result of implementing SFAS No. 133.

4. DEBT:

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Senior Unsecured Debt:
  Bank revolving credit facility:
     Prime rate based loans.................................    $     --       $     --
     LIBOR based loans......................................       4,000             --
                                                                --------       --------
          Total bank revolving credit facility..............       4,000             --
                                                                --------       --------
  7.45% Senior Notes due 2007...............................     124,711        124,679
                                                                --------       --------
  Money market credit lines.................................       5,000             --
                                                                --------       --------
          Long-term debt....................................    $133,711       $124,679
                                                                ========       ========

     At December 31, 2000, the interest rate was 7.22% for LIBOR based loans and for the loans outstanding under the money market credit lines was 7.31%.

     The estimated fair market value of the 7.45% Senior Notes due 2007, based on quoted market prices at December 31, 2000 and 1999, was $114.0 million and $115.2 million, respectively. Debt outstanding under the bank revolving credit facility is stated at cost, which approximates fair market value.

     At December 31, 2000, the Company maintained its reserve-based revolving credit facility with Chase Bank of Texas, National Association, as agent. As discussed in Note 14 -- "Subsequent Events," the Company obtained a new reserved-based revolving credit facility as of January 23, 2001. The old facility provided a $225 million revolving credit maturing on October 31, 2002. The amount available under the facility was subject to a calculated borrowing base determined by a majority of the banks participating in the facility, which was reduced by the aggregate principal outstanding on the Company's senior notes ($125 million at December 31, 2000). The borrowing base was $380 million at December 31, 2000. At December 31, 2000, there was $4 million outstanding under the facility.

     Borrowings under the old facility bore interest, at the Company's option, at (i) the higher of (a) the federal fund rate plus 50 basis points and (b) the bank's prime rate or (ii) LIBOR plus a variable margin, which was based upon the loan amount outstanding relative to the borrowing base and the Company's corporate credit ratings.

     The facility also provided for the payment of a commitment fee and a standby fee. The Company paid fees of approximately $315,000, $336,000 and $178,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          NEWFIELD EXPLORATION COMPANY

5. CONVERTIBLE PREFERRED SECURITIES OF NEWFIELD FINANCIAL TRUST I:

     In August 1999, Newfield Financial Trust I, a Delaware business trust and wholly owned subsidiary of the Company (the "Trust"), issued, in an underwritten public offering, $143,750,000 (2,875,000 securities having a liquidation preference of $50 each) of 6.5% Cumulative Quarterly Income Convertible Securities, Series A (the "Trust Preferred Securities"). The proceeds of the issuance of the Trust Preferred Securities were used to purchase $143,750,000 of the Company's 6.5% Junior Subordinated Convertible Debentures, due 2029 (the "Debentures"). The interest terms and payment dates of the Debentures correspond to those of the Trust Preferred Securities. The Company's obligations under the Debentures and related agreements, when taken together, constitute a full and unconditional guarantee of payments due on the Trust Preferred Securities. The sole asset of the Trust is the Debentures. The Trust has no independent operations. The Debentures are eliminated in the consolidated financial statements.

     The Trust Preferred Securities accrue and pay distributions quarterly in arrears at a rate of 6.5% per annum on the stated liquidation amount of $50 per Trust Preferred Security on February 15, May 15, August 15, and November 15 of each year to holders of record 15 business days immediately preceding the distribution payment date. The Company may on one or more occasions defer the payment of interest on the Debentures for up to 20 consecutive quarterly periods unless an event of default on the Debentures has occurred and is continuing. During any such deferral period, the Trust will defer the payment of distributions, but accrued distributions on the Trust Preferred Securities will compound quarterly and the Company will generally not be permitted to declare or pay any dividends or distributions on, or redeem or acquire, any of its capital stock or make any payment of principal or interest on any debt securities that rank equal or junior to the Debentures.

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

     The estimated fair market value of the Trust Preferred Securities at December 31, 2000 and 1999, based on quoted market prices, was $207.0 million and $134.8 million, respectively.

6. INCOME TAXES:

     Income (loss) before income taxes is composed of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   ---------
                                                                 (IN THOUSANDS)
U.S. federal..........................................  $180,741    $41,178    $(88,376)
Foreign...............................................    23,948     10,837          --
                                                        --------    -------    --------
          Total.......................................  $204,689    $52,015    $(88,376)
                                                        ========    =======    ========

                          NEWFIELD EXPLORATION COMPANY

     The total provision for income taxes consists of the following:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2000       1999       1998
                                                         --------   --------   ---------
                                                                 (IN THOUSANDS)
Current taxes:
  U.S. federal.........................................  $15,897    $ 1,105    $     --
Deferred taxes:
  U.S. federal.........................................   47,442     13,668     (30,677)
  Foreign..............................................    6,641      4,038          --
                                                         -------    -------    --------
                                                         $69,980    $18,811    $(30,677)
                                                         =======    =======    ========

     The components of deferred tax assets and liabilities are as follows:

                                                DECEMBER 31, 2000      DECEMBER 31, 1999
                                               --------------------   --------------------
                                                 U.S.     AUSTRALIA     U.S.     AUSTRALIA
                                               --------   ---------   --------   ---------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Alternative minimum tax credit.............  $     --    $    --    $  2,953    $    --
  Net operating loss carry forwards..........     1,750        190      23,961      4,646
  Other, net.................................     2,609        284       1,834         --
                                               --------    -------    --------    -------
          Gross deferred tax asset...........     4,359        474      28,748      4,646
  Valuation allowance........................        --         --          --     (2,326)
                                               --------    -------    --------    -------
          Net deferred tax asset.............     4,359        474      28,748      2,320
                                               --------    -------    --------    -------
Deferred tax liability:
  Oil and gas properties.....................   (82,175)    (1,902)    (65,549)        --
                                               --------    -------    --------    -------
Net deferred tax asset (liability)...........   (77,816)    (1,902)    (36,801)     2,320
Less current deferred tax asset..............        --         --          --      2,320
                                               --------    -------    --------    -------
Noncurrent deferred tax liability............  $(77,816)   $(1,428)   $(36,801)   $    --
                                               ========    =======    ========    =======

     U.S. deferred taxes have not been provided on foreign income of $32.1 million that is permanently reinvested in Australia. The Company currently does not have any foreign tax credits available to reduce U.S. taxes on such income if it was repatriated.

     In connection with its acquisition of Gulf Australia in July 1999, the Company recorded a valuation allowance of $2.3 million to reduce acquired NOL carryforwards to an amount that, more likely than not, would be realized. During 2000, primarily as a result of a substantial increase in estimated taxable income resulting from increased commodity prices, the valuation allowance was reversed and a majority of the remaining Australian NOL carryforwards were realized.

                          NEWFIELD EXPLORATION COMPANY

7. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into a non-cancellable operating lease agreement for office space in Houston, Texas. The lease term expires in October 2005, subject to two options to renew for five years each. In addition, the Company enters into various other equipment leases as part of its operations.

     Future minimum lease payments required as of December 31, 2000 related to these operating leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------                                 (IN THOUSANDS)
2001...................................................     $ 3,279
2002...................................................       3,360
2003...................................................       2,320
2004...................................................       1,762
2005...................................................       1,525
                                                            -------
          Total minimum lease payments.................     $12,246
                                                            =======

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was $3.2 million, $2.8 million and $1.9 million, respectively.

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

                          NEWFIELD EXPLORATION COMPANY

8. STOCK-BASED COMPENSATION:

     The Company has several stock-based compensation plans, each of which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.

  Stock Option Plans

     The Company has granted options pursuant to its 1989, 1990, 1991, 1993, 1995, 1998 and 2000 stock option plans (collectively, the "Stock Option Plans"). Options that have been granted and are outstanding generally expire 10 years from the date of grant and become exercisable at the rate of 20% per year.

     The following is a summary of all stock option activity for 1998, 1999 and 2000:

                                                              NUMBER OF    WEIGHTED
                                                                SHARES     AVERAGE
                                                              UNDERLYING   EXERCISE
                                                               OPTIONS      PRICE
                                                              ----------   --------
Outstanding at December 31, 1997............................   3,391,990    $ 7.84
  Granted...................................................     959,900     20.81
  Exercised.................................................    (296,570)     5.13
  Forfeited.................................................    (133,900)    21.22
                                                              ----------    ------
Outstanding at December 31, 1998............................   3,921,420     10.76
  Granted...................................................     308,000     27.38
  Exercised.................................................  (1,243,960)     5.80
  Forfeited.................................................     (83,800)    18.68
                                                              ----------    ------
Outstanding at December 31, 1999............................   2,901,660     14.43
  Granted...................................................     827,000     31.74
  Exercised.................................................    (738,170)     8.14
  Forfeited.................................................     (70,330)    25.01
                                                              ----------    ------
Outstanding at December 31, 2000............................   2,920,160    $20.67
                                                              ==========    ======
Exercisable at December 31, 1998............................   2,442,030    $ 5.52
                                                              ==========    ======
Exercisable at December 31, 1999............................   1,534,420    $ 8.16
                                                              ==========    ======
Exercisable at December 31, 2000............................   1,106,550    $11.81
                                                              ==========    ======

     At December 31, 2000, the Company had an additional 1,680,464 options available for grant. If granted, these additional options will be exercisable at a price not less than the fair market value per share of the Company's common stock on the date of grant. The weighted average fair value of options granted during 2000, 1999 and 1998 was $15.41, $12.68 and $8.92, respectively.

     The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998: no dividend yield for all years; expected volatility of 34.78%, 33.77% and 30.57%, respectively; risk-free interest rates of 6.76%, 5.97% and 5.55%, respectively; and an expected option life of 6.50 years for all years.

                          NEWFIELD EXPLORATION COMPANY

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-----------------------------------------------------------------   ----------------------------
                                WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
    RANGE OF                       REMAINING          AVERAGE                        AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$ 3.50 to $ 5.62     552,450       2.0 years           $ 3.88          552,450        $ 3.88
 10.94 to  14.78     254,460       5.0 years            13.87          195,140         13.85
 15.04 to  20.94     426,800       7.3 years            17.12           64,100         18.82
 21.06 to  46.38   1,686,450       8.3 years            28.09          294,860         23.78
----------------   ---------       ---------           ------        ---------        ------
$ 3.50 to $46.38   2,920,160       6.7 years           $20.67        1,106,550        $11.81

     Common stock issued through the exercise of stock options results in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. The exercise of stock options during 2000, 1999 and 1998 resulted in a deferred tax benefit to the Company of approximately $6.6 million, $8.0 million and $1.9 million, respectively.

  Employee Stock Purchase Plan

     Pursuant to the Company's employee stock purchase plan, for each six month period beginning on January 1 or July 1 during the term of the plan, each eligible employee has the opportunity to purchase common stock for a purchase price equal to 85% of the lesser of the fair market value of the common stock on
(i) the first day of the period or (ii) the last day of the period. No employee may purchase common stock under the plan valued at more than $25,000 in any calendar year.

     At December 31, 2000, 200,000 shares of common stock were available for issuance pursuant to the stock purchase plan. Under the plan, the Company has sold 22,180 shares, 24,945 shares and 25,369 shares to employees in 2000, 1999 and 1998, respectively, which had weighted average prices of $26.75, $19.73 and $18.72, respectively. In accordance with APB Opinion No. 25 and related interpretations, the Company has not recognized any compensation expense with respect to the plan.

     The weighted average fair value of the option to purchase stock during 2000, 1999 and 1998 was $8.87, $6.34 and $5.92, respectively. The fair value of each option granted under the stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998: no dividend yield for all years; expected volatility of 37.86%, 33.77% and 30.57%, respectively; risk-free interest rates of 5.73%, 4.78% and 5.01%, respectively; and an expected option life of six months for all years.

                          NEWFIELD EXPLORATION COMPANY

  Pro Forma Net Income and Net Income Per Common Share

     If the fair value based method of accounting in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied, the Company's net income and earnings per common share for 2000, 1999 and 1998 would have approximated the pro forma amounts below:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           2000          1999         1998
                                                        -----------   ----------   -----------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income (loss):
  As reported........................................    $132,349      $33,204      $(57,699)
  Pro forma..........................................     128,702       31,242       (59,275)
Basic earnings (loss) per common share --
  As reported........................................    $   3.13      $  0.81      $  (1.55)
  Pro forma..........................................        3.04         0.76         (1.59)
Diluted earnings (loss) per common share --
  As reported........................................    $   2.93      $  0.79      $  (1.55)
  Pro forma..........................................        2.85         0.74         (1.59)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

  Restricted Stock

     The Company has adopted four plans pursuant to which restricted shares of common stock may be granted.

     Under the Newfield Exploration Company 1995 Omnibus Stock Plan (the "1995 Omnibus Plan"), the Company may grant to employees (including an officer or a director who is also an employee) as restricted common stock all or a portion of 400,000 shares of common stock reserved under the 1995 Omnibus Plan. In 1999 and 1998 the Company issued 29,000 and 107,100 shares, respectively, of restricted common stock that fully vest after nine years. Vesting may, however, be accelerated if certain performance-based criteria are met.

     Under the Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan"), subject to a maximum of 50,000 shares, each non-employee director who is in office immediately after each annual meeting of stockholders of the Company shall, unless electing to not participate, receive a number of restricted shares determined by dividing $30,000 by the fair market value on the date of the annual meeting of stockholders, subject to the terms of the plan. The forfeiture restrictions with respect to all restricted shares granted since the last annual meeting of stockholders lapse on the day before the first annual meeting of stockholders following the date of issuance of such shares, provided that the holder remains a director until such time. The Company issued 5,250 shares to seven non-employee directors in 2000 pursuant the Non-Employee Director Plan. The Company issued 8,211 shares to seven non-employee directors in 1999 and 8,568 shares to seven non-employee directors in 1998 pursuant to a predecessor plan with terms substantially similar to the current plan.

     Under the Newfield Exploration Company 1998 Omnibus Stock Plan (the "1998 Omnibus Plan"), the Company may, subject to certain restrictions, grant to employees (including an officer or director who is also an employee) as restricted common stock all or a portion of 250,000 shares of common stock reserved under the 1998 Omnibus Plan. In 2000 the Company issued 91,006 shares of restricted stock that fully vest after nine years. Vesting may, however, be accelerated if certain performance-based criteria are met.

                          NEWFIELD EXPLORATION COMPANY

     Under the Newfield Exploration Company 2000 Omnibus Stock Plan (the "2000 Omnibus Plan"), the Company may, subject to certain restrictions, grant to employees (including an officer or director who is also an employee) as restricted common stock all or a portion of 200,000 shares of common stock reserved under the 2000 Omnibus Plan.

     In accordance with APB Opinion No. 25, the Company recognized unearned compensation for the fair value of the restricted common stock in the amount of $2.9 million for 2000, $1.0 million for 1999 and $2.7 million for 1998. This amount is charged to stockholders' equity and recognized as compensation expense over the applicable vesting period, in the amount of $1.8 million for 2000, $0.9 million for 1999 and $2.0 million for 1998. The weighted average price for 96,256 shares of restricted common stock issued in 2000 is $30.37. The weighted average price for 37,211 shares of restricted common stock issued in 1999 is $27.75. The weighted average price for 115,668 shares of restricted common stock issued in 1998 is $23.40.

9. EMPLOYEE BENEFIT PLANS:

     The Company sponsors a 401(k) Profit Sharing Plan (the "401(k) Plan") under
Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company other than employees of the Company's Australian subsidiaries. The Company matches $1.00 for each $1.00 of employee deferral, with the Company's contribution not to exceed 8% of an employee's salary, subject to limitations imposed by the Internal Revenue Service. The Company's contributions to the 401(k) Plan totaled $714,000, $605,000 and $546,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company also sponsors the Newfield Employee 1993 Incentive Compensation Plan (the "Incentive Plan"), which is a non-qualified plan funded by amounts equal to revenues that would be attributable to a 1% overriding royalty interest on acquired proved properties and a 2% overriding royalty interest from exploration properties. Such amounts are attributable to both the Company's interest and the interest of certain working interest owners in these properties. Amounts available for distribution under the Incentive Plan and attributable to the overriding royalty interests bearing against the Company are limited to 5% of the Company's adjusted net income as defined in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors with award amounts recommended by the Chief Executive Officer of the Company, based on the performance of the Company and the eligible employees during the performance period. All employees of the Company are eligible for awards if employed on both October 1 and December 31 of the performance period. Awards may have both a current and a deferred component of compensation. Eligible employees may elect for deferred amounts to be paid in common stock instead of cash. If the eligible employee elects for a deferred amount to be paid in common stock, the number of shares of common stock to be awarded is determined by using the fair market value of common stock on the date of the award. Total expense under the Incentive Plan for the years ended December 31, 2000, 1999 and 1998 were $12.8 million, $3.9 million and $1.9 million, respectively.

     During 1997, the Company implemented a highly compensated employee Deferred Compensation Plan (the "Deferred Plan"). This non-qualified plan allows an eligible employee to defer a portion of the employee's salary or bonus on an annual basis. The Company matches $1.00 for each $1.00 of employee deferral, with the Company's contribution not to exceed 8% of an employee's salary, subject to limitations imposed by the Deferred Plan. The Company's contribution is reduced by the amount of contribution made by the Company to the 401(k) Plan for each participant. The Company's contributions to the Deferred Plan totaled $29,000, $34,000 and $30,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

                          NEWFIELD EXPLORATION COMPANY

10. STOCKHOLDER RIGHTS PLAN:

     In 1999, the Company adopted a stockholder rights plan. The plan is designed to ensure that all stockholders of the Company receive fair and equal treatment in the event of a proposed takeover of the Company. It includes safeguards against partial or two-tiered tender offers, squeeze-out mergers and other abusive takeover tactics.

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

                          NEWFIELD EXPLORATION COMPANY

11. PROPERTY ACQUISITIONS:

     In February 2000, the Company acquired interests in three producing gas fields in South Texas for approximately $139 million in cash. The acquisition has been accounted for as a purchase and, accordingly, income and expenses from the properties have been included in the Company's statement of income from the date of purchase.

     The unaudited pro forma results of operations assuming that such acquisition occurred on January 1 of the respective periods are as follow (in thousands, except per share amounts):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Proforma:
  Revenue...................................................   $532,142     $317,333
  Income from operations....................................    223,771       72,846
  Net income................................................    133,379       34,220
  Basic earnings per common share...........................   $   3.15     $   0.83
  Diluted earnings per common share.........................   $   2.95     $   0.81

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or future results of operations.

     On July 15,1999, the Company completed the purchase of Gulf Australia Resources Limited for $23 million in cash. Included in the purchase price was a substantial amount of working capital, including an inventory of 479 MBbls of oil. The acquisition was accounted for as a purchase and included an interest in two producing oil fields in the Timor Sea, offshore Australia.

                          NEWFIELD EXPLORATION COMPANY

12. GEOGRAPHIC INFORMATION:

                                                                          OTHER
                                          UNITED STATES   AUSTRALIA   INTERNATIONAL    TOTAL
                                          -------------   ---------   -------------   --------
                                                               (IN THOUSANDS)
2000
----------------------------------------
Oil and gas revenues....................    $476,301       $50,341       $    --      $526,642
Operating expenses:
  Lease operating.......................      51,509        13,863            --        65,372
  Production and other taxes............       5,643         4,645            --        10,288
  Transportation........................       5,984            --            --         5,984
  Ceiling test writedown................          --            --           503           503
  Depreciation, depletion and
     amortization.......................     183,739         7,443            --       191,182
  Allocated income taxes................      80,299         8,537            --
                                            --------       -------       -------
          Net income (loss) from oil and
            gas operations..............    $149,127       $15,853       $  (503)
                                            ========       =======       =======
  General and administrative (inclusive
     of stock compensation)(1)..........                                                32,084
                                                                                      --------
          Total operating expenses......                                               299,429
                                                                                      --------
Income from operations..................                                               221,229
  Interest expense and dividends, net...                                               (16,540)
                                                                                      --------
Income before income taxes..............                                              $204,689
                                                                                      ========
Total long-lived assets.................    $806,457       $10,634       $16,244      $833,315
                                            ========       =======       =======      ========
Additions to long-lived assets..........    $358,936       $13,913       $ 6,317      $379,166
                                            ========       =======       =======      ========
1999
----------------------------------------
Oil and gas revenues....................    $265,603       $22,286       $    --      $287,889
Operating expenses:
  Lease operating.......................      38,562         6,999            --        45,561
  Production and other taxes............         699         1,516            --         2,215
  Transportation........................       5,922            --            --         5,922
  Depreciation, depletion and
     amortization.......................     149,350         3,294            --       152,644
  Allocated income taxes................      24,875         3,772            --
                                            --------       -------       -------
          Net income from oil and gas
            operations..................    $ 46,195       $ 6,705       $    --
                                            ========       =======       =======
  General and administrative (inclusive
     of stock compensation)(1)..........                                                16,404
                                                                                      --------
          Total operating expenses......                                               216,824
                                                                                      --------
Income from operations..................                                                65,143
  Interest expense and dividends, net...                                               (13,128)
                                                                                      --------
Income before income taxes..............                                              $ 52,015
                                                                                      ========
Total long-lived assets.................    $630,316       $ 4,096       $10,430      $644,842
                                            ========       =======       =======      ========
Additions to long-lived assets..........    $201,143       $ 7,390       $ 1,266      $209,799
                                            ========       =======       =======      ========

                          NEWFIELD EXPLORATION COMPANY

                                                                          OTHER
                                          UNITED STATES   AUSTRALIA   INTERNATIONAL    TOTAL
                                          -------------   ---------   -------------   --------
                                                               (IN THOUSANDS)
1998
----------------------------------------
Oil and gas revenues....................    $199,474       $    --       $    --      $199,474
Operating expenses:
  Lease operating.......................      35,345            --            --        35,345
  Production and other taxes............          --            --            --            --
  Transportation........................       3,789            --            --         3,789
  Depreciation, depletion and
     amortization.......................     123,147            --            --       123,147
  Ceiling test writedown................     104,955            --            --       104,955
  Allocated income taxes................     (23,717)           --            --
                                            --------       -------       -------
          Net loss from oil and gas
            operations..................    $(44,405)      $    --       $    --
                                            ========       =======       =======
  General and administrative (inclusive
     of stock compensation)(1)..........                                                12,070
                                                                                      --------
          Total operating expenses......                                               275,517
                                                                                      --------
Loss from operations....................                                               (79,832)
  Interest expense, net.................                                                (8,544)
                                                                                      --------
Loss before income taxes................                                              $(88,376)
                                                                                      ========
Total long-lived assets.................    $569,259       $    --       $ 9,164      $578,423
                                            ========       =======       =======      ========
Additions to long-lived assets..........    $309,260       $    --       $ 1,512      $310,772
                                            ========       =======       =======      ========

---------------

(1) General and administrative expense includes non-cash stock compensation charges of $3,047, $1,999 and $2,222 for 2000, 1999 and 1998, respectively.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cash payments:
  Interest and dividend payments (includes interest on
     the senior notes and dividends on the convertible
     trust preferred securities, net of interest
     capitalized of $5,353, $2,376 and $4,369 during
     2000, 1999 and 1998, respectively).................  $16,999   $11,598   $ 7,478
  Income tax payments...................................   14,015        --        --
Non-cash items excluded from the statement of cash
  flows:
  Increase (decrease) in accrued capital expenditures...  $26,712   $ 9,261   $(7,059)
  Other.................................................     (121)     (179)      (23)

                          NEWFIELD EXPLORATION COMPANY

14. SUBSEQUENT EVENTS:

     On January 23, 2001, the Company acquired all of the outstanding capital stock of Lariat Petroleum, Inc. ("Lariat") by merging Lariat with and into Newfield Exploration Mid-Continent Inc., a wholly owned subsidiary of the Company. The total consideration for the acquisition was approximately $333 million, inclusive of the assumption of debt and certain other obligations of Lariat. The transaction will be accounted for as a purchase.

     The consideration included 1.9 million shares of the Company's common stock. The Company financed the cash portion of the consideration under a new reserve-based revolving credit facility obtained on January 23, 2001 with The Chase Manhattan Bank, as Agent. The banks participating in the new facility have committed to lend the Company up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments, which is reduced by the aggregate outstanding principal amount of any senior notes issued by the Company ($125 million at January 31, 2001). The borrowing base will be redetermined at least semi-annually and, after reduction for then outstanding senior notes, was $385 million at January 31, 2001. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The new facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The new facility matures on January 23, 2004.

     On February 22, 2001 the Company placed $175 million of 7 5/8% Senior Notes due 2011. The offering was done under an existing shelf registration statement. Net proceeds from the sale of the senior notes were used to repay outstanding indebtedness under the Company's revolving credit facility. The notes were issued at 99.931% of par to yield 7.635%, with interest payable on each March 1 and September 1, commencing September 1, 2001.

                          NEWFIELD EXPLORATION COMPANY

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The results of operations by quarter for the years ended December 31, 2000 and 1999 are as follows:

                                                                  2000 QUARTER ENDED
                          --------------------------------------------------------------------------------------------------
                                 MARCH 31(1)                   JUNE 30(1)                SEPTEMBER 30(1)         DECEMBER 31
                          --------------------------   --------------------------   --------------------------   -----------
                          AS PREVIOUSLY                AS PREVIOUSLY                AS PREVIOUSLY
                            REPORTED       RESTATED      REPORTED       RESTATED      REPORTED       RESTATED
                          -------------   ----------   -------------   ----------   -------------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Oil and gas
  revenues(2)...........     $95,039       $97,822       $118,878       $114,704      $151,263       $150,431     $163,685
Income from
  operations............      30,348        30,984         49,004         45,209        70,177         68,986       76,050
Net income..............      17,123        15,183         29,561         27,056        44,338         43,552       46,558
Basic earnings per
  common share..........     $  0.41       $  0.36       $   0.70       $   0.64      $   1.04       $   1.02     $   1.09
Diluted earnings per
  common share..........     $  0.40       $  0.35       $   0.66       $   0.60      $   0.97       $   0.95     $   1.01

                                                       1999 QUARTER ENDED
                                   -----------------------------------------------------------
                                    MARCH 31      JUNE 30      SEPTEMBER 30     DECEMBER 31(3)
                                    --------      -------      ------------     --------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Oil and gas revenues(2)..........    $54,562      $61,688         $80,044          $91,595
Income from operations...........      3,236        9,886          22,699           29,322
Net income (loss)................       (170)       4,375          12,405           16,594
Basic earnings per common
  share..........................    $  0.00      $  0.11         $  0.30          $  0.40
Diluted earnings per common
  share..........................    $  0.00      $  0.10         $  0.29          $  0.39

---------------

(1) The first through third quarters of 2000 are restated to reflect the adoption of SAB No. 101, "Revenue Recognition in Financial Statements." The adoption of SAB No. 101 requires the Company to report crude oil inventory associated with its Australian operations at the lower of cost or market, which is a change from its historical policy of recording such inventory at market value on the balance sheet, net of estimated costs to sell.

(2) As a result of the adoption of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company has reclassified to operating expenses, for all periods presented, third party costs incurred to transport production to the Company's respective sales point, instead of as a reduction of the related revenues as previously reported. The effect of EITF No. 00-10 reduced previously reported oil and gas revenues by $1.5 million, $1.6 million and $1.6 million for the quarters ended March 31, June 30 and September 30, 2000, respectively and by $1.7 million, $1.5 million, $1.4 million and $1.3 million for the quarters ended March 31, June 30, September 30 and December 31, 1999, respectively. The reclassification had no effect on previously reported net income.

(3) Prior period financial statements have not been restated to apply SAB No.
    101. However, the pro forma effect of retroactively applying SAB No. 101 to the fourth quarter of 1999 would have reduced net income by $0.2 million, or $0.01 per diluted share.

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
               SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED

     See Note 12 to the consolidated financial statements for disclosure of the Company's results of operations from oil and gas producing activities. Costs incurred for oil and gas property acquisition, exploration and development activities for each of the three years in the period ended December 31, 2000 are as follows:

                                             UNITED                          OTHER
                                             STATES    AUSTRALIA   CHINA    FOREIGN    TOTAL
                                            --------   ---------   ------   -------   --------
                                                              (IN THOUSANDS)
2000
------------------------------------------
Property acquisition:
  Unproved................................  $ 23,621    $    --    $  375   $  153    $ 24,149
  Proved..................................   115,567       (295)       --       --     115,272
Exploration...............................    91,177      3,760     5,286       --     100,223
Development...............................   128,571     10,448        --       --     139,019
                                            --------    -------    ------   ------    --------
          Total costs incurred............  $358,936    $13,913    $5,661   $  153    $378,663
                                            ========    =======    ======   ======    ========
1999
------------------------------------------
Property acquisition:
  Unproved................................  $  5,849    $    --    $   --   $   --    $  5,849
  Proved..................................    77,673      2,490        --       --      80,163
Exploration...............................    46,343      3,852       641      625      51,461
Development...............................    71,278      1,048        --       --      72,326
                                            --------    -------    ------   ------    --------
          Total costs incurred............  $201,143    $ 7,390    $  641   $  625    $209,799
                                            ========    =======    ======   ======    ========
1998
------------------------------------------
Property acquisition:
  Unproved................................  $  3,400    $    --    $   --   $   --    $  3,400
  Proved..................................    86,219         --        --       --      86,219
Exploration...............................    63,802         --       510    1,002      65,314
Development...............................   155,839         --        --       --     155,839
                                            --------    -------    ------   ------    --------
          Total costs incurred............  $309,260    $    --    $  510   $1,002    $310,772
                                            ========    =======    ======   ======    ========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     Capitalized costs for oil and gas producing activities consist of the following at the end of each of the three years in the period ended December 31, 2000:

                                                 UNITED                            OTHER
                                                 STATES     AUSTRALIA    CHINA    FOREIGN     TOTAL
                                               ----------   ---------   -------   -------   ----------
                                                                   (IN THOUSANDS)
2000
---------------------------------------------
Proved properties............................  $1,474,925   $ 21,304    $    --   $   --    $1,496,229
Unproved properties..........................      77,085         --     14,236    2,008        93,329
                                               ----------   --------    -------   ------    ----------
                                                1,552,010     21,304     14,236    2,008     1,589,558
Accumulated depreciation, depletion and
  amortization...............................    (745,573)   (10,670)        --       --      (756,243)
                                               ----------   --------    -------   ------    ----------
Net capitalized cost.........................  $  806,437   $ 10,634    $14,236   $2,008    $  833,315
                                               ==========   ========    =======   ======    ==========
1999
---------------------------------------------
Proved properties............................  $1,135,225   $  3,538    $    --   $   --    $1,138,763
Unproved properties..........................      57,850      3,852      8,575    1,855        72,132
                                               ----------   --------    -------   ------    ----------
                                                1,193,075      7,390      8,575    1,855     1,210,895
Accumulated depreciation, depletion and
  amortization...............................    (562,759)    (3,294)        --       --      (566,053)
                                               ----------   --------    -------   ------    ----------
Net capitalized cost.........................  $  630,316   $  4,096    $ 8,575   $1,855    $  644,842
                                               ==========   ========    =======   ======    ==========
1998
---------------------------------------------
Proved properties............................  $  960,127   $     --    $    --   $   --    $  960,127
Unproved properties..........................      23,338         --      7,934    1,230        32,502
                                               ----------   --------    -------   ------    ----------
                                                  983,465         --      7,934    1,230       992,629
Accumulated depreciation, depletion and
  amortization...............................    (414,206)        --         --       --      (414,206)
                                               ----------   --------    -------   ------    ----------
Net capitalized cost.........................  $  569,259   $     --    $ 7,934   $1,230    $  578,423
                                               ==========   ========    =======   ======    ==========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reported reserve estimates represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES

     The following table sets forth the Company's net proved reserves (at 14.73 pounds per square inch absolute), including the changes therein, and proved developed reserves at the end of each of the three years in the period ended December 31, 2000, as estimated by the Company's petroleum engineering staff:

                             OIL, CONDENSATE AND
                             NATURAL GAS LIQUIDS
                                   (MBBLS)                   NATURAL GAS (MMCF)                   TOTAL (BCFE)
                         ---------------------------   -------------------------------   -------------------------------
                          U.S.    AUSTRALIA   TOTAL      U.S.     AUSTRALIA    TOTAL       U.S.     AUSTRALIA    TOTAL
                         ------   ---------   ------   --------   ---------   --------   --------   ---------   --------
Proved developed and
  undeveloped reserves:
DECEMBER 31, 1997......  16,307        --     16,307    337,481      --        337,481    435,323        --      435,323
Revisions of previous
  estimates............    (246)       --       (246)     1,981      --          1,981        505        --          505
Extensions, discoveries
  and other
  additions............   1,635        --      1,635     83,777      --         83,777     93,589        --       93,589
Purchases of
  properties...........   1,118        --      1,118     65,672      --         65,672     72,381        --       72,381
Sales of properties....      --        --         --         --      --             --         --        --           --
Production.............  (3,643)       --     (3,643)   (66,634)     --        (66,634)   (88,494)       --      (88,494)
                         ------    ------     ------   --------      --       --------   --------    ------     --------
DECEMBER 31, 1998......  15,171        --     15,171    422,277      --        422,277    513,304        --      513,304
Revisions of previous
  estimates............     499        --        499     (4,359)     --         (4,359)    (1,365)       --       (1,365)
Extensions, discoveries
  and other
  additions............   1,600        --      1,600     52,210      --         52,210     61,808        --       61,808
Purchases of
  properties...........   6,780     7,000     13,780     60,517      --         60,517    101,195    42,000      143,195
Sales of properties....    (926)       --       (926)    (3,112)     --         (3,112)    (8,668)       --       (8,668)
Production.............  (3,487)     (867)    (4,354)   (87,360)     --        (87,360)  (108,282)   (5,202)    (113,484)
                         ------    ------     ------   --------      --       --------   --------    ------     --------
DECEMBER 31, 1999......  19,637     6,133     25,770    440,173      --        440,173    557,992    36,798      594,790
Revisions of previous
  estimates............   1,264       866      2,130     (4,531)     --         (4,531)     3,054     5,196        8,250
Extensions, discoveries
  and other
  additions............   4,501        --      4,501     91,096      --         91,096    118,103        --      118,103
Purchases of
  properties...........   1,487        --      1,487     99,531      --         99,531    108,454        --      108,454
Sales of properties....    (248)       --       (248)    (1,100)     --         (1,100)    (2,588)       --       (2,588)
Production.............  (4,090)   (1,616)    (5,706)  (105,446)     --       (105,446)  (129,986)   (9,696)    (139,682)
                         ------    ------     ------   --------      --       --------   --------    ------     --------
DECEMBER 31, 2000......  22,551     5,383     27,934    519,723      --        519,723    655,029    32,298      687,327
                         ======    ======     ======   ========      ==       ========   ========    ======     ========
Proved developed
  reserves:
  December 31, 1997....  15,712        --     15,712    252,018      --        252,018    346,290        --      346,290
  December 31, 1998....  14,648        --     14,648    388,040      --        388,040    475,927        --      475,927
  December 31, 1999....  17,123     6,133     23,256    376,820      --        376,820    479,558    36,798      516,356
  December 31, 2000....  18,657     5,383     24,040    416,368      --        416,368    528,310    32,298      560,608

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following information has been developed utilizing procedures prescribed by SFAS No. 69 "Disclosures about Oil and Gas Producing Activities" and based on natural gas and crude oil reserve and production volumes estimated by the Company's petroleum engineering staff. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

     Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows, for each year reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate is required by SFAS 69.

     Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                       U.S.      AUSTRALIA     TOTAL
                                                    ----------   ---------   ----------
                                                              (IN THOUSANDS)
2000
--------------------------------------------------
Future cash inflows...............................  $5,709,166   $135,192    $5,844,358
Less related future:
  Production costs................................    (426,987)   (89,326)     (516,313)
  Development and abandonment costs...............    (244,139)   (16,320)     (260,459)
                                                    ----------   --------    ----------
Future net cash flows before income taxes.........   5,038,040     29,546     5,067,586
Future income tax expense.........................  (1,564,431)    (8,864)   (1,573,295)
                                                    ----------   --------    ----------
Standardized measure of future net cash flows
  before discount.................................   3,473,609     20,682     3,494,291
10% annual discount for estimating timing of cash
  flows...........................................    (820,256)    (3,777)     (824,033)
                                                    ----------   --------    ----------
Standardized measure of discounted future net cash
  flows...........................................  $2,653,353   $ 16,905    $2,670,258
                                                    ==========   ========    ==========
1999
--------------------------------------------------
Future cash inflows...............................  $1,552,273   $156,247    $1,708,520
Less related future:
  Production costs................................    (239,010)   (95,252)     (334,262)
  Development and abandonment costs...............    (205,402)   (31,324)     (236,726)
                                                    ----------   --------    ----------
Future net cash flows before income taxes.........   1,107,861     29,671     1,137,532
Future income tax expense.........................    (214,365)    (9,871)     (224,236)
                                                    ----------   --------    ----------
Standardized measure of future net cash flows
  before discount.................................     893,496     19,800       913,296
10% annual discount for estimating timing of cash
  flows...........................................    (180,431)      (346)     (180,777)
                                                    ----------   --------    ----------
Standardized measure of discounted future net cash
  flows...........................................  $  713,065   $ 19,454    $  732,519
                                                    ==========   ========    ==========
1998
--------------------------------------------------
Future cash inflows...............................  $1,047,290   $     --    $1,047,290
Less related future:
  Production costs................................    (203,717)        --      (203,717)
  Development and abandonment costs...............    (162,005)        --      (162,005)
                                                    ----------   --------    ----------
Future net cash flows before income taxes.........     681,568         --       681,568
Future income tax expense.........................    (122,304)        --      (122,304)
                                                    ----------   --------    ----------
Standardized measure of future net cash flows
  before discount.................................     559,264         --       559,264
10% annual discount for estimating timing of cash
  flows...........................................    (108,108)        --      (108,108)
                                                    ----------   --------    ----------
Standardized measure of discounted future net cash
  flows...........................................  $  451,156   $     --    $  451,156
                                                    ==========   ========    ==========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                              U.S.       AUSTRALIA      TOTAL
                                                           -----------   ---------   -----------
                                                                      (IN THOUSANDS)
2000
---------------------------------------------------------
Beginning of the period..................................  $   713,065    $19,454    $   732,519
Revisions of previous estimates:
  Changes in prices and costs............................    1,866,958     (5,791)     1,861,167
  Changes in quantities..................................       18,849      6,680         25,529
  Changes in future development costs....................           --     15,004         15,004
Development costs incurred during the period.............       69,232      3,260         72,492
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related
  costs..................................................      611,719         --        611,719
Purchases of reserves in place...........................      524,675         --        524,675
Accretion of discount....................................       88,414      2,915         91,329
Sales of oil and gas, net of production costs............     (413,165)   (28,193)      (441,358)
Net change in income taxes...............................   (1,023,931)       834     (1,023,097)
Production timing and other..............................      197,537      2,742        200,279
                                                           -----------    -------    -----------
Net increase (decrease)..................................    1,940,288     (2,549)     1,937,739
                                                           -----------    -------    -----------
End of the period........................................  $ 2,653,353    $16,905    $ 2,670,258
                                                           ===========    =======    ===========
1999
---------------------------------------------------------
Beginning of the period..................................  $   451,156    $    --    $   451,156
Revisions of previous estimates:
  Changes in prices and costs............................      229,539         --        229,539
  Changes in quantities..................................       (2,553)        --         (2,553)
  Changes in future development costs....................       (4,069)        --         (4,069)
Development costs incurred during the period.............       21,658         --         21,658
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related
  costs..................................................      100,907         --        100,907
Purchases of reserves in place...........................      145,515     33,225        178,740
Accretion of discount....................................       54,982         --         54,982
Sales of oil and gas, net of production costs............     (220,420)   (13,771)      (234,191)
Net change in income taxes...............................      (72,414)        --        (72,414)
Production timing and other..............................        8,764         --          8,764
                                                           -----------    -------    -----------
Net increase.............................................      261,909     19,454        281,363
                                                           -----------    -------    -----------
End of the period........................................  $   713,065    $19,454    $   732,519
                                                           ===========    =======    ===========
1998
---------------------------------------------------------
Beginning of the period..................................  $   502,948    $    --    $   502,948
Revisions of previous estimates:
  Changes in prices and costs............................     (226,749)        --       (226,749)
  Changes in quantities..................................          662         --            662
  Changes in future development costs....................        5,401         --          5,401
Development costs incurred during the period.............       55,153         --         55,153
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related
  costs..................................................      117,837         --        117,837
Purchases of reserves in place...........................       48,889         --         48,889
Accretion of discount....................................       65,467         --         65,467
Sales of oil and gas, net of production costs............     (160,340)        --       (160,340)
Net change in income taxes...............................       53,059         --         53,059
Production timing and other..............................      (11,171)        --        (11,171)
                                                           -----------    -------    -----------
Net decrease.............................................      (51,792)        --        (51,792)
                                                           -----------    -------    -----------
End of the period........................................  $   451,156    $    --    $   451,156
                                                           ===========    =======    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     For information concerning Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Related Transactions, please see our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2001 which has been filed with the SEC and is incorporated herein by reference, and "Part I -- ITEM 4A. EXECUTIVE OFFICERS."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS

          The following financial statements and the report of our management and independent accountants thereon are included in this report:

        Management Report on Financial Statements

        Report of Independent Accountants

        Consolidated Balance Sheet as of the fiscal years ended December 31, 2000 and 1999

        Consolidated Statement of Income for each of the three years in the period ended December 31, 2000

        Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 2000

        Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2000

          Notes to the Consolidated Financial Statements

          Supplementary Oil and Gas Disclosures

          2. FINANCIAL STATEMENT SCHEDULES

             Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to the financial statements.

          3. EXHIBITS

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
          3.1            -- Second Restated Certificate of Incorporation of Newfield
                            (incorporated by reference to Exhibit 3.1 to Newfield's
                            Annual Report on Form 10-K for the year ended December
                            31, 1999 (File No. 1-12534))
          3.2            -- Certificate of Amendment to Second Restated Certificate
                            of Incorporation of Newfield dated May 15, 1997
                            (incorporated by reference to Exhibit 3.1.1 to the
                            Company's Registration Statement on Form S-3
                            (Registration No. 333-32582))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
          3.3            -- Restated Bylaws of Newfield as amended by Amendment No. 1 thereto adopted January 31, 2000 (incorporated by
                            reference to Exhibit 3.3 to Newfield's Annual Report on
                            Form 10-K for the year ended December 31, 1999 (File No.
                            1-12534))
          3.4            -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock, par value $0.01 per share,
                            setting forth the terms of the Series A Junior
                            Participating Preferred Stock, par value $0.01 per share
                            (incorporated by reference to Exhibit 3.5 to Newfield's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998 (File No. 1-12534))
          4.1            -- Rights Agreement, dated as of February 12, 1999, between
                            Newfield and ChaseMellon Shareholder Services L.L.C., as
                            Rights Agent, specifying the terms of the Rights to
                            Purchase Series A Junior Participating Preferred Stock,
                            par value $0.01 per share, of Newfield (incorporated by
                            reference to Exhibit 1 to Newfield's Registration
                            Statement on Form 8-A filed with the Securities and
                            Exchange Commission on February 18, 1999 (File No.
                            1-12534))
          4.2            -- Indenture dated as of October 15, 1997 among Newfield, as issuer, and First Union National Bank, as trustee
                            (incorporated by reference to Exhibit 4.3 to Newfield's
                            Registration Statement on Form S-4 (Registration No.
                            333-39563))
          4.3            -- Amended and Restated Trust Agreement of Newfield
                            Financial Trust I, dated as of August 13, 1999
                            (incorporated by reference to Exhibit 4.1 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on August 13, 1999 (File No.
                            1-12534))
          4.4            -- Form of Preferred Security of Newfield Financial Trust I
                            (incorporated by reference to Exhibit 4.2 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on August 13, 1999 (File No.
                            1-12534))
          4.5            -- Junior Subordinated Convertible Indenture, dated as of
                            August 13, 1999, between Newfield and First Union
                            National Bank, as Trustee (incorporated by reference to
                            Exhibit 4.3 of Newfield's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            August 13, 1999 (File No. 1-12534))
          4.6            -- Form of 6 1/2% Junior Subordinated Convertible Debenture,
                            Series A due 2029 (incorporated by reference to Exhibit
                            4.4 of Newfield's Current Report on Form 8-K filed with
                            the Securities and Exchange Commission on August 13, 1999
                            (File No. 1-12534))
          4.7            -- Guarantee Agreement, dated as of August 13, 1999,
                            relating to Newfield Financial Trust I (incorporated by
                            reference to Exhibit 4.5 of Newfield's Current Report on
                            Form 8-K filed with the Securities and Exchange
                            Commission on August 13, 1999 (File No. 1-12534))
          4.8            -- Senior Indenture dated as of February 28, 2001 between
                            Newfield and First Union National Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on February 28, 2001 (File No.
                            1-12534))
        +10.1            -- Newfield Exploration Company 1989 Stock Option Plan
                            (incorporated by reference to Exhibit 10.1 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.2            -- Newfield Exploration Company 1990 Stock Option Plan
                            (incorporated by reference to Exhibit 10.2 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
        +10.3            -- Newfield Exploration Company 1991 Stock Option Plan
                            (incorporated by reference to Exhibit 10.3 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.4            -- Newfield Exploration Company 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.4 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.5            -- Newfield Employee 1993 Incentive Compensation Plan
                            (incorporated by reference to Exhibit 10.5 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.6            -- Newfield Exploration Company 1995 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 4.1 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            33-92182))
        +10.7            -- Newfield Exploration Company 1995 Non-Employee Director
                            Restricted Stock Plan (Restated) (incorporated by
                            reference to Exhibit 10.10 to Newfield's Registration
                            Statement on Form S-3 (Registration No. 333-32587))
        +10.8            -- Newfield Exploration Company Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.11 to Newfield's
                            Registration Statement on Form S-3 (Registration No.
                            333-32587))
        +10.9            -- Asset Purchase Agreement among Newfield Offshore Inc.,
                            Huffco and Huffco Turkey, Inc. dated as of May 12, 1997
                            (without exhibits and schedules) (incorporated by
                            reference to Exhibit 10.14 to Newfield's Registration
                            Statement on Form S-3 (Registration No. 333-32587))
        +10.10           -- Resolution of Members Establishing the Preferences,
                            Limitations and Relative Rights of Series "A" Preferred
                            Shares of Huffco China, LDC dated May 14, 1997
                            (incorporated by reference to Exhibit 10.15 to Newfield's
                            Registration Statement on Form S-3 (Registration No.
                            333-32587))
        +10.11           -- Guaranty Agreement among Newfield, Newfield Offshore
                            Inc., Huffco and Huffco Turkey, Inc. dated as of May 15,
                            1997 (incorporated by reference to Exhibit 10.16 to
                            Newfield's Registration Statement on Form S-3
                            (Registration No. 333-32587))
        +10.12           -- Newfield Exploration Company 1998 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 4.1.1 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            333-59383))
        +10.13           -- Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                            (incorporated by reference to Exhibit 4.1.2 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            333-59383))
        +10.14           -- Newfield Exploration Company 2000 Non-Employee Director
                            Restricted Stock Plan (incorporated by reference to
                            Exhibit 10.18 to Newfield's Annual Report on Form 10-K
                            for the year ended December 31, 1999 (File No. 1-12534))
        +10.15           -- Newfield Exploration Company 2001 Employee Stock Purchase
                            Plan (incorporated by reference to Exhibit 10.19 to
                            Newfield's Annual Report on Form 10-K for the year ended
                            December 31, 1999 (File No. 1-12534))
        +10.16           -- Newfield Exploration Company 2000 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 10.20 to Newfield's
                            Annual Report on Form 10-K for the year ended December
                            31, 1999 (File No. 1-12534))
        +10.17           -- Employment Agreement between Newfield and Joe B. Foster dated January 31, 2000 (incorporated by reference to
                            Exhibit 10 to Newfield's Quarterly Report on Form 10-Q
                            for the quarterly period ended June 30, 2000 (File No.
                            1-12534))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
        +10.18           -- Amended and Restated Agreement and Plan of Merger, dated as of January 19, 2001, by and among Newfield, Newfield
                            Exploration Mid-Continent Inc., Lariat Petroleum, Inc.
                            ("Lariat") and the former stockholders of Lariat
                            (incorporated by reference to Exhibit 10.1 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on February 7, 2001 (File No.
                            1-12534))
        +10.19           -- Registration Rights Agreement, dated as of January 23,
                            2001, by and among Newfield and certain of the former
                            stockholders of Lariat (incorporated by reference to
                            Exhibit 10.3 of Newfield's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            February 7, 2001 (File No. 1-12534))
        +10.20           -- Employment Agreement, dated April 1, 1997, by and between
                            Lariat and Raymond A. Foutch (the "Foutch Employment
                            Agreement") (incorporated by reference to Exhibit 10.4.1
                            of Newfield's Current Report on Form 8-K filed with the
                            Securities and Exchange Commission on February 7, 2001
                            (File No. 1-12534))
        +10.21           -- Letter Agreement, dated December 28, 2000, amending the
                            Foutch Employment Agreement (incorporated by reference to
                            Exhibit 10.4.2 of Newfield's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            February 7, 2001 (File No. 1-12534))
         10.22           -- Credit Agreement, dated as of January 23, 2001, among
                            Newfield, The Chase Manhattan Bank, as Agent, and the
                            banks signatory thereto (the "Credit Agreement")
                            (incorporated by reference to Exhibit 10.2.1 of
                            Newfield's Current Report on Form 8-K filed with the
                            Securities and Exchange Commission on February 7, 2001
                            (File No. 1-12534))
         10.23           -- First Amendment Agreement, dated as of January 31, 2001, amending the Credit Agreement (incorporated by reference
                            to Exhibit 10.2.2 of Newfield's Current Report on Form
                            8-K filed with the Securities and Exchange Commission on
                            February 7, 2001 (File No. 1-12534))
        *21.1            -- List of Significant Subsidiaries
        *23.1            -- Consent of PricewaterhouseCoopers LLP

---------------

* Filed herewith.

+ Identifies management contracts and compensatory plans or arrangements.

     (B) REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2001.

                                            NEWFIELD EXPLORATION COMPANY

                                            By:        /s/  DAVID A. TRICE
                                              ----------------------------------
                                                        David A. Trice
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 17th day of March, 2001.

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

                 /s/ RONALD P. LEGE                    Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Ronald P. Lege

                  /s/ JOE B. FOSTER                    Director
-----------------------------------------------------
                    Joe B. Foster

                /s/ ROBERT W. WALDRUP                  Director
-----------------------------------------------------
                  Robert W. Waldrup

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

             /s/ CHARLES W. DUNCAN, JR.                Director
-----------------------------------------------------
               Charles W. Duncan, Jr.

                 /s/ DENNIS HENDRIX                    Director
-----------------------------------------------------
                   Dennis Hendrix

                /s/ TERRY HUFFINGTON                   Director
-----------------------------------------------------
                  Terry Huffington

                /s/ HOWARD H. NEWMAN                   Director
-----------------------------------------------------
                  Howard H. Newman

                 /s/ THOMAS G. RICKS                   Director
-----------------------------------------------------
                   Thomas G. Ricks

                  /s/ C. E. SHULTZ                     Director
-----------------------------------------------------
                    C. E. Shultz

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
          3.1            -- Second Restated Certificate of Incorporation of Newfield
                            (incorporated by reference to Exhibit 3.1 to Newfield's
                            Annual Report on Form 10-K for the year ended December
                            31, 1999 (File No. 1-12534))
          3.2            -- Certificate of Amendment to Second Restated Certificate
                            of Incorporation of Newfield dated May 15, 1997
                            (incorporated by reference to Exhibit 3.1.1 to the
                            Company's Registration Statement on Form S-3
                            (Registration No. 333-32582))
          3.3            -- Restated Bylaws of Newfield as amended by Amendment No. 1 thereto adopted January 31, 2000 (incorporated by
                            reference to Exhibit 3.3 to Newfield's Annual Report on
                            Form 10-K for the year ended December 31, 1999 (File No.
                            1-12534))
          3.4            -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock, par value $0.01 per share,
                            setting forth the terms of the Series A Junior
                            Participating Preferred Stock, par value $0.01 per share
                            (incorporated by reference to Exhibit 3.5 to Newfield's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998 (File No. 1-12534))
          4.1            -- Rights Agreement, dated as of February 12, 1999, between
                            Newfield and ChaseMellon Shareholder Services L.L.C., as
                            Rights Agent, specifying the terms of the Rights to
                            Purchase Series A Junior Participating Preferred Stock,
                            par value $0.01 per share, of Newfield (incorporated by
                            reference to Exhibit 1 to Newfield's Registration
                            Statement on Form 8-A filed with the Securities and
                            Exchange Commission on February 18, 1999 (File No.
                            1-12534))
          4.2            -- Indenture dated as of October 15, 1997 among Newfield, as issuer, and First Union National Bank, as trustee
                            (incorporated by reference to Exhibit 4.3 to Newfield's
                            Registration Statement on Form S-4 (Registration No.
                            333-39563))
          4.3            -- Amended and Restated Trust Agreement of Newfield
                            Financial Trust I, dated as of August 13, 1999
                            (incorporated by reference to Exhibit 4.1 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on August 13, 1999 (File No.
                            1-12534))
          4.4            -- Form of Preferred Security of Newfield Financial Trust I
                            (incorporated by reference to Exhibit 4.2 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on August 13, 1999 (File No.
                            1-12534))
          4.5            -- Junior Subordinated Convertible Indenture, dated as of
                            August 13, 1999, between Newfield and First Union
                            National Bank, as Trustee (incorporated by reference to
                            Exhibit 4.3 of Newfield's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            August 13, 1999 (File No. 1-12534))
          4.6            -- Form of 6 1/2% Junior Subordinated Convertible Debenture,
                            Series A due 2029 (incorporated by reference to Exhibit
                            4.4 of Newfield's Current Report on Form 8-K filed with
                            the Securities and Exchange Commission on August 13, 1999
                            (File No. 1-12534))
          4.7            -- Guarantee Agreement, dated as of August 13, 1999,
                            relating to Newfield Financial Trust I (incorporated by
                            reference to Exhibit 4.5 of Newfield's Current Report on
                            Form 8-K filed with the Securities and Exchange
                            Commission on August 13, 1999 (File No. 1-12534))
          4.8            -- Senior Indenture dated as of February 28, 2001 between
                            Newfield and First Union National Bank, as Trustee
                            (incorporated by reference to Exhibit 4.1 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on February 28, 2001 (File No.
                            1-12534))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
        +10.1            -- Newfield Exploration Company 1989 Stock Option Plan
                            (incorporated by reference to Exhibit 10.1 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.2            -- Newfield Exploration Company 1990 Stock Option Plan
                            (incorporated by reference to Exhibit 10.2 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.3            -- Newfield Exploration Company 1991 Stock Option Plan
                            (incorporated by reference to Exhibit 10.3 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.4            -- Newfield Exploration Company 1993 Stock Option Plan
                            (incorporated by reference to Exhibit 10.4 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.5            -- Newfield Employee 1993 Incentive Compensation Plan
                            (incorporated by reference to Exhibit 10.5 to Newfield's
                            Registration Statement on Form S-1 (Registration No.
                            33-69540))
        +10.6            -- Newfield Exploration Company 1995 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 4.1 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            33-92182))
        +10.7            -- Newfield Exploration Company 1995 Non-Employee Director
                            Restricted Stock Plan (Restated) (incorporated by
                            reference to Exhibit 10.10 to Newfield's Registration
                            Statement on Form S-3 (Registration No. 333-32587))
        +10.8            -- Newfield Exploration Company Deferred Compensation Plan
                            (incorporated by reference to Exhibit 10.11 to Newfield's
                            Registration Statement on Form S-3 (Registration No.
                            333-32587))
        +10.9            -- Asset Purchase Agreement among Newfield Offshore Inc.,
                            Huffco and Huffco Turkey, Inc. dated as of May 12, 1997
                            (without exhibits and schedules) (incorporated by
                            reference to Exhibit 10.14 to Newfield's Registration
                            Statement on Form S-3 (Registration No. 333-32587))
        +10.10           -- Resolution of Members Establishing the Preferences,
                            Limitations and Relative Rights of Series "A" Preferred
                            Shares of Huffco China, LDC dated May 14, 1997
                            (incorporated by reference to Exhibit 10.15 to Newfield's
                            Registration Statement on Form S-3 (Registration No.
                            333-32587))
        +10.11           -- Guaranty Agreement among Newfield, Newfield Offshore
                            Inc., Huffco and Huffco Turkey, Inc. dated as of May 15,
                            1997 (incorporated by reference to Exhibit 10.16 to
                            Newfield's Registration Statement on Form S-3
                            (Registration No. 333-32587))
        +10.12           -- Newfield Exploration Company 1998 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 4.1.1 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            333-59383))
        +10.13           -- Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                            (incorporated by reference to Exhibit 4.1.2 to Newfield's
                            Registration Statement on Form S-8 (Registration No.
                            333-59383))
        +10.14           -- Newfield Exploration Company 2000 Non-Employee Director
                            Restricted Stock Plan (incorporated by reference to
                            Exhibit 10.18 Annual Report on Form 10-K for the year
                            ended December 31, 1999 (File No. 1-12534))
        +10.15           -- Newfield Exploration Company 2001 Employee Stock Purchase
                            Plan (incorporated by reference to Exhibit 10.19 to
                            Newfield's Annual Report on Form 10-K for the year ended
                            December 31, 1999 (File No. 1-12534))

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
        +10.16           -- Newfield Exploration Company 2000 Omnibus Stock Plan
                            (incorporated by reference to Exhibit 10.20 to Newfield's
                            Annual Report on Form 10-K for the year ended December
                            31, 1999 (File No. 1-12534))
        +10.17           -- Employment Agreement between Newfield and Joe B. Foster dated January 31, 2000 (incorporated by reference to
                            Exhibit 10 to Newfield's Quarterly Report on Form 10-Q
                            for the quarterly period ended June 30, 2000 (File No.
                            1-12534))
        +10.18           -- Amended and Restated Agreement and Plan of Merger, dated as of January 19, 2001, by and among Newfield, Newfield
                            Exploration Mid-Continent Inc., Lariat Petroleum, Inc.
                            ("Lariat") and the former stockholders of Lariat
                            (incorporated by reference to Exhibit 10.1 of Newfield's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission on February 7, 2001 (File No.
                            1-12534))
        +10.19           -- Registration Rights Agreement, dated as of January 23,
                            2001, by and among Newfield and certain of the former
                            stockholders of Lariat (incorporated by reference to
                            Exhibit 10.3 of Newfield's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            February 7, 2001 (File No. 1-12534))
        +10.20           -- Employment Agreement, dated April 1, 1997, by and between
                            Lariat and Raymond A. Foutch (the "Foutch Employment
                            Agreement") (incorporated by reference to Exhibit 10.4.1
                            of Newfield's Current Report on Form 8-K filed with the
                            Securities and Exchange Commission on February 7, 2001
                            (File No. 1-12534))
        +10.21           -- Letter Agreement, dated December 28, 2000, amending the
                            Foutch Employment Agreement (incorporated by reference to
                            Exhibit 10.4.2 of Newfield's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            February 7, 2001 (File No. 1-12534))
         10.22           -- Credit Agreement, dated as of January 23, 2001, among
                            Newfield, The Chase Manhattan Bank, as Agent, and the
                            banks signatory thereto (the "Credit Agreement")
                            (incorporated by reference to Exhibit 10.2.1 of
                            Newfield's Current Report on Form 8-K filed with the
                            Securities and Exchange Commission on February 7, 2001
                            (File No. 1-12534))
         10.23           -- First Amendment Agreement, dated as of January 31, 2001, amending the Credit Agreement (incorporated by reference
                            to Exhibit 10.2.2 of Newfield's Current Report on Form
                            8-K filed with the Securities and Exchange Commission on
                            February 7, 2001 (File No. 1-12534))
        *21.1            -- List of Significant Subsidiaries
        *23.1            -- Consent of PricewaterhouseCoopers LLP

---------------

* Filed herewith.

+ Identifies management contracts and compensatory plans or arrangements.