Form 10-Q
period 2001-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2001-05-15
CIK 912750

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

                               Yes [X]  No [ ]

     As of May 14, 2001, there were 44,670,147 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

==============================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.  Financial Statements:
           Consolidated Balance Sheet as of March 31, 2001
              and December 31, 2000 ......................................    1

           Consolidated Statement of Income for the three months
              ended March 31, 2001 and 2000 ..............................    2

           Consolidated Statement of Cash Flows for the
              three months ended March 31, 2001 and 2000 .................    3

           Consolidated Statement of Stockholders' Equity
              for the three months ended March 31, 2001 ..................    4

           Notes to Consolidated Financial Statements ....................    5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................   14


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K ................................   23


                            NEWFIELD EXPLORATION COMPANY
                             CONSOLIDATED BALANCE SHEET
                     (In thousands of dollars, except share data)
                                      (Unaudited)

                                                        March 31,      December 31,
                                                          2001             2000
                                                       -----------     ------------
                       ASSETS
Current assets:
  Cash and cash equivalents ......................     $    63,606      $    18,451
  Accounts receivable-oil and gas ................         122,097          147,643
  Inventories ....................................           9,366            7,164
  Commodity derivatives ..........................          13,121               --
  Other current assets ...........................           4,208            5,891
                                                       -----------      -----------
    Total current assets .........................         212,398          179,149
                                                       -----------      -----------
Oil and gas properties (full cost method, of which
  $141,585 at March 31, 2001 and $106,783 at
  December 31, 2000 were excluded from
  amortization)  .................................       2,126,922        1,589,558
Less-accumulated depreciation, depletion and
  amortization ...................................        (816,957)        (756,243)
                                                       -----------      -----------
                                                         1,309,965          833,315
                                                       -----------      -----------
Furniture, fixtures and equipment, net ...........           6,049            4,028
Commodity derivatives ............................           6,012               --
Other assets .....................................          10,745            6,758
                                                       -----------      -----------
    Total assets .................................     $ 1,545,169      $ 1,023,250
                                                       ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................     $    13,565      $    10,209
  Other accrued liabilities ......................         168,992          128,190
  Advances from joint owners .....................           4,842            2,661
  Commodity derivatives ..........................          43,571               --
                                                       -----------      -----------
    Total current liabilities ....................         230,970          141,060
                                                       -----------      -----------
Other liabilities ................................          13,040            6,030
Commodity derivatives ............................          14,880               --
Long-term debt ...................................         349,599          133,711
Deferred taxes ...................................         173,456           79,244
                                                       -----------      -----------
    Total long-term liabilities ..................         550,975          218,985
                                                       -----------      -----------
Company-obligated, mandatorily redeemable,
 convertible preferred securities of Newfield
 Financial Trust I ...............................         143,750          143,750
                                                       -----------      -----------
Commitments and contingencies ....................              --               --
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued)  ........              --               --
  Common stock ($0.01 par value, 100,000,000
    shares authorized; 44,667,447 and
    42,607,301 shares issued and outstanding
    at March 31, 2001 and December 31, 2000,
    respectively) ................................             447              426
Additional paid-in capital .......................         358,388          286,412
Unearned compensation ............................          (9,337)          (6,201)
Accumulated other comprehensive loss -
  Foreign currency translation adjustment ........          (7,941)          (4,644)
  Commodity derivatives ..........................         (23,896)              --
Retained earnings ................................         301,813          243,462
                                                       -----------      -----------
    Total stockholders' equity ...................         619,474          519,455
                                                       -----------      -----------
    Total liabilities and stockholders' equity ...     $ 1,545,169      $ 1,023,250
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

                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                     ----------------------------
                                                        2001              2000
                                                     ----------        ----------
Oil and gas revenues ..............................  $  209,326        $   97,822
                                                     ----------        ----------
Operating expenses:
  Lease operating .................................      20,824            15,491
  Production and other taxes ......................       7,118             1,665
  Transportation ..................................       1,262             1,536
  Depreciation, depletion and amortization ........      61,146            41,211
  General and administrative (includes
     non-cash stock compensation of
     $595 and $589 for 2001
     and 2000, respectively) ......................      11,285             6,935
                                                     ----------        ----------
    Total operating expenses ......................     101,635            66,838
                                                     ----------        ----------

Income from operations ............................     107,691            30,984

Other income (expenses):
  Interest income .................................         613               515
  Interest expense, net ...........................      (5,652)           (2,260)
  Dividends on convertible preferred
    securities of Newfield Financial Trust I ......      (2,336)           (2,336)
  Unrealized commodity derivative expense .........      (1,558)               --
                                                     ----------        ----------
                                                         (8,933)           (4,081)
                                                     ----------        ----------
Income before income taxes ........................      98,758            26,903
Income tax provision:
  Current .........................................      21,089             3,717
  Deferred ........................................      14,524             5,643
                                                     ----------        ----------
                                                         35,613             9,360
                                                     ----------        ----------
Income before cumulative effect of change in
  accounting principles ...........................      63,145            17,543
Cumulative effect of change in accounting
  principles, net of tax
    Adoption of SAB 101 ...........................          --            (2,360)
    Adoption of SFAS 133 ..........................      (4,794)               --
                                                     ----------        ----------
Net income ........................................  $   58,351        $   15,183
                                                     ==========        ==========
Earnings per share
  Basic -
    Income before cumulative effect of
      change in accounting principles .............  $     1.43        $     0.42
    Cumulative effect of change in
      accounting principles .......................       (0.11)            (0.06)
                                                     ----------        ----------
    Net income ....................................  $     1.32        $     0.36
                                                     ==========        ==========
  Diluted -
    Income before cumulative effect of
      change in accounting principles .............  $     1.32        $     0.41
    Cumulative effect of change in
      accounting principles .......................       (0.10)            (0.05)
                                                     ----------        ----------
    Net income ....................................  $     1.22        $     0.36
                                                     ==========        ==========

Weighted average number of shares outstanding
   for basic earnings per share ...................      44,125            41,882
                                                     ==========        ==========
Weighted average number of shares outstanding
   for diluted earnings per share .................      48,882            46,764
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

                          NEWFIELD EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      2001             2000
                                                   ----------       ----------
Cash flows from operating activities:
    Net income ..................................  $   58,351       $   15,183

Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion
        and amortization ........................      61,146           41,211
      Deferred taxes ............................      14,524            5,643
      Stock compensation ........................         595              589
      Unrealized commodity derivative expense ...       1,558               --
      Cumulative effect of change in
        accounting principles ...................       4,794            2,360
                                                   ----------       ----------
                                                      140,968           64,986
    Changes in assets and liabilities, net of
      business acquired:
      (Increase) decrease in accounts
        receivable - oil and gas ................      53,716           (2,802)
      (Increase) decrease in inventories ........      (2,872)             285
      Increase in other current assets ..........        (710)          (1,256)
      Increase (decrease) in other assets .......      (3,902)             715
      Increase (decrease) in accounts payable
        and accrued liabilities .................       5,000           (1,202)
      Increase in advances from joint owners ....       2,181            2,047
      Increase (decrease) in other liabilities ..       7,150           (2,158)
                                                   ----------       ----------
        Net cash provided by
          operating activities ..................     201,531           60,615
                                                   ----------       ----------
Cash flows from investing activities:
      Acquisition of Lariat Petroleum,
        net of cash acquired ....................    (264,089)              --
      Additions to oil and gas properties .......    (107,846)        (181,456)
      Additions to furniture, fixtures and
        equipment ...............................      (1,112)            (303)
                                                   ----------       ----------
        Net cash used in investing activities ...    (373,047)        (181,759)
                                                   ----------       ----------
Cash flows from financing activities:
      Proceeds from borrowings ..................     663,000          120,000
      Repayments of borrowings ..................    (622,000)         (16,000)
      Proceeds from issuances of senior notes ...     174,879               --
      Common stock, net .........................         (45)           3,313
                                                   ----------       ----------
        Net cash provided by financing
          activities ............................     215,834          107,313
                                                   ----------       ----------
Effect of exchange rate changes on cash and
      cash equivalents ..........................         837           (1,688)
                                                   ----------       ----------
Increase (decrease) in cash and cash
  equivalents ...................................      45,155          (15,519)
Cash and cash equivalents, beginning of period ..      18,451           41,841
                                                   ----------       ----------
Cash and cash equivalents, end of period ........  $   63,606       $   26,322
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

                         NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                 (Unaudited)

                                                                                     Accumulated
                              Common Stock      Additional                             Other           Total
                          -------------------    Paid-in      Unearned    Retained   Comprehensive  Stockholders'
                            Shares     Amount    Capital    Compensation  Earnings       Loss          Equity
                          ----------   ------    --------   ------------  --------  --------------  -------------
Balance, December 31,
  2000..................  42,607,301    $ 426    $286,412    $   (6,201)   $243,462     $  (4,644)     $  519,455
  Issuance of common
    stock...............   1,959,146       20      67,788                                                  67,808
  Issuance of
    restricted stock,
    less amortization
    of $88..............    101,000         1       3,730        (3,642)                                       89
  Cancellation of
     restricted stock...
  Amortization of stock
    compensation........                                            506                                       506
  Tax benefit from
    exercise of
    stock options.......                              458                                                     458
Comprehensive Income:
  Net income............                                                    58,351                         58,351
  Foreign currency
    translation
    adjustment..........                                                                   (3,297)         (3,297)
  Cumulative effect of
    accounting change,
    net of tax of $39,964                                                                 (74,218)        (74,218)
  Reclassification
    adjustments for
    settled contracts,
    net of tax of
    $30,140.............                                                                   55,975          55,975
  Changes in fair value
    of outstanding
    hedging positions,
    net of tax of
    $3,044..............                                                                   (5,653)         (5,653)
                                                                                                    -------------
        Total
         Comprehensive
          Income........                                                                                   31,158
                          ----------   ------    --------   ------------  --------  --------------  -------------
Balance, March 31,
 2001...................  44,667,447   $  447    $358,388    $   (9,337)  $301,813     $   (31,837)    $  619,474
                          ==========   ======    ========   ============  ========  ==============  =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Accounting Policies

Basis of Presentation

     Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial statements for the periods presented. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

     These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including the financial statements and notes thereto.

Accounting Changes

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS Nos. 137 and 138. See Note 5, "Commodity Derivative Instruments and Hedging Activities."

     As a result of the adoption of Emerging Issues Task Force (EITF)
No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company has reclassified to operating expenses, for all periods presented, third party costs incurred to transport production to its sales point to cost of sales, instead of as a reduction of the related revenues as previously reported. This reclassification had no effect on previously reported net income. Approximately $1.3 million and $1.5 million were reclassified pursuant to EITF No. 00-10 for the three month periods ended March 31, 2001 and 2000, respectively.

     The Company adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000. The adoption of SAB No. 101 requires the Company to report crude oil inventory associated with its Australian offshore operations at lower of cost or market, which is a change from the historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of the Company's Australian operations in July 1999 through December 31, 1999 was a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on the consolidated statement of income for the quarter ended March 31, 2000.

                          NEWFIELD EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Earnings per Share

     Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised for or converted into common stock.

     The following is a calculation of basic and diluted weighted average shares outstanding for each of the three month periods ended March 31, 2001 and 2000:

                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   2001           2000
                                                ----------     ----------
                                          (In thousands, except per share data):
Income (numerator):
   Income before cumulative effect
     change in accounting principles..........  $   63,145     $   17,543
   Cumulative effect change in
     accounting principles, net
     of tax...................................      (4,794)        (2,360)
                                                ----------     ----------
   Income - basic.............................      58,351         15,183
   After tax dividends on convertible
      trust preferred securities..............       1,518          1,518
                                                ----------     ----------
   Income - diluted...........................  $   59,869     $   16,701
                                                ==========     ==========

Shares (denominator):
   Shares - basic.............................      44,125         41,882
   Dilution effect of stock options
     outstanding at end of period.............         834            959
   Dilution effect of convertible
     trust preferred securities...............       3,923          3,923
                                                ----------     ----------
   Shared - diluted...........................      48,882         46,764
                                                ==========     ==========

Earnings per share:
    Basic before change in
      accounting principles...................  $     1.43     $     0.42
    Basic.....................................  $     1.32     $     0.36
    Diluted before change in
      accounting principles...................  $     1.32     $     0.41
    Diluted...................................  $     1.22     $     0.36

     The calculation of shares outstanding for diluted EPS for the three months ended March 31, 2001 and 2000 does not include the effect of outstanding stock options to purchase 594,100 and 43,500 shares, respectively, because to do so would have been antidilutive.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

Hedging

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires enterprises to recognize all derivatives as either assets or liabilities on their balance sheet and measure those instruments at fair value. See Note 5 - "Derivative Instruments and Hedging Activities."

     For all periods prior to January 1, 2001, the Company accounted for commodity price hedging contracts in accordance with SFAS No. 80. Gains and losses on these contracts are recognized in revenue in the period in which the underlying production is delivered. These instruments are measured for correlation at both the inception of the contract and on an ongoing basis. If these instruments cease to meet the criteria for deferral accounting, any subsequent gains or losses are recognized in revenue. If these instruments are terminated prior to maturity, resulting gains and losses continue to be deferred until the hedged item is recognized in revenue. Neither the hedging contracts nor the unrealized gains or losses on these contracts are recognized in the financial statements.

(2) Acquisitions

     On January 23, 2001, the Company acquired all of the outstanding capital stock of Lariat Petroleum, Inc. ("Lariat") by merging Lariat with and into Newfield Exploration Mid-Continent Inc., a wholly owned subsidiary of the Company. The total consideration for the acquisition was approximately $333 million, inclusive of the assumption of debt and certain other obligations of Lariat. The transaction has been accounted for as a purchase.

     In February 2000, the Company acquired interests in three producing gas fields in South Texas for approximately $137 million. The acquisition has been accounted for as a purchase and, accordingly, income and expenses from the properties have been included in the Company's statement of income from the date of purchase.

     The unaudited pro forma results of operations assuming that such acquisitions occurred on January 1 of the respective periods are as follow (in thousands, except per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                    2001          2000
                                                  ---------     ---------
                                                  Pro forma     Pro forma
                                                        (Unaudited)
    Revenue....................................   $ 214,968     $ 115,336
    Income from operations.....................     108,832        34,388
    Income before cumulative effect of change
      in accounting principles.................      62,927        16,416
    Cumulative effect of change in accounting
      principles...............................      (4,794)       (2,360)
    Net income.................................      58,133        14,056
    Basic earnings per common share............       $1.32         $0.34
    Diluted earnings per common share..........       $1.22         $0.33

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or future results of operations.

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

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


(4) Geographic Information

                                                                          Other
                                          United States   Australia    International      Total
                                          -------------  -----------   -------------   -----------
                                                              (In thousands)
Three months ended March 31, 2001
------------------------------------
Oil and gas revenues                      $   203,031    $     6,295    $        --    $   209,326
Operating expenses:
  Lease operating                              18,285          2,539             --         20,824
  Production and other taxes                    4,445          2,673             --          7,118
  Transportation                                1,262             --             --          1,262
  Depreciation, depletion and
    amortization                               59,993          1,153             --         61,146
  Allocated income taxes                       42,857            (21)            --
                                          -----------    -----------    -----------
     Net income (loss) from oil and
       gas operations                     $    76,189    $       (49)   $        --
                                          ===========    ===========    ===========
  General and administrative
     (inclusive of stock
      compensation)                                                                         11,285
                                                                                       -----------
          Total operating expenses                                                         101,635
                                                                                       -----------
Income from operations                                                                     107,691

  Interest expense and
     dividends, net                                                                         (7,375)
  Unrealized commodity derivative
     expense                                                                                (1,558)
                                                                                       -----------
Income before income taxes                                                             $    98,758
                                                                                       ===========
Total Long-Lived Assets                   $ 1,283,766    $     9,497    $    16,702    $ 1,309,965
                                          ===========    ===========    ===========    ===========
Additions to Long-Lived Assets            $   537,300    $       (16)   $       458    $   537,772
                                          ===========    ===========    ===========    ===========

Three months ended March 31, 2000
---------------------------------
Oil and gas revenues                      $    84,073    $    13,749    $        --    $    97,822
Operating expenses:
  Lease operating                              11,475          4,016             --         15,491
  Production and other taxes                      692            973             --          1,665
  Transportation                                1,536             --             --          1,536
  Depreciation, depletion and
     amortization                              39,093          2,118             --         41,211
  Allocated income taxes                       11,260          1,993             --
                                          -----------    -----------    -----------
     Net income from oil and
       gas operations                     $    20,017    $     4,649    $        --
                                          ===========    ===========    ===========
  General and administrative
     (inclusive of stock
      compensation)                                                                          6,935
                                                                                       -----------
          Total operating expenses                                                          66,838
                                                                                       -----------
Income from operations                                                                      30,984

  Interest expense and
     dividends, net                                                                         (4,081)
                                                                                       -----------
Income before income taxes                                                             $    26,903
                                                                                       ===========
Total Long-Lived Assets                   $   766,478    $    10,055    $    10,558    $   787,091
                                          ===========    ===========    ===========    ===========
Additions to Long-Lived Asset             $   175,049    $     8,019    $       128    $   183,196
                                          ===========    ===========    ===========    ===========

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

(5) Commodity Derivative Instruments and Hedging Activities

     The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), on January 1, 2001. In accordance with the transition provisions of FAS 133, on January 1, 2001, the Company recorded as cumulative effect adjustments a loss of $74.2 million (net of tax of $40.0 million) in accumulated other comprehensive loss and a loss of $4.8 million (net of tax of $2.6 million) in 2001 earnings. In addition, the adoption resulted in the recognition of $17.7 million of derivative assets and $139.3 million of derivative liabilities on the balance sheet on January 1, 2001.

     The Company expects that within the next twelve months it will reclassify to earnings $75.3 of the transition adjustment loss that was recorded in accumulated other comprehensive loss at January 1, 2001.

     The Company maintains a commodity-price risk management strategy that utilizes derivative instruments in order to hedge against the variability in cash flows associated with the forecasted sale of its oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the variability in cash flows associated with the forecasted sale of its oil and gas production; Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until the sale of the Company's oil and gas production is recorded in earnings). Such gains or losses are reported in oil and gas revenues on the consolidated statement of income. For the quarter ended March 31, 2001, the Company had the following activity in the "Commodity derivatives" component of Accumulated other comprehensive loss (in thousands):

        Cumulative effect of accounting change, net of tax............ $ 74,218
        Reclassification adjustments for settled contracts,
          net of tax..................................................  (55,975)
        Change in fair value of outstanding hedging positions,
          net of tax..................................................    5,653
                                                                       --------
                                                                       $ 23,896

     The Company expects that within the next twelve months it will reclassify to earnings $20.5 of the $23.9 recorded in accumulated other comprehensive loss at March 31, 2001.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

     Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. For the quarter ended March 31, 2001, the Company recorded an unrealized loss of $1.5 million under the income statement caption "Unrealized commodity derivative expense" representing the ineffective portion of the Company's commodity derivative positions during the quarter as well as the change in the time value component of the option contracts used in the Company's hedging strategy.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to the specific forecasted sale of oil or gas at its physical location. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The gain or loss on the derivative will remain in accumulated other comprehensive loss and will be reclassified into earnings when the forecasted transaction affects earnings. If hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing all subsequent changes in the fair value in current-period earnings. Hedge accounting was not discontinued during the period for any hedging instruments.

NATURAL GAS. As of March 31, 2001, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its 2001 and 2002 U.S. Gulf Coast natural gas production.

                                                     NYMEX CONTRACT PRICE PER MMBTU
                                           --------------------------------------------------
                                                                COLLARS
                               VOLUME IN     SWAPS     --------------------------     FLOOR       FAIR MARKET
           PERIOD               MMMBTUS    (AVERAGE)     FLOORS        CEILINGS     CONTRACTS        VALUE
-----------------------------  ---------   ---------   -----------   ------------   ---------   ---------------
April 2001 -- June 2001
  Price Swap Contracts.......     8,380      $3.61         --             --             --     $ (13.8 Million)
  Collar Contracts...........     9,580         --     $2.75-$5.00   $3.21-$6.30         --     $  (4.0 Million)
  Floor Contracts............     2,000         --         --             --          $5.35     $   1.0 Million
July 2001 -- September 2001
  Price Swap Contracts.......     4,880      $5.14         --             --             --           --
  Collar Contracts...........    12,100         --     $3.25-$5.00   $3.85-$6.30         --     $  (4.0 Million)
  Floor Contracts............     3,000         --         --             --          $5.35     $   2.1 Million
October 2001 -- December 2001
  Price Swap Contracts.......     2,270      $5.20         --             --             --           --
  Collar Contracts...........     1,900         --     $4.00-$4.75   $5.55-$6.00         --     $  (0.2 Million)
  Floor Contracts............       450         --         --             --          $4.54     $   0.4 Million
January 2002 -- December 2002
  Collar Contracts...........     9,300         --     $4.00-$4.25   $4.80-$9.25         --     $  (0.1 Million)

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

      In connection with the acquisition of Lariat in January 2001, the Company assumed certain commodity derivative instruments and designated them as cash flow hedges of the forecasted natural gas sales of the Company's production in Oklahoma. The table below presents the outstanding derivative instruments as of March 31, 2001.

                                                                 CONTACT PRICE PER MMBTU
                                                           ------------------------------------
                                                                               COLLARS
                                               VOLUME IN     SWAPS     ------------------------
PERIOD                                          MMMBTUS    (AVERAGE)     FLOORS       CEILINGS     FAIR MARKET VALUE
--------------------------------------------   ---------   ---------   -----------   ----------    -----------------
April 2001 -- June 2001
  Price Swap Contracts......................     1,860       $3.97          --            --       $   (2.0 Million)
  Collar Contracts..........................       610          --        $2.27         $2.69      $   (1.5 Million)
July 2001 -- September 2001
  Price Swap Contracts......................     2,420       $4.11          --            --       $   (2.2 Million)
October 2001 -- December 2001
  Price Swap Contracts......................     2,420       $4.11          --            --       $   (2.4 Million)
January 2002 -- December 2002
  Price Swap Contracts......................     3,650       $2.62          --            --       $   (6.3 Million)
January 2003 -- March 2003
  Price Swap Contracts......................       900       $2.61          --            --       $   (1.4 Million)

OIL AND CONDENSATE. As of March 31, 2001, the Company had entered into commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast oil production for 2001 and 2002.

                                                         NYMEX CONTRACT PRICE PER BBL
                                            ---------------------------------------------------------
                                                                  COLLARS
                                VOLUME IN     SWAPS     -----------------------------       FLOOR        FAIR MARKET
           PERIOD                 BBLS      (AVERAGE)      FLOORS         CEILINGS        CONTRACTS         VALUE
-----------------------------   ---------   ---------   -------------   -------------   -------------   -------------
April 2001 -- June 2001
  Price Swap Contracts.......    436,800     $22.80          --              --              --         $(1.5 Million)
  Collar Contracts...........    364,000       --       $25.00-$27.25   $30.05-$30.75        --         $ 0.1 Million
  Floor Contracts............    186,550       --            --              --         $22.17-$28.28   $ 0.2 Million
July 2001 -- September 2001
  Price Swap Contracts.......    391,000     $23.88          --              --              --         $(0.6 Million)
  Collar Contracts...........    414,000       --       $24.00-$26.25   $27.30-$32.45        --         $(0.1 Million)
  Floor Contracts............    207,000       --            --              --         $22.17-$27.04   $ 0.4 Million
October 2001 -- December 2001
  Price Swap Contracts.......    386,400     $23.24          --              --              --         $(0.9 Million)
  Collar Contracts...........    345,000       --       $24.00-$25.25   $27.30-$30.75        --         $ 0.2 Million
  Floor Contracts............    262,200       --            --              --         $22.17-$26.00   $ 0.6 Million
January 2002 -- March 2002
  Collar Contracts...........    517,500       --       $22.00-$25.00   $25.75-$30.75        --         $ 0.2 Million
April 2002 -- June 2002
  Collar Contracts...........    455,000       --       $22.00-$25.00   $25.75-$30.75        --         $ 0.2 Million
July 2002 -- September 2002
  Collar Contracts...........    345,000       --       $23.00-$25.00   $26.75-$30.75        --         $ 0.5 Million
October 2002 -- December 2002
  Collar Contracts...........    184,000       --           $25.00      $28.00-$30.75        --         $ 0.4 Million

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

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

     SFAS 133 is complex and subject to a potentially wide range of interpretation in its application. As such, In 1998 the FASB established the Derivatives Implementation Group (DIG) task force specifically to consider and publish official interpretations of issues arising from implementation of SFAS
133. There are currently several issues before the DIG and the potential exists for additional issues to be brought under its review. If subsequent DIG interpretations of SFAS 133 are different than the Company's current interpretation, it is possible that the application of SFAS 133 on the Company's financial statements will be modified.

(6) Subsequent Events

     On May 4, 2001, the Company announced that its Board of Directors authorized the expenditure of up to $50 million to repurchase shares of the Company's common stock. The Company has approximately 45 million shares of common stock outstanding. The Company anticipates that it will fund the repurchases through cash flow from operations and borrowings under its revolving credit facility. The repurchases may be effected from time to time in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate. As of May 11, 2001, no shares had been repurchased under this program.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that may be economically produced.

     Our results of operations and cash flows may vary significantly from quarter to quarter as a result of development operations, commodity prices, the curtailment of production in association with workover and recompletion activities and the incurrence of expenses related thereto and the timing of crude oil offloadings from inventory in Australia. Consequently, the results of operations and cash flows for any one quarter may not be indicative of results for the full fiscal year.

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

     The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), on January 1, 2001. In accordance with the transition provisions of FAS 133, on January 1, 2001, the Company recorded as cumulative effect adjustments a loss of $74.2 million (net of tax of $40.0 million, in accumulated other comprehensive loss and a loss of $4.8 million (net of tax of $2.6 million) in 2001 earnings. In addition, the adoption resulted in the recognition of $17.7 million of derivative assets and $139.3 million of derivative liabilities on the balance sheet on January 1, 2001.

     In the fourth quarter of 2000 we adopted SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at lower of cost or market, which is a change from our historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on our consolidated statement of income for the three month period ended March 31, 2000. SAB No. 101 would not have effected periods prior to the acquisition of the Company's Australian operations in July 1999.

     As a result of the adoption of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have reclassified to operating expenses, for all periods presented, third party costs incurred to transport production to our sales point to cost of sales, instead of as a reduction of the related revenues as previously reported. This reclassification had no effect on previously reported net income. Approximately $1.3 million and $1.5 million were reclassified pursuant to EITF No. 00-10 for the three month periods ended March 31, 2001 and 2000, respectively.

     Explanation of some commonly used oil and gas terms can be found under the caption "Commonly Used Oil and Gas Terms" at the end of Management's Discussion and Analysis.

RESULTS OF OPERATIONS

     The following table presents information about our oil and gas operations.

                                                  Three Months Ended
                                                       March 31,        Percentage
                                                  ------------------     Increase
                                                   2001        2000     (Decrease)
                                                  ------      ------    ----------
PRODUCTION:
  UNITED STATES
     Natural gas (Bcf)........................     30.8         22.7        36%
     Oil and condensate (MBbls)...............    1,241          914        36%
     Total (Bcfe).............................     38.2         28.2        35%
  AUSTRALIA (2)
     Oil and condensate (MBbls)...............      240          508       (53%)
     Total (Bcfe).............................      1.4          3.0       (53%)
  TOTAL
     Natural gas (Bcf)........................     30.8         22.7        36%
     Oil and condensate (MBbls)...............    1,481        1,422         4%
     Total (Bcfe).............................     39.6         31.2        27%
AVERAGE REALIZED PRICES: (1)
  UNITED STATES
     Natural gas (per Mcf)....................   $ 5.56       $ 2.68       107%
     Oil and condensate (per Bbl).............    24.69        23.79         4%
  AUSTRALIA (2)
     Oil and condensate (per Bbl).............   $26.28       $27.06        (3%)
  TOTAL
     Natural gas (per Mcf)....................   $ 5.56       $ 2.68       107%
     Oil and condensate (per Bbl).............    24.95        24.96        --

----------
(1) Average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduces the realized price of natural gas by $0.03 and $0.04 in 2001 and 2000, respectively, and the realized oil and condensate price by $0.24 and $0.43 in 2001 and 2000, respectively. Average realized prices include the effect of hedges.

(2) Represents oil and condensate sold during the period from inventory and current period production.

PRODUCTION

     NATURAL GAS. The increase in gas production was primarily related to the acquisition of producing properties in South Texas in February 2000, the acquisition of Lariat Petroleum in January 2001, development projects in the Gulf of Mexico and the success of our drilling program. Gains in production were partially offset by natural declines from other producing properties.

     CRUDE OIL AND CONDENSATE. The increase in oil and condensate production is mainly due to the acquisition of Lariat Petroleum in January 2001 and development projects at Vermilion 215 and Eugene Island 198/199/202. These increases were offset by the decrease in reported Australian crude oil production caused by the timing of liftings of the crude oil from our two FPSOs.

  EFFECT OF HEDGING ON REALIZED PRICES

     NATURAL GAS. Hedging activities in the first quarter of 2001 resulted in a price that was 78% of what otherwise would have been received. Hedging activities in the first quarter of 2000 resulted in a price that was 103% of what otherwise would have been received.

     CRUDE OIL AND CONDENSATE. Our average crude oil price in the first quarter of 2001 was 90% of what would have been received without hedging activities. Our average crude oil price in the first quarter of 2000 was 88% of what would have been received without hedging activities.

  OPERATING EXPENSES

                                                  UNIT OF PRODUCTION (PER MCFE)             AMOUNT (IN MILLIONS)
                                                 ------------------------------       ------------------------------
                                                 Three Months Ended                   Three Months Ended
                                                     March 31,       Percentage             March 31,      Percentage
                                                 ------------------   Increase        -------------------   Increase
                                                  2001        2000   (Decrease)        2001        2000    (Decrease)
                                                 ------      ------  ----------       -------     -------  ----------
  UNITED STATES
     Lease operating...........................   $0.48       $0.41       17%         $18,285     $11,475      59%
     Production and other taxes................    0.12        0.02      500%           4,445         692     542%
     Transportation............................    0.03        0.05      (40%)          1,262       1,536     (18%)
     Depreciation, depletion and amortization..    1.57        1.39       13%          59,993      39,093      53%
     General and administrative (exclusive of
       stock compensation). ...................    0.27        0.22       23%          11,036       6,887      60%
  AUSTRALIA
     Lease operating...........................   $1.77       $1.32       34%         $ 2,539     $ 4,016     (37%)
     Production and other taxes................    1.86        0.32      481%           2,673         973     175%
     Transportation............................      --          --       --               --          --      --
     Depreciation, depletion and amortization..    0.80        0.69       16%           1,153       2,118     (46%)
     General and administrative (exclusive of
       stock compensation).....................    0.17        0.02      750%             249          48     419%
  TOTAL
     Lease operating...........................   $0.53       $0.50        6%         $20,824     $15,491      34%
     Production and other taxes................    0.18        0.05      260%           7,118       1,665     328%
     Transportation............................    0.03        0.05      (40%)          1,262       1,536     (18%)
     Depreciation, depletion and amortization..    1.54        1.32       17%          61,146      41,211      48%
     General and administrative (exclusive of
       stock compensation).....................    0.27        0.20       35%          11,285       6,935      63%

     Operating expenses during the three month period ended March 31, 2001 were impacted by the following:

     - The per unit of production increase in domestic lease operating expense reflects higher oilfield service and related costs in the Gulf of Mexico. The 34% increase in our Australian lease operating expenses per Mcfe is due mainly to several non-routine maintenance operations we performed on our FPSOs during the first quarter of 2001 which had the effect of increasing expenses and lowering production as a result of downtime for such maintenance.

     - The significant increase in production and other taxes in the first quarter of 2001 is primarily due to our acquisition of three producing gas fields in South Texas in February 2000, the acquisition of Lariat Petroleum in January 2001 and a higher natural gas price environment during the first three months of 2001. The increase in production and other taxes in Australia is due to revised estimates of such taxes during the first quarter of 2001 as a result of changes in the timing of anticipated future capital expenditures in Australia.

     - As a result of EITF No. 00-10, we have reclassified to operating expense in 2000, third party cost incurred to transport production to our sales point instead of as a reduction of the related reserves as previously reported. See "General" under Management's Discussion and Analysis.

     - The increase in our domestic depreciation, depletion and amortization rate is primarily the result of increases in the cost of drilling goods and services, platforms and facilities construction, industry transportation cost and the completion of several higher cost wells. The increase in our Australian DD&A rate is a result of our unsuccessful drilling activities during 2000 in Australia.

     - The increase in general and administrative expense for the first quarter of 2001 is due primarily to an increase in performance based pay and our growing workforce. Performance based compensation excluding stock compensation expense, as a component of general and administrative expense, increased from $1.8 million, or $0.06 per Mcfe, for the three months ended March 31, 2000, to $5.2 million or $0.13 per Mcfe, for the three months ended March 31, 2001. The increase in performance based compensation is a result of higher earnings during the first quarter of 2001 as compared to the comparable quarter of 2000. Performance based pay is limited by profitability. The significant increase in general and administrative expenses on a unit of production basis in Australia is due to the timing of liftings from the two FPSOs during the first quarter of 2001 as compared to the comparable period of 2000.

INTEREST EXPENSE AND DIVIDENDS

     We incur interest expense on our $125 million principal amount 7.45% Senior Notes due 2007, our $175 million principal amount 7 5/8% Senior Notes due 2011 and on borrowings under our reserve-based revolving credit facility and money market credit lines. Outstanding borrowings under the credit facility and money market lines of credit may vary significantly from period to period. Dividends are paid on the 6.5% convertible trust preferred securities we issued in August 1999.

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2001        2000
                                                         ------      ------
                                                            (In millions)
Gross interest expense................................   $  7.4      $  3.4
Capitalized interest..................................     (1.3)       (1.1)
                                                         ------      ------
Net interest expense..................................      6.1         2.3
Dividends on preferred securities.....................      2.3         2.3
                                                         ------      ------
Total interest expense and dividends..................   $  8.4      $  4.6
                                                         ======      ======

     In the first quarter of 2001, our higher total interest expense was the result of borrowings in January 2001 to partially finance the acquisition of Lariat Petroleum. On February 22, 2001, we issued $175 million of 7 5/8% Senior Notes due 2011. The net proceeds from the sale of the senior notes was used to repay outstanding indebtedness under our revolving credit facility. At March 31, 2001, borrowings under our credit facility were $50 million.

UNREALIZED COMMODITY DERIVATIVE EXPENSE

     As a result of our adoption of SFAS 133 effective January 1, 2001, we are now required to record all derivative instruments on the balance sheet at fair value. The $1.5 million unrealized loss represents the ineffective portion of our commodity derivative hedge positions and the time value component of the option contracts used in our hedging strategy.

TAXES

     The effective tax rate for the three month period ended March 31, 2001 was 36% as compared to 35% for the comparable period in 2000. The effective tax rate was greater than the statutory tax rate in 2001 as a result of state income taxes associated with the acquisition of the producing properties from Lariat Petroleum.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. We had a working capital deficit of $18.6 million at March 31, 2001. This compares to a working capital surplus of $38.1 million at December 31, 2000. Working capital balances may fluctuate from quarter to quarter to the extent we increase or decrease borrowings under our revolving credit facility. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital, public debt and bank borrowings.

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

     The banks participating in the new facility have committed to lend the Company up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments, which is reduced by the aggregate outstanding principal amount of any senior notes issued by us (currently $300 million). The borrowing base is currently $510 million and is redetermined at least semi-annually. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The new facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The new facility matures on January 23, 2004. We also have money market lines of credit with various banks in an amount limited by the credit facility to $40 million. At March 31, 2001, we had outstanding borrowings under the credit facility of $50 million and no outstanding borrowings under the money market lines of credit. Consequently, at March 31, 2001, we had approximately $200 million of available capacity under these credit agreements.

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

     CASH FLOW FROM OPERATIONS. Our net cash flow from operations for the three months ended March 31, 2001 increased 232% over the comparable period of 2000 to $201.5 million. This increase in cash flow is primarily due to sharply higher commodity prices for gas, higher production volumes and changes in working capital.

     CAPITAL EXPENDITURES. We made capital expenditures of $432.7 million in the first three months of 2001. This includes $19.7 million for exploration, $70.6 million for exploitation and development projects and $342.4 million for property acquisitions including the $333 million paid for Lariat Petroleum and the appropriate purchase accounting related amounts. We have budgeted $286 million for capital spending for the remainder of 2001. Approximately $92 million has been budgeted for domestic exploration projects and $176 million for domestic exploitation and development drilling and the construction of platforms, facilities and pipelines. International spending is estimated at $20 million for the remainder of 2001. Acquisitions are opportunistic and are generally not budgeted under our capital program. We continue to pursue attractive acquisition opportunities, however, the timing, size and purchase price of acquisitions are unpredictable. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

HEDGING

     We enter into various commodity price hedging contracts with respect to a portion of our anticipated future natural gas and crude oil production. During 2000, approximately 47% of our equivalent production was subject to hedge positions. At May 11, 2001, approximately 56% of our anticipated production for 2001 was or is subject to hedge positions. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Such contracts are accounted for as derivatives in accordance with SFAS No. 133. Please see the discussion under "General" above and in Note 5, "Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report.

     Historically, we have entered into hedging arrangements with respect to a portion of our anticipated future production offshore and onshore the Gulf Coast. In connection with our acquisition of Lariat Petroleum in January 2001 we assumed natural gas hedges entered into by Lariat with respect to a portion of its anticipated future production in Oklahoma.

     Please see the tables in Note 5, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of our hedging contracts as of March 31, 2001 and the fair value of those contracts as of that date. We continue to evaluate additional hedging transactions for 2001 and future years.

Stock Repurchase Program

     On May 4, 2001, we announced that our Board of Directors authorized the expenditure of up to $50 million to repurchase shares of our common stock. We anticipate that we will fund repurchases through cash flow from operations and borrowings under our revolving credit facility. The repurchases may be effected from time to time in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, purchases will be at times and in amounts as we deem appropriate. As of May 11, 2001, no shares had been repurchased under this program.

Estimated Operating and Financial Data; Operating Activities

     We continue to maintain our home page located at www.newfld.com. In conjunction with our web page, we also maintain our electronic publication entitled @NFX. @NFX will be periodically published to provide updates on our current operating activities. @NFX also includes our latest publicly announced estimates of expected production volumes, costs and expenses for the then current quarter. All recent additions of @NFX are available on our web page. To receive @NFX directly by e-mail, please forward your e-mail address to pmcknight@newfld.com or visit our web page and sign up.

Forward Looking Information

     Certain of the statements set forth in this document regarding planned capital expenditures, drilling plans, other capital activities and the financing of capital expenditures are forward looking and are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services, the availability of capital resources and other factors described in our annual report on Form 10-K for the year ended December 31, 2000. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks.

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

NYMEX.           The New York Mercantile Exchange

                                     Part II

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         None

  (b)    Reports on Form 8-K:

         On January 8, 2001, we filed a Current Report on Form 8-K reporting that we had entered into a definitive agreement to acquire Lariat Petroleum for approximately $333 million.

         On February 7, 2001, we filed a Current Report on Form 8-K reporting that we had acquired all of the outstanding capital stock of Lariat Petroleum on January 23, 2001.

         On February 13, 2001, we filed Amendment No. 1 to Form 8-K to file the financial statements of Lariat Petroleum for the year ended December 31, 1999, for the nine months in the period ended September 30, 2000 and the pro forma combined financial statements of Lariat Petroleum and Newfield for the year ended December 31, 1999 and the nine months in the period ended September 30, 2000.

         On February 16, 2001, we filed a Current Report on Form 8-K reporting our financial and operational highlights for 2000.

         On February 28, 2001, we filed a Current Report on Form 8-K reporting our agreement on February 21, 2001 to offer, issue and sell
         $175 million of its 7 5/8% Senior Notes Due 2011, and to file certain agreements and documents related to such offering.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEWFIELD EXPLORATION COMPANY



Date: May 14, 2001             By:  /s/     TERRY W. RATHERT
                                    ------------------------------
                                    Terry W. Rathert
                                    Vice President and Chief Financial Officer
                                    (Authorized Officer and Principal
                                    Financial Officer)