Form 10-Q
period 2001-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2001-08-06
CIK 912750

  =============================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


                          363 N. Sam Houston Parkway E.
                                   Suite 2020
                              Houston, Texas 77060
              (Address and Zip Code of principal executive offices)


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


                                 Yes [X] No [ ]



     As of August 1, 2001, there were 44,208,412 shares of the Registrant's
              Common Stock, par value $0.01 per share, outstanding.







  =============================================================================

                                TABLE OF CONTENTS




                                     PART I

                                                                             Page
                                                                             -----

 Item 1.  Financial Statements:
            Consolidated Balance Sheet as of June 30, 2001
               and December 31, 2000 .....................................     1

            Consolidated Statement of Income for the three and six months
               ended June 30, 2001 and 2000 ..............................     2

            Consolidated Statement of Cash Flows for the
               six months ended June 30, 2001 and 2000 ...................     3

            Consolidated Statement of Stockholders' Equity
               for the six months ended June 30, 2001 ....................     4

            Notes to Consolidated Financial Statements ...................     5

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................    15



                                    PART II


 Item 4.  Submission of Matters to a Vote of Security Holders ............    24

 Item 6.  Exhibits and Reports on Form 8-K ...............................    25

                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                   (Unaudited)

                                                            June 30,            December 31,
                                                             2001                  2000
                                                        ---------------       ---------------

                       ASSETS
Current assets:
  Cash and cash equivalents ......................      $        51,789       $        18,451
  Accounts receivable-oil and gas ................              113,910               147,643
  Inventories ....................................                9,677                 7,572
  Commodity derivatives ..........................               55,744                    --
  Other current assets ...........................                8,772                 5,891
                                                        ---------------       ---------------
    Total current assets .........................              239,892               179,557
                                                        ---------------       ---------------
Oil and gas properties (full cost method, of which
  $151,231 at June 30, 2001 and $106,783 at
  December 31, 2000 were excluded from
  amortization) ..................................            2,269,684             1,589,150
Less-accumulated depreciation, depletion and
  amortization ...................................             (887,886)             (756,243)
                                                        ---------------       ---------------
                                                              1,381,798               832,907
                                                        ---------------       ---------------
Furniture, fixtures and equipment, net ...........                6,350                 4,028
Commodity derivatives ............................                8,973                    --
Other assets .....................................               10,549                 6,758
                                                        ---------------       ---------------
    Total assets .................................      $     1,647,562       $     1,023,250
                                                        ===============       ===============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................      $        19,435       $        10,209
  Other accrued liabilities ......................              165,572               128,190
  Advances from joint owners .....................                3,055                 2,661
  Commodity derivatives ..........................                9,307                    --
                                                        ---------------       ---------------
    Total current liabilities ....................              197,369               141,060
                                                        ---------------       ---------------
Other liabilities ................................                9,761                 6,030
Commodity derivatives ............................                4,862                    --
Long-term debt ...................................              351,609               133,711
Deferred taxes ...................................              225,038                79,244
                                                        ---------------       ---------------
    Total long-term liabilities ..................              591,270               218,985
                                                        ---------------       ---------------
Company-obligated, mandatorily redeemable,
 convertible preferred securities of Newfield
 Financial Trust I ...............................              143,750               143,750
                                                        ---------------       ---------------
Commitments and contingencies ....................                   --                    --
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued) .........                   --                    --
  Common stock ($0.01 par value, 100,000,000
    shares authorized; 44,748,629 and
    42,625,764 shares issued at June 30, 2001
    and December 31, 2000, respectively) .........                  447                   426
Additional paid-in capital .......................              361,001               286,811
Treasury stock (at cost, 547,997 and 18,463
  shares at June 30,2001 and December 31, 2000,
  respectively) ..................................              (17,435)                 (399)
Unearned compensation ............................               (9,287)               (6,201)
Accumulated other comprehensive income (loss) -
  Foreign currency translation adjustment ........               (6,901)               (4,644)
  Commodity derivatives ..........................               28,798                    --
Retained earnings ................................              358,550               243,462
                                                        ---------------       ---------------
    Total stockholders' equity ...................              715,173               519,455
                                                        ---------------       ---------------
    Total liabilities and stockholders' equity ...      $     1,647,562       $     1,023,250
                                                        ===============       ===============


The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                          June 30,
                                                        -----------------------------     -----------------------------
                                                            2001             2000             2001             2000
                                                        ------------     ------------     ------------     ------------

Oil and gas revenues ...............................    $    200,747     $    114,704     $    410,073     $    212,526
                                                        ------------     ------------     ------------     ------------
Operating expenses:
  Lease operating ..................................          22,750           14,249           43,574           29,740
  Production and other taxes .......................           5,463              334           12,581            1,999

  Transportation ...................................           1,563            1,567            2,825            3,103
  Depreciation, depletion and amortization .........          71,577           46,182          132,723           87,393
  General and administrative (includes non-cash
    stock compensation of $703 and $906 for the
    three months ended June 30, 2001 and 2000,
    respectively, and $1,298 and $1,495 for the
    six months ended June 30, 2001 and 2000,
    respectively) ..................................          11,939            7,163           23,224           14,098
                                                        ------------     ------------     ------------     ------------
    Total operating expenses .......................         113,292           69,495          214,927          136,333
                                                        ------------     ------------     ------------     ------------

Income from operations .............................          87,455           45,209          195,146           76,193

Other income (expenses):
  Interest income ..................................             529              407            1,142              922
  Interest expense, net ............................          (3,817)          (2,913)          (9,469)          (5,173)
  Dividends on convertible preferred
    securities of Newfield Financial Trust I .......          (2,336)          (2,336)          (4,672)          (4,672)
  Unrealized commodity derivative income ...........           5,719               --            4,161               --
                                                        ------------     ------------     ------------     ------------
                                                                  95           (4,842)          (8,838)          (8,923)
                                                        ------------     ------------     ------------     ------------
Income before income taxes .........................          87,550           40,367          186,308           67,270
Income tax provision:
  Current ..........................................           9,399           10,730           30,488           14,447
  Deferred .........................................          21,414            2,581           35,938            8,224
                                                        ------------     ------------     ------------     ------------
                                                              30,813           13,311           66,426           22,671
                                                        ------------     ------------     ------------     ------------
Income before cumulative effect of change in
  accounting principles ............................          56,737           27,056          119,882           44,599
Cumulative effect of change in accounting
  principles, net of tax
    Adoption of SAB 101 ............................              --               --               --           (2,360)
    Adoption of SFAS 133 ...........................              --               --           (4,794)              --
                                                        ------------     ------------     ------------     ------------
Net income .........................................    $     56,737     $     27,056     $    115,088     $     42,239
                                                        ============     ============     ============     ============
Earnings per share
  Basic -
    Income before cumulative effect of
      change in accounting principles ..............    $       1.27     $       0.64     $       2.70     $       1.06
    Cumulative effect of change in
      accounting principles ........................              --               --            (0.11)           (0.06)
                                                        ------------     ------------     ------------     ------------
    Net income .....................................    $       1.27     $       0.64     $       2.59     $       1.00
                                                        ============     ============     ============     ============
  Diluted -
    Income before cumulative effect of
      change in accounting principles ..............    $       1.18     $       0.60     $       2.50     $       1.01
    Cumulative effect of change in
      accounting principles ........................              --               --            (0.09)           (0.05)
                                                        ------------     ------------     ------------     ------------
    Net income .....................................    $       1.18     $       0.60     $       2.41     $       0.96
                                                        ============     ============     ============     ============

Weighted average number of shares outstanding
   for basic earnings per share ....................          44,651           42,402           44,387           42,140
                                                        ============     ============     ============     ============
Weighted average number of shares outstanding
   for diluted earnings per share ..................          49,314           47,322           49,098           47,049
                                                        ============     ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                 -------------------------------
                                                                                     2001               2000
                                                                                 ------------       ------------

Cash flows from operating activities:
    Net income ............................................................      $    115,088       $     42,239

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion
        and amortization ..................................................           132,723             87,393
      Deferred taxes ......................................................            35,938              8,224
      Stock compensation ..................................................             1,298              1,495
      Unrealized commodity derivative income ..............................            (4,161)                --
      Cumulative effect of change in
        accounting principles .............................................             4,794              2,360
                                                                                 ------------       ------------
                                                                                      285,680            141,711
    Changes in assets and liabilities, net of
      business acquired:
      (Increase) decrease in accounts receivable-
        oil and gas .......................................................            62,412            (22,515)
      Increase in inventories .............................................            (2,714)            (1,791)
      (Increase) decrease in other
         current assets ...................................................            (6,295)               532
      (Increase) decrease in other assets .................................            (3,706)               291
      Increase (decrease) in accounts payable
        and accrued liabilities ...........................................            12,969             (4,408)
      Increase in advances from joint owners ..............................               394              1,712
      Increase (decrease) in other liabilities ............................             3,802             (2,533)
                                                                                 ------------       ------------
        Net cash provided by
          operating activities ............................................           352,542            112,999
                                                                                 ------------       ------------
Cash flows from investing activities:
      Acquisition of Lariat Petroleum,
        net of cash acquired ..............................................          (264,089)                --
      Additions to oil and gas properties .................................          (255,838)          (223,982)
      Additions to furniture, fixtures and
        equipment .........................................................            (2,036)              (840)
                                                                                 ------------       ------------
        Net cash used in investing activities .............................          (521,963)          (224,822)
                                                                                 ------------       ------------
Cash flows from financing activities:
      Proceeds from borrowings ............................................           852,000            153,000
      Repayments of borrowings ............................................          (809,000)           (68,000)
      Proceeds from issuance of senior notes ..............................           174,879                 --
      Proceeds from issuance of common
       stock, net .........................................................             1,353              4,938
      Purchases of treasury stock .........................................           (17,036)                --
                                                                                 ------------       ------------
        Net cash provided by financing
          activities ......................................................           202,196             89,938
                                                                                 ------------       ------------
Effect of exchange rate changes on cash and
      cash equivalents ....................................................               563               (451)
                                                                                 ------------       ------------
Increase (decrease) in cash and cash
  equivalents .............................................................            33,338            (22,336)
Cash and cash equivalents, beginning of period ............................            18,451             41,841
                                                                                 ------------       ------------
Cash and cash equivalents, end of period ..................................      $     51,789       $     19,505
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

                          NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                        Common Stock            Additional           Treasury Stock
                                 --------------------------      Paid-in      --------------------------     Unearned
                                   Shares         Amount         Capital         Shares        Amount      Compensation
                                 -----------    -----------    -----------    -----------    -----------   ------------
Balance, December 31,
  2000 .......................    42,625,764    $       426    $   286,811        (18,463)   $      (399)   $    (6,201)
  Issuance of common
    stock ....................     2,019,865             20         69,186
  Purchase of treasury
    stock
  Issuance of
    restricted stock,
    less amortization
    of $319 ..................       103,000              1          4,383                                       (4,065)
Treasury Stock ...............                                                   (529,534)       (17,036)
Cancellation of
     restricted stock
  Amortization of stock
    compensation .............                                                                                      979
  Tax benefit from
    exercise of
    stock options ............                                         621
Comprehensive Income:
  Net income .................
  Foreign currency
    translation
    adjustment ...............
  Cumulative effect of
    accounting change,
    net of tax of $39,964 ....
  Reclassification
    adjustments for
    settled contracts,
    net of tax of
    $36,316 ..................
  Changes in fair value
    of outstanding
    hedging positions,
    net of tax of
    $19,154 ..................

        Total
         Comprehensive
            Income ...........
                                 -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30,
 2001 ........................    44,748,629    $       447    $   361,001       (547,997)   $   (17,435)   $    (9,287)
                                 ===========    ===========    ===========    ===========    ===========    ===========

                                                Accumulated
                                                   Other         Total
                                    Retained   Comprehensive  Stockholders'
                                    Earnings        Loss         Equity
                                  -----------  -------------  ------------
Balance, December 31,
  2000 .......................    $   243,462   $    (4,644)   $   519,455
  Issuance of common
    stock ....................                                      69,206
  Purchase of treasury
    stock
  Issuance of
    restricted stock,
    less amortization
    of $319 ..................                                         319
Treasury Stock ...............                                     (17,036)
Cancellation of
     restricted stock
  Amortization of stock
    compensation .............                                         979
  Tax benefit from
    exercise of
    stock options ............                                         621
Comprehensive Income:
  Net income .................        115,088                      115,088
  Foreign currency
    translation
    adjustment ...............                       (2,257)        (2,257)
  Cumulative effect of
    accounting change,
    net of tax of $39,964 ....                      (74,218)       (74,218)
  Reclassification
    adjustments for
    settled contracts,
    net of tax of
    $36,316 ..................                       67,445         67,445
  Changes in fair value
    of outstanding
    hedging positions,
    net of tax of
    $19,154 ..................                       35,571         35,571
                                                               -----------
        Total
         Comprehensive
            Income ...........                                     141,629
                                  -----------   -----------    -----------
Balance, June 30,
 2001 ........................    $   358,550   $    21,897    $   715,173
                                  ===========   ===========    ===========

   The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Accounting Policies

Basis of Presentation

         Unless the context otherwise requires, references to the "Company" include Newfield Exploration Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial statements for the periods presented. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. Certain reclassifications have been made to prior year's reported amounts in order to conform to the current year presentation.

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

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved its proposed SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

         SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group or in a business combination. The statement will supersede Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," but continues provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

         The FASB recently approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil & gas production facilities, etc.) that an entity is legally obligated to incur. Implementation of this standard is required no later than January 1, 2003, with earlier application encouraged. The Company will further evaluate the impact and timing of implementing SFAS No. 143 when the final standard is issued.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

Earnings per Share

         Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised for or converted into common stock.

         The following is a calculation of basic and diluted weighted average shares outstanding for each of the three and six month periods ended June 30, 2001 and 2000.



                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                              --------------------    --------------------
                                                2001        2000        2001        2000
                                              --------    --------    --------    --------
                                                 (In thousands, except per share data):

Income (numerator):
   Income - basic ........................    $ 56,737    $ 27,056    $115,088    $ 42,239
   After tax dividends on convertible
      trust preferred securities .........       1,518       1,518       3,037       3,037
                                              --------    --------    --------    --------
   Income - diluted ......................    $ 58,255    $ 28,574    $118,125    $ 45,276
                                              ========    ========    ========    ========

Shares (denominator):
   Shares - basic ........................      44,651      42,402      44,387      42,140
   Dilution effect of stock options
     outstanding at end of period ........         740         997         788         986
   Dilution effect of convertible
     trust preferred securities ..........       3,923       3,923       3,923       3,923
                                              --------    --------    --------    --------
   Shared - diluted ......................      49,314      47,322      49,098      47,049
                                              ========    ========    ========    ========

Earnings per share:
    Basic ................................    $   1.27    $   0.64    $   2.59    $   1.00
    Diluted ..............................    $   1.18    $   0.60    $   2.41    $   0.96




         The calculation of shares outstanding for diluted EPS above does not include the effect of outstanding stock options to purchase 869,050 and 43,500 shares for the three months ended June 30, 2001 and 2000, respectively, and 657,800 and 63,000 for the six months ended June 30, 2001 and 2000, respectively, because to do so would have been antidilutive.

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

         For all periods prior to January 1, 2001, the Company accounted for commodity price hedging contracts in accordance with SFAS No. 80. Pursuant to SFAS No. 80, gains and losses on these contracts were recognized in revenue in the period in which the underlying production was delivered. Hedging contracts were measured for correlation at both the inception of the contract and on an ongoing basis. If a contract ceased to meet the criteria for deferral accounting, any subsequent gains or losses were recognized in revenue. If a hedging contract was terminated prior to maturity, resulting gains and losses were deferred until the hedged item was recognized in revenue. Neither the hedging contracts nor the unrealized gains or losses on these contracts were recognized in the financial statements.

(2) Acquisitions

         On January 23, 2001, the Company acquired all of the outstanding capital stock of Lariat Petroleum, Inc. ("Lariat") by merging Lariat with and into Newfield Exploration Mid-Continent Inc., a wholly owned subsidiary of the Company. The total consideration for the acquisition was approximately $333 million, consisting of $68 million in Newfield stock and $265 million in cash, inclusive of the assumption of debt and certain other obligations of Lariat.

         In February 2000, the Company acquired interests in three producing gas fields in South Texas for approximately $137 million in cash.

         The acquisitions have been accounted for as purchases and, accordingly, income and expenses for Lariat and from the South Texas properties have been included in the Company's statement of income from the date of purchase.

         The unaudited pro forma results of operations assuming that such acquisitions occurred on January 1 of the respective periods are as follow (in thousands, except per share amounts):



                                                      Six Months Ended
                                                          June 30,
                                                 -------------------------
                                                     2001        2000
                                                 ----------     ----------
                                                  Pro forma      Pro forma
                                                        (Unaudited)

Revenue .....................................    $  415,715     $  245,592
Income from operations ......................       196,287         79,984
Income before cumulative effect of change
  in accounting principles ..................       119,664         41,030
Cumulative effect of change in accounting
  principles ................................        (4,794)        (2,360)
Net income ..................................       114,870         38,670
Basic earnings per common share .............    $     2.59     $     0.92
Diluted earnings per common share ...........    $     2.40     $     0.89

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

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


(4) Geographic Information

                                                                           Other
                                          United States    Australia    International      Total
                                          -------------   -----------   -------------   -----------
                                                               (In thousands)
 Three months ended June 30, 2001
 -----------------------------------
 Oil and gas revenues                      $   191,167    $     9,580    $        --    $   200,747
 Operating expenses:
   Lease operating                              18,508          4,242             --         22,750
   Production and other taxes                    4,415          1,048             --          5,463
   Transportation                                1,563             --             --          1,563
   Depreciation, depletion and
     amortization                               69,783          1,794             --         71,577
   Allocated income taxes                       33,914            749             --
                                           -----------    -----------    -----------
      Net income from oil and
        gas operations                     $    62,984    $     1,747    $        --
                                           ===========    ===========    ===========
   General and administrative
      (inclusive of stock
       compensation)                                                                         11,939
                                                                                        -----------
           Total operating expenses                                                         113,292
                                                                                        -----------
 Income from operations                                                                      87,455

   Interest expense and
      dividends, net                                                                         (5,624)
   Unrealized commodity derivative
      income                                                                                  5,719
                                                                                        -----------
 Income before income taxes                                                             $    87,550
                                                                                        ===========
 Total long-lived assets                   $ 1,351,270    $     9,177    $    21,351    $ 1,381,798
                                           ===========    ===========    ===========    ===========
 Additions to long-lived assets            $   136,748    $     1,364    $    4,650     $   142,762
                                           ===========    ===========    ===========    ===========

 Three months ended June 30, 2000
 ---------------------------------
 Oil and gas revenues                      $   108,880    $     5,824    $        --    $   114,704
 Operating expenses:
   Lease operating                              12,052          2,197             --         14,249
   Production and other taxes                    1,297           (963)            --            334
   Transportation                                1,567             --             --          1,567
   Depreciation, depletion and
      amortization                              45,231            951             --         46,182
   Allocated income taxes                       17,056          1,092             --
                                           -----------    -----------    -----------
      Net income from oil and
        gas operations                     $    31,677    $     2,547    $        --
                                           ===========    ===========    ===========
   General and administrative
      (inclusive of stock
       compensation)                                                                          7,163
                                                                                        -----------
           Total operating expenses                                                          69,495
                                                                                        -----------
 Income from operations                                                                      45,209

   Interest expense and
      dividends, net                                                                         (4,842)
                                                                                        -----------
 Income before income taxes                                                             $    40,367
                                                                                        ===========
 Total long-lived assets                   $   766,581    $    14,335    $    11,944    $   792,860
                                           ===========    ===========    ===========    ===========
 Additions to long-lived assets            $    45,086    $     5,840    $     1,386    $    52,312
                                           ===========    ===========    ===========    ===========

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

                                                                            Other
                                          United States    Australia    International      Total
                                          -------------   -----------   -------------   -----------
                                                               (In thousands)

 Six months ended June 30, 2001
 ---------------------------------
 Oil and gas revenues                      $   394,198    $    15,875    $        --    $   410,073
 Operating expenses:
   Lease operating                              36,793          6,781             --         43,574
   Production and other taxes                    8,860          3,721             --         12,581
   Transportation                                2,825             --             --          2,825
   Depreciation, depletion and
     amortization                              129,776          2,947             --        132,723
   Allocated income taxes                       75,580            728             --
                                           -----------    -----------    -----------
      Net income from oil and
        gas operations                     $   140,364    $     1,698    $        --
                                           ===========    ===========    ===========
   General and administrative
      (inclusive of stock
       compensation)                                                                         23,224
                                                                                        -----------
           Total operating expenses                                                         214,927
                                                                                        -----------
 Income from operations                                                                     195,146

   Interest expense and
      dividends, net                                                                        (12,999)
   Unrealized commodity derivative
      income                                                                                  4,161
                                                                                        -----------
 Income before income taxes                                                             $   186,308
                                                                                        ===========
 Total long-lived assets                   $ 1,351,270    $     9,177    $    21,351    $ 1,381,798
                                           ===========    ===========    ===========    ===========
 Additions to long-lived assets            $   674,078    $     1,348    $     5,108    $   680,534
                                           ===========    ===========    ===========    ===========

 Six months ended June 30, 2000
 ---------------------------------
 Oil and gas revenues                      $   192,953    $    19,573    $        --    $   212,526
 Operating expenses:
   Lease operating                              23,526          6,214             --         29,740
   Production and other taxes                    1,989             10             --          1,999
   Transportation                                3,103             --             --          3,103
   Depreciation, depletion and
      amortization                              84,317          3,076             --         87,393
   Allocated income taxes                       28,006          3,082             --
                                           -----------    -----------    -----------
      Net income from oil and
        gas operations                     $    52,012    $     7,191    $        --
                                           ===========    ===========    ===========
   General and administrative
      (inclusive of stock
       compensation)                                                                         14,098
                                                                                        -----------
           Total operating expenses                                                         136,333
                                                                                        -----------
 Income from operations                                                                      76,193

   Interest expense and
      dividends, net                                                                         (8,923)
                                                                                        -----------
 Income before income taxes                                                             $    67,270
                                                                                        ===========
 Total long-lived assets                   $   766,581    $    14,335    $    11,944    $   792,860
                                           ===========    ===========    ===========    ===========
 Additions to long-lived assets            $   220,135    $    13,859    $     1,514    $   235,508
                                           ===========    ===========    ===========    ===========

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


(5) Commodity Derivative Instruments and Hedging Activities

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, the Company recorded as cumulative effect adjustments a loss of $74.2 million (net of tax of $40.0 million) in accumulated other comprehensive loss and a loss of $4.8 million (net of tax of $2.6 million) in 2001 earnings. In addition, the adoption resulted in the recognition of $17.7 million of derivative assets and $139.3 million of derivative liabilities on the balance sheet on January 1, 2001.

         The Company maintains a commodity-price risk management strategy that utilizes derivative instruments in order to hedge against the variability in cash flows associated with the forecasted sale of its oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of derivatives also involves the risk that the counter parties to such instruments will be unable to meet the financial terms of such contracts.

         All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the variability in cash flows associated with the forecasted sale of its oil and gas production. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until the sale of the Company's oil and gas production is recorded in earnings). Such gains or losses are reported in oil and gas revenues on the consolidated statement of income. For the six months ended June 30, 2001, the Company had the following activity in the "Commodity derivatives" component of accumulated other comprehensive income (in thousands):



         Cumulative effect of accounting change, net of tax............ $(74,218)
         Reclassification adjustments for settled contracts,
           net of tax..................................................   67,445
         Change in fair value of outstanding hedging positions,
           net of tax..................................................   35,571
                                                                        --------
                                                                        $ 28,798
                                                                        ========

         The Company expects that within the next twelve months it will reclassify to earnings $30.2 million in after tax gains out of the net $28.8 million in after tax gains recorded in accumulated other comprehensive income at June 30, 2001.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


         Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. For the three and six month periods ended June 30, 2001, the Company recorded an unrealized gain of $5.7 million and $4.2 million, respectively, under the income statement caption "Unrealized commodity derivative income" representing the net of the ineffective portion of the Company's commodity derivative positions during the three and six month periods ended June 30, 2001 as well as the change in the time value component of the option contracts used in the Company's hedging strategy.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to the specific forecasted sale of oil or gas at its physical location. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting prospectively. The gain or loss on the derivative will remain in accumulated other comprehensive income or loss and will be reclassified into earnings when the forecasted transaction affects earnings. If hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing all subsequent changes in the fair value in current-period earnings. Hedge accounting was not discontinued during the period for any hedging instruments.

         SFAS 133 is complex and subject to a potentially wide range of interpretation in its application. There are currently several issues before the FASB and the potential exists for additional issues to be brought under its review. If subsequent FASB interpretations of SFAS 133 are different than the Company's current interpretation, it is possible that the application of SFAS 133 on the Company's financial statements will be modified.

         NATURAL GAS. As of June 30, 2001, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast natural gas production for 2001 and 2002.




                                                               NYMEX CONTRACT PRICE PER MMBTU
                                           ------------------------------------------------------------------------
                                                                       COLLARS
                                                     --------------------------------------------
                                                             FLOORS               CEILINGS         FLOOR CONTRACTS
                                             SWAPS   ---------------------- ---------------------  ----------------
                                 VOLUME IN (WEIGHTED               WEIGHTED              WEIGHTED          WEIGHTED   FAIR MARKET
            PERIOD                MMMBTUS   AVERAGE)    RANGE      AVERAGE     RANGE     AVERAGE   RANGE   AVERAGE     VALUE(1)
-------------------------------- --------  --------- -----------   -------- -----------  --------  ------  --------  -------------
July 2001 -- September 2001
  Price Swap Contracts .........    4,880   $ 5.14            --       --            --       --       --       --   $ 9.4 million
  Collar Contracts .............   12,100       --   $3.25-$5.00   $ 4.24   $3.85-$6.30   $ 4.80       --       --   $12.8 million
  Floor Contracts ..............    3,000       --            --       --            --       --   $ 5.35   $ 5.35   $ 6.4 million
October 2001 -- December 2001
  Price Swap Contracts .........    4,720   $ 4.63            --       --            --       --       --       --   $ 5.1 million
  Collar Contracts .............    5,140       --   $3.50-$4.75   $ 3.92   $4.50-$6.00   $ 5.16       --       --   $ 3.5 million
January 2002 -- March 2002
  Price Swap Contracts .........    1,500   $ 4.01            --       --            --       --       --       --   $ 0.4 million
  Collar Contracts .............    8,790       --   $3.50-$4.25   $ 3.79   $4.90-$9.95   $ 5.81       --       --   $ 3.6 million
April 2002 -- June 2002
  Collar Contracts .............    4,200       --   $3.75-$4.00   $ 3.98   $4.80-$6.00   $ 5.33       --       --   $ 3.3 million
July 2002 - September 2002
  Collar Contracts .............    4,200       --   $3.75-$4.00   $ 3.98   $4.80-$6.00   $ 5.32       --       --   $ 3.0 million
October 2002 - December 2002
  Price Swap Contracts .........      310   $ 2.73            --       --            --       --       --       --
  Collar Contracts .............    3,300       --   $      4.00   $ 4.00   $4.80-$6.10   $ 5.27       --       --   $ 2.0 million

----------
(1) Except for July 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at June 30, 2001. Because July 2001 NYMEX futures contracts expired on June 27, 2001, the fair market value of July 2001 hedging contracts represents the actual settlement value of such contracts.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


         In connection with the acquisition of Lariat in January 2001, the Company assumed certain commodity derivative instruments and designated them as cash flow hedges of the forecasted natural gas sales of the Company's production in Oklahoma. The table below presents the outstanding derivative instruments as of June 30, 2001.



                                                                  CONTRACT PRICE PER MMBTU
                                                            ------------------------------------
                                                              SWAPS             COLLARS
                                                VOLUME IN   (WEIGHTED   ------------------------      FAIR MARKET
                 PERIOD                          MMMBTUS     AVERAGE)     FLOORS       CEILINGS         VALUE(1)
 --------------------------------------------   ---------   ---------   -----------   ----------    ---------------
 July 2001 -- September 2001
   Price Swap Contracts......................     2,420       $4.11          --            --       $  2.4 million
 October 2001 -- December 2001
   Price Swap Contracts......................     2,420       $4.11          --            --       $  1.5 million
 January 2002 -- December 2002
   Price Swap Contracts......................     3,650       $2.62          --            --       $ (2.9 million)
 January 2003 -- March 2003
   Price Swap Contracts......................       900       $2.61          --            --       $ (0.8 million)


----------
(1) Except for July 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at June 30, 2001. Because July 2001 NYMEX futures contracts expired on June 27, 2001, the fair market value of July 2001 hedging contracts represents the actual settlement value of such contracts.


         OIL AND CONDENSATE. As of June 30, 2001, the Company had entered into commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast oil production for 2001 and 2002.


                                                                  NYMEX CONTRACT PRICE PER BBL
                                       ------------------------------------------------------------------------------
                                                                      COLLARS
                                                 ---------------------------------------------
                                                         FLOORS                CEILINGS            FLOOR CONTRACTS
                               VOLUME    SWAPS   ---------------------- ---------------------- ----------------------
                                 IN    (WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED  FAIR MARKET
          PERIOD                BBLS    AVERAGE)     RANGE     AVERAGE      RANGE     AVERAGE      RANGE     AVERAGE    VALUE(1)
----------------------------- -------- --------- ------------- -------- ------------- -------- ------------- -------- -------------
July 2001 -- September 2001
  Price Swap Contracts.......  391,000  $23.88        --           --        --           --        --         --     $(0.8 million)
  Collar Contracts...........  414,000    --     $24.00-$26.00  $25.19  $27.30-$30.75 $29.97        --         --     $ 0.2 million
  Floor Contracts............  207,000    --          --           --        --                $22.17-$27.04 $25.61   $ 0.2 million
October 2001 -- December 2001
  Price Swap Contracts.......  386,400  $23.24        --           --        --           --        --         --     $(1.0 million)
  Collar Contracts...........  345,000    --     $24.00-$25.25  $24.77  $27.30-$30.75 $29.26        --         --     $ 0.2 million
  Floor Contracts............  262,200    --          --           --        --           --   $22.17-$26.00 $25.28   $ 0.4 million
January 2002 -- March 2002
  Collar Contracts...........  697,500    --     $22.00-$25.00  $23.98  $25.75-$30.75 $28.12        --         --     $ 0.1 million
April 2002 -- June 2002
  Collar Contracts...........  637,000    --     $22.00-$25.00  $23.80  $25.75-$30.75 $27.86        --         --     $ 0.2 million
July 2002 -- September 2002
  Collar Contracts...........  529,000    --     $23.00-$25.00  $24.37  $26.75-$30.75 $28.59        --         --     $ 0.6 million
October 2002 -- December 2002
  Collar Contracts...........  368,000    --     $24.00-$25.00  $24.75  $27.50-$30.75 $28.98        --         --     $ 0.7 million


----------
(1) Except for July 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at June 30, 2001. Because July 2001 NYMEX futures contracts expired on June 20, 2001, the fair market value of July 2001 hedging contracts represents the actual settlement value of such contracts.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


         With respect to any particular swap transaction, the counter party is required to make a payment to the Company in the event that the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counter party in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counter party is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counter party if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor transaction, the counter party is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

(6) Treasury Stock

         On May 4, 2001, the Company announced that its Board of Directors authorized the expenditure of up to $50 million to repurchase shares of the Company's common stock. During the second quarter of 2001, the Company repurchased 512,000 shares of its common stock for total consideration of $16.4 million, an average of $31.97 per share. Additional repurchases may be effected from time to time in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate. As of August 1, 2001, no shares had been purchased during the third quarter of 2001.

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

         Our results of operations and cash flows may vary significantly from quarter to quarter as a result of development operations, commodity prices, the curtailment of production in association with work over and recompletion activities and the incurrence of expenses related thereto and the timing of crude oil offloadings from inventory in Australia. Consequently, quarterly results of operations and cash flows may not be indicative of results for the full year.

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

         We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. Please see the discussion in Note 5, "Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report.

         In the fourth quarter of 2000 we adopted SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at lower of cost or market, which is a change from our historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on our consolidated statement of income for the six month period ended June 30, 2000. The adoption of SAB No. 101 does not affect any period prior to our acquisition in Australia.

         As a result of the adoption of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have reclassified to operating expenses, for all periods presented, third party costs incurred to transport production to our sales point. Such costs previously were recorded as a reduction of the related revenues. This reclassification had no effect on previously reported net income. Approximately $1.6 million and $3.1 million were reclassified pursuant to EITF No. 00-10 for the three and six month periods ended June 30, 2000, respectively.

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved its proposed SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

         SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group or in a business combination. The statement will supersede Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," but continues provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.

         The FASB recently approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil & gas production facilities, etc.) that an entity is legally obligated to incur. Implementation of this standard is required no later than January 1, 2003, with earlier application encouraged. We will further evaluate the impact and timing of implementing SFAS No. 143 when the final standard is issued.

         Explanation of some commonly used oil and gas terms can be found under the caption "Commonly Used Oil and Gas Terms" at the end of Management's Discussion and Analysis.


RESULTS OF OPERATIONS

         The following table presents information about our oil and gas production and realized prices.



                                                Three Months Ended              Six Months Ended
                                                      June 30,                     June 30,
                                             -------------------------     -------------------------
                                                2001           2000           2001           2000
                                             ----------     ----------     ----------     ----------
PRODUCTION:
  UNITED STATES
     Natural gas (Bcf) .................           35.5           26.8           66.3           49.5
     Oil and condensate (MBbls) ........          1,374            961          2,615          1,875
     Total (Bcfe) ......................           43.7           32.6           81.9           60.8
  AUSTRALIA(2)
     Oil and condensate (MBbls) ........            342            203            581            711
     Total (Bcfe) ......................            2.1            1.2            3.5            4.2
  TOTAL
     Natural gas (Bcf) .................           35.5           26.8           66.3           49.5
     Oil and condensate (MBbls) ........          1,716          1,164          3,196          2,586
     Total (Bcfe) ......................           45.8           33.8           85.4           65.0

AVERAGE REALIZED PRICES:(1)
  UNITED STATES
     Natural gas (per Mcf) .............     $     4.39     $     3.21     $     4.94     $     2.97
     Oil and condensate (per Bbl) ......          24.45          22.01          24.57          22.88
  AUSTRALIA(2)
     Oil and condensate (per Bbl) ......     $    28.02     $    28.70     $    27.30     $    27.52
  TOTAL
     Natural gas (per Mcf) .............     $     4.39     $     3.21     $     4.94     $     2.97
     Oil and condensate (per Bbl) ......          25.16          23.17          25.06          24.15

 ----------
(1) As discussed above, as the result of the adoption of EITF No. 00-10, we have reclassified third party transportation costs as operating expenses. Previously, such costs were recorded as a reduction of the related revenue. However, for purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduces the realized price of natural gas by $0.03 and $0.04 for the three months ended June 30, 2001 and 2000, respectively, and by $0.03 and $0.05 for the six months ended June 30, 2001 and 2000, respectively. The realized price of oil and condensate is reduced by $0.30 and $0.38 for the three months ended June 30, 2001 and 2000, respectively, and by $0.27 and $0.32 for the six months ended June 30, 2001 and 2000, respectively. Average realized prices include the effect of hedges.

(2) Represents oil and condensate sold during the period rather than production.

PRODUCTION

NATURAL GAS. The increase in gas production was primarily related to the acquisition of producing properties in South Texas in February 2000, the acquisition of Lariat Petroleum in January 2001, development projects in the Gulf of Mexico and the success of our drilling program. Gains in production were partially offset by natural declines from other producing properties.

CRUDE OIL AND CONDENSATE. The increase in oil and condensate production is mainly due to the acquisition of Lariat Petroleum in January 2001 and development projects at Vermilion 215 and Eugene Island 198/199/202. These increases were offset during the six-month period ended June 30, 2001 by the decrease in reported Australian crude oil production caused by the timing of liftings of crude oil from our two FPSOs.

EFFECT OF HEDGING ON REALIZED PRICES

                                                   Average Realized Prices       Ratio of
                                                  -------------------------     Hedged to
                                                    With          Without       Non-Hedged
                                                    Hedge          Hedge         Price(1)
                                                  ----------     ----------     ----------
 Natural Gas
     Three months ended June 30, 2000..........     $ 3.21         $ 3.49           92%
     Three months ended June 30, 2001..........     $ 4.39         $ 4.64           95%
     Six months ended June 30, 2000............     $ 2.97         $ 3.08           96%
     Six months ended June 30, 2001............     $ 4.94         $ 5.75           86%

 Crude Oil and Condensate
     Three months ended June 30, 2000..........     $23.17         $27.53           84%
     Three months ended June 30, 2001..........     $25.16         $26.10           96%
     Six months ended June 30, 2000............     $24.15         $28.06           86%
     Six months ended June 30, 2001............     $25.06         $26.62           94%

----------
(1) This ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.


OPERATING EXPENSES

         The following table presents information about our operating expenses for the three months ended June 30, 2001 and 2000.

                                                   UNIT OF PRODUCTION (PER MCFE)           AMOUNT (IN MILLIONS)
                                                  ------------------------------     -------------------------------
                                                  Three Months Ended                 Three Months Ended
                                                      June 30,       Percentage           June 30,        Percentage
                                                  ------------------   Increase      -------------------   Increase
                                                   2001       2000    (Decrease)       2001        2000   (Decrease)
                                                  ------     -------  ----------     -------     -------  ----------
   UNITED STATES
      Lease operating...........................   $0.42      $0.37       14%        $18,508     $12,052      54%
      Production and other taxes................    0.10       0.04      150%          4,415       1,297     240%
      Transportation............................    0.04       0.05      (20%)         1,563       1,567       0%
      Depreciation, depletion and amortization..    1.59       1.39       14%         69,783      45,231      54%
      General and administrative (exclusive of
        stock compensation). ...................    0.25       0.19       32%         11,051       6,239      77%
   AUSTRALIA
      Lease operating...........................   $2.07      $1.80       15%        $ 4,242     $ 2,197      93%
      Production and other taxes................    0.51      (0.79)     165%          1,048        (963)   (209%)
      Transportation............................      --         --       --              --          --      --
      Depreciation, depletion and amortization..    0.87       0.79       10%          1,794         951      87%
      General and administrative (exclusive of
        stock compensation).....................    0.09       0.01      800%            185          18     928%
   TOTAL
      Lease operating...........................   $0.50      $0.42       19%        $22,750     $14,249      60%
      Production and other taxes................    0.12       0.01    1,100%          5,463         334   1,536%
      Transportation............................    0.03       0.05      (40%)         1,563       1,567       0%
      Depreciation, depletion and amortization..    1.56       1.37       14%         71,577      46,182      55%
      General and administrative (exclusive of
        stock compensation).....................    0.25       0.19       32%         11,236       6,257      80%

         Operating expenses during the three-month period ended June 30, 2001 were impacted by the following:

         - The per unit of production increase in domestic lease operating expense reflects higher oilfield service and related costs in the Gulf of Mexico. The 15% increase in our Australian lease operating expense per Mcfe is due mainly to downtime while performing several non-routine maintenance operations on our FPSOs during the second quarter of 2001, which resulted in increased expenses and lower production.

         - The significant increase in production and other taxes in the second quarter of 2001 is primarily due to our acquisition of three producing gas fields in South Texas in February 2000, the acquisition of Lariat Petroleum in January 2001 and a higher natural gas price environment during the second quarter of 2001. The increase in production and other taxes in Australia is due to revised estimates of such taxes during the second quarter of 2000 as a result of changes in the timing of anticipated future capital expenditures in Australia.

         - The increase in our domestic depreciation, depletion and amortization rate is primarily the result of increases in the cost of drilling goods and services, platform and facilities construction, industry transportation cost and the completion of several higher cost wells.

         - The increase in general and administrative expense for the second quarter of 2001 is due primarily to an increase in performance based pay and our growing workforce. Performance based compensation excluding stock compensation expense, as a component of general and administrative expense, increased from $2.6 million, or $0.08 per Mcfe, for the three months ended June 30, 2000, to $4.3 million or $0.09 per Mcfe, for the three months ended June 30, 2001. The increase in performance based compensation is a result of higher earnings during the second quarter of 2001 as compared to the comparable period of 2000. Performance based pay is limited by profitability. The significant increase in general and administrative expense on a unit of production basis in Australia is due to the timing of liftings from our two FPSOs during the second quarter of 2001 as compared to the same period of 2000 and lower production as a result of downtime while performing non-routine maintenance on the FPSOs.

         The following table presents information about our operating expenses for the six months ended June 30, 2001 and 2000.

                                                   UNIT OF PRODUCTION (PER MCFE)          AMOUNT (IN MILLIONS)
                                                  ------------------------------   --------------------------------
                                                  Six Months Ended                   Six Months Ended
                                                      June 30,      Percentage           June 30,        Percentage
                                                  ----------------   Increase      --------------------   Increase
                                                   2001      2000   (Decrease)        2001       2000    (Decrease)
                                                  ------    ------  ----------     ---------   --------  ----------
   UNITED STATES
      Lease operating...........................   $0.45     $0.39      15%        $ 36,793     $23,526      56%
      Production and other taxes................    0.11      0.03     267%           8,860       1,989     345%
      Transportation............................    0.03      0.05     (40%)          2,825       3,103      (9%)
      Depreciation, depletion and amortization..    1.58      1.39      14%         129,776      84,317      54%
      General and administrative (exclusive of
        stock compensation). ...................    0.26      0.21      24%          21,492      12,537      71%
   AUSTRALIA
      Lease operating...........................   $1.94     $1.46      33%        $  6,781     $ 6,214      (9%)
      Production and other taxes................    1.07      0.00     100%           3,721          10  37,110%
      Transportation............................      --        --      --               --          --      --
      Depreciation, depletion and amortization..    0.85      0.72      18%           2,947       3,076      (4%)
      General and administrative (exclusive of
        stock compensation).....................    0.12      0.02     500%             434          66     558%
   TOTAL
      Lease operating...........................   $0.51     $0.46      11%        $ 43,574     $29,740      47%
      Production and other taxes................    0.15      0.03     400%          12,581       1,999     529%
      Transportation............................    0.03      0.05     (40%)          2,825       3,103      (9%)
      Depreciation, depletion and amortization..    1.55      1.34      16%         132,723      87,393      52%
      General and administrative (exclusive of
        stock compensation).....................    0.26      0.19      37%          21,926      12,603      74%

         Operating expenses during the six-month period ended June 30, 2001 were impacted by the following:

         - The per unit of production increase in domestic lease operating expense reflects higher oilfield service and related costs in the Gulf of Mexico. The 33% increase in our Australian lease operating expense per Mcfe is due mainly to downtime while performing several non-routine maintenance operations on our FPSOs during the first six months 2001, which resulted in increased expenses and lower production.

         - The significant increase in production and other taxes in the six months ended June 30, 2001 is primarily due to our acquisition of three producing gas fields in South Texas in February 2000, the acquisition of Lariat Petroleum in January 2001 and a higher natural gas price environment during the first six months of 2001. The increase in production and other taxes in Australia is due to revised estimates of such taxes during the second quarter of 2000 as a result of changes in the timing of anticipated future capital expenditures in Australia.

         - The increase in our domestic depreciation, depletion and amortization rate is primarily the result of increases in the cost of drilling goods and services, platform and facilities construction, industry transportation cost and the completion of several higher cost wells.

         - The increase in general and administrative expense for the six months ended June 30, 2001 is due primarily to an increase in performance based pay and our growing workforce. Performance based compensation excluding stock compensation expense, as a component of general and administrative expense, increased from $4.4 million, or $0.07 per Mcfe, for the six months ended June 30, 2000, to $9.5 million or $0.11 per Mcfe, for the six months ended June 30, 2001. The increase in performance based compensation is a result of higher earnings during the first six months of 2001 as compared to the same period of 2000. Performance based pay is limited by profitability. The significant increase in general and administrative expense on a unit of production basis in Australia is due to the timing of liftings from our two FPSOs during the first six months of 2001 as compared to the same period of 2000 and lower production as a result of downtime while performing non-routine maintenance on the FPSOs.

INTEREST EXPENSE AND DIVIDENDS

         We incur interest expense on our $125 million principal amount 7.45% Senior Notes due 2007, our $175 million principal amount 7 5/8% Senior Notes due 2011 and on borrowings under our reserve-based revolving credit facility and money market credit lines. Outstanding borrowings under the credit facility and money market lines of credit may vary significantly from period to period. We pay dividends on the 6.5% convertible trust preferred securities we issued in August 1999.


                                                          Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
                                                          ------------------     ----------------
                                                           2001        2000       2001      2000
                                                          ------      ------     ------    ------
                                                                         (In millions)

 Gross interest expense................................   $  6.6      $  4.3     $ 13.7    $  7.7
 Capitalized interest..................................     (2.8)       (1.4)      (4.2)     (2.6)
                                                          ------      ------     ------    ------
 Net interest expense..................................      3.8         2.9        9.5       5.1
 Dividends on preferred securities.....................      2.3         2.3        4.7       4.7
                                                          ------      ------     ------    ------
 Total interest expense and dividends..................   $  6.1      $  5.2     $ 14.2    $  9.8
                                                          ======      ======     ======    ======


         Our higher total interest expense for the three and six month period ended June 30, 2001 is the result of borrowings in January 2001 to partially finance the acquisition of Lariat Petroleum. A higher percentage of our interest costs were capitalized during the three month period ended June 30, 2001 as a result of the acquisition of Lariat Petroleum. At June 30, 2001, borrowings under our credit facility were $52 million.


UNREALIZED COMMODITY DERIVATIVE INCOME

         As a result of our adoption of SFAS No. 133 effective January 1, 2001, we are now required to record all derivative instruments on the balance sheet at fair value. The $5.7 million and $4.1 million unrealized income for the three and six months ended June 30, 2001, respectively, represent the net of the ineffective portion of our commodity derivative hedge positions and the change in the time value component of the option contracts used in our hedging strategy.


TAXES

         The effective tax rate for the three and six month periods ended June 30, 2001 was 35% and 36%, respectively, as compared to 33% and 34% for the comparable periods in 2000. The effective tax rates were slightly greater than the statutory tax rate in 2001 as a result of state income taxes associated with the acquisition of Lariat Petroleum.


LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. We had a working capital surplus of $42.5 million at June 30, 2001. This compares to a working capital surplus of $38.1 million at December 31, 2000. Working capital balances may fluctuate from quarter to quarter to the extent we increase or decrease borrowings under our revolving credit facility.

         CAPITAL RESOURCES. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital, public debt and bank borrowings.

         DEBT. The banks participating in our facility have committed to lend the Company up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments, which is reduced by the aggregate outstanding principal amount of any senior notes issued by us (currently $300 million). The borrowing base is currently $510 million and is redetermined at least semi-annually. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The new facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The new facility matures in January 2004. We also have money market lines of credit with various banks in an amount limited by the credit facility to $40 million. At June 30, 2001, we had outstanding borrowings under the credit facility of $42 million and $10 million outstanding borrowings under the money market lines of credit. Consequently, at June 30, 2001, we had approximately $200 million of available capacity under our credit arrangements.

         CASH FLOW FROM OPERATIONS. Our net cash flow from operations for the six months ended June 30, 2001 increased 102% over the comparable period of 2000 to $285.7 million. This increase in cash flow is primarily due to sharply higher commodity prices for gas, higher production volumes and changes in working capital.

         CAPITAL EXPENDITURES. We made capital expenditures of $575.5 million in the first six months of 2001. This includes $45.4 million for exploration, $167.1 million for exploitation and development projects and $363.0 million for property acquisitions, including the $333 million paid for Lariat Petroleum. We have budgeted $224 million for capital spending for the remainder of 2001. Approximately $60 million has been budgeted for domestic exploration projects and $133 million for domestic exploitation and development drilling and the construction of platforms, facilities and pipelines. International spending is estimated at $19 million for the remainder of 2001. Acquisitions are opportunistic and are generally not budgeted under our capital program. We continue to pursue attractive acquisition opportunities, however, the timing, size and purchase price of acquisitions are unpredictable. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

HEDGING

         We enter into various commodity price hedging contracts with respect to a portion of our anticipated future natural gas and crude oil production. During 2000, approximately 47% of our equivalent production was subject to hedge positions. As of August 1, 2001, approximately 62% of our anticipated production for 2001 was or is subject to hedge positions. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counter parties will be unable to meet the financial terms of such transactions. Such contracts are accounted for as derivatives in accordance with SFAS No. 133. Please see the discussion in
Note 5, "Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report.

         Historically, we have entered into hedging arrangements with respect to a portion of our anticipated future production offshore and onshore near the Gulf Coast. In connection with our acquisition of Lariat Petroleum in January 2001, we assumed natural gas hedges entered into by Lariat with respect to a portion of its anticipated future production in Oklahoma.

         Please see the tables in Note 5, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of our hedging contracts as of June 30, 2001 and the fair value of those contracts as of that date.

         In addition to the hedging contracts in Note 5, we have entered into several contracts after June 30, 2001 for both our natural gas and crude and condensate production. Specifically, we have added 8,400 MMMbtus of natural gas swaps for the period of September 2001 through December 2001 at a weighted average fixed price of $3.56 per MMbtu and 18,600 MMMbtus of natural gas swaps for the calendar year 2002 at a weighted average fixed price of $3.67 per MMbtu. Additionally, we added 1.1 million barrels of crude and condensate swaps for the period from October 2001 through March 2003 at a weighted average price of $24.92 per barrel and 0.8 million barrels in the form of floors with a weighted average price of $21.15 per barrel for the same period. We continue to evaluate additional hedging transactions for the remainder of 2001 and future years.

STOCK REPURCHASE PROGRAM

         On May 4, 2001, we announced that our Board of Directors authorized the expenditure of up to $50 million to repurchase shares of our common stock. We purchased 512,000 shares during the second quarter of 2001 for total consideration of $16.4 million, an average of $31.97 per share. Additional repurchases may be effected from time to time in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, purchases will be at times and in amounts as we deem appropriate. As of August 1, 2001, no shares had been purchased during the third quarter of 2001.

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

FORWARD LOOKING INFORMATION

         Certain of the statements set forth in this report regarding planned capital expenditures, drilling plans, other capital activities and the financing of capital expenditures are forward looking and are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services, the availability of capital resources and other factors described in our annual report on Form 10-K for the year ended December 31, 2000. In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks.

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

 NYMEX.           The New York Mercantile Exchange

                              Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         At the May 3, 2001 Annual Meeting of Stockholders, our stockholders voted on two matters. As of the March 6, 2001 record date, 44,680,331 shares of common stock were outstanding and entitled to vote at the meeting.

         (1)      Election of Eleven Directors:

                  Our stockholders elected the eleven nominees for director until the next annual meeting by the following vote:

                     Nominee Elected              For               Withheld
                    -----------------         -----------        ------------
                    Joe B. Foster             29,970,253           7,807,342
                    David A. Trice            29,970,583           7,807,012
                    Charles W. Duncan, Jr.    37,563,682             213,913
                    Howard H. Newman          37,566,362             211,233
                    Thomas G. Ricks           37,566,962             210,633
                    C.E. (Chuck) Shultz       37,566,902             210,693
                    Terry Huffington          37,566,962             210,633
                    Dennis R. Hendrix         36,679,814           1,097,781
                    Philip J. Burguieres      37,097,954             679,641
                    Randy A. Foutch           29,970,013           7,807,582
                    Claire S. Farley          37,565,972             211,623



         (2)      Appointment of Independent Public Accountants:

                  The stockholders ratified the appointment of Pricewaterhouse-Coopers LLP as our independent auditors for 2001 by the following vote:

                                                                 Abstentions and
                     For                    Against              Broker Non-Votes
                  -----------             -----------            ----------------
                  37,510,174                245,217                   22,204

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10 Second Amendment Agreement, dated as of May 1, 2001, amending our Credit Agreement (the Credit Agreement was included as Exhibit 10.2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2001 (File No. 1-12534))

         (b)      Reports on Form 8-K:

                  On May 17, 2001, we filed a Current Report on Form 8-K announcing the expenditure of up to $50 million to repurchase shares of our common stock.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEWFIELD EXPLORATION COMPANY



 Date: August 3, 2001             By:  /s/     TERRY W. RATHERT
                                     ------------------------------
                                     Terry W. Rathert
                                     Vice President and Chief Financial Officer
                                     (Authorized Officer and Principal
                                     Financial Officer)

                                  EXHIBIT INDEX


      EXHIBIT
      NUMBER      DESCRIPTION
      -------     -----------

         10 Second Amendment Agreement, dated as of May 1, 2001, amending our Credit Agreement (the Credit Agreement was included as
                  Exhibit 10.2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2001
                  (File No. 1-12534))