Form 10-Q
period 2001-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2001-11-01
CIK 912750

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                         Commission file number 1-12534

                                   ----------

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

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]



As of November 1, 2001, there were 43,990,178 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.





================================================================================

                                TABLE OF CONTENTS




                                     PART I

                                                                             Page
                                                                             ----
 Item 1.  Financial Statements:
            Consolidated Balance Sheet as of September 30, 2001
               and December 31, 2000 .....................................     1

            Consolidated Statement of Income for the three and nine months
               ended September 30, 2001 and 2000 .........................     2

            Consolidated Statement of Cash Flows for the
               nine months ended September 30, 2001 and 2000 .............     3

            Consolidated Statement of Stockholders' Equity
               for the nine months ended September 30, 2001 ..............     4

            Notes to Consolidated Financial Statements ...................     5

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................    15



                                     PART II


 Item 6.  Exhibits and Reports on Form 8-K ...............................    24

                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                   (Unaudited)

                                                     September 30,    December 31,
                                                         2001             2000
                                                     -------------    ------------
                       ASSETS
Current assets:
  Cash and cash equivalents ......................   $      33,195    $     18,451
  Accounts receivable-oil and gas ................         103,641         147,643
  Inventories ....................................          10,796           7,572
  Commodity derivatives ..........................          75,001              --
  Other current assets ...........................          13,347           5,891
                                                     -------------    ------------
    Total current assets .........................         235,980         179,557
                                                     -------------    ------------
Oil and gas properties (full cost method, of which
  $161,656 at September 30, 2001 and $106,783 at
  December 31, 2000 were excluded from
  amortization) ..................................       2,434,784       1,589,150
Less-accumulated depreciation, depletion and
  amortization ...................................        (961,427)       (756,243)
                                                     -------------    ------------
                                                         1,473,357         832,907
                                                     -------------    ------------
Furniture, fixtures and equipment, net ...........           7,049           4,028
Commodity derivatives ............................          16,254              --
Other assets .....................................          10,260           6,758
                                                     -------------    ------------
    Total assets .................................   $   1,742,900    $  1,023,250
                                                     =============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................   $       7,101    $     10,209
  Other accrued liabilities ......................         162,817         128,190
  Advances from joint owners .....................           2,085           2,661
  Commodity derivatives ..........................           4,719              --
                                                     -------------    ------------
    Total current liabilities ....................         176,722         141,060
                                                     -------------    ------------
Other liabilities ................................           7,926           6,030
Commodity derivatives ............................           3,117              --
Long-term debt ...................................         393,620         133,711
Deferred taxes ...................................         258,603          79,244
                                                     -------------    ------------
    Total long-term liabilities ..................         663,266         218,985
                                                     -------------    ------------
Company-obligated, mandatorily redeemable,
 convertible preferred securities of Newfield
 Financial Trust I ...............................         143,750         143,750
                                                     -------------    ------------
Commitments and contingencies ....................              --              --
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized, no shares issued) .........              --              --
  Common stock ($0.01 par value, 100,000,000
    shares authorized; 44,792,809 and
    42,625,764 shares issued at September 30, 2001
    and December 31, 2000, respectively) .........             448             426
Additional paid-in capital .......................         361,663         286,811
Treasury stock (at cost, 859,431 and 18,463
  shares at September 30, 2001 and December 31,
  2000, respectively) ............................         (25,751)           (399)
Unearned compensation ............................          (8,535)         (6,201)
Accumulated other comprehensive income (loss) -
  Foreign currency translation adjustment ........          (8,106)         (4,644)
  Commodity derivatives ..........................          37,917              --
Retained earnings ................................         401,526         243,462
                                                     -------------    ------------
    Total stockholders' equity ...................         759,162         519,455
                                                     -------------    ------------
    Total liabilities and stockholders' equity ...   $   1,742,900    $  1,023,250
                                                     =============    ============



           The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                          ------------------------    ------------------------
                                                             2001          2000          2001          2000
                                                          ----------    ----------    ----------    ----------
Oil and gas revenues ..................................   $  183,259    $  150,431    $  593,332    $  362,957
                                                          ----------    ----------    ----------    ----------
Operating expenses:
  Lease operating .....................................       30,245        17,780        73,819        47,520
  Production and other taxes ..........................        3,311         1,802        15,892         3,801
  Transportation ......................................        1,325         1,568         4,150         4,671
  Depreciation, depletion and amortization ............       74,259        50,989       206,982       138,382
  Ceiling test write-down .............................           --           503            --           503
  General and administrative (includes non-cash
    stock compensation of $729 and $767 for the
    three months ended September 30, 2001 and 2000,
    respectively, and $2,027 and $2,262 for the
    nine months ended September 30, 2001 and 2000,
    respectively) .....................................       12,135         8,803        35,359        22,901
                                                          ----------    ----------    ----------    ----------
    Total operating expenses ..........................      121,275        81,445       336,202       217,778
                                                          ----------    ----------    ----------    ----------

Income from operations ................................       61,984        68,986       257,130       145,179

Other income (expenses):
  Interest income .....................................          316           580         1,458         1,502
  Interest expense ....................................       (6,897)       (3,815)      (20,520)      (11,552)
  Capitalized interest ................................        2,354         1,374         6,508         3,938
  Dividends on convertible preferred
    securities of Newfield Financial Trust I ..........       (2,336)       (2,336)       (7,008)       (7,008)
  Unrealized commodity derivative income ..............       11,101            --        15,262            --
                                                          ----------    ----------    ----------    ----------
                                                               4,538        (4,197)       (4,300)      (13,120)
                                                          ----------    ----------    ----------    ----------
Income before income taxes ............................       66,522        64,789       252,830       132,059
Income tax provision:
  Current .............................................          473         8,447        30,961        22,894
  Deferred ............................................       23,073        12,790        59,011        21,014
                                                          ----------    ----------    ----------    ----------
                                                              23,546        21,237        89,972        43,908
                                                          ----------    ----------    ----------    ----------
Income before cumulative effect of change in
  accounting principles ...............................       42,976        43,552       162,858        88,151
Cumulative effect of change in accounting
  principles, net of tax
    Adoption of SAB 101 ...............................           --            --            --        (2,360)
    Adoption of SFAS 133 ..............................           --            --        (4,794)           --
                                                          ----------    ----------    ----------    ----------
Net income ............................................   $   42,976    $   43,552    $  158,064    $   85,791
                                                          ==========    ==========    ==========    ==========
Earnings per share
  Basic -
    Income before cumulative effect of
      change in accounting principles .................   $     0.97    $     1.02    $     3.67    $     2.09
    Cumulative effect of change in
      accounting principles ...........................           --            --         (0.11)        (0.06)
                                                          ----------    ----------    ----------    ----------
    Net income ........................................   $     0.97    $     1.02    $     3.56    $     2.03
                                                          ==========    ==========    ==========    ==========
  Diluted -
    Income before cumulative effect of
      change in accounting principles .................   $     0.91    $     0.95    $     3.42    $     1.97
    Cumulative effect of change in
      accounting principles ...........................           --            --         (0.10)        (0.05)
                                                          ----------    ----------    ----------    ----------
    Net income ........................................   $     0.91    $     0.95    $     3.32    $     1.92
                                                          ==========    ==========    ==========    ==========
Weighted average number of shares outstanding
   for basic earnings per share .......................       44,219        42,493        44,344        42,260
                                                          ==========    ==========    ==========    ==========
Weighted average number of shares outstanding
   for diluted earnings per share .....................       48,798        47,366        49,014        47,158
                                                          ==========    ==========    ==========    ==========


           The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------
Cash flows from operating activities:
    Net income ..................................   $    158,064    $     85,791

Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion
        and amortization ........................        206,982         138,382
      Deferred taxes ............................         59,011          21,014
      Stock compensation ........................          2,027           2,262
      Unrealized commodity derivative income ....        (15,262)             --
      Cumulative effect of change in
        accounting principles ...................          4,794           2,360
      Ceiling test write-down ...................             --             503
                                                    ------------    ------------
                                                         415,616         250,312
    Changes in assets and liabilities, net of
      business acquired:
      (Increase) decrease in accounts receivable-
        oil and gas .............................         72,640         (28,341)
      Increase in inventories ...................         (4,142)         (4,992)
      Increase in other current assets ..........         (8,421)           (810)
      (Increase) decrease in other assets .......         (8,212)            477
      Increase (decrease) in accounts payable
        and accrued liabilities .................         (5,797)         28,592
      Increase (decrease) in advances from
        joint owners ............................           (576)          5,845
      Increase (decrease) in other liabilities ..          1,983          (3,536)
                                                    ------------    ------------
        Net cash provided by
          operating activities ..................        463,091         247,547
                                                    ------------    ------------
Cash flows from investing activities:
      Acquisition of Lariat Petroleum,
        net of cash acquired ....................       (264,089)             --
      Additions to oil and gas properties .......       (417,806)       (287,781)
      Additions to furniture, fixtures and
        equipment ...............................         (3,468)         (1,097)
                                                    ------------    ------------
        Net cash used in investing activities ...       (685,363)       (288,878)
                                                    ------------    ------------
Cash flows from financing activities:
      Proceeds from borrowings ..................      1,110,000         158,000
      Repayments of borrowings ..................     (1,025,000)       (120,000)
      Proceeds from issuance of senior notes ....        174,879              --
      Proceeds from issuance of common
       stock, net ...............................          1,795           5,875
      Purchases of treasury stock ...............        (25,352)             --
                                                    ------------    ------------
        Net cash provided by financing
          activities ............................        236,322          43,875
                                                    ------------    ------------
Effect of exchange rate changes on cash and
      cash equivalents ..........................            694            (432)
                                                    ------------    ------------
Increase in cash and cash equivalents ...........         14,744           2,112
Cash and cash equivalents, beginning of period ..         18,451          41,841
                                                    ------------    ------------
Cash and cash equivalents, end of period ........   $     33,195    $     43,953
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

                          NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                                             Accumulated
                                 Common Stock     Additional   Treasury Stock                                   Other
                              ------------------   Paid-in    -----------------     Unearned     Retained   Comprehensive
                                Shares    Amount   Capital    Shares    Amount    Compensation   Earnings   Income (Loss)
                              ----------  ------  ----------  -------   -------   ------------   --------   -------------
Balance, December 31,
  2000 .....................  42,625,764  $  426  $  286,811  (18,463)  $  (399)  $     (6,201)  $243,462   $      (4,644)
  Issuance of common
    stock ..................   2,047,077      21      69,628
  Purchase of treasury
    stock ..................
  Issuance of
    restricted stock,
    less amortization
    of $589 ................     119,968       1       4,359                            (3,771)
Treasury Stock .............                                 (840,968)  (25,352)
Cancellation of
     restricted stock ......
  Amortization of stock
    compensation ...........                                                             1,437
  Tax benefit from
    exercise of
    stock options ..........                             865
Comprehensive Income:
  Net income ...............                                                                      158,064
  Foreign currency
    translation
    adjustment .............                                                                                       (3,462)
  Cumulative effect of
    accounting change,
    net of tax of $39,964 ..                                                                                      (74,218)
  Reclassification
    adjustments for
    settled contracts,
    net of tax of
    $24,242 ................                                                                                       45,021
  Changes in fair value
    of outstanding
    hedging positions,
    net of tax of
    $36,138 ................                                                                                       67,114

        Total
         Comprehensive
          Income ...........
                              ----------  ------  ----------  --------  --------   ------------   --------   -------------
Balance, September 30,
 2001 ......................  44,792,809  $  448  $  361,663  (859,431) $(25,751)  $     (8,535)  $401,526   $      29,811
                              ==========  ======  ==========  ========  ========   ============   ========   =============

                                  Total
                              Stockholders'
                                 Equity
                              -------------
Balance, December 31,
  2000 .....................  $     519,455
  Issuance of common
    stock ..................         69,649
  Purchase of treasury
    stock ..................
  Issuance of
    restricted stock,
    less amortization
    of $589 ................            589
Treasury Stock .............        (25,352)
Cancellation of
     restricted stock ......
  Amortization of stock
    compensation ...........          1,437
  Tax benefit from
    exercise of
    stock options ..........            865
Comprehensive Income:
  Net income ...............        158,064
  Foreign currency
    translation
    adjustment .............         (3,462)
  Cumulative effect of
    accounting change,
    net of tax of $39,964 ..        (74,218)
  Reclassification
    adjustments for
    settled contracts,
    net of tax of
    $24,242 ................         45,021
  Changes in fair value
    of outstanding
    hedging positions,
    net of tax of
    $36,138 ................         67,114
                              -------------
        Total
         Comprehensive
          Income ...........        192,519
                              -------------
Balance, September 30,
 2001 ......................  $     759,162
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

         In the fourth quarter of 2000 we adopted SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at lower of cost or market, which is a change from our historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million,or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on our consolidated statement of income for the nine month period ended September 30, 2000. The adoption of SAB No. 101 does not affect any period prior to our acquisition in Australia.

         As a result of the adoption of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have reclassified to operating expenses, for all periods presented, third party costs incurred to transport production to our sales point. Such costs previously were recorded as a reduction of the related revenues. This reclassification had no effect on previously reported net income. Approximately $1.6 million and $4.7 million were reclassified pursuant to EITF No. 00-10 for the three and nine month periods ended September 30, 2000, respectively.

         These consolidated financial statements and the notes thereto should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2000 included in the Company's Current Report on Form 8-K dated October 4, 2001.

Accounting Changes

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. See Note 6, "Commodity Derivative Instruments and Hedging Activities."

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved its proposed SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         Under SFAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

         SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets," but continue provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.

         The FASB recently issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil & gas production facilities, etc.) that an entity is legally obligated to incur. Implementation of this standard is required no later than January 1, 2003, with earlier application encouraged.
The Company is currently assessing the impact of this standard.

         In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which clarified certain implementation issues arising from SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This standard is effective for the Company on January 1, 2002. The Company is currently assessing the impact of this standard.

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

         The following is a calculation of basic and diluted weighted average shares outstanding for each of the three and nine month periods ended September 30, 2001 and 2000.



                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
                                                  (In thousands, except per share data):
 Income (numerator):
    Income - basic ..........................   $ 42,976   $ 43,552   $158,064   $ 85,791
    After tax dividends on convertible
       trust preferred securities ...........      1,518      1,518      4,555      4,555
                                                --------   --------   --------   --------
    Income - diluted ........................   $ 44,494   $ 45,070   $162,619   $ 90,346
                                                ========   ========   ========   ========

 Shares (denominator):
    Shares - basic ..........................     44,219     42,493     44,344     42,260
    Dilution effect of stock options
      outstanding at end of period ..........        656        950        747        975
    Dilution effect of convertible
      trust preferred securities ............      3,923      3,923      3,923      3,923
                                                --------   --------   --------   --------
    Shared - diluted ........................     48,798     47,366     49,014     47,158
                                                ========   ========   ========   ========

 Earnings per share:
     Basic ..................................   $   0.97   $   1.02   $   3.56   $   2.03
     Diluted ................................   $   0.91   $   0.95   $   3.32   $   1.92


The calculation of shares outstanding for diluted EPS above does not include the effect of outstanding stock options to purchase 1,026,000 and 66,500 shares for the three months ended September 30, 2001 and 2000, respectively, and 850,000 and 86,500 for the nine months ended September 30, 2001 and 2000, respectively, because to do so would have been antidilutive.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

Hedging

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires enterprises to recognize all derivatives as either assets or liabilities on their balance sheet and measure those instruments at fair value. See Note 6 - "Commodity Derivative Instruments and Hedging Activities."

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

(2) Oil and Gas Properties

         The Company uses the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. For each cost center, the net capitalized costs are amortized on a unit-of-production method based on proved reserves. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% per annum discount rate) of estimated future net revenues from proved reserves, based on the oil and gas prices in effect on the balance sheet date; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed the cost center ceiling, the Company is subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholder's equity in the period of occurrence and result in lower depreciation, depletion and amortization expense in future periods.

         The risk that the Company will be required to writedown the carrying value of its oil and gas properties increases when oil and gas prices are depressed or if the Company has substantial downward revisions in its estimated proved reserves. Application of these rules during periods of relatively low oil or gas prices, even if temporary, increases the probability of a ceiling test writedown. Based on oil and gas prices in effect on September 30, 2001 ($1.90 per MMBtu for gas and $23.37 per barrel for oil), the unamortized cost of the Company's domestic oil and gas properties exceeded the cost center ceiling from its proved oil and gas reserves. However, the Company was not required to adjust its net capitalized costs downward because oil and gas prices increased sufficiently after September 30, 2001 so that its unamortized costs did not exceed the cost center ceiling.

(3) Acquisitions

         On January 23, 2001, the Company acquired all of the outstanding capital stock of Lariat Petroleum, Inc. ("Lariat") by merging Lariat with and into Newfield Exploration Mid-Continent Inc., a wholly owned subsidiary of the Company. The total consideration for the acquisition was approximately $333 million, consisting of $68 million in Newfield stock and $265 million in cash funded through the Company's credit facility. The Company also assumed debt and certain other obligations of Lariat.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)

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

         The unaudited pro forma results of operations assuming that such acquisitions occurred on January 1 of the respective periods are as follow (in thousands, except per share amounts):



                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
                                                     Pro forma     Pro forma
                                                           (Unaudited)
Revenue ..........................................   $  598,974    $  414,867
Income from operations ...........................      258,271       158,064
Income before cumulative effect of change
  in accounting principles .......................      162,640        87,989
Cumulative effect of change in accounting
  principles .....................................       (4,794)       (2,360)
Net income .......................................      157,846        85,629
Basic earnings per common share before
  cumulative effect of change in accounting
  principle ......................................   $     3.67    $     1.99
Basic earnings per common share ..................   $     3.56    $     1.94
Diluted earnings per common share before
  cumulative effect of change in accounting
  principle ......................................   $     3.41    $     1.87
Diluted earnings per common share ................   $     3.31    $     1.84


         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or future results of operations.

(4) Contingencies

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

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


(5) Geographic Information

                                                                                  Other
                                                United States   Australia      International     Total
                                                -------------  ------------    -------------  ------------
                                                                      (In thousands)
Three months ended September 30, 2001
Oil and gas revenues ........................   $    174,126   $      9,133    $         --   $    183,259
Operating expenses:
  Lease operating ...........................         26,097          4,148              --         30,245
  Production and other taxes ................          3,357            (46)             --          3,311
  Transportation ............................          1,325             --              --          1,325
  Depreciation, depletion and
    amortization ............................         72,075          2,184              --         74,259
  Allocated income taxes ....................         24,945            854              --
                                                ------------   ------------    ------------
     Net income from oil and
       gas operations .......................   $     46,327   $      1,993    $         --
                                                ============   ============    ============
  General and administrative
     (inclusive of stock
      compensation) .........................                                                       12,135
                                                                                              ------------
          Total operating expenses ..........                                                      121,275
                                                                                              ------------
Income from operations ......................                                                       61,984

  Interest expense and
     dividends, net .........................                                                       (6,563)
  Unrealized commodity derivative
     income .................................                                                       11,101
                                                                                              ------------
Income before income taxes ..................                                                 $     66,522
                                                                                              ============
Total long-lived assets .....................   $  1,437,434   $     11,425    $     24,498   $  1,473,357
                                                ============   ============    ============   ============
Additions to long-lived assets ..............   $    157,563   $      4,391    $      3,146   $    165,100
                                                ============   ============    ============   ============

Three months ended September 30, 2000
Oil and gas revenues ........................   $    138,635   $     11,796    $         --   $    150,431
Operating expenses:
  Lease operating ...........................         14,919          2,861              --         17,780
  Production and other taxes ................          1,263            539              --          1,802
  Transportation ............................          1,568             --              --          1,568
  Depreciation, depletion and
     amortization ...........................         49,378          1,611              --         50,989
  Ceiling test write-down ...................             --             --             503            503
  Allocated income taxes ....................         25,027          2,036              --             --
                                                ------------   ------------    ------------
     Net income from oil and
       gas operations .......................   $     46,480   $      4,749    $       (503)
                                                ============   ============    ============
  General and administrative
     (inclusive of stock
      compensation) .........................                                                        8,803
                                                                                              ------------
          Total operating expenses ..........                                                       81,445
                                                                                              ------------
Income from operations ......................                                                       68,986

  Interest expense and
     dividends, net .........................                                                       (4,197)
                                                                                              ------------
Income before income taxes ..................                                                 $     64,789
                                                                                              ============
Total long-lived assets .....................   $    772,116   $     10,082    $     13,351   $    795,549
                                                ============   ============    ============   ============
Additions to long-lived assets ..............   $     54,715   $     (2,464)   $      1,910   $     54,161
                                                ============   ============    ============   ============

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


                                                                             Other
                                           United States    Australia     International       Total
                                           -------------   ------------   -------------   ------------
                                                                  (In thousands)
Nine months ended September 30, 2001
Oil and gas revenues ...................   $     568,324   $     25,008   $          --   $    593,332
Operating expenses:
  Lease operating ......................          62,890         10,929              --         73,819
  Production and other taxes ...........          12,217          3,675              --         15,892
  Transportation .......................           4,150             --              --          4,150
  Depreciation, depletion and
    amortization .......................         201,850          5,132              --        206,982
  Allocated income taxes ...............         100,526          1,582              --
                                           -------------   ------------   -------------
     Net income from oil and
       gas operations ..................   $     186,691   $      3,690   $          --
                                           =============   ============   ============
  General and administrative
     (inclusive of stock
      compensation) ....................                                                        35,359
                                                                                          ------------
          Total operating expenses .....                                                       336,202
                                                                                          ------------
Income from operations .................                                                       257,130

  Interest expense and
     dividends, net ....................                                                       (19,562)
  Unrealized commodity derivative
     income ............................                                                        15,262
                                                                                          ------------
Income before income taxes .............                                                  $    252,830
                                                                                          ============
Total long-lived assets ................   $   1,437,434   $     11,425   $      24,498   $  1,473,357
                                           =============   ============   =============   ============
Additions to long-lived assets .........   $     831,641   $      5,739   $       8,254   $    845,634
                                           =============   ============   =============   ============

Nine months ended September 30, 2000
Oil and gas revenues ...................   $     331,588   $     31,369   $          --   $    362,957
Operating expenses:
  Lease operating ......................          38,445          9,075              --         47,520
  Production and other taxes ...........           3,252            549              --          3,801
  Transportation .......................           4,671             --              --          4,671
  Depreciation, depletion and
     amortization ......................         133,695          4,687              --        138,382
  Ceiling test write-down ..............              --             --             503            503
  Allocated income taxes ...............          53,034          5,117              --
                                           -------------   ------------   -------------
     Net income from oil and
       gas operations ..................   $      98,491   $     11,941   $        (503)
                                           =============   ============   =============
  General and administrative
     (inclusive of stock
      compensation) ....................                                                        22,901
                                                                                          ------------
          Total operating expenses .....                                                       217,778
                                                                                          ------------
Income from operations .................                                                       145,179

  Interest expense and
     dividends, net ....................                                                       (13,120)
                                                                                          ------------
Income before income taxes .............                                                  $    132,059
                                                                                          ============
Total long-lived assets ................   $     772,116   $     10,082   $      13,351   $    795,549
                                           =============   ============   =============   ============
Additions to long-lived assets .........   $     274,850   $     11,395   $       3,424   $    289,669
                                           =============   ============   =============   ============

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


(6) Commodity Derivative Instruments and Hedging Activities

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, the Company recorded as cumulative effect adjustments a loss of $74.2 million (net of tax of $40.0 million) in accumulated other comprehensive loss and a loss of $4.8 million (net of tax of $2.6 million) in 2001 earnings. In addition, the adoption resulted in the recognition of $17.7 million of derivative assets and $139.3 million of derivative liabilities on the balance sheet on January 1, 2001.

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

         All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the variability in cash flows associated with the forecasted sale of its oil and gas production. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until the sale of the Company's oil and gas production is recorded in earnings). Such gains or losses are reported in oil and gas revenues on the consolidated statement of income. For the nine months ended September 30, 2001, the Company had the following activity in the "Commodity derivatives" component of accumulated other comprehensive income (loss) (in thousands):


Cumulative effect of accounting change, net of tax .........   $(74,218)
Reclassification adjustments for settled contracts,
  net of tax ...............................................     45,021
Change in fair value of outstanding hedging positions,
  net of tax ...............................................     67,114
                                                               --------
                                                               $ 37,917
                                                               ========


         The Company expects that within the next twelve months it will reclassify to earnings $50.4 million in after tax gains out of the net $37.9 million in after tax gains recorded in accumulated other comprehensive income at September 30, 2001.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


         Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. For the three and nine month periods ended September 30, 2001, the Company recorded an unrealized gain of $11.1 million and $15.3 million, respectively, under the income statement caption "Unrealized commodity derivative income" representing the net of the ineffective portion of the Company's commodity derivative positions during the three and nine month periods ended September 30, 2001 as well as the change in the time value component of the option contracts used in the Company's hedging strategy.

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

         NATURAL GAS. As of September 30, 2001, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast natural gas production for 2001 through 2003.


                                                                 NYMEX CONTRACT PRICE PER MMBTU
                                         ----------------------------------------------------------------------------
                                                                    COLLARS
                                                   -------------------------------------------
                                                          FLOORS               CEILINGS           FLOOR CONTRACTS
                                           SWAPS   --------------------- --------------------- ----------------------
                               VOLUME IN (WEIGHTED             WEIGHTED              WEIGHTED               WEIGHTED   FAIR MARKET
           PERIOD               MMMBTUS   AVERAGE)    RANGE     AVERAGE    RANGE      AVERAGE     RANGE      AVERAGE     VALUE(1)
-----------------------------  --------- --------- ----------- --------- ----------  --------- -----------  --------- --------------
October 2001 -- December 2001
  Price Swap Contracts.......    15,170    $3.86       --           --       --           --       --            --   $23.9 million
  Collar Contracts...........     5,140       --   $3.50-$4.75   $3.92   $4.50-$6.00   $5.16       --            --   $ 9.1 million
  Floor Contracts ...........       800       --       --           --       --           --   $3.37-$3.66    $3.51   $(0.9 million)
January 2002 -- March 2002
  Price Swap Contracts.......     9,050    $3.85       --           --       --           --       --            --   $ 9.2 million
  Collar Contracts...........     8,790       --   $3.50-$4.25   $3.79   $4.90-$9.95   $5.81       --            --   $ 9.4 million
April 2002 -- June 2002
  Price Swap Contracts ......     8,600    $3.52       --           --       --           --       --            --   $ 6.3 million
  Collar Contracts...........     4,200       --   $3.75-$4.00   $3.98   $4.80-$6.00   $5.33       --            --   $ 5.3 million
July 2002 -- September 2002
  Price Swap Contracts ......     1,200    $3.68       --           --       --           --       --            --   $ 0.9 million
  Collar Contracts...........     4,200       --   $3.75-$4.00   $3.98   $4.80-$6.00   $5.32       --            --   $ 5.0 million
October 2002 -- December 2002
  Price Swap Contracts.......     1,200    $3.86       --           --       --           --       --            --   $ 0.9 million
  Collar Contracts...........     3,300       --      $4.00      $4.00   $4.80-$6.10   $5.27       --            --   $ 3.7 million
January 2003 -- December 2003
  Price Swap Contracts.......     1,825    $3.32       --           --       --           --       --            --   $ 0.2 million


----------

(1) Except for October 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at September 30, 2001. Because October 2001 NYMEX futures contracts expired on September 26, 2001, the fair market value of October 2001 hedging contracts represents the actual settlement value of such contracts.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

         In connection with the acquisition of Lariat in January 2001, the Company assumed certain commodity derivative instruments and designated them as cash flow hedges of the forecasted natural gas sales of the Company's production in Oklahoma. The table below presents the outstanding derivative instruments as of September 30, 2001.



                                                                 CONTRACT PRICE PER MMBTU
                                                           ------------------------------------
                                                             SWAPS             COLLARS
                                               VOLUME IN   (WEIGHTED   ------------------------     FAIR MARKET
                PERIOD                          MMMBTUS     AVERAGE)     FLOORS       CEILINGS        VALUE(1)
--------------------------------------------   ---------   ---------   -----------   ----------    --------------
October 2001 -- December 2001
  Price Swap Contracts......................     2,420       $4.11          --            --       $ 4.5 million
January 2002 -- December 2002
  Price Swap Contracts......................     3,650       $2.62          --            --       $(0.5 million)
January 2003 -- March 2003
  Price Swap Contracts......................       900       $2.61          --            --       $(0.5 million)

----------

(1) Except for October 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at September 30, 2001. Because October 2001 NYMEX futures contracts expired on September 26, 2001, the fair market value of October 2001 hedging contracts represents the actual settlement value of such contracts.


         OIL AND CONDENSATE. As of September 30, 2001, the Company had entered into commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast oil production for 2001 through 2003.


                                                                 NYMEX CONTRACT PRICE PER BBL
                                       ------------------------------------------------------------------------------
                                                                    COLLARS
                                                 ---------------------------------------------
                                                         FLOORS                CEILINGS           FLOOR CONTRACTS
                                         SWAPS   ---------------------- ---------------------- ----------------------
                                       (WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED   FAIR MARKET
          PERIOD                BBLS    AVERAGE)     RANGE     AVERAGE      RANGE     AVERAGE      RANGE     AVERAGE      VALUE(1)
-----------------------------  ------- --------- ------------- -------- ------------- -------- ------------- -------- --------------
October 2001 -- December 2001
  Price Swap Contracts.......  570,400   $23.78       --            --       --            --       --            --  $  -- million
  Collar Contracts...........  345,000       --  $24.00-$25.25  $24.77  $27.30-$30.75  $29.26       --            --  $ 0.6 million
  Floor Contracts............  400,200       --       --            --       --            --  $21.15-$26.00  $23.85  $ 0.7 million
January 2002 -- March 2002
  Price Swap Contracts.......  180,000   $24.92       --            --       --            --       --            --  $ 0.2 million
  Collar Contracts...........  818,500       --  $21.00-$25.00  $23.64  $25.75-$30.75  $28.21       --            --  $ 0.9 million
  Floor Contracts............  135,000       --       --            --       --            --     $21.15      $21.15  $ 0.1 million
April 2002 -- June 2002
  Price Swap Contracts.......  182,000   $24.92       --            --       --            --       --            --  $ 0.2 million
  Collar Contracts...........  728,000       --  $21.00-$25.00  $23.45  $25.75-$30.75  $27.95       --            --  $ 0.9 million
  Floor Contracts............  136,500       --       --            --       --            --     $21.15      $21.15  $ 0.1 million
July 2002 -- September 2002
  Price Swap Contracts.......  184,000   $24.92       --            --       --            --       --            --  $ 0.3 million
  Collar Contracts...........  713,000       --  $21.00-$25.00  $23.50  $26.75-$30.75  $28.60       --            --  $ 0.9 million
  Floor Contracts............  138,000       --       --            --       --            --     $21.15      $21.15  $ 0.2 million
October 2002 -- December 2002
  Price Swap Contracts.......  184,000   $24.92       --            --       --            --       --            --  $ 0.4 million
  Collar Contracts...........  583,000       --  $21.00-$25.00  $23.50  $26.75-$30.75  $28.86       --            --  $ 0.8 million
  Floor Contracts............  138,000       --       --            --       --            --     $21.15      $21.15  $ 0.2 million
January 2003 -- March 2003
  Price Swap Contracts.......  180,000   $24.92       --            --       --            --       --            --  $ 0.4 million
  Collar Contracts...........   90,000       --     $21.00      $21.00     $27.50      $27.50       --            --  $(0.1 million)
  Floor Contracts............  135,000       --       --            --       --            --     $21.15      $21.15  $ 0.3 million
April 2003 -- June 2003
  Collar Contracts...........   91,000       --     $21.00      $21.00     $27.50      $27.50       --            --  $(0.1 million)

----------

(1) Except for October 2001 hedging contracts, fair market value is calculated using prices derived from NYMEX futures contract prices existing at September 30, 2001. Because October 2001 NYMEX futures contracts expired on September 20, 2001, the fair market value of October 2001 hedging contracts represents the actual settlement value of such contracts.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


         With respect to any particular swap transaction, the counter party is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counter party if the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counter party is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counter party if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor transaction, the counter party is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor transaction.

(7) Treasury Stock

         On May 4, 2001, the Company announced that its Board of Directors authorized the expenditure of up to $50 million to repurchase shares of the Company's common stock. As of September 30, 2001, the Company had repurchased 823,000 shares of its common stock under this program for total consideration of $24.7 million, an average of $29.97 per share. Additional repurchases may be effected from time to time in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate. As of November 1, 2001, no shares had been purchased during the fourth quarter of 2001.

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

         We use the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. For each cost center, at the end of each quarter, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated future net revenues from proved reserves, based on period-end oil and gas prices; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence and result in lower depreciation, depletion and amortization expense in future periods.

         The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or gas prices, even if temporary, increases the probability of a ceiling test writedown. Based on oil and gas prices in effect on September 30, 2001 ($1.90 per MMBtu for gas and $23.37 per barrel for oil), the unamortized cost of our domestic oil and gas properties exceeded the cost center ceiling from our proved oil and gas reserves. However, we were not required to adjust our net capitalized costs downward because oil and gas prices increased sufficiently after September 30, 2001 so that our unamortized costs did not exceed the cost center ceiling. Because of the volatility of oil and gas prices and, in particular, the relatively low recent prices for oil and gas, no assurance can be given that we will not experience a ceiling test writedown in future quarterly periods. If, for purposes of determining the net present of our domestic proved reserves at September 30, 2001, we had used prices of $2.25 per MMBtu for gas and $21.00 per barrel for oil, we would have recorded a domestic ceiling test writedown of as much as $200 million in the third quarter. As recently as October 25, 2001, relevant benchmark prices were $2.68 per MMBtu for gas (Gas Daily-Henry Hub) and $21.61 per barrel for oil (Platt's - WTI at Cushing).

         We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. Please see the discussion in Note 6, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report.

         In the fourth quarter of 2000 we adopted SEC Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at lower of cost or market, which is a change from our historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on our consolidated statement of income for the nine month period ended September 30, 2000. The adoption of SAB No. 101 does not affect any period prior to our acquisition in Australia.

         As a result of the adoption of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have reclassified to operating expenses, for all periods presented, third party costs incurred to transport production to our sales point. Such costs previously were recorded as a reduction of the related revenues. This reclassification had no effect on previously reported net income. Approximately $1.6 million and $4.7 million were reclassified pursuant to EITF No. 00-10 for the three and nine month periods ended September 30, 2000, respectively.

         On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

         SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group or in a business combination. The statement will supersede Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets," but continues in APB Opinion No. 17 related to internally developed intangible assets. Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

         We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.

         The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil & gas production facilities, etc.) that an entity is legally obligated to incur. Implementation of this standard is required no later than January 1, 2003, with earlier application encouraged. The Company is currently assessing the impact of this standard.

         In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which clarified certain implementation issues arising from SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This standard is effective for the Company on January 1, 2002. The Company is currently assessing the impact of this standard.

         Explanation of some commonly used oil and gas terms can be found under the caption "Commonly Used Oil and Gas Terms" at the end of Management's Discussion and Analysis.

RESULTS OF OPERATIONS

The following table presents information about our oil and gas production and realized prices.


                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                           -----------------------   -----------------------
                                              2001         2000         2001         2000
                                           ----------   ----------   ----------   ----------
PRODUCTION:
  UNITED STATES
     Natural gas (Bcf) .................         35.0         27.9        101.2         77.5
     Oil and condensate (MBbls) ........        1,418        1,190        4,034        3,064
     Total (Bcfe) ......................         43.5         35.1        125.4         95.9
  AUSTRALIA(1)
     Oil and condensate (MBbls) ........          360          372          941        1,084
     Total (Bcfe) ......................          2.2          2.2          5.7          6.5
  TOTAL
     Natural gas (Bcf) .................         35.0         27.9        101.2         77.5
     Oil and condensate (MBbls) ........        1,778        1,562        4,975        4,148
     Total (Bcfe) ......................         45.7         37.3        131.1        102.4

AVERAGE REALIZED PRICES:(2)
  UNITED STATES
     Natural gas (per Mcf) .............   $     3.94   $     3.86   $     4.59   $     3.29
     Oil and condensate (per Bbl) ......        24.52        24.66        24.55        23.57
  AUSTRALIA(2)
     Oil and condensate (per Bbl) ......   $    25.40   $    31.68   $    26.58   $    28.95
  TOTAL
     Natural gas (per Mcf) .............   $     3.94   $     3.86   $     4.59   $     3.29
     Oil and condensate (per Bbl) ......        24.70        26.33        24.93        24.97

----------

         (1) Represents oil and condensate sold during the period rather than production.

         (2) As discussed above, as the result of the adoption of EITF No. 00-10, we have reclassified third party transportation costs as operating expenses. Previously, such costs were recorded as a reduction of the related revenue. However, for purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduces the realized price of natural gas by $0.02 and $0.04 for the three months ended September 30, 2001 and 2000, respectively, and by $0.03 and $0.05 for the nine months ended September 30, 2001 and 2000, respectively. The realized price of oil and condensate is reduced by $0.28 and $0.26 for the three months ended September 30, 2001 and 2000, respectively, and by $0.27 and $0.30 for the nine months ended September 30, 2001 and 2000, respectively. Average realized prices include the effect of hedges.

PRODUCTION

NATURAL GAS. The increase in gas production was primarily related to the acquisition of producing properties in South Texas in February 2000, the acquisition of Lariat Petroleum in January 2001, development projects in the Gulf of Mexico and the success of our drilling program. Gains in production were partially offset by natural declines from other producing properties.

CRUDE OIL AND CONDENSATE. The increase in oil and condensate production is mainly due to the acquisition of Lariat Petroleum in January 2001 and development projects at Vermilion 215 and Eugene Island 198/199/202. These increases were offset during the nine month period ended September 30, 2001 by the decrease in reported Australian crude oil production caused by the timing of liftings of crude oil from our two FPSOs.

EFFECT OF HEDGING ON REALIZED PRICES

                                                   Average Realized Prices      Ratio of
                                                  -------------------------     Hedged to
                                                    With          Without       Non-Hedged
                                                    Hedge          Hedge         Price(1)
                                                  ----------     ----------     ----------
 Natural Gas
     Three months ended September 30, 2000.....     $ 3.86         $ 4.46           87%
     Three months ended September 30, 2001.....     $ 3.94         $ 2.83          139%
     Nine months ended September 30, 2000......     $ 3.29         $ 3.58           92%
     Nine months ended September 30, 2001......     $ 4.59         $ 4.72           97%

 Crude Oil and Condensate
     Three months ended September 30, 2000.....     $26.33         $31.29           84%
     Three months ended September 30, 2001.....     $24.70         $25.30           98%
     Nine months ended September 30, 2000......     $24.97         $29.28           85%
     Nine months ended September 30, 2001......     $24.93         $26.15           95%

----------

(1) The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

OPERATING EXPENSES

The following table presents information about our operating expenses for the three months ended September 30, 2001 and 2000.

                                                       UNIT OF PRODUCTION (PER MCFE)              AMOUNT (IN MILLIONS)
                                                     ---------------------------------     ---------------------------------
                                                      Three Months Ended                    Three Months Ended
                                                         September 30,      Percentage         September 30,      Percentage
                                                     --------------------    Increase      --------------------    Increase
                                                       2001        2000     (Decrease)       2001        2000     (Decrease)
                                                     --------    --------   ----------     --------    --------   ----------
UNITED STATES
   Lease operating ...............................   $   0.60    $   0.42           43%    $ 26,097    $ 14,904           75%
   Production and other taxes ....................       0.08        0.04          100%       3,357       1,278          163%
   Transportation ................................       0.03        0.04          (25)%      1,325       1,568          (15)%
   Depreciation, depletion and amortization ......       1.66        1.41           18%      72,075      49,378           46%
   General and administrative (exclusive of
     stock compensation) .........................       0.25        0.22           14%      10,971       7,670           43%
AUSTRALIA
   Lease operating ...............................   $   1.92    $   1.29           49%    $  4,148    $  2,876           44%
   Production and other taxes ....................      (0.02)       0.23         (109)%        (46)        524         (109)%
   Transportation ................................         --          --           --           --          --           --
   Depreciation, depletion and amortization ......       1.01        0.72           40%       2,184       1,611           36%
   General and administrative (exclusive of
     stock compensation) .........................       0.20        0.16           25%         435         366           19%
TOTAL
   Lease operating ...............................   $   0.66    $   0.48           38%    $ 30,245    $ 17,780           70%
   Production and other taxes ....................       0.07        0.05           40%       3,311       1,802           84%
   Transportation ................................       0.03        0.04          (25)%      1,325       1,568          (15)%
   Depreciation, depletion and amortization ......       1.63        1.37           19%      74,259      50,989           46%
   General and administrative (exclusive of
     stock compensation) .........................       0.25        0.22           14%      11,406       8,036           42%

Operating expenses during the three month period ended September 30, 2001 were impacted by the following:

- The per unit of production increase in domestic lease operating expense reflects higher oilfield service and related costs in the Gulf of Mexico and a non-recurring workover of a well at South Marsh Island 160 of $5.5 million. The 49% increase in our Australian lease operating expense per Mcfe is due mainly to several non-routine maintenance operations on our FPSOs during the third quarter of 2001.

- The significant increase in production and other taxes in the third quarter of 2001 is primarily due to our expanding onshore Gulf Coast operations and the acquisition of Lariat Petroleum in January 2001 offset by a lower natural gas price environment during the third quarter of 2001. The decrease in production and other taxes in Australia is due to revised estimates of such taxes during the third quarter of 2001 as a result of changes in the timing and amount of anticipated future capital expenditures in Australia.

- The increase in our domestic depreciation, depletion and amortization rate is primarily the result of increases in the cost of drilling goods and services, platform and facilities construction, industry transportation costs, exploration drilling and the completion of several higher cost wells.

- The increase in domestic general and administrative expense for the third quarter of 2001 is due primarily to an increase in salaries for our growing workforce.

The following table presents information about our operating expenses for the nine months ended September 30, 2001 and 2000.

                                                       UNIT OF PRODUCTION (PER MCFE)            AMOUNT (IN MILLIONS)
                                                     --------------------------------     --------------------------------
                                                      Nine Months Ended                    Nine Months Ended
                                                        September 30,      Percentage        September 30,      Percentage
                                                     -------------------    Increase      -------------------    Increase
                                                       2001       2000     (Decrease)       2001       2000     (Decrease)
                                                     --------   --------   ----------     --------   --------   ----------
UNITED STATES
   Lease operating ...............................   $   0.50   $   0.40           25%    $ 62,890   $ 38,430           64%
   Production and other taxes ....................       0.10       0.03          233%      12,217      3,267          274%
   Transportation ................................       0.03       0.05          (40)%      4,150      4,671          (11)%
   Depreciation, depletion and amortization ......       1.61       1.39           16%     201,850    133,695           51%
   General and administrative (exclusive of
     stock compensation) .........................       0.26       0.21           24%      32,463     20,207           61%
AUSTRALIA
   Lease operating ...............................   $   1.94   $   1.40           38%    $ 10,929   $  9,090           20%
   Production and other taxes ....................       0.65       0.08          713%       3,675        534          588%
   Transportation ................................         --         --           --           --         --           --
   Depreciation, depletion and amortization ......       0.91       0.72           26%       5,132      4,687            9%
   General and administrative (exclusive of
     stock compensation) .........................       0.15       0.07          114%         869        432          101%
TOTAL
   Lease operating ...............................   $   0.56   $   0.46           22%    $ 73,819   $ 47,520           55%
   Production and other taxes ....................       0.12       0.04          200%      15,892      3,801          318%
   Transportation ................................       0.03       0.05          (40)%      4,150      4,671          (11)%
   Depreciation, depletion and amortization ......       1.58       1.35           17%     206,982    138,382           50%
   General and administrative (exclusive of
     stock compensation) .........................       0.25       0.20           25%      33,332     20,639           62%

Operating expenses during the nine month period ended September 30, 2001 were impacted by the following:

- The per unit of production increase in domestic lease operating expense reflects higher oilfield service and related costs in the Gulf of Mexico and a non-recurring workover of a well at South Marsh Island
         160 of $5.5 million. The 38% increase in our Australian lease operating expense per Mcfe is due mainly to several non-routine maintenance operations on our FPSOs during the first nine months 2001 and a decrease in the volume of liftings of crude oil from the FPSOs, which resulted in increased expenses and lower production.

- The significant increase in production and other taxes in the nine months ended September 30, 2001 is primarily due to our expanding onshore Gulf Coast operations, the acquisition of Lariat Petroleum in January 2001 and a higher natural gas price environment overall during the first nine months of 2001. The increase in production and other taxes in Australia is due to revised estimates of such taxes in 2000 as a result of changes in the timing of anticipated future capital expenditures in Australia.

- The increase in our domestic depreciation, depletion and amortization rate is primarily the result of increases in the cost of drilling goods and services, platforms and facilities construction, industry transportation costs and the completion of several higher cost wells.

- The increase in domestic general and administrative expense for the nine months ended September 30, 2001 is due primarily to an increase in performance based pay and our growing workforce. Performance based compensation excluding stock compensation expense, as a component of general and administrative expense, increased from $8.4 million, or $0.08 per Mcfe, for the nine months ended September 30, 2000, to $12.3 million or $0.09 per Mcfe, for the nine months ended September 30, 2001. The increase in performance based compensation is a result of higher earnings during the first nine months of 2001 as compared to the same period of 2000. Performance based pay is limited by profitability. The significant increase in general and administrative expense on a unit of production basis in Australia is due to the timing of liftings from the FPSOs during the first nine months of 2001 as compared to the same period of 2000.

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



                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           --------------------    --------------------
                                             2001        2000        2001        2000
                                           --------    --------    --------    --------
                                                            (In millions)
Gross interest expense .................   $    6.9    $    3.8    $   20.5    $   11.5
Capitalized interest ...................       (2.3)       (1.4)       (6.5)       (3.9)
                                           --------    --------    --------    --------
Net interest expense ...................        4.6         2.4        14.0         7.6
Dividends on preferred securities ......        2.3         2.3         7.0         7.0
                                           --------    --------    --------    --------
Total interest expense and dividends ...   $    6.9    $    4.7    $   21.0    $   14.6
                                           ========    ========    ========    ========


         Our higher total interest expense for the three and nine month period ended September 30, 2001 is the result of borrowings in January 2001 to partially finance the acquisition of Lariat Petroleum. At September 30, 2001, borrowings under our credit facility and money market lines of credit were $94 million.

UNREALIZED COMMODITY DERIVATIVE INCOME

         As a result of our adoption of SFAS No. 133 effective January 1, 2001, we are now required to record all derivative instruments on the balance sheet at fair value. The $11.1 million and $15.3 million unrealized income for the three and nine months ended September 30, 2001, respectively, represent the net of the ineffective portion of our commodity derivative hedge positions and the change in the time value component of the option contracts used in our hedging strategy.

TAXES

         The effective tax rate for the three and nine month periods ended September 30, 2001 was 35% and 36%, respectively, as compared to 33% and 33% for the comparable periods in 2000. The effective tax rates were slightly greater than the statutory tax rate in 2001 as a result of state income taxes associated with the acquisition of Lariat Petroleum.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. We had a working capital surplus of $59.3 million at September 30, 2001. This compares to a working capital surplus of $38.1 million at December 31, 2000. Working capital balances may fluctuate from quarter to quarter to the extent we increase or decrease borrowings under our revolving credit facility.

         CAPITAL RESOURCES. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital, public debt and bank borrowings.

         DEBT. The banks participating in our facility have committed to lend the Company up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments, which is reduced by the aggregate outstanding principal amount of any senior notes issued by us (currently $300 million). The borrowing base is currently $510 million and is redetermined at least semi-annually. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures in January 2004. We also have money market lines of credit with various banks in an amount limited by the credit facility to $40 million. At September 30, 2001, we had outstanding borrowings under the credit facility of $70 million and $24 million of outstanding borrowings under the money market lines of credit. Consequently, at September 30, 2001, we had approximately $155 million of available capacity under our credit arrangements.

         CASH FLOW FROM OPERATIONS. Our net cash flow from operations for the nine months ended September 30, 2001 increased 66% over the comparable period of 2000 to $415.6 million. This increase in cash flow is primarily due to higher production volumes, significantly higher realized prices and changes in working capital.

         CAPITAL EXPENDITURES. We made capital expenditures of $740.5 million in the first nine months of 2001. This includes $80.8 million for exploration, $252.2 million for exploitation and development projects and $407.5 million for property acquisitions, including the $333 million paid for Lariat Petroleum. We have budgeted $108 million for capital spending for the remainder of 2001. Approximately $33 million has been budgeted for domestic exploration projects and $38 million for domestic exploitation and development drilling and the construction of platforms, facilities and pipelines. International spending is estimated at $7 million for the remainder of 2001. Acquisitions are opportunistic and are generally not budgeted under our capital program. We continue to pursue attractive acquisition opportunities, however, the timing, size and purchase price of acquisitions are unpredictable. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

HEDGING

         We enter into various commodity price hedging contracts with respect to a portion of our anticipated future natural gas and crude oil production. During 2000, approximately 45% of our equivalent production was subject to hedge positions. As of November 1, 2001, approximately 66% of our anticipated production for 2001 was or is subject to hedge positions. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counter parties will be unable to meet the financial terms of such transactions. Such contracts are accounted for as derivatives in accordance with SFAS No. 133. Please see the discussion in Note 6, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report.

         Historically, we have entered into hedging arrangements with respect to a portion of our anticipated future production offshore and onshore near the Gulf Coast. In connection with our acquisition of Lariat Petroleum in January 2001, we assumed natural gas hedges entered into by Lariat with respect to a portion Of its anticipated future production in Oklahoma.

         Please see the tables in Note 6, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of our hedging contracts as of September 30, 2001 and the fair value of those contracts as of that date.

         In addition to the hedging contracts described in Note 6, we have entered into several contracts after September 30, 2001 for both our natural gas and crude and condensate production. We continue to evaluate additional hedging transactions for the remainder of 2001 and future years.

         NATURAL GAS. Subsequent to September 30, 2001, we have entered into the commodity derivative instruments set forth in the table below as cash flow hedges of the forecasted sale of our U.S. Gulf Coast natural gas production for 2001 through 2003.


                                                                    NYMEX CONTRACT PRICE PER MMBTU
                                           --------------------------------------------------------------------------------
                                                                          COLLARS
                                                       ---------------------------------------------
                                                             FLOORS                 CEILINGS             FLOOR CONTRACTS
                                             SWAPS     ---------------------   ---------------------  ---------------------
                               VOLUME IN   (WEIGHTED                WEIGHTED                WEIGHTED               WEIGHTED
            PERIOD              MMMBTUS     AVERAGE)      RANGE     AVERAGE       RANGE     AVERAGE     RANGE      AVERAGE
-----------------------------  ---------   ---------   -----------  --------   -----------  --------  ---------    --------
October 2001 -- December 2001
  Price Swap Contracts.......    1,250       $2.75         --            --        --            --       --            --
  Collar Contracts...........    1,000          --       $2.50        $2.50      $3.30        $3.30       --            --
  Floor Contracts ...........    1,000          --         --            --        --            --     $2.85        $2.85
January 2002 -- March 2002
  Collar Contracts...........    8,250          --     $2.50-$2.85    $2.72    $3.30-$3.56    $3.41       --            --
  Floor Contracts ...........    3,000          --         --            --        --            --     $2.85        $2.85
April 2002 -- June 2002
  Price Swap Contracts ......    3,250       $2.76         --            --        --            --       --            --
  Collar Contracts...........    4,000          --     $2.50-$3.00    $2.88    $3.30-$4.00    $3.71       --            --
  Floor Contracts ...........    1,000          --         --            --        --            --     $2.85        $2.85
January 2003 -- December 2003
  Price Swap Contracts.......    7,800       $3.55         --            --        --            --       --            --
  Collar Contracts...........    2,400          --       $3.50        $3.50      $3.90        $3.90       --            --

         OIL AND CONDENSATE. Subsequent to September 30, 2001, we have entered into commodity derivative instruments set forth in the table below as cash flow hedges of the forecasted sale of our U.S. Gulf Coast oil production for 2002.


                                                                       NYMEX CONTRACT PRICE PER BBL
                                           ---------------------------------------------------------------------------------
                                                                           COLLARS
                                                         ------------------------------------------
                                                               FLOORS                CEILINGS              FLOOR CONTRACTS
                                             SWAPS       -------------------    -------------------      -------------------
                                           (WEIGHTED                WEIGHTED               WEIGHTED                 WEIGHTED
            PERIOD               BBLS       AVERAGE)     RANGE      AVERAGE     RANGE      AVERAGE       RANGE      AVERAGE
-----------------------------   ------     ---------     -----      --------    -----      --------      -----      --------
January 2002 -- March 2002
  Price Swap Contracts.......   90,000      $22.20         --          --         --          --           --          --
April 2002 -- June 2002
  Price Swap Contracts ......   91,000      $22.20         --          --         --          --           --          --
July 2002 -- September 2002
  Price Swap Contracts ......   92,000      $22.20         --          --         --          --           --          --
October 2002 -- December 2002
  Price Swap Contracts.......   61,000      $22.20         --          --         --          --           --          --


STOCK REPURCHASE PROGRAM

         On May 4, 2001, we announced that our Board of Directors authorized the expenditure of up to $50 million to repurchase shares of our common stock. We purchased 311,000 shares in the third quarter of 2001 under this program for total consideration of $8.3 million, an average of $26.69 per share. Through September 30, 2001, we had purchased 823,000 shares for total consideration of $24.7 million, an average of $29.97 per share. Additional repurchases may be effected from time to time in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, purchases will be at times and in amounts as we deem appropriate. As of November 1, 2001, no shares had been purchased during the fourth quarter of 2001.

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

FORWARD LOOKING INFORMATION.

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

NYMEX.            The New York Mercantile Exchange

                                     Part II

Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         None

  (b)    Reports on Form 8-K:

         On October 4, 2001, we filed a Current Report on Form 8-K to file the financial statements of Lariat Petroleum for the year ended December 31, 2000 and the pro forma combined financial statements of Lariat Petroleum and Newfield for the year ended December 31, 2000 and the six months in the period ended June 30, 2001 and to re-file our audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 for the sole purpose of adding a new Note 16.


         On October 9, 2001, we filed a current report on Form 8-K announcing the curtailment of a small portion of our fourth quarter 2001 natural gas production and the deferral of some capital projects.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEWFIELD EXPLORATION COMPANY



Date: November 1, 2001                By: /s/ TERRY W. RATHERT
                                      -----------------------------
                                      Terry W. Rathert
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer and Principal
                                      Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
              None