Form 10-Q/A
period 2001-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2001-11-02
CIK 912750

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/A


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

                                EXPLANATORY NOTE

         The Company is re-filing its third quarter 2001 10-Q to add the following sentence to Note 2, "Oil and Gas Properties" and under "General" in Management's Discussion and Analysis; "No consideration of the value of production associated with proved oil and gas properties which has been hedged against fluctuations in oil and gas prices in financial markets can be attributed to the value of such properties in determining the limitation on net capitalized costs."

         No other changes have been made to the Company's consolidated financial statements.

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

(2) Oil and Gas Properties

         The Company uses the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. For each cost center, the net capitalized costs are amortized on a unit-of-production method based on proved reserves. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% per annum discount rate) of estimated future net revenues from proved reserves, based on the oil and gas prices in effect on the balance sheet date; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. No consideration of the value of production associated with proved oil and gas properties which has been hedged against fluctuations in oil and gas prices in financial markets can be attributed to the value of such properties in determining the limitation on net capitalized costs. If net capitalized costs of oil and gas properties exceed the cost center ceiling, the Company is subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholder's equity in the period of occurrence and result in lower depreciation, depletion and amortization expense in future periods.

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

         We use the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. For each cost center, at the end of each quarter, the net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated future net revenues from proved reserves, based on period-end oil and gas prices; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. No consideration of the value of production associated with proved oil and gas properties which has been hedged against fluctuations in oil and gas prices in financial markets can be attributed to the value of such properties in determining the limitation on net capitalized costs. If net capitalized costs of oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence and result in lower depreciation, depletion and amortization expense in future periods.

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


                                            NEWFIELD EXPLORATION COMPANY



Date: November 2, 2001                By: /s/ TERRY W. RATHERT
                                      -----------------------------
                                      Terry W. Rathert
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer and Principal
                                      Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
              None