Form 10-K
period 2001-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2002-03-15
CIK 912750

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-12534
                          NEWFIELD EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                              72-1133047
               (State of incorporation)                         (I.R.S. Employer Identification No.)

            363 NORTH SAM HOUSTON PARKWAY,                                     77060
                     SUITE 2020,                                             (Zip Code)
                    HOUSTON, TEXAS
       (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  281-847-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                         -----------------------------------------
       Common Stock, par value $0.01 per share                        New York Stock Exchange
          Rights to Purchase Series A Junior                          New York Stock Exchange
       Participating Preferred Stock, par value
                   $0.01 per share
          6 1/2% Cumulative Quarterly Income                          New York Stock Exchange
          Convertible Preferred Securities,
       Series A, of Newfield Financial Trust I
         (and the guarantee of the registrant
                with respect thereto)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,166,200,000 as of March 5, 2002 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

     As of March 5, 2002 there were 44,275,828 shares of the registrant's common stock, par value $0.01 per share, outstanding.

     Documents incorporated by reference: Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held May 2, 2002, which is incorporated into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
          Strategy....................................................    1
          2001 Operating Highlights...................................    3
          Plans for 2002..............................................    3
          Marketing...................................................    4
          Competition.................................................    4
          Employees...................................................    5
          Regulation and Other Factors Affecting Our Business and
          Financial Results...........................................    5
Item 2.   Properties..................................................    5
          Concentration...............................................    5
          Gulf of Mexico..............................................    5
          U.S. Onshore Gulf Coast.....................................    5
          Anadarko Basin..............................................    5
          International...............................................    5
          Proved Reserves and Future Net Cash Flows...................    7
          Finding Costs...............................................    8
          Development, Exploration and Acquisition Capital
          Expenditures................................................    8
          Drilling Activity...........................................    9
          Productive Wells............................................   10
          Acreage Data................................................   10
          Title to Properties.........................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Item 4A.  Executive Officers of the Registrant........................   12

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
          Critical Accounting Policies................................   16
          Writedown of Oil and Gas Properties.........................   18
          Results of Operations.......................................   18
          Liquidity and Capital Resources.............................   22
          Contractual Obligations and Other Commitments...............   24
          Stock Repurchase Program....................................   24
          Hedging.....................................................   24
          New Accounting Standards....................................   26
          Regulation..................................................   27
          Other Factors Affecting Our Business and Financial
          Results.....................................................   30
          Forward-Looking Information.................................   34
          Commonly Used Oil and Gas Terms.............................   34
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   37
          Oil and Gas Prices..........................................   37
          Interest Rates..............................................   37
          Foreign Currency Exchange Rates.............................   37
Item 8.   Financial Statements and Supplementary Data.................   38
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   76

                                                                        PAGE
                                                                        ----
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   76
Item 11.  Executive Compensation......................................   76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   76
Item 13.  Certain Relationships and Related Transactions..............   76

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   76

     Unless the context otherwise requires, all references in this report to "Newfield," "we," "us" or "our" are to Newfield Exploration Company and its subsidiaries. Unless otherwise noted, all information in this report relating to oil and gas reserves and the estimated future net cash flows attributable to those reserves are based on estimates we prepared and are net to our interest. If you are not familiar with the oil and gas terms used in this report, please refer to the explanations of such terms under the caption "Commonly Used Oil and Gas Terms" at the end of Item 7 of this report.

                                     PART I

ITEM 1.  BUSINESS

     Newfield is an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. Our company was founded in 1989 and we acquired our first property in 1990. Our initial focus area was the Gulf of Mexico. In the mid-1990s, we began to expand our operations to other select areas. Our areas of operation now also include the U.S. onshore Gulf Coast, the Anadarko Basin, offshore northwest Australia and the Bohai Bay, offshore China.

     At year-end 2001, we had proved reserves of 936.4 Bcfe. Of those reserves,

     - 77% were natural gas;

     - 93% were proved developed;

     - 58% were located in the Gulf of Mexico;

     - 39% were located onshore in the U.S.; and

     - 3% were located offshore Australia.

STRATEGY

     Our growth strategy has remained unchanged and is based on the following elements:

     - growing reserves through the drilling of a balanced portfolio;

     - balancing exploration with the acquisition and exploitation of proved properties;

     - focusing on select geographic areas;

     - controlling operations and costs;

     - using 3-D seismic data and other advanced technologies; and

     - attracting and retaining a quality workforce through equity ownership and other performance-based incentives.

     DRILLING PROGRAM. We have an active, technology-driven drilling program. We continuously evaluate opportunities and have a substantial inventory of prospects. The reserves targeted by our drilling program are balanced between a smaller number of higher risk, higher potential prospects and a greater number of lower risk, low and moderate potential prospects. We are planning to drill a greater number of higher potential exploration wells in 2002, including eight to ten Deep Shelf wells in the Gulf of Mexico. Our exploration budget for 2002 is $135 million -- a record level.

     BALANCE. Our total proved reserves reflect a balance of acquisitions and drillbit success. Balance is one of our founding and continuing business principles. Our exploration, acquisition and exploitation and development activities are complimentary and often overlap. We actively pursue the acquisition of proved oil and gas properties in select geographic areas. Acquired properties usually have exploration or exploitation potential. In addition, our initial entry into a new focus area typically has been accomplished by an acquisition. Acquisitions also may help create infrastructure that will facilitate our ability to capture other opportunities on a more attractive basis. In addition to acquisitions, we develop or acquire exploration prospects through the continuous review of our existing property base, farm-ins from other operators and federal and state lease sales. A successful exploratory prospect may reveal similar untested reserve potential on an adjacent property, making its purchase attractive. Our extensive seismic, land and production databases, along with regional geological interpretations, are critical to our acquisition and exploration efforts.

     GEOGRAPHIC FOCUS. Focus also is a founding and continuing business principle. We believe that our long-term success requires extensive knowledge of geologic and operating conditions in the areas where we operate. Because of this belief, we focus our efforts on a limited number of geographic areas where we can use our core competencies, such as geological and geophysical analyses through the application of 3-D seismic data and other advanced technologies, expertise in marine operations and significant influence on operations. We also believe that geographic focus allows us to make the most efficient use of our capital and personnel because we can manage a large asset base with a relatively small number of employees and add successful wells and proved property acquisitions at relatively low incremental costs.

     Gulf of Mexico. We have extensive experience in our largest focus area -- the Gulf of Mexico. It is a prolific oil and gas province, accounting for approximately 25% of domestic natural gas production. It has substantial existing infrastructure, including gathering systems, platforms and pipelines, facilitating cost effective operations and timely development of discoveries. We believe that the Gulf of Mexico has significant remaining undiscovered reserve potential. In addition to our traditional drilling activities on the shelf, we are active in two emerging plays -- the shallow water Offshore Texas Frio and the Deep Shelf. We also are working to enter the deepwater of the U.S. Gulf of Mexico. This play is a logical extension of our traditional efforts in the Gulf of Mexico and will help balance the weighting of risk and reward in our exploratory programs.

     Onshore Gulf Coast. As a natural extension of our offshore efforts, we established onshore Gulf Coast operations in 1995. With similar geologic features, our onshore program benefits from our core competencies. Over the last three years, we have added more than 25 experienced professionals to our onshore Gulf Coast team.

     Mid-Continent. In January 2001, we added the Mid-Continent as a focus area with the acquisition of Lariat Petroleum. About 90% of our proved reserves in the Mid-Continent are located in the Anadarko Basin of Oklahoma. By acquiring a going concern, we added a team of professionals with extensive experience in the area and a proven track record of profitably growing production and reserves. We believe that the Anadarko Basin provides an opportunity for future growth. It is a gas-rich province characterized by multiple productive zones, relatively low drilling costs and long life reserves. Like the Gulf of Mexico, it is a mature basin, offering the potential to consolidate properties.

     International. In the mid-1990s we began to consider investment in select international areas where we could use our core competencies under an attractive fiscal regime to provide additional or alternative opportunities and to gain exposure to high potential prospects. In 1997, we acquired a 35% interest in a production-sharing license in the Bohai Bay, offshore China. In mid-1999, we acquired interests in two producing oil fields, Jabiru and Challis, and 10 exploration and production licenses in the Timor Sea, offshore Australia. We continue to evaluate and pursue opportunities for international expansion in Australia and surrounding regions, China, South America and the United Kingdom's Southern Gas Basin of the North Sea.

     CONTROL OF OPERATIONS AND COSTS. We prefer to operate our properties. By controlling operations, we can better manage production performance, control operating expenses and capital expenditures, consider the application of technologies and influence timing. At the end of 2001, we operated about 85% of our total production. In an effort to control costs, we also use independent contractors for much of our domestic offshore operating activities.

     TECHNOLOGY. We use advanced technologies in our exploration and development activities to help reduce risks and lower costs. At February 28, 2002, we held licenses or otherwise had access to 3-D seismic surveys covering approximately 3,500 blocks (about 17 million acres) in the Gulf of Mexico's shallow waters, access to about 300 blocks in the deepwater of the Gulf of Mexico, more than 2,500 square miles in southern Louisiana and South Texas, 2,400 square miles in the Anadarko Basin, 5,000 square kilometers offshore

Australia, including coverage of the two producing fields we operate, and 350 square kilometers covering the area where we are currently active offshore China.

     EQUITY OWNERSHIP AND INCENTIVE COMPENSATION. Another of our founding and continuing business principles is both to reward and encourage our employees through equity ownership and incentive compensation based on performance and profitability. As of February 28, 2002, our employees owned or had options to acquire an aggregate of approximately 10% of our outstanding common stock on a fully diluted basis.

2001 OPERATING HIGHLIGHTS

     We were very active in 2001. We drilled 145 wells, completed our largest-ever acquisition to establish a new focus area in the Mid-Continent and completed an additional acquisition to enter a new play in the Gulf of Mexico.

     During 2001, we invested $97 million in exploration activities. The largest component of that expenditure was in the Gulf of Mexico. Our domestic exploration/exploitation drilling program resulted in 81 successful wells. Internationally, we drilled 10 wells in 2001. In China's Bohai Bay, we drilled two wells to the south of our CFD 12-1 Field in a new field discovery called CFD 12-1 South. We continued to appraise our CFD 12-1 Field, drilling two appraisal wells that found hydrocarbons and one dry hole. In Australia, we drilled five exploratory dry holes in 2001.

     Inclusive of the $333 million acquisition of Lariat Petroleum in January 2001, we invested $435 million in acquisitions. We entered the Offshore Texas Frio play through a 2001 acquisition. Our spending on development projects in 2001 was $303 million, including exploitation and development drilling and well recompletions. During 2001, we completed five major Gulf of Mexico development projects and a three well development drilling campaign in South Texas.

PLANS FOR 2002

     We are planning to drill a greater number of higher potential exploration wells in 2002, including eight to ten Deep Shelf wells. Inclusive of the Deep Shelf wells, we plan to drill at least 28 wells in the Gulf of Mexico. We expect to drill about 80 wells onshore. Internationally, we plan to drill at least one appraisal well in Bohai Bay, offshore China and at least two wells offshore Australia -- one exploratory well and an appraisal well on a license area farm-in.

     GULF OF MEXICO. In addition to our traditional drilling activities on the Shelf, we are active in two emerging plays -- the Offshore Texas Frio and the Deep Shelf. Over the last three years, 200 - 400 Bcfe of reserves have been discovered in water depths of less than 100 feet offshore Texas. Although the industry has drilled more than 55,000 wells on the Shelf, less than 1,000 have been drilled beneath 17,000 feet. These targets are higher risk but the reserve impact can be significant. We also are working to enter select deepwater plays in the Gulf of Mexico.

     Offshore Texas Frio. We the entered the Offshore Texas Frio play through an acquisition in 2001 and are actively exploring in the region. The geology is similar to our onshore South Texas producing fields and our expertise in these areas is applicable to our new efforts.

     Deep Shelf. We also are exploring deeper horizons on the Shelf with recent wells being drilled to more than 15,000 feet. Our first Deep Shelf success came in early 2001 when we discovered the West Cameron 294 Field, which is now producing. In early 2002, we drilled two additional Deep Shelf discoveries -- West Delta 21 and Eugene Island 163. We are encouraged by our early success in this play, however the risk profile of these wells is significantly different than our traditional Shelf drilling. Deeper targets are characterized by subtle amplitudes not easily detected with traditional seismic processing. Drilling expense and the risk of mechanical failure are likely to be significantly higher due to planned total depths and difficult drilling conditions because of bottomhole temperatures and pressures. Although infrastructure exists on the Shelf to facilitate the timely development of discoveries, the fabrication and installation of new structures could require additional time and expense prior to initial production.

     Deepwater. This play is a logical extension of our traditional efforts in the Gulf of Mexico and will help balance the weighting of risk and reward in our exploratory programs. In 2001, we developed a three phase strategy to enter this play. Under Phase I, we will focus on finding projects near infrastructure in water depths of less than 5,000 feet. As our knowledge and experience base advances, Phases II and III of our strategy will gradually move us into deeper waters, toward larger targets and into more remote regions where infrastructure may not exist. At this time, we do not have any deepwater properties but we have purchased both 2-D and 3-D seismic data to aid our exploration efforts. Our efforts to enter the deepwater play could be expedited through an acquisition of producing properties or an inventory of drilling prospects. We have made some personnel additions to give us additional expertise in this new effort. In 2001, we had one active deepwater team working the play and we have plans to add a second team in 2002.

     The risks associated with deepwater can be significantly greater than those in the more traditional Shelf operations. Drilling and development costs may be materially higher and lead times to first production may be much longer. For more information on the risks associated with our deepwater plans, please see "Other Factors Affecting Our Business and Financial Results" under Item 7 of this report.

     ONSHORE GULF COAST. Our production from this relatively new focus area has grown rapidly over the last three years, reflecting both acquisitions and drilling success. In 2002, our efforts will focus on exploration. We plan to drill approximately 20 wells. We recently acquired new seismic data in Texas and Louisiana and have new 3-D seismic acquisition programs planned in both states in 2002. We also will continue to screen for attractive acquisitions to help us expand this focus area.

     MID-CONTINENT. We expect to drill approximately 60 wells in 2002, predominantly in the Anadarko Basin. We believe that the Anadarko Basin provides an opportunity for future growth. Like the Gulf of Mexico, it is a mature basin, offering the potential to consolidate properties. We will continue to actively screen acquisition opportunities.

     INTERNATIONAL. During the first half of 2002, we expect to drill at least one additional appraisal well in the CFD 12-1 South Field in Bohai Bay, offshore China. Well results will help determine commerciality of the CFD 12-1 and 12-1 South Fields. In mid-2002, we plan to drill an appraisal well on an existing discovery known as Montara on the AC/RL 3 license area offshore Australia. We also have one additional exploration commitment well offshore Australia, which we expect to drill in late 2002. We will continue to evaluate and pursue opportunities for international expansion in Australia and surrounding regions, China, South America and the United Kingdom's Southern Gas Basin of the North Sea.

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

COMPETITION

     Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. For a further discussion of this competitive environment, please see the information set forth under the caption "Other Factors Affecting Our Business and Financial Results" in Item 7 of this report.

EMPLOYEES

     At February 28, 2002, we had 410 employees. We believe that our relationships with our employees are satisfactory.

     None of our 273 U.S. employees are covered by a collective bargaining agreement. From time to time, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. U.S. offshore field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

     We have 137 employees located in Australia. Our Perth, Australia office employs 31 people to manage our offshore operations. The remaining employees work offshore on our FPSOs. These employees are covered by collective bargaining agreements. At February 28, 2002, there were no significant issues outstanding under those agreements.

REGULATION AND OTHER FACTORS AFFECTING OUR BUSINESS AND FINANCIAL RESULTS

     For a discussion of the significant governmental regulations to which our business is subject and other significant factors that may affect our business, please see the information set forth under the captions "Regulation" and "Other Factors Affecting Our Business and Financial Results" in Item 7 of this report.

ITEM 2.  PROPERTIES

CONCENTRATION

     The majority of our proved reserves (58%) are located in the Gulf of Mexico. In total, 70% of our proved reserves are located in the Gulf of Mexico and coastal regions. While our 10 largest properties accounted for approximately 36% of our equivalent proved reserves at year-end 2001, no single property held more than 6% of our proved reserves or more than 7% of the net present value of our proved reserves.

GULF OF MEXICO

     Our properties are in water depths ranging from 45 to more than 800 feet. As of December 31, 2001, we owned interests in 171 leases (750,000 gross acres) and operated 142 platforms. During 2001, we drilled or participated in 35 wells in the Gulf of Mexico, 27 of which were successful. We also completed nine major development projects associated with discoveries made during 2000.

U.S. ONSHORE GULF COAST

     We currently own an interest in approximately 65,000 gross acres in the U.S. onshore regions of South Texas and southern Louisiana and expect to continue expanding our operations in these areas. During 2001, we drilled or participated in 18 wells onshore Gulf Coast, of which 15 were successful. Our net production from the Gulf Coast region was approximately 80 MMcfe/d as of February 26, 2002, including about 12 MMcfe/d that was voluntarily curtailed in response to low gas prices.

ANADARKO BASIN

     We have a significant presence in the Mid-Continent. This focus area was established with a first quarter 2001 acquisition. We operate 75% of our proved reserves. At year-end 2001, our production in the Mid-Continent was approximately 68 MMcfe/d, 80% of which was natural gas. As of December 31, 2001, we owned an interest in 1,497 wells, 493 of which are company-operated. Our acreage position is also significant. We have an interest in 440,000 gross lease acres (230,000 net) and 70,000 gross mineral acres (18,000 net).

INTERNATIONAL

     AUSTRALIA. We own a 50% interest in two producing oil fields offshore Australia and two related floating production, storage and off-loading vessels (commonly referred to as FPSOs). In addition, we have exploration permits on about 2.4 million gross acres. Through relinquishments in 2001, our acreage position has been reduced from the original amount of about
2.5 million gross acres. With planned relinquishments, we expect our gross acreage position will be about 433,000 acres by mid-2002. Our production during 2001 averaged 4,043 BOPD. Although these fields are on a natural decline, they have benefited from our gas lift optimization program. This program helped increase both production and ultimate oil recovery from the Jabiru and Challis Fields and we recorded a positive reserve revision of about 1.5 MMBbls during the year. Our drilling results to date in Australia have been disappointing. During 2001, we participated in five dry holes (one company-operated). All of these were high risk, high potential wildcat wells. We have one additional exploration commitment well that we expect to drill in late 2002. In 2001, we became operator of the AC/RL 3 license area where we plan to drill an appraisal well in mid-2002 on the Montara oil discovery. If successful, we plan to develop oil reserves associated with this project. We have a 50% interest in the venture.

     CHINA. We own a 35% interest in Block 05/36 in Bohai Bay, offshore China. Our interest is subject to a 51% back in by the Chinese National Offshore Oil Company. The block covers more than 300,000 acres. There currently is no production on the block. We discovered the CFD 12-1 Field in 2000. Since that time, we have been appraising the field to determine if commercial oil reserves exist. In 2001, we drilled two wells to the south of our CFD 12-1 Field in a new field discovery called CFD 12-1 South. We continued to appraise our CFD 12-1 Field, drilling two appraisal wells that found hydrocarbons and one dry hole. In the first half of 2002, we expect to drill at least one additional appraisal well in the CFD 12-1 South Field. Well results will help determine commerciality of the CFD 12-1 and 12-1 South Fields. We have not booked any proved reserves on these fields to date.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     The following table shows our estimated net proved oil and gas reserves, the standardized measure of future after-tax net cash flows before 10% annual discount and the present value of estimated future after-tax net cash flows related to such reserves as of December 31, 2001. The present value of estimated future pre-tax and after-tax net cash flows was prepared using year-end oil and gas prices, discounted at 10% per year.

                                                               PROVED RESERVES
                                                     ------------------------------------
                                                     DEVELOPED   UNDEVELOPED     TOTAL
                                                     ---------   -----------   ----------
UNITED STATES:
Oil and condensate (MBbls)........................     29,151          1,808       30,959
Gas (MMcf)........................................    662,879         55,433      718,312
Total proved reserves (MMcfe).....................    837,785         66,281      904,066
Standardized measure of estimated future after-tax
  net cash flows before 10% annual discount (in
  thousands)......................................                             $1,311,622
Present value of estimated future after-tax net
  cash flows (in thousands).......................                             $  958,863
AUSTRALIA:
Oil and condensate (MBbls)........................      5,383             --        5,383
Gas (MMcf)........................................         --             --           --
Total proved reserves (MMcfe).....................     32,298             --       32,298
Standardized measure of estimated future after-tax
  net cash flows before 10% annual discount (in
  thousands)......................................                             $   12,782
Present value of estimated future after-tax net
  cash flows (in thousands).......................                             $   12,655
TOTAL:
Oil and condensate (MBbls)........................     34,534          1,808       36,342
Gas (MMcf)........................................    662,879         55,433      718,312
Total proved reserves (MMcfe).....................    870,083         66,281      936,364
Standardized measure of estimated future after-tax
  net cash flows before 10% annual discount (in
  thousands)......................................                             $1,324,404
Present value of estimated future after-tax net
  cash flows (in thousands).......................                             $  971,518

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. For a discussion of these uncertainties, see "Other Factors Affecting Our Business and Financial Results" and "Forward Looking Statements" under Item 7 of this report.

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

FINDING COSTS

     The following table sets forth certain information regarding the costs associated with finding, acquiring and developing our proved oil and gas reserves.

                                              CAPITALIZED     RESERVES          COST TO
                                                COSTS(1)        ADDED     FIND AND DEVELOP(2)
                                             --------------   ---------   -------------------
                                             (IN THOUSANDS)    (MMCFE)        (PER MCFE)
1997.......................................    $  237,574       186,033          $1.28
1998.......................................       304,891       166,475           1.83
1999.......................................       206,157       194,970           1.06
2000.......................................       367,496       232,219           1.58
2001.......................................       834,560       424,192           1.97
                                               ----------     ---------          -----
Five-year period ended December 31, 2001...    $1,950,678     1,203,889          $1.62
                                               ==========     =========          =====

---------------

(1) Capitalized costs represent our capitalized expenditures as shown in the immediately following table except that acquisition and exploration costs relating to foreign locations other than Australia and interest capitalized are not included.

(2) The cost to find and develop per Mcfe for 2001 and the five-year period ended December 31, 2001 would have been $2.02 and $1.67, respectively, if we had included all capitalized expenditures as shown in the immediately following table.

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

     The following table sets forth certain information regarding the capitalized costs we incurred in the purchase of proved and unproved properties and in our development and exploration activities.

                                                 YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                     2001       2000       1999       1998       1997
                                   --------   --------   --------   --------   --------
                                                      (IN THOUSANDS)
Property acquisition:
  Unproved properties -- U.S. ...  $ 57,872   $ 23,621   $  5,849   $  3,400   $ 31,541
  Unproved properties -- Other
     International...............        --      1,031         --         --      7,196
  Proved properties -- U.S.(1)...   377,532    115,567     77,673     86,219     30,368
  Proved
     properties -- Australia.....      (171)      (295)     2,490         --         --
Exploration -- U.S. .............    91,991     88,572     44,332     60,087     59,787
Exploration -- Australia.........     8,111     10,448      3,852         --         --
Exploration -- Other
  International..................    11,944      5,286      1,266      1,512      4,908
Development -- U.S. .............   298,221    125,823     70,913    155,185    115,878
Development -- Australia.........     1,004      3,760      1,048         --         --
Interest capitalized -- U.S. ....     8,891      5,353      2,376      4,369      3,481
                                   --------   --------   --------   --------   --------
       Total capitalized costs...  $855,395   $379,166   $209,799   $310,772   $253,159
                                   ========   ========   ========   ========   ========

---------------

(1) Proved acquisition costs in 2001 do not include a $105,081 purchase price step-up for accounting purposes resulting from deferred federal income tax associated with the Lariat acquisition.

DRILLING ACTIVITY

     The following table sets forth our drilling activity for each year of the three-years in the period ended December 31, 2001.(1)

                                                    2001           2000          1999
                                                ------------   ------------   -----------
                                                GROSS   NET    GROSS   NET    GROSS   NET
                                                -----   ----   -----   ----   -----   ---
Exploratory wells:
  Productive -- U.S. .........................   31     21.0    19     10.9     6     3.9
  Nonproductive -- U.S. ......................   13      8.8     5      2.4     6     3.1
  Nonproductive -- Australia..................    5      1.5     2      1.1    --      --
  Productive -- China(2)......................   --       --    --       --    --      --
  Nonproductive -- China......................    1      0.4    --       --    --      --
                                                 --     ----    --     ----    --     ---
       Total..................................   50     31.7    26     14.4    12     7.0
                                                 ==     ====    ==     ====    ==     ===
Development wells:
  Productive -- U.S. .........................   81     50.2    24     15.0     7     4.8
  Nonproductive -- U.S. ......................   11      6.5     3      2.0     1     0.6
  Nonproductive -- Australia..................   --       --     2      1.0    --      --
                                                 --     ----    --     ----    --     ---
       Total..................................   92     56.7    29     18.0     8     5.4
                                                 ==     ====    ==     ====    ==     ===

---------------

(1) We were in the process of drilling four gross (2.4 net) exploratory wells and one gross (one net) developmental well in the U.S. at December 31, 2001.

(2) We drilled four gross (1.6 net) and two gross (0.8 net) appraisal wells in China during 2001 and 2000, respectively. Because the commerciality of these wells had not been determined as of December 31, 2001, they are not included in the table.

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and gas wells in which we owned an interest as of December 31, 2001 and the location of, and other information with respect to, those wells. "Gross wells" refers to the total number of wells in which we own an interest and "net wells" refers to the sum of the fractional working interests we own in the gross wells.

                                                         COMPANY         OUTSIDE          TOTAL
                                                        OPERATED        OPERATED       PRODUCTIVE
                                                          WELLS           WELLS           WELLS
                                                      -------------   -------------   -------------
                                                      GROSS    NET    GROSS    NET    GROSS    NET
                                                      -----   -----   -----   -----   -----   -----
Offshore Louisiana
  Oil...............................................    53     33.3       8     1.2      61    34.5
  Gas...............................................   112     69.4      45     7.0     157    76.4
Onshore Louisiana
  Oil...............................................     1      0.8       1     0.1       2     0.9
  Gas...............................................     6      3.3       8     0.6      14     3.9
Offshore Texas
  Oil...............................................    14      7.2      --      --      14     7.2
  Gas...............................................    27     12.5       9     2.1      36    14.6
Onshore Texas
  Oil...............................................    19     14.7      28     2.1      47    16.8
  Gas...............................................    61     55.0      28     5.8      89    60.8
Onshore Oklahoma
  Oil...............................................   178    131.2     630    37.2     808   168.4
  Gas...............................................   255    191.8     308    52.4     563   244.2
Onshore Other Domestic
  Oil...............................................     4      2.7       1     0.3       5     3.0
  Gas...............................................    10      7.9      18     4.6      28    12.5
                                                       ---    -----   -----   -----   -----   -----
    Total Domestic
    Oil.............................................   269    189.9     668    40.9     937   230.8
    Gas.............................................   471    339.9     416    72.5     887   412.4
                                                       ---    -----   -----   -----   -----   -----
Offshore Australia
  Oil...............................................    12      6.0      --      --      12     6.0
                                                       ---    -----   -----   -----   -----   -----
Total Company
  Oil...............................................   281    195.9     668    40.9     949   236.8
  Gas...............................................   471    339.9     416    72.5     887   412.4
                                                       ---    -----   -----   -----   -----   -----
         Total......................................   752    535.8   1,084   113.4   1,836   649.2
                                                       ===    =====   =====   =====   =====   =====

     The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs or contracts for field personnel and performs other functions. The charges under operating agreements customarily vary with the depth and location of the well being operated. An operator receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area by unaffiliated third parties.

ACREAGE DATA

     The Company owns interests in developed and undeveloped oil and gas acreage in various parts of the world. These ownership interests generally take the form of "working interests" in oil and gas leases that have varying terms. The following table shows certain information regarding our developed and undeveloped lease acreage as of December 31, 2001.

                                              DEVELOPED ACRES       UNDEVELOPED ACRES
                                            -------------------   ---------------------
                                              GROSS       NET       GROSS        NET
                                            ---------   -------   ---------   ---------
Offshore Louisiana:
  Federal waters..........................    506,839   277,839      97,204      75,094
  State waters............................      2,512     1,666         808         808
Onshore Louisiana.........................     15,694     8,371       6,259       3,077
Offshore Texas:
  Federal waters..........................     90,292    43,505      48,787      36,887
  State waters............................      1,968       665       1,913       1,913
Onshore Texas.............................     41,535    25,669      32,764      23,427
Onshore Oklahoma..........................    108,214    58,310     287,463     144,590
Onshore Other Domestic....................     12,777     6,314          --          --
                                            ---------   -------   ---------   ---------
     Total Domestic.......................    779,831   422,339     475,198     285,796
                                            ---------   -------   ---------   ---------
Offshore Australia........................    350,635   175,317   2,130,249     801,173
Offshore China............................         --        --     311,346     108,971
                                            ---------   -------   ---------   ---------
     Total International..................    350,635   175,317   2,441,595     910,144
                                            ---------   -------   ---------   ---------
     Total Company........................  1,130,466   597,656   2,916,793   1,195,940
                                            =========   =======   =========   =========

     Leases covering approximately 1,818,910 (688,270 net), 44,822 (36,505 net),
284,586 (127,685 net), 377,726 (154,642 net) and 261,867 (148,430 net)
undeveloped acres are scheduled to expire in 2002, 2003, 2004, 2005 and 2006, respectively.

TITLE TO PROPERTIES

     We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry in the case of undeveloped properties, little investigation of record title may made at the time of acquisition. Investigations are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use of or affect the value of such properties. Burdens on properties may include:

     - customary royalty interests;

     - liens incident to operating agreements and for current taxes;

     - obligations or duties under applicable laws,

     - development obligations under oil and gas leases; and

     - burdens such as net profits interests.

ITEM 3.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceedings with respect to our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages (as of March 1, 2002) of and positions held by our executive officers. Our executive officers serve at the discretion of the Board of Directors.

                NAME                   AGE                      POSITION
                ----                   ---                      --------
David A. Trice.......................  53    President and Chief Executive Officer and a
                                             Director
Terry W. Rathert.....................  48    Vice President, Chief Financial Officer and
                                             Secretary
David F. Schaible....................  40    Vice President -- Acquisitions and Development
Elliott Pew..........................  46    Vice President -- Exploration
William D. Schneider.................  49    Vice President -- International
C. William Austin....................  48    Legal Counsel and Assistant Secretary
Brian L. Rickmers....................  33    Controller and Assistant Secretary
Susan G. Riggs.......................  42    Treasurer

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

     BRIAN L. RICKMERS has served as Controller and Assistant Secretary since May 2001. From February 2000 to May 2001 he served as Assistant Controller. Mr. Rickmers joined Newfield in December 1993.

     SUSAN G. RIGGS was named to her present position in August 1999. From May 1997 to August 1999, she served us as a Financial Analyst. Mrs. Riggs was Treasurer/Controller of Huffco Group, Inc. from 1995 to May 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "NFX." The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by the New York Stock Exchange.

                                                              HIGH     LOW
                                                              -----   -----
2000
  First Quarter.............................................  38.31   24.50
  Second Quarter............................................  45.38   32.88
  Third Quarter.............................................  50.25   31.81
  Fourth Quarter............................................  49.50   36.25
2001
  First Quarter.............................................  47.75   32.50
  Second Quarter............................................  37.80   31.00
  Third Quarter.............................................  36.11   26.25
  Fourth Quarter............................................  37.30   27.00
2002
  First Quarter (Through March 11, 2002)....................  37.24   30.34

     On March 11, 2002 the last reported sale price of our common stock on the New York Stock Exchange Composite Tape was $36.35 per share.

     As of March 5, 2002 there were approximately 300 holders of record of our common stock.

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

     On January 21, 2001, we issued 1,951,530 shares of our common stock in transactions not involving any public offering that were exempt from the provisions of Section 5 of the Securities Act pursuant to Section 4(2) of such act. All of these shares were issued in connection with our acquisition of Lariat Petroleum. As part of the consideration in the acquisition, we issued 1,906,530 shares of our common stock to the stockholders of Lariat. These stockholders consisted of a private equity fund (1,864,735 shares) the President, Chief Executive Officer and Chairman of the Board of Lariat (26,158 shares) and seven other individuals who were executive officers or directors of or investors in Lariat (15,637 shares). In addition, in connection with acquisition and in consideration of their continued employment, three executive officers of Lariat were granted a total of 45,000 restricted shares of our common stock pursuant to our 2000 Omnibus Stock Plan.

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

                                                               YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                                2001         2000        1999        1998        1997
                                             ----------   ----------   ---------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Oil and gas revenues.......................  $  749,405   $  526,642   $ 287,889   $ 199,474   $ 201,755
                                             ----------   ----------   ---------   ---------   ---------
Operating expenses:
  Lease operating..........................     102,922       65,372      45,561      35,345      24,308
  Production and other taxes...............      17,523       10,288       2,215          --          --
  Transportation...........................       5,569        5,984       5,922       3,789       2,356
  Depreciation, depletion and
    amortization...........................     282,567      191,182     152,644     123,147      94,000
  Ceiling test writedown...................     106,011          503          --     104,955       4,254
  General and administrative (1)...........      43,955       32,084      16,404      12,070      12,270
                                             ----------   ----------   ---------   ---------   ---------
         Total operating expenses..........     558,547      305,413     222,746     279,306     137,188
                                             ----------   ----------   ---------   ---------   ---------
Income (loss) from operations..............     190,858      221,229      65,143     (79,832)     64,567
Other income (expense), net................     (24,319)     (16,540)    (13,128)     (8,544)     (2,146)
Unrealized commodity derivate income.......      24,821           --          --          --          --
                                             ----------   ----------   ---------   ---------   ---------
Income (loss) before income taxes..........     191,360      204,689      52,015     (88,376)     62,421
Income tax provision (benefit).............      67,612       69,980      18,811     (30,677)     21,818
                                             ----------   ----------   ---------   ---------   ---------
Income (loss) before cumulative effect of
  change in accounting principle...........  $  123,748   $  134,709   $  33,204   $ (57,699)  $  40,603
Cumulative effect of change in accounting
  principle(2)(3)..........................      (4,794)      (2,360)         --          --          --
                                             ----------   ----------   ---------   ---------   ---------
Net income (loss)..........................  $  118,954   $  132,349   $  33,204   $ (57,699)  $  40,603
                                             ==========   ==========   =========   =========   =========
Earnings per share:
Basic --
  Income (loss) before cumulative effect of
    change in accounting principle.........  $     2.80   $     3.18   $    0.81   $   (1.55)  $    1.14
  Cumulative effect of change in accounting
    principle(2)(3)........................       (0.11)       (0.05)         --          --          --
                                             ----------   ----------   ---------   ---------   ---------
  Net income (loss)........................  $     2.69   $     3.13   $    0.81   $   (1.55)  $    1.14
                                             ==========   ==========   =========   =========   =========
Diluted --
  Income (loss) before cumulative effect of
    change in accounting principle.........  $     2.66   $     2.98   $    0.79   $   (1.55)  $    1.07
  Cumulative effect of change in accounting
    principle(2)(3)........................       (0.10)       (0.05)         --          --          --
                                             ----------   ----------   ---------   ---------   ---------
  Net income (loss)........................  $     2.56   $     2.93   $    0.79   $   (1.55)  $    1.07
                                             ==========   ==========   =========   =========   =========
Weighted average number of shares
  outstanding for basic earnings per
  share....................................      44,258       42,333      41,194      37,312      35,612
Weighted average number of shares
  outstanding for diluted earnings per
  share....................................      48,894       47,228      42,294      37,312      38,017
CASH FLOW DATA:
Net cash provided by operating activities
  before changes in operating assets and
  liabilities..............................  $  526,761   $  383,524   $ 205,553   $ 141,948   $ 161,852
Net cash provided by operating
  activities...............................     502,372      316,444     184,903     146,575     160,338
Net cash used in investing activities......    (765,822)    (355,547)   (210,817)   (318,991)   (242,962)
Net cash provided by financing
  activities...............................     273,127       15,933      67,758     164,291      77,551

                                                               YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                                2001         2000        1999        1998        1997
                                             ----------   ----------   ---------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital surplus (deficit)..........  $   65,573   $   38,497   $  35,202   $  (8,806)  $     372
Oil and gas properties, net................   1,408,579      832,907     644,434     578,002     483,823
Total assets...............................   1,663,371    1,023,250     781,561     629,311     553,621
Long-term debt.............................     428,631      133,711     124,679     208,650     129,623
Convertible preferred securities...........     143,750      143,750     143,750          --          --
Stockholders' equity.......................     709,978      519,455     375,018     323,948     292,048
RESERVE DATA (AT END OF PERIOD):
Proved reserves:
  Oil and condensate (MBbls)...............      36,342       27,934      25,770      15,171      16,307
  Gas (MMcf)...............................     718,312      519,723     440,173     422,277     337,481
  Total proved reserves (MMcfe)............     936,364      687,327     594,790     513,304     435,323
Standardized measure of estimated future
  after-tax net cash flows before 10%
  annual discount..........................  $1,324,404   $3,494,291   $ 913,296   $ 559,264   $ 629,861
Present value of future after-tax net cash
  flows....................................  $  971,518   $2,670,258   $ 732,519   $ 451,156   $ 502,948

---------------

(1) General and administrative expense includes non-cash stock compensation charges of $2,751; $3,047; $1,999; $2,222 and $1,177 for 2001, 2000, 1999,
    1998 and 1997, respectively. See Note 10 to our consolidated financial statements.

(2) We adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000. The adoption of SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at lower of cost or market, which was a change from our historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on the consolidated statement of income for the year ended December 31, 2000. The pro forma effect had SAB No. 101 been applied retroactively to 1999 would have reduced net income by $2.36 million, or $0.06 per diluted share. SAB No. 101 would not have effected periods prior to the acquisition of our Australian operations in July 1999.

(3) We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS No. 133 requires us to record all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. For all periods prior to January 1, 2001, we accounted for commodity price hedging instruments in accordance with SFAS No. 80. The cumulative effective of the adoption is a reduction in net income of $4.8 million, or $0.10 per diluted share, and is shown as the cumulative effect of change in accounting principle on the consolidated statement of income for the year ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas. Prices for oil and gas fluctuate widely. Oil and gas prices affect:

     - the amount of cash flow available for capital expenditures;

     - our ability to borrow and raise additional capital;

     - the amount of oil and gas that we can economically produce; and

     - the accounting for our oil and gas activities.

We use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations.

     Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop, acquire and produce oil and gas reserves. We believe that our working capital and cash flow from operations will be sufficient to fund planned capital expenditures in 2002.

     Accounting for oil and gas activities is subject to special rules that are unique to the oil and gas business. These rules require us to make several difficult, subjective or complex judgments or estimates. These judgments or estimates primarily relate to the capitalization and amortization of costs and the valuation of oil and gas price hedging activities. Our judgments and estimates have a significant effect on our reported results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

     We believe that the policies described below are critical to the reporting of our financial position and operating results, and require management's most difficult, subjective or complex judgments. Our most significant estimates are:

     - remaining proved oil and gas reserves;

     - timing of our future drilling activities;

     - future costs to develop and abandon our oil and gas properties; and

     - the value of derivative positions.

For additional risks associated with these items see "Other Factors Affecting Our Business and Financial Results" in this Item 7.

     ACCOUNTING FOR OIL AND GAS ACTIVITIES. Accounting for oil and gas activities is subject to special rules that are unique to the oil and gas business. Two generally accepted methods for accounting for oil and gas activities are available -- successful efforts and full cost. The most significant differences between these two methods are the treatment of exploration costs and the manner in which the carrying value of oil and gas properties are amortized and evaluated for impairment. The successful efforts method requires exploration costs to be expensed as they are incurred while the full cost method provides for the capitalization of such costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserves. Impairment of oil and gas properties under the successful efforts method provides for a comparison of the carrying value of individual oil and gas properties against their estimated fair value, while impairment under the full cost method requires a comparison of the carrying value of oil and gas properties included in a cost center against the net present value of future cash flows of related proved reserves, using period end prices and costs and a 10% discount rate.

     Full Cost Method. We use the full cost method of accounting for our oil and gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Capitalized costs also include salaries, employee benefits, costs of consulting services and other expenses that are directly related to exploration activities. Interest costs related to unproved properties and properties under development also are capitalized. Costs associated with production and general corporate activities are expensed in the period incurred.

     Depreciation, Depletion and Amortization. The capitalized costs of our oil and gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves. The quantities of estimated proved oil and gas reserves is a significant component of amortization and revisions in such estimates may alter the rate of future expense. Generally, if reserve volumes increase or decrease, then the amortization rate per unit of production will change inversely. However, when capitalized costs change, the amortization rate moves in the same direction. The per unit rate is not affected by production volumes. Amortization is calculated separately on a country-by-country basis.

     Future Development and Abandonment Costs. Future development costs include costs incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our offshore production platforms, FPSOs, gathering systems, wells and related structures and restoration costs of land and seabed. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically occur many years in the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment.

     Full Cost Ceiling Limitation. Under the full cost method, we are subject to quarterly calculations of a "ceiling" or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence and result in lower amortization expense in future periods. The ceiling limitation is applied separately for each country in which we have oil and gas properties. The discounted present value of our proved reserves is a major component of the ceiling calculation and requires the most subjective judgments. Given the volatility of natural gas and oil prices, it is reasonably possible that our estimate of discounted future net cash flows from proved reserves will change in the near term. If natural gas and oil prices decline, even if for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that writedowns of our oil and gas properties could occur in the future.

     While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The future net revenues associated with our estimated proved reserves are not based on our assessment of future prices or costs. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a writedown if prices increase subsequent to the end of a quarter in which a writedown might otherwise be required. With the concurrence of the Securities and Exchange Commission, our impairment calculation uses a hedge adjusted price (net realized price after considering cash flow hedges) applied to the quantity of proved reserves covered by our hedges.

     Unevaluated Costs. Unevaluated costs are excluded from our amortization base until we have evaluated the properties associated with these costs. The costs associated with unevaluated leasehold acreage, unamortized seismic data, wells currently drilling and capitalized interest are not initially included in our amortization base. Leasehold and seismic costs are either transferred to our amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value. Leasehold costs are transferred to our amortization base if a reduction in value has occurred. The decision to withhold costs from amortization and the timing of transferring such costs into the amortization base involves a significant amount of management judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and results of drilling on adjacent acreage.

     FAIR VALUE OF DERIVATIVE INSTRUMENTS. Beginning in 2001, the estimated fair values of our derivative instruments are recorded on our consolidated balance sheet. All of our derivative instruments represent hedges against the price we will receive for our future oil and natural gas production. We do not use derivative instruments for trading purposes. Although our derivatives are reported on the balance sheet at fair value, to the extent that changes in those fair values offset changes in the expected cash flows from our forecasted production, such amounts are not included in our consolidated results of operations. Instead, they are recorded directly to stockholders' equity until the hedged oil or natural gas quantities are produced. To the extent the change in the fair value of the derivative exceeds the change in the expected cash flows from the forecasted production, the change is recorded in income in the period it occurs. We also record the periodic change in the time value component of the option contracts used in our hedging strategy in income in the period the change occurs.

     In determining the amounts to be recorded, we are required to estimate the fair values of both the derivative and the associated hedged production at its physical location. Where necessary, we adjust NYMEX prices to other regional delivery points using our own estimates of future regional prices. Our estimates are based upon various factors that include closing prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of our option contracts requires the use of the Black-Scholes option pricing model. The estimated future prices are compared to the prices fixed by the hedge agreements and the resulting estimated future cash inflows or outflows over the lives of the hedges are discounted to calculate the fair value of the derivative contracts. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differences and interest rates. We periodically validate our valuations using independent third parties quotations.

WRITEDOWN OF OIL AND GAS PROPERTIES

     Based on oil and gas prices in effect on December 31, 2001 ($2.65 per MMBtu for gas and $19.84 per barrel for oil), the unamortized cost of our domestic oil and gas properties exceeded the cost center ceiling. In accordance with full cost accounting rules, we recorded a domestic ceiling test writedown at December 31, 2001 of $106 million ($68 million after-tax). With the concurrence of the Securities and Exchange Commission, the impairment was calculated using a hedge adjusted price. The writedown would have been $184 million ($118 million after-tax) if we had not used hedge adjusted prices. Because of the volatility of oil and gas prices, no assurance can be given that we will not experience a ceiling test writedown in future periods.

RESULTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
PRODUCTION(1):
United States
  Natural gas (Bcf)........................................   133.2    105.4     87.4
  Oil and condensate (MBbls)...............................   5,522    4,090    3,487
  Total (Bcfe).............................................   166.3    130.0    108.3
Australia
  Oil and condensate (MBbls)...............................   1,476    1,674      867
  Total (Bcfe).............................................     8.9     10.0      5.2
Total
  Natural gas (Bcf)........................................   133.2    105.4     87.4
  Oil and condensate (MBbls)...............................   6,998    5,764    4,354
  Total (Bcfe).............................................   175.2    140.0    113.5
AVERAGE REALIZED PRICES(2):
United States
  Natural gas (per Mcf)....................................  $ 4.32   $ 3.56   $ 2.32
  Oil and condensate (per Bbl).............................   24.01    23.33    16.27
Australia
  Oil and condensate (per Bbl).............................  $23.96   $30.08   $25.70
Total
  Natural gas (per Mcf)....................................  $ 4.32   $ 3.56   $ 2.32
  Oil and condensate (per Bbl).............................   24.00    25.29    18.15

---------------

(1) Excludes Australian volumes produced but not sold.

(2) For purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduced the realized price of natural gas by $0.03, $0.04 and $0.05 for the years ended 2001, 2000 and 1999, respectively. The realized price of oil and condensate is reduced by $0.24, $0.27 and $0.32 for the years ended 2001, 2000 and 1999, respectively. Average realized prices include the effect of hedges.

     PRODUCTION. Our total oil and gas production (stated on a natural gas equivalent basis) increased 25% in 2001 and 23.3% in 2000. Gas production in 2001 was impacted by our decision to voluntarily curtail approximately five Bcfe in the fourth quarter of 2001 in response to low commodity prices. Without the curtailment, our production would have increased 29% over 2000 levels.

     Natural Gas. Our 2001 natural gas production increased 26% over 2000. The significant increase was attributable to a balance between acquisitions and drilling. About half of the production increase in 2001 came from the Mid-Continent acquisition, which closed in January 2001. Our development drilling program in South Texas was also a major contributor to our production growth. Following the drilling of six development wells in the East Sarita Field of South Texas, net production increased from about 25 MMcfe/d to a peak of nearly 80 MMcfe/d in the third quarter of 2001. Our onshore Gulf Coast production averaged about 81 MMcfe/d in 2001, a 25% increase over the 65 MMcfe/d we averaged in 2000. The following Gulf of Mexico development projects were also major contributors: West Cameron 294, West Cameron 240 A and High Island A-521. Gains in production were partially offset by natural declines from other producing properties. In 2000, our natural gas volumes increased 21% over 1999. Our acquisition of three producing gas fields in South Texas in early 2000 added about nine Bcfe of production. Development projects in the Gulf of Mexico at Eugene Island 198/199/202, West Cameron 522 and Main Pass 264 also contributed to the production increase.

     Crude Oil and Condensate. Our crude oil production in 2001 increased 21% over 2000 levels. The increase in 2001 oil production primarily relates to our early 2001 acquisition in the Mid-Continent and the success of our drilling efforts. During 2001, our oil production in Australia averaged 4,043 BOPD and accounted for about 21% of our total oil production. Major development projects in the Gulf of Mexico that increased our 2001 oil production were Viosca Knoll 738/739, Eugene Island 182 and Main Pass 138. The increase in 2000 oil production primarily relates to the full-year affect of our acquisition of two producing oil fields in Australia and development projects in the Gulf of Mexico. During 2000, our Australian oil production averaged about 4,573 BOPD and accounted for 29% of our total oil production. Major development projects in the Gulf of Mexico that contributed to our increased oil production in 2000 were Vermilion 215, Eugene Island 198/199/202, High Island 474 and Main Pass 138 and
264. Our crude oil and condensate production in 2000 was 32% more than our crude oil production in 1999.

     EFFECT OF HEDGING ON REALIZED PRICES. The following table presents information about the effect of our hedging program on realized prices.

                                                              AVERAGE
                                                          REALIZED PRICES     RATIO OF
                                                          ----------------   HEDGED TO
                                                           WITH    WITHOUT   NON-HEDGED
                                                          HEDGE     HEDGE     PRICE(1)
                                                          ------   -------   ----------
Natural Gas
  Year ended December 31, 2001..........................  $ 4.32   $ 4.14       104%
  Year ended December 31, 2000..........................  $ 3.56   $ 4.05        88%
  Year ended December 31, 1999..........................  $ 2.32   $ 2.27       102%
Crude Oil and Condensate
  Year ended December 31, 2001..........................  $24.00   $24.17        99%
  Year ended December 31, 2000..........................  $25.29   $29.71        85%
  Year ended December 31, 1999..........................  $18.15   $19.31        94%

---------------

(1) The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

     NET INCOME AND REVENUES. For 2001, we had net income of $119.0 million, or $2.56 per diluted share. These results include an impairment charge of $106 million, or $1.39 per diluted share, and a loss of $4.8 million, or $0.10 per diluted share, reflecting the cumulative effect of change in accounting principle related to hedging transactions (FAS 133). This compares to 2000 net income of $132.3 million (which includes a charge for the cumulative effect of a change in accounting principle of $2.4 million, or $0.05 per diluted share), or $2.93 per diluted share, and 1999 net income of $33.2 million, or $0.79 cents per diluted share. Revenues for 2001 were $749.4 million, 42% above 2000 revenues of $526.6 million. Revenues in 1999 were $287.9 million. The increase in revenues in 2001 was primarily due to a 25% increase in production volumes and higher realized natural gas prices.

     OPERATING EXPENSES. The following table presents information about our operating expenses for the two years ended December 31, 2001.

                                          UNIT OF PRODUCTION                    AMOUNT
                                              (PER MCFE)                    (IN MILLIONS)
                                      --------------------------   --------------------------------
                                       YEAR ENDED                      YEAR ENDED
                                      DECEMBER 31,    PERCENTAGE      DECEMBER 31,       PERCENTAGE
                                      -------------    INCREASE    -------------------    INCREASE
                                      2001    2000    (DECREASE)     2001       2000     (DECREASE)
                                      -----   -----   ----------   --------   --------   ----------
United States:
  Lease operating...................  $0.52   $0.40       30%      $ 85,683   $ 51,509       66%
  Production and other taxes........   0.09    0.04      125%        14,424      5,643      156%
  Transportation....................   0.03    0.05      (40%)        5,569      5,984       (7%)
  Depreciation, depletion and
     amortization...................   1.65    1.41       17%       274,893    183,739       50%
  General and administrative
     (exclusive of stock
     compensation)..................   0.24    0.22        9%        39,870     28,426       40%
       Total operating..............   2.53    2.17       17%       420,439    275,301       53%
Australia:
  Lease operating...................  $1.95   $1.38       41%      $ 17,239   $ 13,863       24%
  Production and other taxes........   0.35    0.46      (24%)        3,099      4,645      (33%)
  Transportation....................     --      --       --             --         --       --
  Depreciation, depletion and
     amortization...................   0.87    0.74       18%         7,674      7,443        3%
  General and administrative
     (exclusive of stock
     compensation)..................   0.15    0.06      150%         1,334        611      118%
       Total operating..............   3.31    2.74       21%        29,346     26,562       11%
Total:
  Lease operating...................  $0.59   $0.47       26%      $102,922   $ 65,372       57%
  Production and other taxes........   0.10    0.07       43%        17,523     10,288       70%
  Transportation....................   0.03    0.04      (25%)        5,569      5,984       (7%)
  Depreciation, depletion and
     amortization...................   1.61    1.37       18%       282,567    191,182       48%
  General and administrative
     (exclusive of stock
     compensation)..................   0.24    0.21       14%        41,204     29,037       42%
       Total operating..............   2.57    2.16       19%       449,785    301,863       49%

     Our operating expenses for 2001, exclusive of the ceiling test writedown, on a unit of production basis increased 19% over 2000 as the result of higher lease operating, production tax, DD&A and G&A expense. The reasons for these increases are described below.

     - The increased lease operating expense per Mcfe reflects higher oilfield service costs in all our domestic focus areas, and relatively higher Australian lease operating expenses associated with the operations and maintenance of our two FPSOs.

     - The increase in production and other taxes is primarily related to higher natural gas prices, our expanding onshore Gulf Coast operations and the acquisition of Mid-Continent properties in early 2001. The increase was partly offset by resource rent tax in Australia, which was 33% lower in 2001 compared to 2000 due to unsuccessful drilling efforts.

     - The increase in the domestic DD&A rate is primarily related to lower than expected reserve additions from several of our recently completed wells, increases in the cost of drilling goods and services and platforms and facilities construction and the completion of several higher cost wells. The increase in the Australian DD&A rate is primarily a result of our unsuccessful drilling activities in 2000.

     - The increase on a unit of production basis in G&A expense primarily is due to our growing workforce. Performance-based compensation, excluding stock compensation expense, was negatively impacted by the fourth quarter 2001 ceiling test write-down. Performance-based compensation, a component of general and administrative expense, was $11.6 million, or $0.07 per Mcfe, in 2001 compared to $12.8 million, or $0.09 per Mcfe, in 2000.

     The following table presents information about our operating expenses for the two years ended December 31, 2000.

                                          UNIT OF PRODUCTION                    AMOUNT
                                              (PER MCFE)                    (IN MILLIONS)
                                      --------------------------   --------------------------------
                                       YEAR ENDED                      YEAR ENDED
                                      DECEMBER 31,    PERCENTAGE      DECEMBER 31,       PERCENTAGE
                                      -------------    INCREASE    -------------------    INCREASE
                                      2000    1999    (DECREASE)     2000       1999     (DECREASE)
                                      -----   -----   ----------   --------   --------   ----------
United States:
  Lease operating...................  $0.40   $0.36       11%      $ 51,509   $ 38,562       34%
  Production and other taxes........   0.04    0.01      300%         5,643        699      707%
  Transportation....................   0.05    0.05       --          5,984      5,922        1%
  Depreciation, depletion and
     amortization...................   1.41    1.38        2%       183,739    149,350       23%
  General and administrative
     (exclusive of stock
     compensation)..................   0.22    0.13       69%        28,426     14,304       99%
       Total operating..............   2.17    1.93       12%       275,301    208,837       32%
Australia:
  Lease operating...................  $1.38   $1.35        2%      $ 13,863   $  6,999       98%
  Production and other taxes........   0.46    0.29       59%         4,645      1,516      206%
  Transportation....................     --      --       --             --         --       --
  Depreciation, depletion and
     amortization...................   0.74    0.63       17%         7,443      3,294      126%
  General and administrative
     (exclusive of stock
     compensation)..................   0.06    0.02      200%           611        101      505%
       Total operating..............   2.74    2.29       20%        26,562     11,910      123%
Total:
  Lease operating...................  $0.47   $0.40       18%      $ 65,372   $ 45,561       43%
  Production and other taxes........   0.07    0.02      250%        10,288      2,215      364%
  Transportation....................   0.04    0.05      (20%)        5,984      5,922        1%
  Depreciation, depletion and
     amortization...................   1.37    1.35        2%       191,182    152,644       25%
  General and administrative
     (exclusive of stock
     compensation)..................   0.21    0.13       62%        29,037     14,405      102%
       Total operating..............   2.16    1.95       11%       301,863    220,747       37%

     Our operating expenses for 2000 on a unit of production basis increased 11% over 1999 as the result of higher lease operating, production tax and G&A expense. The reasons for these increases are described below.

     - Higher lease operating expense per Mcfe reflects increased oilfield service costs in the Gulf of Mexico, relatively higher Australian lease operating expenses associated with the operation and maintenance of our two FPSOs and production downtime due to in-fill drilling operations during the year in Australia.

     - We experienced higher production and other taxes on a unit of production basis due to increased production onshore, including the acquisition of three producing gas fields in South Texas during early 2000. Australian production and other taxes increased primarily due to higher commodity prices.

     - The increase in our domestic DD&A rate is due to several factors, including increases in the cost of drilling goods and services, platforms and facilities construction, industry transportation costs and the completion of several higher cost wells. The Australian DD&A rate increased as a result of our unsuccessful drilling activities in 2000.

     - The increase in G&A expense on a per Mcfe basis is primarily the result of an increase in performance-based pay, some non-recurring expenses associated with a transition to more sophisticated business systems and our growing workforce. Performance-based compensation, excluding stock compensation expense, a component of general and administrative expense, increased from $3.9 million in 1999, or $0.03 per Mcfe, to $12.8 million in 2000, or $0.09 per Mcfe. The increase in performance-based compensation is a result of our higher earnings. Performance-based pay is limited by profitability.

     INTEREST EXPENSE. We incur interest expense on our $125 million principal amount 7.45% Senior Notes due 2007, our $175 million principal amount 7 5/8% Senior Notes due 2011 and on borrowings under our reserve-based revolving credit facility and money market credit lines. Outstanding borrowings under our credit arrangements may vary significantly from period to period. Distributions are paid on our 6.5% convertible trust preferred securities we issued in August 1999.

                                                               YEAR ENDED DECEMBER 31,
                                                            -----------------------------
                                                            2001        2000        1999
                                                            -----   -------------   -----
                                                                    (IN MILLIONS)
Gross interest expense....................................  $27.9       $14.7       $13.6
Capitalized interest......................................   (8.9)       (5.4)       (2.4)
                                                            -----       -----       -----
Net interest expense......................................   19.0         9.3        11.2
Distributions on preferred securities.....................    9.3         9.3         3.6
                                                            -----       -----       -----
          Total interest expense and distributions........  $28.3       $18.6       $14.8
                                                            =====       =====       =====

     In 2001, our higher total interest expense was the result of borrowings related to the Lariat acquisition and the issuance of our 7 5/8% Senior Notes in February 2001. In 2000, our higher total interest expense was the result of borrowings in January 2000 to finance our acquisition of three producing properties in South Texas for $139 million.

     UNREALIZED COMMODITY DERIVATIVE INCOME. As a result of our adoption of SFAS No. 133 effective January 1, 2001, we are now required to record all derivative instruments on the balance sheet at fair value. The $24.8 million of unrealized income for the year ended December 31, 2001 primarily represents the change in the time value component of the option contracts used in our hedging strategy.

     TAXES. The effective tax rate for the years ended December 31, 2001, 2000 and 1999 was 35%, 34% and 36%, respectively. The effective tax rate was less than the statutory tax rate in 2000 because the valuation allowance on our Australian net operating loss carryforwards was reduced by $2.3 million primarily as a result of a substantial increase in estimated taxable income. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. Our working capital balance is not a good indicator of our liquidity because it fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. We had working capital of $65.6 million as of December 31, 2001. This compares to $38.5 million at the end of 2000 and $35.2 million at the end of 1999. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital, public debt and bank borrowings.

     DEBT. In association with our acquisition of Lariat Petroleum in early 2001, we borrowed $265 million through our reserve-based revolving credit facility. At year-end 2001, we had $120 million outstanding under the credit facility and an additional $9 million outstanding under our money market lines of credit. At year-end 2001, our long-term debt was $428.6 million, which includes our 7.45% Senior Notes due 2007 of $125 million and our 7 5/8% Senior Notes due 2011 of $175 million.

     On January 23, 2001, we acquired Lariat Petroleum for total consideration of approximately $333 million, inclusive of the assumption of debt and certain other obligations of Lariat. The consideration included

1.9 million shares of our common stock. We financed the cash portion of the consideration under a new $425 million reserve-based revolving credit facility obtained on January 23, 2001 with The Chase Manhattan Bank, as agent.

     On February 22, 2001, we placed $175 million of 7 5/8% Senior Notes due 2011. The offering was done under an existing shelf registration statement. Net proceeds from the sale of the notes were used to repay outstanding indebtedness under our revolving credit facility. The notes were issued at 99.931% of par to yield 7.635%, with interest payable on each March 1 and September 1, commencing September 1, 2001.

     The amount available under our credit facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The borrowing base is reduced by the aggregate outstanding principal amount of our senior notes ($300 million). The borrowing base is currently $510 million and is redetermined at least semi-annually. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on January 23, 2004. At February 28, 2002 we had $102 million available under our credit facility and had outstanding borrowings of $108 million.

     We also have money market lines of credit with various banks in an amount limited by the credit facility to $40 million. As of February 28, 2002, there were no borrowings outstanding under these lines of credit.

     Our credit arrangements are not subject to any debt rating or similar triggers or conditions. However, applicable commitment fees and interest rates under our credit facility vary based on our credit rating.

     CASH FLOW FROM OPERATIONS. Our net cash flow from operations in 2001 increased 59% over 2000 to $502.4 million. The increase is due to significantly higher commodity prices and increased production, partially offset by higher operating expenses. This compares to cash flow from operations in 2000 of $316.4 million. Net cash flow from operations before changes in operating assets and liabilities for 2001 was $526.8 million compared to $383.5 million in 2000. The increase is primarily attributable to higher commodity prices and increased production, offset by increased operating expenses.

     CAPITAL EXPENDITURES. In 2001, our capital spending totaled $855 million, including $435 million in acquisitions. The largest component of acquisition spending was our first quarter acquisition of Lariat Petroleum. In 2001, we invested $302 million in development, $97 million in domestic exploration and $21 million internationally. Total spending in 2000 was $379 million. Our 2000 capital spending program included $139 million for acquisitions, $129 million for development, $91 million for domestic exploration and $20 million for international activities.

     We have budgeted $360 million for capital spending in 2002. The lower budget reflects our anticipation of lower cash flows due to weak commodity prices in early 2002. Approximately $200 million has been budgeted for development, $135 million for domestic exploration and $25 million for international projects. The 2002 estimated exploratory budget is the largest exploration budget in our history. Acquisitions are opportunistic and are not budgeted under our capital program. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. We anticipate that our capital expenditure budget for 2002 will be funded principally from cash flow from operations and working capital. We do not anticipate additional borrowings under our credit facility or money market lines of credit during 2002 unless we make another significant acquisition. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     The table below summarizes our significant contractual obligations and commitments, other than hedging contracts, by maturity as of December 31, 2001.

                                             INDEFINITE   LESS THAN     1-3        4-5      MORE THAN
                                   TOTAL      MATURITY     1 YEAR      YEARS      YEARS      5 YEARS
                                  --------   ----------   ---------   --------   --------   ---------
                                                            (IN THOUSANDS)
Contractual Obligations:
  7.45% Senior Notes............  $125,000     $   --      $   --     $     --   $125,000   $     --
  7 5/8% Senior Notes...........   175,000         --          --           --         --    175,000
  Operating leases..............    18,003         --       4,450        7,219      4,471      1,863
                                  --------     ------      ------     --------   --------   --------
     Total Contractual
       Obligations..............   318,003         --       4,450        7,219    129,471    176,863
                                  --------     ------      ------     --------   --------   --------
Other Commitments:
  Bank revolving credit
     facility...................   120,000         --          --      120,000         --         --
  Money market lines of
     credit.....................     9,000      9,000          --           --         --         --
                                  --------     ------      ------     --------   --------   --------
     Total Other Commitments....   129,000      9,000          --      120,000         --         --
                                  --------     ------      ------     --------   --------   --------
Total Contractual Obligations
  and Other Commitments.........  $447,003     $9,000      $4,450     $127,219   $129,471   $176,863
                                  ========     ======      ======     ========   ========   ========

STOCK REPURCHASE PROGRAM

     On May 4, 2001, we announced that our Board of Directors authorized the expenditure of up to $50 million to repurchase shares of our common stock. Through December 31, 2001, we had purchased 823,000 shares for total consideration of $24.7 million, an average of $29.97 per share. Additional repurchases may be effected from time to time in accordance with applicable securities laws through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, purchases will be at times and in amounts as we deem appropriate. As of February 28, 2002, no shares had been purchased during the first quarter of 2002.

HEDGING

     We enter into various commodity price hedging contracts with respect to a portion of our anticipated future natural gas and crude oil production. During 2000, approximately 45% of our production was subject to hedge positions. Approximately 68% of our production in 2001 was subject to hedge positions. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counter parties will be unable to meet the financial terms of such transactions. At December 31, 2001, Bank of Montreal, J Aron & Company and Barclays Bank PLC were the counterparties with respect to 77% of our future hedged production. Such contracts are accounted for as derivatives in accordance with SFAS No. 133. Please see the discussion in Note 3 -- "Commodity Derivative Instruments and Hedging Activities" to our consolidated financial statements appearing in this report.

     NATURAL GAS. At December 31, 2001, we had outstanding the commodity price hedging contracts set forth in the table below with respect to our U.S. Gulf Coast natural gas production.

                                                                NYMEX CONTRACT PRICE PER MMBTU
                                         -----------------------------------------------------------------------------
                                                                         COLLARS
                                                     ------------------------------------------------
                                                             FLOORS                  CEILINGS          FLOOR CONTRACTS    FAIR
                                           SWAPS     -----------------------  -----------------------  ---------------    VALUE
        PERIOD AND           VOLUME IN   (WEIGHTED                  WEIGHTED                 WEIGHTED         WEIGHTED     (IN
     TYPE OF CONTRACT         MMMBTUS    AVERAGE)        RANGE      AVERAGE       RANGE      AVERAGE   RANGE  AVERAGE   MILLIONS)
     ----------------        ---------   ---------   -------------  --------  -------------  --------  -----  --------  ---------
January 2002 - March 2002
  Swaps....................     9,050      $3.85          --           --          --           --      --       --       $11.6
  Collars..................    17,040         --     $2.50 - $4.25   $3.27    $3.30 - $9.95   $4.65     --       --        13.1
  Floors...................     3,000         --          --           --          --           --     $2.85   $2.85        1.2
April 2002 - June 2002
  Swaps....................    12,850       3.28          --           --          --           --      --       --         8.5
  Collars..................     8,200         --      2.50 - 4.00     3.44     3.30 - 6.00     4.54     --       --         7.4
  Floors...................     1,000         --          --           --          --           --     2.85     2.85        0.5
July 2002 - September 2002
  Swaps....................     2,850       3.52          --           --          --           --      --       --         2.1
  Collars..................    14,250         --      3.00 - 4.00     3.29     3.60 - 6.10     4.29     --       --         9.6
October 2002 - December
  2002
  Swaps....................     1,200       3.86          --           --          --           --      --       --         1.0
  Collars..................     3,300         --         4.00         4.00     4.80 - 6.10     5.27     --       --         4.0
January 2003 - December
  2003
  Swaps....................     9,625       3.51          --           --          --           --      --       --         2.9
  Collars..................     4,200         --         3.50         3.50     3.90 - 4.20     4.03     --       --         1.9

     In connection with our acquisition of Lariat in January 2001, we assumed natural gas price hedging contracts with respect to our production in Oklahoma. The table below sets forth those contracts that remained outstanding at December 31, 2001.

                                                                  WEIGHTED
                                                                  AVERAGE
                   PERIOD AND                      VOLUME IN   CONTRACT PRICE    FAIR VALUE
                TYPE OF CONTRACT                    MMMBTUS      PER MMBTU      (IN MILLIONS)
                ----------------                   ---------   --------------   -------------
January 2002 - December 2002
  Swaps..........................................    3,650         $2.62               --
January 2003 - March 2003
  Swaps..........................................      900          2.61            $(0.4)

     Since December 31, 2001, we have entered into the additional natural gas price hedging contracts with respect to our Gulf Coast natural gas production set forth in the table below. We continue to evaluate additional hedging transactions for 2002 and future years.

                                                              NYMEX CONTRACT PRICE PER
                                                                        MMBTU
                                                           -------------------------------
                                                             SWAPS           COLLARS
                 PERIOD AND                   VOLUME IN    (WEIGHTED    ------------------
              TYPE OF CONTRACT                 MMMBTUS     AVERAGE)     FLOORS    CEILINGS
              ----------------                ---------    ---------    ------    --------
January 2002 - March 2002
  Swaps.....................................    1,000        $2.39         --         --
April 2002 - June 2002
  Swaps.....................................      500         2.39         --         --
  Collars...................................    1,000           --      $2.20      $2.50

     We believe there is no material basis risk with respect to our natural gas price hedging contracts because substantially all our Gulf Coast natural gas production is sold under spot contracts that have historically correlated to the settlement price, and because all of the hedging contracts assumed from Lariat are settled against the same pipelines into which our production in Oklahoma is sold.

     OIL AND CONDENSATE. As of December 31, 2001, we had outstanding the commodity price hedging contracts set forth in the table below with respect to our U.S. Gulf Coast oil production.

                                                                  NYMEX CONTRACT PRICE PER BBL
                                        ---------------------------------------------------------------------------------
                                                                         COLLARS
                                                   ----------------------------------------------------
                                                            FLOORS                    CEILINGS           FLOOR CONTRACTS
                                          SWAPS    -------------------------  -------------------------  ----------------
                                        (WEIGHTED                   WEIGHTED                   WEIGHTED          WEIGHTED
PERIOD AND TYPE OF CONTRACT    BBLS     AVERAGE)        RANGE       AVERAGE        RANGE       AVERAGE   RANGE   AVERAGE
----------------------------  -------   ---------  ---------------  --------  ---------------  --------  ------  --------
January 2002 - March 2002
  Swaps.....................  270,000    $24.01          --            --           --            --       --       --
  Collars...................  787,500      --      $21.00 - $25.00   $23.19   $25.75 - $30.75   $28.30     --       --
  Floors....................  135,000      --            --            --           --            --     $21.15   $21.15
April 2002 - June 2002
  Swaps.....................  273,000     24.01          --            --           --            --       --       --
  Collars...................  728,000      --       21.00 - 25.00    22.95     25.75 - 30.75    28.09      --       --
  Floors....................  136,500      --            --            --           --            --     21.15    21.15
July 2002 - September 2002
  Swaps.....................  276,000     24.01          --            --           --            --       --       --
  Collars...................  713,000      --       21.00 - 25.00    22.98     26.75 - 30.75    28.74      --       --
  Floors....................  138,000      --            --            --           --            --     21.15    21.15
October 2002 - December 2002
  Swaps.....................  276,000     24.01          --            --           --            --       --       --
  Collars...................  552,000      --       21.00 - 25.00    22.83     27.50 - 30.75    29.03      --       --
  Floors....................  138,000      --            --            --           --            --     21.15    21.15
January 2003 - March 2003
  Swaps.....................  180,000     24.92          --            --           --            --       --       --
  Collars...................   90,000      --           20.00        20.00         27.50        27.50      --       --
  Floors....................  135,000      --            --            --           --            --     21.15    21.15
April 2003 - June 2003
  Collars...................   91,000      --           20.00        20.00         27.50        27.50      --       --


                               FAIR VALUE
PERIOD AND TYPE OF CONTRACT   (IN MILLIONS)
----------------------------  -------------
January 2002 - March 2002
  Swaps.....................      $1.1
  Collars...................       3.0
  Floors....................       0.3
April 2002 - June 2002
  Swaps.....................       1.0
  Collars...................       2.6
  Floors....................       0.4
July 2002 - September 2002
  Swaps.....................       0.9
  Collars...................       2.6
  Floors....................       0.4
October 2002 - December 2002
  Swaps.....................       0.9
  Collars...................       1.9
  Floors....................       0.4
January 2003 - March 2003
  Swaps.....................       0.7
  Collars...................       0.1
  Floors....................       0.4
April 2003 - June 2003
  Collars...................       0.2

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

     Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. The estimated fair value of these transactions is based upon various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option pricing model.

     With respect to any particular swap transaction, the counter party is required to make a payment to us if the settlement price for any settlement period is less than the swap price for such transaction, and we are required to make a payment to the counter party if the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counter party is required to make a payment to us if the settlement price for any settlement period is below the floor price for such transaction, and we are required to make a payment to the counter party if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor transaction, the counter party is required to make a payment to us if the settlement price for any settlement period is below the floor price for such transaction. We are not required to make any payment in connection with the settlement of a floor transaction.

NEW ACCOUNTING STANDARDS

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. This statement will apply to all business combinations initiated after June 30, 2001 and to all acquired intangible assets. This statement generally will supersede Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. This statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of this statement will have no effect on our consolidated financial statements.

     The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil & gas production facilities, etc.). It will require that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the asset. Implementation of this standard is required no later than January 1, 2003, with earlier application encouraged. We are currently assessing the impact of this standard.

REGULATION

     WE ARE SUBJECT TO COMPLEX LAWS THAT CAN AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS. Exploration, development, production and sale of oil and gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

     - discharge permits for drilling operations;

     - drilling bonds;

     - reports concerning operations;

     - the spacing of wells;

     - unitization and pooling of properties; and

     - taxation.

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

     The Outer Continental Shelf Lands Act, or OCSLA, requires that all pipelines operating on or across the Outer Continental Shelf, or the Shelf, provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its OCSLA authority on gatherers and other entities outside the reach of its Natural Gas Act jurisdiction. However, the FERC has issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Shelf report information on their affiliations, rates and conditions of service. These reporting requirements apply, in certain circumstances, to operators of production platforms and other facilities on the Shelf with respect to gas movements across such facilities. In a recent decision, the U.S. District Court for the District of Columbia permanently enjoined the FERC from enforcing Order No. 639, on the basis that the FERC did not possess the requisite rule-making authority under the OCSLA for issuing Order No. 639. The FERC's appeal of the court's decision is pending in the U. S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this appeal, nor can we predict what further action the FERC will take with respect to this matter. In addition, the FERC retains authority under OCSLA to exercise jurisdiction over entities outside the reach of its Natural Gas Act jurisdiction if necessary to ensure non-discriminatory access to service on the Shelf. We do not believe that any FERC action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.

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

     The MMS has issued a rule that amended its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This rule provides that the MMS will collect royalties based upon the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. We cannot predict what action the MMS will take on this matter. We believe that these rules will not have a material effect on our financial position, cash flows or results of operations.

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

     ENVIRONMENTAL REGULATIONS. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties or the imposition of injunctive relief. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Both onshore and offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts onshore or offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and prospects could be adversely affected.

     The Oil Pollution Act of 1990, or OPA, imposes regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from spills in U.S. waters. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages for offshore facilities and up to $350 million for onshore facilities. Few defenses exist to the liability imposed by OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to administrative, civil or criminal enforcement actions.

     OPA also requires responsible parties to demonstrate proof of financial responsibility to cover environmental cleanup and restoration costs. Under OPA and a MMS rule, responsible parties of covered offshore facilities that have a worst case oil spill of more than 1,000 barrels must demonstrate financial assurance in amounts ranging from at least $10 million in state waters to at least $35 million in federal waters, with higher amounts of up to $150 million in certain limited circumstances where the MMS believes the additional coverage is warranted, based on the risk of covered operations or the size of a worst-case oil spill.

     In addition to OPA, our discharges to waters of the U.S. are further limited by the federal Clean Water Act, or CWA, and analogous state laws. CWA prohibits any discharge into waters of the United States except in compliance with permits issued by federal and state governmental agencies. Failure to comply with CWA, including discharge limits on permits issued pursuant to CWA, may also result in administrative, civil or criminal enforcement actions. OPA and CWA also require the preparation of oil spill response plans.

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

     The Resource Conservation and Recovery Act, or RCRA, generally regulates the disposal of solid and hazardous wastes. Although RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy," legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could increase our operating costs, as well as those of the oil and gas industry in general. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous waste.

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

OTHER FACTORS AFFECTING OUR BUSINESS AND FINANCIAL RESULTS

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

     Prices for oil and gas fluctuate widely. Among the factors that can cause fluctuations are:

     - the domestic and foreign supply of oil and natural gas;

     - weather conditions;

     - the price of foreign imports;

     - world-wide economic conditions;

     - political conditions in oil and gas producing regions;

     - the level of consumer demand;

     - domestic and foreign governmental regulations; and

     - the price and availability of alternative fuels.

     OUR USE OF OIL AND GAS PRICE HEDGING CONTRACTS INVOLVES CREDIT RISK AND MAY LIMIT FUTURE REVENUES FROM PRICE INCREASES AND RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR NET INCOME AND STOCKHOLDERS' EQUITY. We use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133 on January 1, 2001. SFAS No. 133 generally requires us to record each hedging transaction as an asset or liability measured at its fair value. Each quarter we must record changes in the value of our hedges, which could result in significant fluctuations in net income and stockholders' equity from period to period. See Note 3 -- "Commodity Derivative Instruments and Hedging Activities" to our consolidated financial statements.

     OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO REPLACE THE RESERVES THAT WE PRODUCE. Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. We must do this even during periods of low oil and gas prices when it may be difficult to raise the capital necessary to finance these activities. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We cannot assure you that we will be able to find and develop or acquire additional reserves at an acceptable cost.

     SUBSTANTIAL CAPITAL IS REQUIRED TO REPLACE AND GROW RESERVES. We make, and will continue to make, substantial expenditures to find, develop, acquire and produce oil and gas reserves. We believe that we will have sufficient cash provided by operating activities and available borrowings under our credit arrangements to fund planned capital expenditures in 2002. If, however, lower oil and gas prices or operating difficulties result in our cash flow from operations being less than expected or limit our ability to borrow under our credit facility, we may be unable to expend the capital necessary to undertake or complete our drilling program unless we raise additional funds through debt or equity financings. We cannot assure you that debt or equity financing, cash generated by operations or borrowing capacity will be available to meet these requirements.

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

     The proved reserve information set forth in this report is based on estimates we prepared. Estimates prepared by others might differ materially from our estimates.

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

     We capitalize the costs to acquire, find and develop our oil and gas properties. Under the full cost accounting method, the net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, using period end oil and gas prices and a 10% discount factor, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of the excess to earnings. This type of charge will not affect our cash flow from operating activities, but it will reduce the book value of our stockholders' equity. We review the carrying value of our properties quarterly, based on prices in effect (including the value of our hedge positions) as of the end of each quarter or as of the time of reporting our results. The carrying value of oil and gas properties is computed on a country-by-country basis. Therefore, while our properties in one country may be subject to a writedown, our properties in other countries could be unaffected. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

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

     COMPETITIVE INDUSTRY CONDITIONS MAY NEGATIVELY AFFECT OUR ABILITY TO CONDUCT OPERATIONS. Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop their properties. Many of our competitors have financial resources that are substantially greater than ours, which may adversely affect our ability to compete with these companies.

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

     If any of these events occur, we could incur substantial losses as a result of:

     - injury or loss of life;

     - severe damage or destruction of property, natural resources and equipment;

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

     - changes in laws and policies governing operations of foreign-based companies;

     - labor problems; and

     - other uncertainties arising out of foreign government sovereignty over our international operations.

     Our international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, if a dispute arises with respect to our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

     EXPLORATION IN DEEPWATER INVOLVES GREATER OPERATING AND FINANCIAL RISKS THAN EXPLORATION AT SHALLOWER DEPTHS. THESE RISKS COULD RESULT IN SUBSTANTIAL LOSSES. We have developed a three phase strategy to enter the deepwater play. Deepwater drilling and operations require the application of recently developed technologies and involve a higher risk of mechanical failure. We will likely experience significantly higher drilling costs for any deepwater wells we may drill. In addition, much of the deepwater play lacks the physical and oilfield service infrastructure present in shallower waters. As a result, development of a deepwater discovery may be a lengthy process and require substantial capital investment, resulting in significant financial and operating risks.

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

     DEEP SHELF. We consider the Deep Shelf to be structures located on the Shelf at depths greater than 13,000 feet in areas where there has been limited or no production from deeper stratigraphic zones.

     DEEPWATER. Generally considered to be water depths in excess of 1,000 feet.

     DEVELOPED ACREAGE. The number of acres that are allocated or assignable to producing wells or wells capable of production.

     DEVELOPMENT WELL. A well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive, including a well drilled to find and produce probable reserves (an EXPLOITATION WELL).

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

     FERC.  The Federal Energy Regulatory Commission.

     FPSO. A floating production, storage and off-loading vessel, commonly used overseas to produce oil locations where pipeline infrastructure may not exist.

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

     SHELF. The Continental Shelf of the Gulf of Mexico. Water depths generally range from 50 feet to 1,000 feet.

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

INTEREST RATES

     At December 31, 2001, we had approximately $300 million of outstanding long-term debt ($125 million of 7.45% Senior Notes due 2007 and $175 million of 7 5/8% Senior Notes due 2011) subject to a fixed rate of interest. Additionally, we had $144 million of convertible trust preferred securities bearing a fixed distribution rate of 6.5%. However, the $129 million outstanding under our reserve-based credit facility and money market lines of credit are subject to a rate of interest that fluctuates based on short-term interest rates. Because the majority of our long term obligations were at fixed rates, approximately 70% of our total debt at December 31, 2001, we consider our interest rate exposure at such date to be minimal. The impact on annual cash flow of a 25% change (up or down) in the floating rate (approximately 80 basis points) applicable to our borrowings under our credit facility and money market lines of credit would be $1.1 million. At December 31, 2001, we had no open interest rate hedge positions to reduce our exposure to changes in interest rates.

FOREIGN CURRENCY EXCHANGE RATES

     Our cash flow from certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          NEWFIELD EXPLORATION COMPANY

                                     INDEX

                       CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                               PAGE
                                                               ----
Management Report on Financial Statements...................    39
Report of Independent Accountants...........................    40
Consolidated Balance Sheet as of December 31, 2001 and
  2000......................................................    41
Consolidated Statement of Income for each of the three years
  in the period ended December 31, 2001.....................    42
Consolidated Statement of Stockholders' Equity for each of
  the three years in the period ended December 31, 2001.....    43
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2001...............    44
Notes to Consolidated Financial Statements..................    45
Unaudited Supplementary Oil and Gas Disclosures.............    69

                   MANAGEMENT REPORT ON FINANCIAL STATEMENTS

     The Management of Newfield Exploration Company is responsible for the preparation and integrity of all information contained in this Annual Report on Form 10-K for the year ended December 31, 2001. The financial statements are prepared in accordance with generally accepted accounting principles and, accordingly, include certain informed judgments and estimates of management. Newfield's independent public accountants have audited the financial statements as described in their report which follows.

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


           /s/ DAVID A. TRICE                             /s/ TERRY W. RATHERT
               David A. Trice                                 Terry W. Rathert
   President and Chief Executive Officer         Vice President and Chief Financial Officer

Houston, Texas
March 5, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Newfield Exploration Company:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Newfield Exploration Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001. Additionally, as described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its crude oil inventories in connection with its adoption of SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" effective January 1, 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 5, 2002

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    26,610   $   18,451
  Accounts receivable -- oil and gas........................       92,644      147,643
  Inventories...............................................        7,332        7,572
  Commodity derivatives.....................................       79,012           --
  Other current assets......................................       25,006        5,891
                                                              -----------   ----------
      Total current assets..................................      230,604      179,557
                                                              -----------   ----------
Oil and gas properties (full cost method, of which $149,742
  and $106,783 were excluded from amortization at December
  31, 2001 and December 31, 2000, respectively).............    2,443,615    1,589,150
Less -- accumulated depreciation, depletion and
  amortization..............................................   (1,035,036)    (756,243)
                                                              -----------   ----------
                                                                1,408,579      832,907
                                                              -----------   ----------
Furniture, fixtures and equipment, net......................        6,807        4,028
Commodity derivatives.......................................        7,409           --
Other assets................................................        9,972        6,758
                                                              -----------   ----------
      Total assets..........................................  $ 1,663,371   $1,023,250
                                                              ===========   ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $     9,172   $   10,209
  Accrued liabilities.......................................      122,214      128,190
  Advances from joint owners................................           10        2,661
  Commodity derivatives.....................................        4,217           --
  Deferred taxes............................................       29,418           --
                                                              -----------   ----------
      Total current liabilities.............................      165,031      141,060
                                                              -----------   ----------
Other liabilities...........................................        6,288        6,030
Commodity derivatives.......................................        1,813           --
Long-term debt..............................................      428,631      133,711
Deferred taxes..............................................      207,880       79,244
                                                              -----------   ----------
      Total long-term liabilities...........................      644,612      218,985
                                                              -----------   ----------
Company-obligated, mandatorily redeemable, convertible
  preferred securities of Newfield Financial Trust I........      143,750      143,750
                                                              -----------   ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000 shares
    authorized; no shares issued)...........................           --           --
  Common stock ($0.01 par value, 100,000,000 shares
    authorized; 44,962,277 and 42,625,764 shares issued and
    outstanding at December 31, 2001 and December 31, 2000,
    respectively)...........................................          449          426
Additional paid-in capital..................................      364,734      286,811
Treasury stock (at cost, 860,755 and 18,463 shares at
  December 31, 2001 and December 31, 2000, respectively)....      (25,794)        (399)
Unearned compensation.......................................       (7,845)      (6,201)
Accumulated other comprehensive income (loss)
  Foreign currency translation adjustment...................       (8,918)      (4,644)
  Commodity derivatives.....................................       24,936           --
Retained earnings...........................................      362,416      243,462
                                                              -----------   ----------
      Total stockholders' equity............................      709,978      519,455
                                                              -----------   ----------
      Total liabilities and stockholders' equity............  $ 1,663,371   $1,023,250
                                                              ===========   ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                2001          2000          1999
                                                             -----------   -----------   -----------
Oil and gas revenues.......................................  $   749,405   $   526,642   $   287,889
                                                             -----------   -----------   -----------
Operating expenses:
  Lease operating..........................................      102,922        65,372        45,561
  Production and other taxes...............................       17,523        10,288         2,215
  Transportation...........................................        5,569         5,984         5,922
  Depreciation, depletion and amortization.................      282,567       191,182       152,644
  Ceiling test writedown...................................      106,011           503            --
  General and administrative (includes non-cash stock
    compensation of $2,751, $3,047 and $1,999 for 2001,
    2000 and 1999, respectively)...........................       43,955        32,084        16,404
                                                             -----------   -----------   -----------
       Total operating expenses............................      558,547       305,413       222,746
                                                             -----------   -----------   -----------
Income from operations.....................................      190,858       221,229        65,143
Other income (expenses):
  Interest income..........................................        3,993         2,124         1,616
  Interest expense.........................................      (27,859)      (14,673)      (13,564)
  Capitalized interest.....................................        8,891         5,353         2,376
  Dividends on convertible preferred securities of Newfield
    Financial Trust I......................................       (9,344)       (9,344)       (3,556)
  Unrealized commodity derivative income...................       24,821            --            --
                                                             -----------   -----------   -----------
                                                                     502       (16,540)      (13,128)
                                                             -----------   -----------   -----------
Income before income taxes.................................      191,360       204,689        52,015
Income tax provision:
  Current..................................................       31,107        15,897         1,105
  Deferred.................................................       36,505        54,083        17,706
                                                             -----------   -----------   -----------
                                                                  67,612        69,980        18,811
                                                             -----------   -----------   -----------
Income before cumulative effect of change in accounting
  principle................................................      123,748       134,709        33,204
Cumulative effect of change in accounting principle, net of
  tax Adoption of SAB 101..................................           --        (2,360)           --
  Adoption of SFAS 133.....................................       (4,794)           --            --
                                                             -----------   -----------   -----------
       Net income..........................................  $   118,954   $   132,349   $    33,204
                                                             ===========   ===========   ===========
Earnings per share:
Basic --
  Income before cumulative effect of change in accounting
    principle..............................................  $      2.80   $      3.18   $      0.81
  Cumulative effect of change in accounting principle, net
    of tax.................................................        (0.11)        (0.05)           --
                                                             -----------   -----------   -----------
       Net income..........................................  $      2.69   $      3.13   $      0.81
                                                             ===========   ===========   ===========
Diluted --
  Income before cumulative effect of change in accounting
    principle..............................................  $      2.66   $      2.98   $      0.79
  Cumulative effect of change in accounting principle, net
    of tax.................................................        (0.10)        (0.05)           --
                                                             -----------   -----------   -----------
       Net income..........................................  $      2.56   $      2.93   $      0.79
                                                             ===========   ===========   ===========
Weighted average number of shares outstanding for basic
  earnings per share.......................................   44,258,018    42,332,835    41,194,021
                                                             ===========   ===========   ===========
Weighted average number of shares outstanding for diluted
  earnings per share.......................................   48,893,627    47,227,708    42,293,865
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

                          NEWFIELD EXPLORATION COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                   ACCUMULATED
                                  COMMON STOCK         TREASURY STOCK      ADDITIONAL                                 OTHER
                               -------------------   -------------------    PAID-IN       UNEARNED     RETAINED   COMPREHENSIVE
                                 SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL     COMPENSATION   EARNINGS   INCOME (LOSS)
                               ----------   ------   --------   --------   ----------   ------------   --------   -------------
BALANCE, DECEMBER 31, 1998...  40,446,516    $404     (16,787)  $   (368)   $251,010      $(5,007)     $ 77,909      $    --
 Issuance of common stock....   1,285,220      13                              8,026
 Issuance of restricted
   stock, less amortization
   of $218...................      37,211                                      1,048         (830)
 Treasury stock, at cost.....                          (1,676)       (31)
 Cancellation of restricted
   stock.....................     (15,600)                                      (371)         312
 Amortization of stock
   compensation..............                                                               1,840
 Tax benefit from exercise of
   stock options.............                                                  8,038
Comprehensive Income:
 Net income..................                                                                            33,204
 Foreign currency translation
   adjustment, net of tax of
   $96.......................                                                                                           (179)
     Total comprehensive
       income................
                               ----------    ----    --------   --------    --------      -------      --------      -------
BALANCE, DECEMBER 31, 1999...  41,753,347     417     (18,463)      (399)    267,751       (3,685)      111,113         (179)
 Issuance of common stock....     776,161       8                              6,925
 Issuance of restricted
   stock, less amortization
   of $646...................      96,256       1                              5,562       (4,917)
 Amortization of stock
   compensation..............                                                               2,401
 Tax benefit from exercise of
   stock options.............                                                  6,573
Comprehensive Income:
 Net income..................                                                                           132,349
 Foreign currency translation
   adjustment, net of tax of
   $2,404....................                                                                                         (4,465)
     Total comprehensive
       income................
                               ----------    ----    --------   --------    --------      -------      --------      -------
BALANCE, DECEMBER 31, 2000...  42,625,764     426     (18,463)      (399)    286,811       (6,201)      243,462       (4,644)
 Issuance of common stock....   2,215,545      22                             71,474
 Issuance of restricted
   stock, less amortization
   of $852...................     120,968       1                              4,395       (3,544)
 Treasury stock, at cost.....                        (842,292)   (25,395)
 Amortization of stock
   Compensation..............                                                               1,900
 Tax benefit from exercise of
   stock options.............                                                  2,054
Comprehensive Income:
 Net income..................                                                                           118,954
 Foreign currency translation
   adjustment, net of tax of
   $2,301....................                                                                                         (4,274)
 Cumulative effect of
   accounting change, net of
   tax of $39,964............                                                                                        (74,218)
 Reclassification adjustments
   for settled contracts, net
   of tax of $4,464..........                                                                                          8,290
 Changes in fair value of
   outstanding hedging
   positions, net of tax of
   $48,927...................                                                                                         90,864
     Total comprehensive
       income................
                               ----------    ----    --------   --------    --------      -------      --------      -------
BALANCE, DECEMBER 31, 2001...  44,962,277    $449    (860,755)  $(25,794)   $364,734      $(7,845)     $362,416      $16,018
                               ==========    ====    ========   ========    ========      =======      ========      =======


                                   TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                               -------------
BALANCE, DECEMBER 31, 1998...    $323,948
 Issuance of common stock....       8,039
 Issuance of restricted
   stock, less amortization
   of $218...................         218
 Treasury stock, at cost.....         (31)
 Cancellation of restricted
   stock.....................         (59)
 Amortization of stock
   compensation..............       1,840
 Tax benefit from exercise of
   stock options.............       8,038
Comprehensive Income:
 Net income..................      33,204
 Foreign currency translation
   adjustment, net of tax of
   $96.......................        (179)
                                 --------
     Total comprehensive
       income................      33,025
                                 --------
BALANCE, DECEMBER 31, 1999...     375,018
 Issuance of common stock....       6,933
 Issuance of restricted
   stock, less amortization
   of $646...................         646
 Amortization of stock
   compensation..............       2,401
 Tax benefit from exercise of
   stock options.............       6,573
Comprehensive Income:
 Net income..................     132,349
 Foreign currency translation
   adjustment, net of tax of
   $2,404....................      (4,465)
                                 --------
     Total comprehensive
       income................     127,884
                                 --------
BALANCE, DECEMBER 31, 2000...     519,455
 Issuance of common stock....      71,496
 Issuance of restricted
   stock, less amortization
   of $852...................         852
 Treasury stock, at cost.....     (25,395)
 Amortization of stock
   Compensation..............       1,900
 Tax benefit from exercise of
   stock options.............       2,054
Comprehensive Income:
 Net income..................     118,954
 Foreign currency translation
   adjustment, net of tax of
   $2,301....................      (4,274)
 Cumulative effect of
   accounting change, net of
   tax of $39,964............     (74,218)
 Reclassification adjustments
   for settled contracts, net
   of tax of $4,464..........       8,290
 Changes in fair value of
   outstanding hedging
   positions, net of tax of
   $48,927...................      90,864
                                 --------
     Total comprehensive
       income................     139,616
                                 --------
BALANCE, DECEMBER 31, 2001...    $709,978
                                 ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2001         2000       1999
                                                            -----------   --------   ---------
Cash flows from operating activities:
  Net income..............................................  $   118,954   $132,349   $  33,204
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation, depletion and amortization................      282,567    191,182     152,644
  Deferred taxes..........................................       36,505     54,083      17,706
  Stock compensation......................................        2,751      3,047       1,999
  Unrealized commodity derivative income..................      (24,821)        --          --
  Cumulative effect of changes in accounting principles...        4,794      2,360          --
  Ceiling test writedown..................................      106,011        503          --
                                                            -----------   --------   ---------
                                                                526,761    383,524     205,553
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable -- oil and
     gas..................................................       83,658    (81,854)    (23,382)
  (Increase) decrease in inventories......................         (253)    (2,143)        775
  Increase in other current assets........................      (17,747)    (1,442)     (2,780)
  (Increase) decrease in other assets.....................      (12,766)       663      (4,010)
  Increase (decrease) in accounts payable and accrued
     liabilities..........................................      (74,933)    21,405      12,020
  Increase (decrease) in advances from joint owners.......       (2,651)       604         105
  Increase (decrease) in other liabilities................          303     (4,313)     (3,378)
                                                            -----------   --------   ---------
       Net cash provided by operating activities..........      502,372    316,444     184,903
                                                            -----------   --------   ---------
Cash flows from investing activities:
  Acquisition, net of cash acquired of $1,467, and $12,064
     for 2001 and 1999, respectively......................     (264,089)        --     (10,977)
  Additions to oil and gas properties.....................     (497,610)  (353,856)   (197,882)
  Additions to furniture, fixtures and equipment..........       (4,123)    (1,691)     (1,958)
                                                            -----------   --------   ---------
       Net cash used in investing activities..............     (765,822)  (355,547)   (210,817)
                                                            -----------   --------   ---------
Cash flows from financing activities:
  Proceeds from borrowings................................    1,488,000    219,000     443,000
  Repayments of borrowings................................   (1,368,000)  (210,000)   (527,000)
  Proceeds from issuance of convertible preferred
     securities...........................................           --         --     143,750
  Proceeds from issuances of senior notes.................      174,879         --          --
  Proceeds from issuances of common stock.................        3,643      6,933       8,039
  Purchases of treasury stock.............................      (25,395)        --         (31)
                                                            -----------   --------   ---------
       Net cash provided by financing activities..........      273,127     15,933      67,758
                                                            -----------   --------   ---------
Effect of exchange rate changes on cash and cash
  equivalents.............................................       (1,518)      (220)        (95)
                                                            -----------   --------   ---------
Increase (decrease) in cash and cash equivalents..........        8,159    (23,390)     41,749
Cash and cash equivalents, beginning of period............       18,451     41,841          92
                                                            -----------   --------   ---------
Cash and cash equivalents, end of period..................  $    26,610   $ 18,451   $  41,841
                                                            ===========   ========   =========

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

  DEPENDANCE ON OIL AND GAS PRICES

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

  USE OF ESTIMATES AND RECLASSIFICATIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's most significant financial estimates are based on remaining proved oil and gas reserves. Certain reclassifications have been made to prior years reported amounts in order to conform with the current year presentation.

  ACCOUNTING CHANGES

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, the Company recorded as cumulative effect adjustments a loss of $74.2 million (net of tax of $40.0 million) in accumulated other comprehensive loss and a loss of $4.8 million (net of tax of $2.6 million) in 2001 earnings. In addition, the adoption resulted in the recognition of $17.7 million of derivative assets and $139.3 million of derivative liabilities on the balance sheet on January 1, 2001. See
Note 3, "Commodity Derivative Instruments and Hedging Activities."

     The Company adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000. The adoption of SAB No. 101 requires the Company to report crude oil inventory associated with its Australian offshore operations at lower of cost or market, which was a change from the historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of the Company's Australian operations in July 1999 through December 31, 1999 is a reduction in net income of $2.36 million, (net of tax of $1.3 million) or $0.05 per diluted share, and is shown as the cumulative effect of change in

                          NEWFIELD EXPLORATION COMPANY
accounting principle on the consolidated statement of income for the year ended December 31, 2000. The pro forma effect had SAB No. 101 been applied retroactively in 1999 would have been as follows:

                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Net income..................................................    $33,204      $30,844
Earnings per share:
  Basic.....................................................    $  0.81      $  0.75
  Diluted...................................................    $  0.79      $  0.73

     SAB No. 101 would not have effected periods prior to the acquisition of the Company's Australian operations in July 1999.

  NEW ACCOUNTING STANDARDS

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, all business combinations will be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. SFAS No. 142 will apply to all acquired intangible assets whether acquired singly, as part of a group or in a business combination. The statement will supersede Accounting Principles Board
(APB) Opinion No. 17, "Intangible Assets," but continues APB Opinion No. 17 with respect to internally developed intangible assets. Adoption of SFAS No. 142 will result in ceasing amortization of goodwill. All of the provisions of the statement are applicable to fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of these standards will have no effect on the Company's consolidated financial statements.

     The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil & gas production facilities, etc.) that an entity is legally obligated to incur. This statement will require that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the asset. Implementation of this standard is required no later than January 1, 2003, with earlier application encouraged. The Company is currently assessing the impact of this standard.

  REVENUE RECOGNITION

     Revenues are recorded when title passes to the customer. Revenues from the production of oil and gas from properties in which the Company has an interest with other companies are recorded on the basis of sales to customers. Differences between these sales and the Company's share of production are not significant.

  INVENTORIES

     Inventories consist of international oil produced but not sold. Crude oil from the Company's operations located offshore Australia is produced into two floating production, storage and off-loading vessels (FPSOs) and sold periodically as a barge quantity is accumulated. The product inventory at December 31, 2001 and December 31, 2000 consisted of approximately 170,471 and 252,450 barrels of crude oil, valued at $2.4 million and $3.3 million, respectively, and is carried at lower of average cost or market. Also included in inventories are materials and supplies, stated at lower of cost or market.

                          NEWFIELD EXPLORATION COMPANY

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

     The following is a calculation of basic and diluted weighted average shares outstanding for each of the three years in the period ended December 31, 2001:

                                                             2001             2000             1999
                                                        --------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Income (numerator):
  Income before cumulative effect change in accounting
     principle........................................   $   123,748      $   134,709      $    33,204
  Cumulative effect change in accounting principle,
     net of tax.......................................        (4,794)          (2,360)              --
                                                         -----------      -----------      -----------
  Income -- basic.....................................       118,954          132,349           33,204
  After tax dividends on convertible trust preferred
     securities.......................................         6,074            6,074               --
                                                         -----------      -----------      -----------
  Income -- diluted ..................................   $   125,028      $   138,423      $    33,204
                                                         ===========      ===========      ===========
Shares (denominator):
  Shares -- basic.....................................    44,258,018       42,332,835       41,194,021
  Dilution effect of stock options outstanding at end
     of period........................................       712,384          971,648        1,099,844
  Dilution effect of convertible trust preferred
     securities.......................................     3,923,225        3,923,225               --
                                                         -----------      -----------      -----------
  Shares -- diluted...................................    48,893,627       47,227,708       42,293,865
                                                         ===========      ===========      ===========
Earnings per share:
  Basic before change in accounting principle ........   $      2.80      $      3.18      $      0.81
  Basic...............................................   $      2.69      $      3.13      $      0.81
  Diluted before change in accounting principle ......   $      2.66      $      2.98      $      0.79
  Diluted.............................................   $      2.56      $      2.93      $      0.79

     The calculation of shares outstanding for diluted EPS for the years ended December 31, 2001, 2000 and 1999 does not include the effect of outstanding stock options to purchase 907,300, 127,000 and 270,000 shares, respectively, because to do so would have been antidilutive. Additionally, the calculation of diluted EPS for 1999 does not include the effect of 3,923,225 shares underlying the 6.5% quarterly income convertible trust preferred securities because to do so would have been antidilutive.

  FINANCIAL INSTRUMENTS

     Cash equivalents include highly-liquid investments with a maturity of three months or less when acquired. The Company invests cash in excess of operating requirements in U.S. Treasury Notes, Eurodollar

                          NEWFIELD EXPLORATION COMPANY
bonds and investment grade commercial paper. Cash equivalents are stated at cost, which approximates fair market value.

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. The book value of those financial instruments that are classified as current assets or liabilities approximate fair value because of the short maturity of those instruments.

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires enterprises to recognize all derivatives as either assets or liabilities on their balance sheet and measure those instruments at fair value. See Note 3 -- "Commodity Derivative Instruments and Hedging Activities." For all years prior to 2001, the Company accounted for its hedging activities in accordance with SFAS No. 80. Gains and losses on these contracts were recognized in revenue in the period in which the underlying production was delivered. The unrealized gains or losses on these contracts were not recognized in the financial statements prior to the adoption of SFAS No. 133.

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

     In accordance with full cost accounting rules we recorded a domestic ceiling test writedown at December 31, 2001. The $106 million ($68 million after-tax) impairment was primarily the result of lower commodity prices at year end 2001. With the concurrence of the Securities and Exchange Commission, the impairment at December 31, 2001 was calculated using a hedge adjusted price (net realized price after considering cash flow hedges) applied to the quantity of proved reserves covered by the Company's hedges. The writedown would have been $184 million ($118 million after-tax) if we had not included our hedge adjusted price at December 31, 2001. Additionally, the Company recorded a charge of $0.5 million in 2000 related to abandoned prospect costs in foreign locations other than Australia and China.

     Proceeds from the sale of oil and gas properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Other property and equipment are recorded at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method. At December 31, 2001 and 2000, furniture, fixtures and equipment is net of accumulated depreciation of $5.7 million and $3.5 million, respectively.

  ABANDONMENT AND DISMANTLEMENT COSTS

     Future abandonment and dismantlement costs include costs to dismantle and relocate or dispose of the Company's offshore production platforms, FPSOs, gathering systems, wells and related structures. The Company develops estimates of its future abandonment and dismantlement costs for each of its offshore properties based upon the type of production structure, depth of water, currently available abandonment procedures and consultations with construction and engineering consultants. The Company does not currently

                          NEWFIELD EXPLORATION COMPANY
anticipate additional abandonment and dismantlement costs will be incurred beyond such estimates. Such estimates are re-evaluated at least annually by the Company's engineers.

     Total estimated future abandonment and dismantlement costs associated with the Company's developed and acquired properties were $125.6 million, $120.4 million and $133.1 million as of December 31, 2001, 2000 and 1999, respectively.

     Estimated future abandonment and dismantlement costs are accrued on a unit-of-production method based on proved reserves. The portion of future abandonment and dismantlement costs that has been accrued is included in accumulated depreciation, depletion and amortization and was $68.4 million, $56.9 million and $43.1 million as of December 31, 2001, 2000 and 1999, respectively.

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

  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances with several banks that frequently exceed federally insured limits and invests its cash in investment grade commercial and U.S. Government-backed securities. The Company's joint interest partners consist primarily of independent oil and gas producers. The Company's oil and gas production purchasers consist primarily of independent marketers, major oil and gas companies and gas pipeline companies. The Company performs credit evaluations of its customers' financial condition and obtains letters of credit and parental guarantees from selected customers. The Company has not experienced any significant losses from uncollectible accounts. All of the Company's hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions involves the risk that counter parties may be unable to meet the financial terms of such transactions. At December 31, 2001, Bank of Montreal, J Aron & Company and Barclays Bank PLC were the counterparties with respect to 77% of the Company's hedged future production.

  MAJOR CUSTOMERS

     The Company sold oil and gas production representing more than 10% of its oil and gas revenues for the year ended December 31, 2001 to Conoco Inc. (28%) and Superior Natural Gas Corporation (25%); for the year ended December 31, 2000 to Conoco Inc. (35%) and Superior Natural Gas Corporation (16%); and for the year ended December 31, 1999 to Conoco Inc. (18%) and Superior Natural Gas Corporation (10%). Because alternative purchasers of oil and gas are readily available, the Company believes that the loss of either or both of these purchasers would not have a material adverse effect on the Company.

                          NEWFIELD EXPLORATION COMPANY

2.  OIL AND GAS PROPERTIES:

     Oil and gas properties consisted of the following at December 31:

                                                   2001           2000          1999
                                                -----------    ----------    ----------
                                                            (IN THOUSANDS)
Subject to amortization.......................  $ 2,294,873    $1,482,367    $1,131,318
Not subject to amortization
  Exploration costs...........................        2,808        12,305         4,046
  Development costs...........................          810         1,149         2,818
  Capitalized interest........................       12,184         6,909         4,304
  Acquisition costs:
     Acquired in 2001.........................       80,828            --            --
     Acquired in 2000.........................       19,304        31,229            --
     Acquired in 1999.........................       21,657        35,038        38,849
     Acquired prior to 1999...................       12,151        20,153        29,152
                                                -----------    ----------    ----------
          Total not subject to amortization...      149,742       106,783        79,169
                                                -----------    ----------    ----------
Gross oil and gas properties..................    2,444,615     1,589,150     1,210,487
                                                -----------    ----------    ----------
Accumulated depreciation, depletion and
  amortization................................   (1,035,036)     (756,243)     (566,053)
                                                -----------    ----------    ----------
Net oil and gas properties....................  $ 1,408,579    $  832,907    $  644,434
                                                ===========    ==========    ==========

     Of the $149.7 million, $106.8 million and $79.2 million of costs not subject to amortization at December 31, 2001, 2000 and 1999, respectively, 32%, 37% and 50%, respectively, were related to offshore properties. The Company believes that all costs not currently subject to amortization will be evaluated within four years.

3.  COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

     The Company maintains a commodity-price risk management strategy that utilizes derivative instruments, primarily swaps, collars and floor contracts, in order to hedge against the variability in cash flows associated with the forecasted sale of its oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of derivatives also involves the risk that the counter parties to such instruments will be unable to meet the financial terms of such contracts. At December 31, 2001, Bank of Montreal, J Aron & Company and Barclays Bank PLC were the counterparties with respect to 77% of the Company's hedged future production.

     With respect to any particular swap transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for such transaction. The Company is not required to make any payment in connection with the settlement of a floor contract.

     As of January 1, 2001, all derivatives are recognized on the balance sheet at their fair value. Substantially all of the Company's hedging transactions are settled based upon reported settlement prices on the NYMEX.

                          NEWFIELD EXPLORATION COMPANY

The estimated fair value of these transactions is based upon various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the variability in cash flows associated with the forecasted sale of its oil and gas production. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until the sale of the Company's oil and gas production is recorded in earnings). Such gains or losses are reported in oil and gas revenues on the consolidated statement of income.

     The Company expects that within the next twelve months it will reclassify to earnings $48.6 million in after tax gains out of the net $24.9 million in after tax gains recorded in accumulated other comprehensive income at December 31, 2001.

     Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative exceeds the change in the cash flows of the forecasted transaction) is recorded in current-period earnings. For the year ended December 31, 2001, the Company recorded an unrealized gain of $24.8 million under the income statement caption "Unrealized commodity derivative income," which primarily represents the change in the time value component of the option contracts used in the Company's hedging strategy.

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

                          NEWFIELD EXPLORATION COMPANY

  NATURAL GAS

     As of December 31, 2001, the Company held the commodity derivative instruments set forth in the table below as a cash flow hedges of the forecasted sale of its U.S. Gulf Coast natural gas production for 2002 and 2003.

                                                                 NYMEX CONTRACT PRICE PER MMBTU
                                          ----------------------------------------------------------------------------
                                                                         COLLARS
                                                      ---------------------------------------------
                                                             FLOORS                 CEILINGS          FLOOR CONTRACTS
                                            SWAPS     ---------------------   ---------------------   ----------------
                              VOLUME IN   (WEIGHTED                WEIGHTED                WEIGHTED           WEIGHTED
PERIOD AND TYPE OF CONTRACT    MMMBTUS    AVERAGE)       RANGE     AVERAGE       RANGE     AVERAGE    RANGE   AVERAGE
---------------------------   ---------   ---------   -----------  --------   -----------  --------   -----   --------
January 2002 - March 2002
 Price Swap Contracts.......     9,050      $3.85         --           --         --           --       --        --
 Collar Contracts...........    17,040         --     $2.50-$4.25   $3.27     $3.30-$9.95   $4.65       --        --
 Floor Contracts............     3,000         --         --           --         --           --     $2.85    $2.85
April 2002 - June 2002
 Price Swap Contracts.......    12,850       3.28         --           --         --           --       --        --
 Collar Contracts...........     8,200         --      2.50-4.00     3.44      3.30-6.00     4.54       --        --
 Floor Contracts............     1,000         --         --           --         --           --     2.85      2.85
July 2002 - September 2002
 Price Swap Contracts.......     2,850       3.52         --           --         --           --       --        --
 Collar Contracts...........    14,250         --      3.00-4.00     3.29      3.60-6.10     4.29       --        --
October 2002 - December 2002
 Price Swap Contracts.......     1,200       3.86         --           --         --           --       --        --
 Collar Contracts...........     3,300         --        4.00        4.00      4.80-6.10     5.27       --        --
January 2003 - December 2003
 Price Swap Contracts.......     9,625       3.51         --           --         --           --       --        --
 Collar Contracts...........     4,200         --        3.50        3.50      3.90-4.20     4.03       --        --


                               FAIR VALUE
PERIOD AND TYPE OF CONTRACT   (IN MILLIONS)
---------------------------   -------------
January 2002 - March 2002
 Price Swap Contracts.......      $11.6
 Collar Contracts...........       13.2
 Floor Contracts............        1.2
April 2002 - June 2002
 Price Swap Contracts.......        8.5
 Collar Contracts...........        7.4
 Floor Contracts............        0.5
July 2002 - September 2002
 Price Swap Contracts.......        2.1
 Collar Contracts...........        9.6
October 2002 - December 2002
 Price Swap Contracts.......        1.0
 Collar Contracts...........        4.0
January 2003 - December 2003
 Price Swap Contracts.......        2.9
 Collar Contracts...........        1.9

     In connection with the acquisition of Lariat in January 2001, the Company assumed certain commodity derivative instruments and designated them as cash flow hedges of the forecasted natural gas sales of its production in Oklahoma. The table below presents the outstanding derivative instruments relating to Oklahoma production as of December 31, 2001.

                                                         WEIGHTED AVERAGE
                                            VOLUME IN     CONTRACT PRICE      FAIR VALUE
       PERIOD AND TYPE OF CONTRACT           MMMBTUS        PER MMBTU        (IN MILLIONS)
       ---------------------------          ---------   ------------------   -------------
January 2002 -- December 2002
  Price Swap Contracts....................    3,650           $2.62                 --
January 2003 -- March 2003
  Price Swap Contracts....................      900            2.61              $(0.4)

                          NEWFIELD EXPLORATION COMPANY

     As of December 31, 2000, the Company held the commodity derivative instruments set forth in the table below as a cash flow hedges of the forecasted sale of its U.S. Gulf Coast natural gas production for 2001 and 2002.

                                                                 NYMEX CONTRACT PRICE PER MMBTU
                                          -----------------------------------------------------------------------------
                                                                         COLLARS
                                                      ----------------------------------------------
                                                             FLOORS                  CEILINGS          FLOOR CONTRACTS
                                            SWAPS     ---------------------   ----------------------   ----------------
                              VOLUME IN   (WEIGHTED                WEIGHTED                 WEIGHTED           WEIGHTED
PERIOD AND TYPE OF CONTRACT    MMMBTUS    AVERAGE)       RANGE     AVERAGE       RANGE      AVERAGE    RANGE   AVERAGE
---------------------------   ---------   ---------   -----------  --------   ------------  --------   -----   --------
January 2001 - March 2001
 Price Swap Contracts.......    10,510      $3.29         --           --          --           --       --        --
 Collar Contracts...........     5,980         --     $2.75-$7.00   $4.67     $3.21-$10.80   $6.48       --        --
April 2001 - June 2001
 Price Swap Contracts.......     7,380       3.42         --           --          --           --       --        --
 Collar Contracts...........     9,080         --      2.75-4.50     3.88      3.21-6.15      4.97       --        --
July 2001 - September 2001
 Price Swap Contracts.......     2,780       5.17         --           --          --           --       --        --
 Collar Contracts...........     9,400         --      3.50-4.50     4.22      3.85-6.00      5.14       --        --
October 2001 - December 2001
 Price Swap Contracts.......     1,770       5.23         --           --          --           --       --        --
 Collar Contracts...........       900         --      4.00-4.50     4.22      5.75-6.00      5.86       --        --
 Floor Contracts............       450         --         --           --          --           --     $4.54    $4.54
January 2002 - December 2002
 Collar Contracts...........     4,800         --        4.00        4.00      4.80-5.15      4.98       --        --


                               FAIR VALUE
PERIOD AND TYPE OF CONTRACT   (IN MILLIONS)
---------------------------   -------------
January 2001 - March 2001
 Price Swap Contracts.......     $(64.5)
 Collar Contracts...........      (20.5)
April 2001 - June 2001
 Price Swap Contracts.......      (17.8)
 Collar Contracts...........       (9.3)
July 2001 - September 2001
 Price Swap Contracts.......       (0.5)
 Collar Contracts...........       (6.4)
October 2001 - December 2001
 Price Swap Contracts.......       (0.3)
 Collar Contracts...........       (0.3)
 Floor Contracts............        0.2
January 2002 - December 2002
 Collar Contracts...........       (0.4)

  OIL

     As of December 31, 2001, the Company held the commodity derivative instruments set forth in the table below as a cash flow hedges of the forecasted sale of its U.S. Gulf Coast oil production for 2002 and 2003.

                                                                    NYMEX CONTRACT PRICE PER BBL
                                          ---------------------------------------------------------------------------------
                                                                           COLLARS
                                                      -------------------------------------------------
                                                              FLOORS                   CEILINGS            FLOOR CONTRACTS
                                            SWAPS     -----------------------   -----------------------   -----------------
                              VOLUME IN   (WEIGHTED                  WEIGHTED                  WEIGHTED            WEIGHTED
PERIOD AND TYPE OF CONTRACT     BBLS      AVERAGE)        RANGE      AVERAGE        RANGE      AVERAGE    RANGE    AVERAGE
---------------------------   ---------   ---------   -------------  --------   -------------  --------   ------   --------
January 2002 - March 2002
 Price Swap Contracts.......   270,000     $24.01          --             --         --             --        --        --
 Collar Contracts...........   787,500         --     $21.00-$25.00   $23.19    $25.75-$30.75   $28.30        --        --
 Floor Contracts............   135,000         --          --             --         --             --    $21.15    $21.15
April 2002 - June 2002
 Price Swap Contracts.......   273,000      24.01          --             --         --             --        --        --
 Collar Contracts...........   728,000         --      21.00-25.00     22.95     25.75-30.75     28.09        --        --
 Floor Contracts............   136,500         --          --             --         --             --     21.15     21.15
July 2002 - September 2002
 Price Swap Contracts.......   276,000      24.01          --             --         --             --        --        --
 Collar Contracts...........   713,000         --      21.00-25.00     22.98     26.75-30.75     28.74        --        --
 Floor Contracts............   138,000         --          --             --         --             --     21.15     21.15
October 2002 - December 2002
 Price Swap Contracts.......   276,000      24.01          --             --         --             --        --        --
 Collar Contracts...........   552,000         --      21.00-25.00     22.83     27.50-30.75     29.03        --        --
 Floor Contracts............   138,000         --          --             --         --             --     21.15     21.15
January 2003 - March 2003
 Price Swap Contracts.......   180,000      24.92          --             --         --             --        --        --
 Collar Contracts...........    90,000         --         20.00        20.00        27.50        27.50        --        --
 Floor Contracts............   135,000         --          --             --         --             --     21.15     21.15
April 2003 - June 2003
 Collar Contracts...........    91,000         --         20.00        20.00        27.50        27.50        --        --


                               FAIR VALUE
PERIOD AND TYPE OF CONTRACT   (IN MILLION)
---------------------------   ------------
January 2002 - March 2002
 Price Swap Contracts.......      $1.1
 Collar Contracts...........       3.0
 Floor Contracts............       0.3
April 2002 - June 2002
 Price Swap Contracts.......       1.0
 Collar Contracts...........       2.6
 Floor Contracts............       0.4
July 2002 - September 2002
 Price Swap Contracts.......       0.9
 Collar Contracts...........       2.6
 Floor Contracts............       0.4
October 2002 - December 2002
 Price Swap Contracts.......       0.9
 Collar Contracts...........       1.9
 Floor Contracts............       0.4
January 2003 - March 2003
 Price Swap Contracts.......       0.7
 Collar Contracts...........       0.1
 Floor Contracts............       0.4
April 2003 - June 2003
 Collar Contracts...........       0.2

                          NEWFIELD EXPLORATION COMPANY

     As of December 31, 2000, the Company held the commodity derivative instruments set forth in the table below as a cash flow hedges of the forecasted sale of its U.S. Gulf Coast oil production for 2001 and 2002.

                                                                       NYMEX CONTRACT PRICE PER BBL
                                          ---------------------------------------------------------------------------------------
                                                                           COLLARS
                                                      -------------------------------------------------
                                                              FLOORS                   CEILINGS               FLOOR CONTRACTS
                                            SWAPS     -----------------------   -----------------------   -----------------------
                              VOLUME IN   (WEIGHTED                  WEIGHTED                  WEIGHTED                  WEIGHTED
PERIOD AND TYPE OF CONTRACT     BBLS      AVERAGE)        RANGE      AVERAGE        RANGE      AVERAGE        RANGE      AVERAGE
---------------------------   ---------   ---------   -------------  --------   -------------  --------   -------------  --------
January 2001 - March 2001
 Price Swap Contracts.......   540,000     $21.99          --             --         --             --         --             --
 Collar Contracts...........   270,000         --        $25.00       $25.00    $30.05-$30.75   $30.28         --             --
 Floor Contracts............   238,500         --          --             --         --             --    $22.17-$29.58   $21.15
April 2001 - June 2001
 Price Swap Contracts.......   436,800      22.80          --             --         --             --         --             --
 Collar Contracts...........   364,000         --      25.00-27.25     25.53     30.05-30.75     30.31         --             --
 Floor Contracts............   186,550         --          --             --         --             --     22.17-28.28     25.96
July 2001 - September 2001
 Price Swap Contracts.......   391,000      23.88          --             --         --             --         --             --
 Collar Contracts...........   414,000         --      24.00-26.25     25.19     27.30-32.45     29.97         --             --
 Floor Contracts............   207,000         --          --             --         --             --     22.17-27.04     25.61
October 2001 - December 2001
 Price Swap Contracts.......   386,400      23.24          --             --         --             --         --             --
 Collar Contracts...........   345,000         --      24.00-25.25     24.77     27.30-30.75     29.26         --             --
 Floor Contracts............   262,200         --          --             --         --             --     22.17-26.00     25.28
January 2002 - March 2002
 Collar Contracts...........   517,500         --      22.00-25.00     23.64     25.75-30.75     27.97         --             --
April 2002 - June 2002
 Collar Contracts...........   455,000         --      22.00-25.00     23.45     25.75-30.75     27.58         --             --
July 2002 - September 2002
 Collar Contracts...........   345,000         --      23.00-25.00     23.50     26.75-30.75     28.60         --             --
October 2002 - December 2002
 Collar Contracts...........   184,000         --         25.00        23.50     28.00-30.75     29.38         --             --


PERIOD AND TYPE OF CONTRACT    FAIR VALUE
---------------------------   (IN MILLIONS)
January 2001 - March 2001
 Price Swap Contracts.......      $(2.9)
 Collar Contracts...........        0.2
 Floor Contracts............        0.6
April 2001 - June 2001
 Price Swap Contracts.......       (1.1)
 Collar Contracts...........        0.6
 Floor Contracts............        0.5
July 2001 - September 2001
 Price Swap Contracts.......       (0.3)
 Collar Contracts...........        0.6
 Floor Contracts............        0.6
October 2001 - December 2001
 Price Swap Contracts.......       (0.3)
 Collar Contracts...........        0.3
 Floor Contracts............        0.9
January 2002 - March 2002
 Collar Contracts...........        0.2
April 2002 - June 2002
 Collar Contracts...........        0.1
July 2002 - September 2002
 Collar Contracts...........        0.3
October 2002 - December 2002
 Collar Contracts...........        0.2

4. ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Revenue payable.............................................    $ 37,481       $ 38,191
Accrued capital costs.......................................      29,220         47,125
Accrued lease operating expenses............................      10,734          6,398
Employee incentive payable..................................      12,807         13,541
Other.......................................................      31,972         22,935
                                                                --------       --------
                                                                $122,214       $128,190
                                                                ========       ========

                          NEWFIELD EXPLORATION COMPANY

5.  DEBT:

     Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Senior Unsecured Debt:
  Bank revolving credit facility:
     Prime rate based loans.................................    $     --       $     --
     LIBOR based loans......................................     120,000          4,000
                                                                --------       --------
       Total bank revolving credit facility.................     120,000          4,000
                                                                --------       --------
  7.45% Senior Notes due 2007...............................     124,745        124,711
  7 5/8% Senior Notes due 2011..............................     174,886             --
                                                                --------       --------
       Total senior notes...................................     299,631        124,711
                                                                --------       --------
  Money market lines of credit..............................       9,000          5,000
                                                                --------       --------
     Long-term debt.........................................    $428,631       $133,711
                                                                ========       ========

     At December 31, 2001 and 2000, the interest rate was 3.25% and 7.22%, respectively, for LIBOR based loans and 3.00% and 7.31%, respectively, for the loans outstanding under the money market lines of credit.

     On February 22, 2001, the Company placed $175 million of 7 5/8% Senior Notes due 2011. The offering was done under an existing shelf registration statement. Net proceeds from the sale of the senior notes were used to repay outstanding indebtedness under the Company's revolving credit facility. The notes were issued at 99.931% of par to yield 7.635%, with interest payable on each March 1 and September 1, commencing September 1, 2001. The estimated fair market value of the 7 5/8% Senior Notes due 2011, based on quoted market prices at December 31, 2001 was $173.0 million.

     The estimated fair market value of the 7.45% Senior Notes due 2007, based on quoted market prices at December 31, 2001 and 2000, was $126.3 million and $114.0 million, respectively. Debt outstanding under the bank revolving credit facility and money market lines of credit are stated at cost, which approximates fair market value.

     At December 31, 2001, the Company maintained its reserve-based revolving credit facility with Chase Manhattan Bank, as agent. The banks participating in the facility have committed to lend the Company up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The borrowing base is reduced by the aggregate outstanding principal amount of any senior notes issued by the Company (currently $300 million). The borrowing base will be redetermined at least semi-annually and, after reduction for the outstanding senior notes, was $210 million at December 31, 2001. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on January 23, 2004.

     The Company also has money market lines of credit with various banks in an amount limited by the revolving credit facility to $40 million. At December 31, 2001, the Company had outstanding borrowings under the revolving credit facility of $120 million and $9 million of outstanding borrowings under the money market lines of credit. Consequently, at December 31, 2001, the Company had approximately $81 million of available capacity under its credit arrangements.

                          NEWFIELD EXPLORATION COMPANY

     The Company's current and previous credit facilities provide or provided for the payment of a commitment fee and a standby fee. The Company paid fees of approximately $397,000, $315,000 and $336,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.  CONVERTIBLE PREFERRED SECURITIES OF NEWFIELD FINANCIAL TRUST I:

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

     The Trust Preferred Securities are convertible at the option of the holder at any time into common stock of the Company at the rate of 1.3646 shares of Company common stock per Trust Preferred Security. This conversion rate is subject to adjustment for certain dilutive events and is currently equivalent to a conversion price of $36.64 per share of Company common stock. The Trust Preferred Securities are mandatorily redeemable upon maturity of the Debentures on August 15, 2029, and on a proportionate basis to the extent of any earlier redemption of any Debenture by the Company. The Debentures are redeemable by the Company at any time after August 15, 2002.

     The estimated fair market value of the Trust Preferred Securities at December 31, 2001 and 2000, based on quoted market prices, was $155.3 million and $207.0 million, respectively.

7.  INCOME TAXES:

     Income before income taxes is composed of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2001        2000        1999
                                                        ---------   ---------   --------
                                                                 (IN THOUSANDS)
U.S...................................................  $182,080    $180,741    $41,178
Foreign...............................................     9,280      23,948     10,837
                                                        --------    --------    -------
  Total...............................................  $191,360    $204,689    $52,015
                                                        ========    ========    =======

                          NEWFIELD EXPLORATION COMPANY

     The total provision for income taxes consists of the following:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                                   (IN THOUSANDS)
Current taxes:
  U.S. federal..........................................   $29,469     $15,897     $ 1,105
  U.S. state............................................       507          --          --
  Foreign...............................................     1,131          --          --
Deferred taxes:
  U.S. federal..........................................    38,937      47,442      13,668
  U.S. state............................................    (4,186)         --          --
  Foreign...............................................     1,754       6,641       4,038
                                                           -------     -------     -------
                                                           $67,612     $69,980     $18,811
                                                           =======     =======     =======

     The components of deferred tax assets and liabilities are as follows:

                                               DECEMBER 31, 2001    DECEMBER 31, 2000
                                              -------------------   ------------------
                                                U.S.      FOREIGN     U.S.     FOREIGN
                                              ---------   -------   --------   -------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carry forwards.........  $  19,718   $    --   $  1,750   $   190
  Other, net................................      7,281       886      2,609       284
                                              ---------   -------   --------   -------
     Deferred tax asset.....................     26,999       886      4,359       474
                                              ---------   -------   --------   -------
Deferred tax liability:
  Oil and gas properties....................   (221,947)   (6,412)   (82,175)   (1,902)
  Commodity derivates.......................    (36,824)       --         --        --
                                              ---------   -------   --------   -------
Net deferred tax liability..................   (231,772)   (5,526)   (77,816)   (1,428)
Less current deferred tax liability.........     26,178     3,240         --        --
                                              ---------   -------   --------   -------
Noncurrent deferred tax liability...........  $(205,594)  $(2,286)  $(77,816)  $(1,428)
                                              =========   =======   ========   =======

     U.S. deferred taxes have not been provided on foreign income of $41.3 million that is permanently reinvested in Australia. The Company currently does not have any foreign tax credits available to reduce U.S. taxes on such income if it was repatriated.

     As of December 31, 2001, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $40.7 million that may be used in future years to offset taxable income. Utilization of the Company's NOL carryforwards are subject to annual limitations due to certain stock ownership changes. To the extent not utilized, the NOL carryforwards will begin to expire in 2021.

8.  TREASURY STOCK:

     On May 4, 2001, the Company announced that its Board of Directors authorized the expenditure of up to $50 million to repurchase shares of the Company's common stock. As of December 31, 2001, the Company had repurchased 823,000 shares of its common stock under this program for total consideration of $24.7 million, an average of $29.97 per share. Additional repurchases may be effected from time to time in accordance with applicable securities laws through solicited or unsolicited transactions in the market or in

                          NEWFIELD EXPLORATION COMPANY
privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate.

9.  COMMITMENTS AND CONTINGENCIES:

     The Company has entered into a non-cancellable operating leases for office space in Houston, Texas, Tulsa, Oklahoma and Perth, Australia. In addition, the Company enters into various other equipment leases as part of its operations.

     Future minimum lease payments required as of December 31, 2001 related to these operating leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------                                       (IN THOUSANDS)
2002........................................................      $ 4,450
2003........................................................        2,874
2004........................................................        2,129
2005........................................................        2,215
2006........................................................        2,236
Thereafter..................................................        4,099
                                                                  -------
  Total minimum lease payments..............................      $18,003
                                                                  =======

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was $4.1 million, $3.2 million and $2.8 million, respectively.

     The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect that these matters will have a material adverse effect on the financial position, cash flows or results of operations of the Company.

10. STOCK-BASED COMPENSATION:

     The Company has several stock-based compensation plans, each of which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.

  OMNIBUS STOCK PLANS

     The Company has granted stock options and shares of restricted stock under its several stock option and omnibus stock plans (collectively, the "Omnibus Stock Plans").

                          NEWFIELD EXPLORATION COMPANY

     The following is a summary of all stock option activity for 1999, 2000 and 2001:

                                                         NUMBER OF SHARES    WEIGHTED AVERAGE
                                                        UNDERLYING OPTIONS    EXERCISE PRICE
                                                        ------------------   ----------------
Outstanding at December 31, 1998......................       3,921,420            $10.76
  Granted.............................................         308,000             27.38
  Exercised...........................................      (1,243,960)             5.80
  Forfeited...........................................         (83,800)            18.68
                                                            ----------            ------
Outstanding at December 31, 1999......................       2,901,660             14.43
  Granted.............................................         827,000             31.74
  Exercised...........................................        (738,170)             8.14
  Forfeited...........................................         (70,330)            25.01
                                                            ----------            ------
Outstanding at December 31, 2000......................       2,920,160             20.67
  Granted.............................................       1,011,750             36.14
  Exercised...........................................        (274,010)             9.68
  Forfeited...........................................        (156,650)            31.36
                                                            ----------            ------
Outstanding at December 31, 2001......................       3,501,250            $25.52
                                                            ==========            ======
Exercisable at December 31, 1999......................       1,534,420            $ 8.16
                                                            ==========            ======
Exercisable at December 31, 2000......................       1,106,550            $11.81
                                                            ==========            ======
Exercisable at December 31, 2001......................       1,366,325            $16.89
                                                            ==========            ======

     Options that have been granted and are outstanding generally expire 10 years from the date of grant and become exercisable at the rate of 20% per year. If additional options are granted under the Omnibus Stock Plans, the exercise price will not be less than the fair market value per share of the Company's common stock on the date of grant. The weighted average fair value of an option to purchase one share of common stock granted during 2001, 2000 and 1999 was $16.08, $15.41 and $12.68, respectively.

     The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999: no dividend yield for all years; expected volatility of 34.20%, 34.87% and 33.77%, respectively; risk-free interest rates of 5.0%, 6.76% and 5.97%, respectively; and an expected option life of 6.5 years for all years.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
     -------------------------------------------------------------------------   -----------------------------------
                                             WEIGHTED AVERAGE      WEIGHTED                              WEIGHTED
         RANGE OF        NUMBER OF SHARES       REMAINING          AVERAGE        NUMBER OF SHARES       AVERAGE
     EXERCISE PRICES    UNDERLYING OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE   UNDERLYING OPTIONS   EXERCISE PRICE
     ---------------    ------------------   ----------------   --------------   ------------------   --------------
     $ 3.50 to $ 5.62...      381,250           1.1 years           $ 3.92             381,250            $ 3.92

      10.94 to  14.78...      206,700           4.1 years            13.98             206,700             13.98

      15.04 to  20.94...      415,600           6.3 years            17.06             184,635             17.47

      21.06 to  46.38...    2,497,700           8.0 years            31.18             593,740             26.06
     ----------------       ---------           ---------           ------           ---------            ------
     $ 3.50 to $46.38...    3,501,250           6.8 years           $25.52           1,366,325            $16.89


     Common stock issued through the exercise of non-qualified stock options results in a tax deduction for the Company equivalent to the compensation income recognized by the option holder. For financial reporting

                          NEWFIELD EXPLORATION COMPANY
purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. The exercise of stock options during 2001, 2000 and 1999 resulted in a deferred tax benefit to the Company of approximately $2.1 million, $6.6 million and $8.0 million, respectively.

     Pursuant to the Omnibus Plans, the Company granted 111,100, 93,506, and 29,000 restricted shares of common stock in 2001, 2000 and 1999, respectively. The restricted shares fully vest after nine years, but vesting may be accelerated if certain performance-based criteria are met. At December 31, 2001, there were 236,700 shares of common stock outstanding that were subject to restrictions. In addition to the foregoing grants of restricted shares, the Company grants restricted shares of its common stock to non-employee directors pursuant to the plan described below. In accordance with APB Opinion No. 25, the Company recognized unearned compensation for the fair value of restricted shares of common stock granted pursuant to the Omnibus Plans and the Non-Employee Director Plan in the amount of $4.3 million for 2001, $3.0 million for 2000 and $1.0 million for 1999. This amount is charged to stockholders' equity and recognized as compensation expense over the applicable vesting period, in the amount of $2.1 million for 2001, $1.8 million for 2000 and $0.9 million for 1999. The weighted average price for 118,468 shares of restricted common stock issued in 2001 is $36.29. The weighted average price for 98,756 shares of restricted common stock issued in 2000 is $30.56. The weighted average price for 37,211 shares of restricted common stock issued in 1999 is $27.75.

     At December 31, 2001, the Company had an additional 716,764 shares available for issuance pursuant to the Omnibus Stock Plans. Of such shares, only 99,739 may be granted as restricted stock.

  NON-EMPLOYEE DIRECTOR RESTRICTED STOCK PLAN

     Under the Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (the "Non-Employee Director Plan"), subject to a maximum of 50,000 shares, each non-employee director who is in office immediately after each annual meeting of stockholders of the Company shall, unless electing to not participate, receive a number of restricted shares determined by dividing $30,000 by the fair market value on the date of the annual meeting of stockholders, subject to the terms of the plan. The forfeiture restrictions with respect to all restricted shares granted since the last annual meeting of stockholders lapse on the day before the first annual meeting of stockholders following the date of issuance of such shares, provided that the holder remains a director until such time. The Company issued 7,368 shares to eight non-employee directors in 2001 pursuant the Non-Employee Director Plan. The Company issued 5,250 shares to seven non-employee directors in 2000 and 8,211 shares to seven non-employee directors in 1999 pursuant to a predecessor plan with terms substantially similar to the current plan.

  EMPLOYEE STOCK PURCHASE PLAN

     Pursuant to the Company's employee stock purchase plan, for each six month period beginning on January 1 or July 1 during the term of the plan, each eligible employee has the opportunity to purchase common stock for a purchase price equal to 85% of the lesser of the fair market value of the common stock on the first day of the period or the last day of the period. No employee may purchase common stock under the plan valued at more than $25,000 in any calendar year.

     At December 31, 2001, 171,059 shares of common stock were available for issuance pursuant to the stock purchase plan. Under the plan, the Company has sold 28,941 shares, 22,180 shares and 24,945 shares to employees in 2001, 2000 and 1999, respectively, at weighted average prices of $27.16, $26.75 and $19.73, respectively. In accordance with APB Opinion No. 25 and related interpretations, the Company has not recognized any compensation expense with respect to the plan.

     The weighted average fair value of the option to purchase stock during 2001, 2000 and 1999 was $9.86, $8.87 and $6.34, respectively. The fair value of each option granted under the stock purchase plan is estimated

                          NEWFIELD EXPLORATION COMPANY
on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999: no dividend yield for all years; expected volatility of 25.02%, 37.86% and 33.77%, respectively; risk-free interest rates of 4.36%, 5.73% and 4.78%, respectively; and an expected option life of six months for all years.

PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     If the fair value based method of accounting in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied, the Company's net income and earnings per common share for 2001, 2000 and 1999 would have approximated the pro forma amounts below:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   ----------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income:
  As reported.........................................   $118,954      $132,349      $33,204
  Pro forma...........................................    114,073       128,702       31,242
Basic earnings per common share --
  As reported.........................................   $   2.69      $   3.13      $  0.81
  Pro forma...........................................       2.58          3.04         0.76
Diluted earnings per common share --
  As reported.........................................   $   2.56      $   2.93      $  0.79
  Pro forma...........................................       2.46          2.85         0.74

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

11.  EMPLOYEE BENEFIT PLANS:

     The Company sponsors a 401(k) Profit Sharing Plan (the "401(k) Plan") under
Section 401(k) of the Internal Revenue Code. This plan covers all employees of the Company other than employees of the Company's Australian subsidiaries. The Company matches $1.00 for each $1.00 of employee deferral, with the Company's contribution not to exceed 8% of an employee's salary, subject to limitations imposed by the Internal Revenue Service. The Company's contributions to the 401(k) Plan totaled $1,278,000, $714,000 and $605,000 for the years ended
December 31, 2001, 2000 and 1999, respectively.

     The Company also sponsors the Newfield Employee 1993 Incentive Compensation Plan (the "Incentive Plan"), a non-qualified plan. The Incentive Plan provides for the creation each calendar year of an award pool that, in general, is equal to the revenues that would be attributable to a 1% overriding royalty interest on acquired producing properties and a 2% overriding royalty interest on exploration properties, bearing on both the interest of the Company and certain investors that participated in the Company's activities in such properties. If, for a particular year, the portion of the pool that relates to the Company's interests is in excess of 5% of the Company's adjusted net income (as defined in the plan) for that year, such excess may not be awarded to employees. The Incentive Plan is administered by the Compensation Committee of the Board of Directors with award amounts recommended by the Chief Executive Officer of the Company. All employees of the Company are eligible for awards if employed on both October 1 and December 31 of the performance period. Awards may have both a current and a deferred component of compensation. Eligible employees may elect for all or a portion of deferred awards to be paid in common stock instead of cash. In such case, the number of shares of common stock to be awarded is determined by using the fair market value of common stock on the date of the award. Deferred Awards are paid in four annual installments, each installment consisting of 25% of the deferred award, plus interest on awards paid in cash. Total expense under the

                          NEWFIELD EXPLORATION COMPANY

Incentive Plan for the years ended December 31, 2001, 2000 and 1999 was $11.6 million, $12.8 million and $3.9 million, respectively.

     During 1997, the Company implemented a highly compensated employee Deferred Compensation Plan (the "Deferred Plan"). This non-qualified plan allows an eligible employee to defer a portion of the employee's salary or bonus on an annual basis. The Company matches $1.00 for each $1.00 of employee deferral, with the Company's contribution not to exceed 8% of an employee's salary, subject to limitations imposed by the Deferred Plan. The Company's contribution is reduced by the amount of contribution made by the Company to the 401(k) Plan for each participant. The Company's contributions to the Deferred Plan totaled $37,000, $29,000 and $34,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

12.  STOCKHOLDER RIGHTS PLAN:

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

                          NEWFIELD EXPLORATION COMPANY

13.  PROPERTY ACQUISITIONS:

     On January 23, 2001, the Company acquired all of the outstanding capital stock of Lariat Petroleum, Inc. ("Lariat") by merging Lariat with and into Newfield Exploration Mid-Continent Inc., a wholly owned subsidiary of the Company. The total consideration for the acquisition was approximately $333 million, inclusive of the assumption of debt and certain other obligations of Lariat. The consideration included the issuance of approximately 1.9 million shares of the Company's common stock valued at $68 million. For financial accounting purposes, the Company allocated $438 million to oil and gas properties which included a $105 million step-up associated with deferred income taxes.

     In February 2000, the Company acquired interests in three producing gas fields in South Texas for approximately $139 million in cash.

     The acquisitions have been accounted for as purchases and, accordingly, income and expenses for Lariat and from the South Texas properties have been included in the Company's statement of income from the date of purchase.

     The unaudited pro forma results of operations assuming that such acquisitions had occurred on January 1, 2000 are as follow (in thousands, except per share amounts):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
Proforma:
  Revenue...................................................   $755,047     $598,983
  Income from operations....................................    191,999      234,527
  Income before cumulative effect of change in accounting
     principle..............................................    123,530      132,197
  Cumulative effect of change in accounting principles......     (4,794)      (2,360)
  Net income................................................    118,736      129,837
  Basic earnings per common share before cumulative effect
     of change in accounting principle......................   $   2.79     $   2.99
  Basic earnings per common share...........................   $   2.68     $   2.93
  Diluted earnings per common share before cumulative effect
     of change in accounting principle......................   $   2.65     $   2.81
  Diluted earnings per common share.........................   $   2.55     $   2.77

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at January 1, 2000 or future results of operations.

                          NEWFIELD EXPLORATION COMPANY

14.  GEOGRAPHIC INFORMATION:

                                                                                 OTHER
                                                 UNITED STATES   AUSTRALIA   INTERNATIONAL     TOTAL
                                                 -------------   ---------   -------------   ----------
                                                                      (IN THOUSANDS)
2001
-----------------------------------------------
Oil and gas revenues...........................   $  714,052      $35,353       $    --      $  749,405
Operating expenses:
  Lease operating..............................       85,683       17,239            --         102,922
  Production and other taxes...................       14,424        3,099            --          17,523
  Transportation...............................        5,569           --            --           5,569
  Depreciation, depletion and amortization.....      274,893        7,674            --         282,567
  Ceiling test writedown.......................      106,011           --            --         106,011
  Allocated income taxes.......................       79,616        2,202            --
                                                  ----------      -------       -------
       Net income from oil and gas
          operations...........................   $  147,856      $ 5,139       $    --
                                                  ==========      =======       =======
  General and administrative (inclusive of
     stock compensation)(1)....................                                                  43,955
                                                                                             ----------
       Total operating expenses................                                                 558,547
                                                                                             ----------
Income from operations.........................                                                 190,858
  Interest expense and dividends, net..........                                                 (24,319)
Unrealized commodity derivative income.........                                                  24,821
                                                                                             ----------
Income before income taxes.....................                                              $  191,360
                                                                                             ==========
Total long-lived assets........................   $1,367,131      $13,260       $28,188      $1,408,579
                                                  ==========      =======       =======      ==========
Additions to long-lived assets.................   $  939,588      $ 8,944       $11,944      $  960,476
                                                  ==========      =======       =======      ==========

                          NEWFIELD EXPLORATION COMPANY

                                                                                 OTHER
                                                 UNITED STATES   AUSTRALIA   INTERNATIONAL     TOTAL
                                                 -------------   ---------   -------------   ----------
                                                                      (IN THOUSANDS)
2000
-----------------------------------------------
Oil and gas revenues...........................   $  476,301      $50,341       $    --      $  526,642
Operating expenses:
  Lease operating..............................       51,509       13,863            --          65,372
  Production and other taxes...................        5,643        4,645            --          10,288
  Transportation...............................        5,984           --            --           5,984
  Depreciation, depletion and amortization.....      183,739        7,443            --         191,182
  Ceiling test writedown.......................           --           --           503             503
  Allocated income taxes.......................       80,299        7,317            --
                                                  ----------      -------       -------
       Net income (loss) from oil and gas
          operations...........................   $  149,127      $17,073       $  (503)
                                                  ==========      =======       =======
  General and administrative (inclusive of
     stock compensation)(1)....................                                                  32,084
                                                                                             ----------
       Total operating expenses................                                                 305,413
                                                                                             ----------
Income from operations.........................                                                 221,229
  Interest expense and dividends, net..........                                                 (16,540)
                                                                                             ----------
Income before income taxes.....................                                              $  204,689
                                                                                             ==========
Total long-lived assets........................   $  806,029      $10,634       $16,244      $  832,907
                                                  ==========      =======       =======      ==========
Additions to long-lived assets.................   $  358,936      $13,913       $ 6,317      $  379,166
                                                  ==========      =======       =======      ==========

                          NEWFIELD EXPLORATION COMPANY

                                                                                 OTHER
                                                 UNITED STATES   AUSTRALIA   INTERNATIONAL     TOTAL
                                                 -------------   ---------   -------------   ----------
                                                                      (IN THOUSANDS)
1999
-----------------------------------------------
Oil and gas revenues...........................   $  265,603      $22,286       $    --      $  287,889
Operating expenses:
  Lease operating..............................       38,562        6,999            --          45,561
  Production and other taxes...................          699        1,516            --           2,215
  Transportation...............................        5,922           --            --           5,922
  Depreciation, depletion and amortization.....      149,350        3,294            --         152,644
  Allocated income taxes.......................       24,875        3,772            --
                                                  ----------      -------       -------
       Net income from oil and gas
          operations...........................   $   46,195      $ 6,705       $    --
                                                  ==========      =======       =======
  General and administrative (inclusive of
     stock compensation)(1)....................                                                  16,404
                                                                                             ----------
       Total operating expenses................                                                 222,746
                                                                                             ----------
Income from operations.........................                                                  65,143
  Interest expense and dividends, net..........                                                 (13,128)
                                                                                             ----------
Income before income taxes.....................                                              $   52,015
                                                                                             ==========
Total long-lived assets........................   $  629,908      $ 4,096       $10,430      $  644,434
                                                  ==========      =======       =======      ==========
Additions to long-lived assets.................   $  201,143      $ 7,390       $ 1,266      $  209,799
                                                  ==========      =======       =======      ==========

---------------

(1) General and administrative expense includes non-cash stock compensation charges of $2,751, $3,047 and $1,999 for 2001, 2000 and 1999, respectively.

15.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Cash payments:
  Interest and dividend payments (includes interest on
     senior notes and dividends on the convertible trust
     preferred securities, net of interest capitalized of
     $8,891, $5,353 and $2,376 during 2001, 2000 and 1999,
     respectively)..........................................  $ 33,427   $16,999   $11,598
  Income tax payments.......................................    41,384    14,015        --
Non-cash items excluded from the statement of cash flows:
  Increase (decrease) in accrued capital expenditures.......  $(26,198)  $26,712   $ 9,261
  Stock issued for acquisition..............................   (67,853)       --        --
  Other.....................................................      (484)     (121)     (179)

16.  RELATED PARTY TRANSACTIONS:

     Prior to the acquisition of Lariat in January of 2001, Warburg, Pincus Ventures, L.P. ("WPV") owned approximately 88% of the outstanding capital stock of Lariat on a fully diluted basis. In conjunction with the acquisition of Lariat by Newfield, WPV received cash proceeds of approximately $78.6 million and 1,864,735

                          NEWFIELD EXPLORATION COMPANY
shares of common stock of the Company in the merger. In addition, contemporaneously with the merger, WPV received approximately $39.1 million as repayment in full of notes payable by Lariat to WPV. Pursuant to the merger agreement, the Company is entitled, subject to certain limitations, to indemnification for certain customary matters from the former stockholders of Lariat, including WPV. The sole general partner of WPV is Warburg, Pincus & Co. ("WP & Co."). E.M. Warburg, Pincus & Co. ("EMW LLC"), manages WPV. Howard H. Newman, a director of the Company, is a managing director and a member of EMW LLC and a general partner of WP & Co.

     Terry Huffington, a director of the Company, is a principal owner of Huffco International L.L.C. ("Huffco") and David A. Trice, President and Chief Executive Officer of the Company, is a minority owner of Huffco. In May 1997, prior to Ms. Huffington and Mr. Trice becoming affiliated with the Company, the Company acquired substantially all of the assets of Huffco. The acquired assets included all of the outstanding common stock of Huffco China, LDC, now known as Newfield China, LDC ("Newfield China"), the owner of an undivided 35% interest in a production sharing contract area in Bohai Bay, offshore the People's Republic of China. Huffco retained preferred shares of Newfield China that provide for an aggregate dividend equal to 10% of the excess of proceeds received by Newfield China from the sale of oil, gas and other minerals over all costs incurred with respect to exploration and production in Block 05/36, Bohai Bay, plus an allocated portion of the cash purchase price paid by the Company to Huffco at the closing of the Huffco Transaction. At December 31, 2001, Newfield China had approximately $31 million in unrecovered costs, no reserves and no revenue and, as a result, no dividends have been paid to date on the preferred shares. Huffco also has the right to further payments upon the occurrence of certain events. If the Company acquires an interest in two particular blocks offshore Cote de Ivoire on or before May 15, 2002, the Company will pay Huffco $2,620,000, subject to certain adjustments if the Company sells such interest to a third party under certain circumstances. The Company has not acquired an interest in either of the two blocks. In addition, if the Company commits to a development program in the Federal Republic of Nigeria on or before May 15, 2002, the Company will pay Huffco $1,000,000. The Company has not committed to a development program nor any other project in Nigeria.

     In the normal course of business, the Company purchases oil field goods, equipment and services from companies that have one or two common board members with the Company. The Company believes that the charges and fees that it pays for such goods, equipment and services are competitive with the charges and fees of other companies providing such items.

17.  NEWFIELD FINANCIAL TRUST II:

     Pursuant to a Form S-3 registration statement filed with the SEC under the Securities Act of 1933, Newfield Financial Trust II, a "100% owned," "finance subsidiary" (in each case, as defined in Rule 3-10 of Regulation S-X) of the Company ("Trust II"), may offer and sell its preferred securities to the public. If issued and sold, the holders of the trust preferred securities would be entitled to receive periodic payments that are cumulative if unpaid, would be entitled to receive a fixed liquidation amount and the backup undertakings will provide a bundle of rights that together place the holder in the same position as if the Company had fully and unconditionally guaranteed Trust II's payment obligations on the trust preferred securities.

                          NEWFIELD EXPLORATION COMPANY

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The results of operations by quarter for the years ended December 31, 2001 and 2000 are as follows:

                                                        2001 QUARTER ENDED
                                        ---------------------------------------------------
                                        MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31(1)
                                        --------   --------   ------------   --------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Oil and gas revenues..................  $209,326   $200,747     $183,259        $156,073
Income (loss) from operations.........   107,691     87,455       61,984         (66,272)
Net income (loss) before cumulative
  effect of change in accounting
  principle...........................    63,145     56,737       42,976         (39,110)
Cumulative effect of change in
  accounting principle................    (4,794)        --           --              --
Net income (loss).....................    58,351     56,737       42,976         (39,110)
Basic earnings (loss) per common share
  before cumulative effect of change
  in accounting principle.............  $   1.43   $   1.27     $   0.97        $  (0.89)
Basic earnings (loss) per common
  share...............................  $   1.32   $   1.27     $   0.97        $  (0.89)
Diluted earnings (loss) per common
  share before cumulative effect of
  change in accounting principle......  $   1.32   $   1.18     $   0.91        $  (0.89)
Diluted earnings (loss) per common
  share...............................  $   1.22   $   1.18     $   0.91        $  (0.89)

                                                         2000 QUARTER ENDED
                                          ------------------------------------------------
                                          MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                          --------   --------   ------------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Oil and gas revenues....................  $97,822    $114,704     $150,431      $163,685
Income from operations..................   30,984      45,209       68,986        76,050
Net income before cumulative effect of
  change in accounting principle........   17,543      27,056       43,552        46,558
Cumulative effect of change in
  accounting principle..................   (2,360)         --           --            --
Net income..............................   15,183      27,056       43,552        46,558
Basic earnings per common share before
  cumulative effect of change in
  accounting principle..................  $  0.42    $   0.64     $   1.02      $   1.09
Basic earnings per common share.........  $  0.36    $   0.64     $   1.02      $   1.09
Diluted earnings per common share before
  cumulative effect of change in
  accounting principle..................  $  0.41    $   0.60     $   0.95      $   1.01
Diluted earnings per common share.......  $  0.36    $   0.60     $   0.95      $   1.01

---------------

(1) In the fourth quarter of 2001, the Company recorded an impairment in accordance with the full cost accounting rules of $106 million ($68 million after-tax).

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
               SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED

     See Note 14 to the consolidated financial statements for disclosure of the Company's results of operations from oil and gas producing activities. Costs incurred for oil and gas property acquisition, exploration and development activities for each of the three years in the period ended December 31, 2001 are as follows:

                                       UNITED                           OTHER
                                       STATES    AUSTRALIA    CHINA    FOREIGN    TOTAL
                                      --------   ---------   -------   -------   --------
                                                        (IN THOUSANDS)
2001
Property acquisition:
  Unproved..........................  $ 57,872    $    --    $    --   $   --    $ 57,872
  Proved............................   482,613       (171)        --       --     482,442
Exploration.........................    97,266      8,111     10,901    1,043     117,321
Development.........................   301,837      1,004         --       --     302,841
                                      --------    -------    -------   ------    --------
     Total costs incurred...........  $939,588    $ 8,944    $10,901   $1,043    $960,476
                                      ========    =======    =======   ======    ========
2000
Property acquisition:
  Unproved..........................  $ 23,621    $    --    $   375   $  656    $ 24,652
  Proved............................   115,567       (295)        --       --     115,272
Exploration.........................    91,177      3,760      5,286       --     100,223
Development.........................   128,571     10,448         --       --     139,019
                                      --------    -------    -------   ------    --------
     Total costs incurred...........  $358,936    $13,913    $ 5,661   $  656    $379,166
                                      ========    =======    =======   ======    ========
1999
Property acquisition:
  Unproved..........................  $  5,849    $    --    $    --   $   --    $  5,849
  Proved............................    77,673      2,490         --       --      80,163
Exploration.........................    46,343      3,852        641      625      51,461
Development.........................    71,278      1,048         --       --      72,326
                                      --------    -------    -------   ------    --------
     Total costs incurred...........  $201,143    $ 7,390    $   641   $  625    $209,799
                                      ========    =======    =======   ======    ========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     Capitalized costs for oil and gas producing activities consist of the following at the end of each of the three years in the period ended December 31, 2001:

                                                                       OTHER
                                UNITED STATES   AUSTRALIA    CHINA    FOREIGN      TOTAL
                                -------------   ---------   -------   -------   -----------
                                                      (IN THOUSANDS)
2001
Proved properties.............   $ 2,268,372    $ 30,248    $    --   $   --    $ 2,298,620
Unproved properties...........       116,807          --     25,137    3,051        144,995
                                 -----------    --------    -------   ------    -----------
                                   2,385,179      30,248     25,137    3,051      2,443,615
Accumulated depreciation,
  depletion and
  amortization................    (1,018,048)    (16,988)        --       --     (1,035,036)
                                 -----------    --------    -------   ------    -----------
Net capitalized cost..........   $ 1,367,131    $ 13,260    $25,137   $3,051    $ 1,408,579
                                 ===========    ========    =======   ======    ===========
2000
Proved properties.............   $ 1,474,517    $ 21,304    $    --   $   --    $ 1,495,821
Unproved properties...........        77,085          --     14,236    2,008         93,329
                                 -----------    --------    -------   ------    -----------
                                   1,551,602      21,304     14,236    2,008      1,589,150
Accumulated depreciation,
  depletion and
  amortization................      (745,573)    (10,670)        --       --       (756,243)
                                 -----------    --------    -------   ------    -----------
Net capitalized cost..........   $   806,029    $ 10,634    $14,236   $2,008    $   832,907
                                 ===========    ========    =======   ======    ===========
1999
Proved properties.............   $ 1,134,817    $  3,538    $    --   $   --    $ 1,138,355
Unproved properties...........        57,850       3,852      8,575    1,855         72,132
                                 -----------    --------    -------   ------    -----------
                                   1,192,667       7,390      8,575    1,855      1,210,487
Accumulated depreciation,
  depletion and
  amortization................      (562,759)     (3,294)        --       --       (566,053)
                                 -----------    --------    -------   ------    -----------
Net capitalized cost..........   $   629,908    $  4,096    $ 8,575   $1,855    $   644,434
                                 ===========    ========    =======   ======    ===========

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

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES

     The following table sets forth the Company's net proved reserves (at 14.73 pounds per square inch absolute), including the changes therein, and proved developed reserves at the end of each of the three years in the period ended December 31, 2001, as estimated by the Company's petroleum engineering staff:

                             OIL, CONDENSATE AND NATURAL
                                 GAS LIQUIDS (MBBLS)             NATURAL GAS (MMCF)                   TOTAL (BCFE)
                             ---------------------------   -------------------------------   -------------------------------
                              U.S.    AUSTRALIA   TOTAL      U.S.     AUSTRALIA    TOTAL       U.S.     AUSTRALIA    TOTAL
                             ------   ---------   ------   --------   ---------   --------   --------   ---------   --------
Proved developed and
  undeveloped reserves:
DECEMBER 31, 1998..........  15,171        --     15,171    422,277      --        422,277    513,304        --      513,304
Revisions of previous
  estimates................     499        --        499     (4,359)     --         (4,359)    (1,365)       --       (1,365)
Extensions, discoveries and
  other additions..........   1,600        --      1,600     52,210      --         52,210     61,808        --       61,808
Purchases of properties....   6,780     7,000     13,780     60,517      --         60,517    101,195    42,000      143,195
Sales of properties........    (926)       --       (926)    (3,112)     --         (3,112)    (8,668)       --       (8,668)
Production.................  (3,487)     (867)    (4,354)   (87,360)     --        (87,360)  (108,282)   (5,202)    (113,484)
                             ------    ------     ------   --------       --      --------   --------    ------     --------
DECEMBER 31, 1999..........  19,637     6,133     25,770    440,173      --        440,173    557,992    36,798      594,790
Revisions of previous
  estimates................   1,264       866      2,130     (4,531)     --         (4,531)     3,054     5,196        8,250
Extensions, discoveries and
  other additions..........   4,501        --      4,501     91,096      --         91,096    118,103        --      118,103
Purchases of properties....   1,487        --      1,487     99,531      --         99,531    108,454        --      108,454
Sales of properties........    (248)       --       (248)    (1,100)     --         (1,100)    (2,588)       --       (2,588)
Production.................  (4,090)   (1,616)    (5,706)  (105,446)     --       (105,446)  (129,986)   (9,696)    (139,682)
                             ------    ------     ------   --------       --      --------   --------    ------     --------
DECEMBER 31, 2000..........  22,551     5,383     27,934    519,723      --        519,723    655,029    32,298      687,327
Revisions of previous
  estimates................    (714)    1,476        762    (18,725)     --        (18,725)   (23,014)    8,856      (14,158)
Extensions, discoveries and
  other additions..........   4,365        --      4,365    115,433      --        115,433    141,623        --      141,623
Purchases of properties....  10,279        --     10,279    235,048      --        235,048    296,722        --      296,722
Sales of properties........      --        --         --         --      --             --         --        --           --
Production.................  (5,522)   (1,476)    (6,998)  (133,167)     --       (133,167)  (166,299)   (8,856)    (175,155)
                             ------    ------     ------   --------       --      --------   --------    ------     --------
DECEMBER 31, 2001..........  30,959     5,383     36,342    718,312      --        718,312    904,061    32,298      936,364
                             ======    ======     ======   ========       ==      ========   ========    ======     ========
Proved developed reserves:
  December 31, 1998........  14,648        --     14,648    388,040      --        388,040    475,927        --      475,927
  December 31, 1999........  17,123     6,133     23,256    376,820      --        376,820    479,558    36,798      516,356
  December 31, 2000........  18,657     5,383     24,040    416,368      --        416,368    528,310    32,298      560,608
  December 31, 2001........  29,151     5,383     34,534    662,879      --        662,879    837,785    32,298      870,083

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following information was developed utilizing procedures prescribed by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," and is based on natural gas and crude oil reserve and production volumes estimated by the Company's petroleum engineering staff. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

     The Company believes that in reviewing the information that follows the following factors should be taken into account: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rates of production assumed in the calculations; (3) a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

     Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows, for each year reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate and year-end prices and costs are required by SFAS 69.

     In general management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                       U.S.       AUSTRALIA      TOTAL
                                                    -----------   ---------   -----------
                                                               (IN THOUSANDS)
2001
Future cash inflows...............................  $ 2,446,106   $106,638    $ 2,552,744
Less related future:
  Production costs................................     (616,863)   (70,132)      (686,995)
  Development and abandonment costs...............     (244,685)   (14,200)      (258,885)
                                                    -----------   --------    -----------
Future net cash flows before income taxes.........    1,584,558     22,306      1,606,864
Future income tax expense.........................     (272,936)    (9,524)      (282,460)
                                                    -----------   --------    -----------
Standardized measure of future net cash flows
  before discount.................................    1,311,622     12,782      1,324,404
10% annual discount for estimating timing of cash
  flows...........................................     (352,759)      (127)      (352,886)
                                                    -----------   --------    -----------
Standardized measure of discounted future net cash
  flows...........................................  $   958,863   $ 12,655    $   971,518
                                                    ===========   ========    ===========
2000
Future cash inflows...............................  $ 5,709,166   $135,192    $ 5,844,358
Less related future:
  Production costs................................     (426,987)   (89,326)      (516,313)
  Development and abandonment costs...............     (244,139)   (16,320)      (260,459)
                                                    -----------   --------    -----------
Future net cash flows before income taxes.........    5,038,040     29,546      5,067,586
Future income tax expense.........................   (1,564,431)    (8,864)    (1,573,295)
                                                    -----------   --------    -----------
Standardized measure of future net cash flows
  before discount.................................    3,473,609     20,682      3,494,291
10% annual discount for estimating timing of cash
  flows...........................................     (820,256)    (3,777)      (824,033)
                                                    -----------   --------    -----------
Standardized measure of discounted future net cash
  flows...........................................  $ 2,653,353   $ 16,905    $ 2,670,258
                                                    ===========   ========    ===========
1999
Future cash inflows...............................  $ 1,552,273   $156,247    $ 1,708,520
Less related future:
  Production costs................................     (239,010)   (95,252)      (334,262)
  Development and abandonment costs...............     (205,402)   (31,324)      (236,726)
                                                    -----------   --------    -----------
Future net cash flows before income taxes.........    1,107,861     29,671      1,137,532
Future income tax expense.........................     (214,365)    (9,871)      (224,236)
                                                    -----------   --------    -----------
Standardized measure of future net cash flows
  before discount.................................      893,496     19,800        913,296
10% annual discount for estimating timing of cash
  flows...........................................     (180,431)      (346)      (180,777)
                                                    -----------   --------    -----------
Standardized measure of discounted future net cash
  flows...........................................  $   713,065   $ 19,454    $   732,519
                                                    ===========   ========    ===========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                       U.S.       AUSTRALIA      TOTAL
                                                    -----------   ---------   -----------
                                                               (IN THOUSANDS)
2001
Beginning of the period...........................  $ 2,653,353   $ 16,905    $ 2,670,258
Revisions of previous estimates:
  Changes in prices and costs.....................   (2,372,021)    (6,434)    (2,378,455)
  Changes in quantities...........................       (9,536)     8,711           (825)
  Changes in future development costs.............           --      2,120          2,120
Development costs incurred during the period......       72,016      1,363         73,379
Additions to proved reserves resulting from
  extensions, discoveries and improved recovery,
  less related costs..............................      187,793         --        187,793
Purchases of reserves in place....................      267,925         --        267,925
Accretion of discount.............................      265,335      2,955        268,290
Sales of oil and gas, net of production costs.....   (1,206,548)   (15,527)    (1,222,075)
Net change in income taxes........................      922,071      1,307        923,378
Production timing and other.......................      178,475      1,255        179,730
                                                    -----------   --------    -----------
Net decrease......................................   (1,694,490)    (4,250)    (1,698,740)
                                                    -----------   --------    -----------
End of the period.................................  $   958,863   $ 12,655    $   971,518
                                                    ===========   ========    ===========
2000
Beginning of the period...........................  $   713,065   $ 19,454    $   732,519
Revisions of previous estimates:
  Changes in prices and costs.....................    1,866,958     (5,791)     1,861,167
  Changes in quantities...........................       18,849      6,680         25,529
  Changes in future development costs.............           --     15,004         15,004
Development costs incurred during the period......       69,232      3,260         72,492
Additions to proved reserves resulting from
  extensions, discoveries and improved recovery,
  less related costs..............................      611,719         --        611,719
Purchases of reserves in place....................      524,675         --        524,675
Accretion of discount.............................       88,414      2,915         91,329
Sales of oil and gas, net of production costs.....     (289,359)   (28,193)      (317,552)
Net change in income taxes........................   (1,023,931)       834     (1,023,097)
Production timing and other.......................       73,731      2,742         76,473
                                                    -----------   --------    -----------
Net increase (decrease)...........................    1,940,288     (2,549)     1,937,739
                                                    -----------   --------    -----------
End of the period.................................  $ 2,653,353   $ 16,905    $ 2,670,258
                                                    ===========   ========    ===========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

                                                       U.S.       AUSTRALIA      TOTAL
                                                    -----------   ---------   -----------
                                                               (IN THOUSANDS)
1999
Beginning of the period...........................  $   451,156   $     --    $   451,156
Revisions of previous estimates:
  Changes in prices and costs.....................      229,539         --        229,539
  Changes in quantities...........................       (2,553)        --         (2,553)
  Changes in future development costs.............       (4,069)        --         (4,069)
Development costs incurred during the period......       21,658         --         21,658
Additions to proved reserves resulting from
  extensions, discoveries and improved recovery,
  less related costs..............................      100,907         --        100,907
Purchases of reserves in place....................      145,515     33,225        178,740
Accretion of discount.............................       54,982         --         54,982
Sales of oil and gas, net of production costs.....     (182,352)   (13,771)      (196,123)
Net change in income taxes........................      (72,414)        --        (72,414)
Production timing and other.......................      (29,304)        --        (29,304)
                                                    -----------   --------    -----------
Net increase......................................      261,909     19,454        281,363
                                                    -----------   --------    -----------
End of the period.................................  $   713,065   $ 19,454    $   732,519
                                                    ===========   ========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     For information concerning Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Related Transactions, please see our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2002 which has been filed with the SEC and is incorporated herein by reference, and "Part I -- Item 4A. Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and the report of our management and independent accountants thereon are included in this report:

     Management Report on Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheet as of the fiscal years ended December 31, 2001 and 2000

    Consolidated Statement of Income for each of the three years in the period ended December 31, 2001

    Consolidated Statement of Stockholders' Equity for each of the three years in the period ended December 31, 2001

     Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2001

     Notes to the Consolidated Financial Statements

     Unaudited Supplementary Oil and Gas Disclosures

     2.  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to the financial statements.

     3.  EXHIBITS

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
   3.1      --   Second Restated Certificate of Incorporation of Newfield
                 (incorporated by reference to Exhibit 3.1 to Newfield's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999 (File No. 1-12534))
   3.2      --   Certificate of Amendment to Second Restated Certificate of
                 Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to the Company's Registration
                 Statement on Form S-3 (Registration No. 333-32582))
   3.3      --   Restated Bylaws of Newfield as amended by Amendment No. 1
                 thereto adopted January 31, 2000 (incorporated by reference to Exhibit 3.3 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 1999 (File No. 1-12534))
   3.4      --   Certificate of Designation of Series A Junior Participating
                 Preferred Stock, par value $0.01 per share, setting forth
                 the terms of the Series A Junior Participating Preferred
                 Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 1998 (File No. 1-12534))
   4.1      --   Rights Agreement, dated as of February 12, 1999, between
                 Newfield and ChaseMellon Shareholder Services L.L.C., as
                 Rights Agent, specifying the terms of the Rights to Purchase
                 Series A Junior Participating Preferred Stock, par value
                 $0.01 per share, of Newfield (incorporated by reference to
                 Exhibit 1 to Newfield's Registration Statement on Form 8-A
                 filed with the Securities and Exchange Commission on
                 February 18, 1999 (File No. 1-12534))
   4.2      --   Indenture dated as of October 15, 1997 among Newfield, as
                 issuer, and First Union National Bank, as trustee
                 (incorporated by reference to Exhibit 4.3 to Newfield's
                 Registration Statement on Form S-4 (Registration No.
                 333-39563))
   4.3      --   Amended and Restated Trust Agreement of Newfield Financial
                 Trust I, dated as of August 13, 1999 (incorporated by
                 reference to Exhibit 4.1 of Newfield's Current Report on
                 Form 8-K filed with the Securities and Exchange Commission on August 13, 1999 (File No. 1-12534))
   4.4      --   Form of Preferred Security of Newfield Financial Trust I
                 (incorporated by reference to Exhibit 4.2 of Newfield's
                 Current Report on Form 8-K filed with the Securities and
                 Exchange Commission on August 13, 1999 (File No. 1-12534))
   4.5      --   Junior Subordinated Convertible Indenture, dated as of
                 August 13, 1999, between Newfield and First Union National
                 Bank, as Trustee (incorporated by reference to Exhibit 4.3 of Newfield's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on August 13, 1999 (File
                 No. 1-12534))
   4.6      --   Form of 6  1/2% Junior Subordinated Convertible Debenture,
                 Series A due 2029 (incorporated by reference to Exhibit 4.4 of Newfield's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on August 13, 1999 (File
                 No. 1-12534))
   4.7      --   Guarantee Agreement, dated as of August 13, 1999, relating to Newfield Financial Trust I (incorporated by reference to
                 Exhibit 4.5 of Newfield's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13,
                 1999 (File No. 1-12534))
   4.8      --   Senior Indenture dated as of February 28, 2001 between
                 Newfield and First Union National Bank, as Trustee
                 (incorporated by reference to Exhibit 4.1 of Newfield's
                 Current Report on Form 8-K filed with the Securities and
                 Exchange Commission on February 28, 2001 (File No. 1-12534))
 +10.1      --   Newfield Exploration Company 1989 Stock Option Plan
                 (incorporated by reference to Exhibit 10.1 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.2      --   Newfield Exploration Company 1990 Stock Option Plan
                 (incorporated by reference to Exhibit 10.2 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.3      --   Newfield Exploration Company 1991 Stock Option Plan
                 (incorporated by reference to Exhibit 10.3 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
 +10.4      --   Newfield Exploration Company 1993 Stock Option Plan
                 (incorporated by reference to Exhibit 10.4 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.5      --   Newfield Exploration Company 1995 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 4.1 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 33-92182))
 +10.6.1    --   Newfield Exploration Company 1998 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 4.1.1 to Newfield's
                 Registration Statement on Form S-8 (Registration No. 333-
                 59383))
 +10.6.2    --   Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                 (incorporated by reference to Exhibit 4.1.2 to Newfield's
                 Registration Statement on Form S-8 (Registration No. 333-
                 59383))
 +10.7.1    --   Newfield Exploration Company 2000 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 10.20 to Newfield's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999 (File No. 1-12534))
*+10.7.2    --   Newfield Exploration Company 2000 Omnibus Stock Plan (as
                 amended and restated effective February 14, 2002)
 +10.8      --   Newfield Exploration Company 2000 Non-Employee Director
                 Restricted Stock Plan (incorporated by reference to Exhibit
                 10.18 to Newfield's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
 +10.9.1    --   Newfield Employee 1993 Incentive Compensation Plan
                 (incorporated by reference to Exhibit 10.5 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
*+10.9.2    --   Amendment to Newfield Employee 1993 Incentive Compensation
                 Plan (effective as of February 14, 2002)
 +10.10     --   Newfield Exploration Company Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10.11 to Newfield's
                 Registration Statement on Form S-3 (Registration No. 333-
                 32587))
 +10.11     --   Employment Agreement between Newfield and Joe B. Foster
                 dated January 31, 2000 (incorporated by reference to Exhibit
                 10 to Newfield's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 2000 (File No. 1-12534))
 +10.12.1   --   Asset Purchase Agreement among Newfield Offshore Inc.,
                 Huffco and Huffco Turkey, Inc. dated as of May 12, 1997
                 (without exhibits and schedules) (incorporated by reference to Exhibit 10.14 to Newfield's Registration Statement on
                 Form S-3 (Registration No. 333-32587))
 +10.12.2   --   Resolution of Members Establishing the Preferences,
                 Limitations and Relative Rights of Series "A" Preferred
                 Shares of Huffco China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield's Registration
                 Statement on Form S-3 (Registration No. 333-32587))
 +10.12.3   --   Guaranty Agreement among Newfield, Newfield Offshore Inc.,
                 Huffco Group, Inc. and Huffco Turkey, Inc. dated as of May
                 15, 1997 (incorporated by reference to Exhibit 10.16 to
                 Newfield's Registration Statement on Form S-3 (Registration
                 No. 333-32587))
 +10.13.1   --   Amended and Restated Agreement and Plan of Merger, dated as of January 19, 2001, by and among Newfield, Newfield
                 Exploration Mid-Continent Inc., Lariat Petroleum, Inc.
                 ("Lariat") and the former stockholders of Lariat
                 (incorporated by reference to Exhibit 10.1 of Newfield's
                 Current Report on Form 8-K filed with the Securities and
                 Exchange Commission on February 7, 2001 (File No. 1-12534))
 +10.13.2   --   Registration Rights Agreement, dated as of January 23, 2001, by and among Newfield and certain of the former stockholders of Lariat (incorporated by reference to Exhibit 10.3 of
                 Newfield's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on February 7, 2001 (File
                 No. 1-12534))

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
 +10.14.1   --   Employment Agreement, dated April 1, 1997, by and between
                 Lariat and Raymond A. Foutch (the "Foutch Employment
                 Agreement") (incorporated by reference to Exhibit 10.4.1 of
                 Newfield's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on February 7, 2001 (File
                 No. 1-12534))
 +10.14.2   --   Letter Agreement, dated December 28, 2000, amending the
                 Foutch Employment Agreement (incorporated by reference to
                 Exhibit 10.4.2 of Newfield's Current Report on Form 8-K
                 filed with the Securities and Exchange Commission on
                 February 7, 2001 (File No. 1-12534))
*+10.14.3   --   Severance Agreement effective March 1, 2002 by and among
                 Newfield, Newfield Exploration Mid-Continent, Inc. and
                 Raymond A. Foutch
  10.15.1   --   Credit Agreement, dated as of January 23, 2001, among
                 Newfield, The Chase Manhattan Bank, as Agent, and the banks signatory thereto (the "Credit Agreement") (incorporated by reference to Exhibit 10.2.1 of Newfield's Current Report on
                 Form 8-K filed with the Securities and Exchange Commission on February 7, 2001 (File No. 1-12534))
  10.15.2   --   First Amendment Agreement, dated as of January 31, 2001,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10.2.2 to Newfield's Current Report on Form 8-K
                 filed with the Securities and Exchange Commission on
                 February 7, 2001 (File No. 1-12534))
  21.1      --   List of Significant Subsidiaries (incorporated by reference to Exhibit 21.1 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 2000 (File No. I-12534))
 *23.1      --   Consent of PricewaterhouseCoopers LLP

---------------

* Filed herewith.

+ Identifies management contracts and compensatory plans or arrangements.

     (b) Reports on Form 8-K

     On October 4, 2001, we filed a Current Report on Form 8-K to file the financial statements of Lariat Petroleum for the year ended December 31, 2000 and the pro forma combined financial statements of Lariat Petroleum and Newfield for the year ended December 31, 2000 and the six months in the period ended June 30, 2001 and to re-file Newfield's audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 for the sole purpose of adding a new Note 16.

     On October 9, 2001, we filed a current report on Form 8-K announcing the curtailment of a small portion of our fourth quarter 2001 natural gas production and the deferral of some capital projects.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2002.

                                          NEWFIELD EXPLORATION COMPANY

                                          By:      /s/ DAVID A. TRICE
                                            ------------------------------------
                                                       David A. Trice
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the 7th day of March, 2002.

                        SIGNATURE                                          TITLE
                        ---------                                          -----
                /s/ DAVID A. TRICE                   President and Chief Executive Officer and Director
 ------------------------------------------------              (Principal Executive Officer)
                  David A. Trice


               /s/ TERRY W. RATHERT                      Vice President and Chief Financial Officer
 ------------------------------------------------              (Principal Financial Officer)
                 Terry W. Rathert


              /s/ BRIAN L. RICKMERS                      Controller (Principal Accounting Officer)
 ------------------------------------------------
                Brian L. Rickmers


                /s/ JOE B. FOSTER                                         Director
 ------------------------------------------------
                  Joe B. Foster


              /s/ RAYMOND A. FOUTCH                                       Director
 ------------------------------------------------
                Raymond A. Foutch


             /s/ PHILIP J. BURGUIERES                                     Director
 ------------------------------------------------
               Philip J. Burguieres


            /s/ CHARLES W. DUNCAN, JR.                                    Director
 ------------------------------------------------
              Charles W. Duncan, Jr.


                /s/ DENNIS HENDRIX                                        Director
 ------------------------------------------------
                  Dennis Hendrix


               /s/ TERRY HUFFINGTON                                       Director
 ------------------------------------------------
                 Terry Huffington


               /s/ HOWARD H. NEWMAN                                       Director
 ------------------------------------------------
                 Howard H. Newman

                        SIGNATURE                                          TITLE
                        ---------                                          -----


               /s/ THOMAS G. RICKS                                        Director
 ------------------------------------------------
                 Thomas G. Ricks


                 /s/ C. E. SHULTZ                                         Director
 ------------------------------------------------
                   C. E. Shultz


               /s/ CLAIRE S. FARLEY                                       Director
 ------------------------------------------------
                 Claire S. Farley

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      TITLE
-------                                     -----
   3.1      --   Second Restated Certificate of Incorporation of Newfield
                 (incorporated by reference to Exhibit 3.1 to Newfield's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999 (File No. 1-12534))
   3.2      --   Certificate of Amendment to Second Restated Certificate of
                 Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to the Company's Registration
                 Statement on Form S-3 (Registration No. 333-32582))
   3.3      --   Restated Bylaws of Newfield as amended by Amendment No. 1
                 thereto adopted January 31, 2000 (incorporated by reference to Exhibit 3.3 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 1999 (File No. 1-12534))
   3.4      --   Certificate of Designation of Series A Junior Participating
                 Preferred Stock, par value $0.01 per share, setting forth
                 the terms of the Series A Junior Participating Preferred
                 Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 1998 (File No. 1-12534))
   4.1      --   Rights Agreement, dated as of February 12, 1999, between
                 Newfield and ChaseMellon Shareholder Services L.L.C., as
                 Rights Agent, specifying the terms of the Rights to Purchase
                 Series A Junior Participating Preferred Stock, par value
                 $0.01 per share, of Newfield (incorporated by reference to
                 Exhibit 1 to Newfield's Registration Statement on Form 8-A
                 filed with the Securities and Exchange Commission on
                 February 18, 1999 (File No. 1-12534))
   4.2      --   Indenture dated as of October 15, 1997 among Newfield, as
                 issuer, and First Union National Bank, as trustee
                 (incorporated by reference to Exhibit 4.3 to Newfield's
                 Registration Statement on Form S-4 (Registration No.
                 333-39563))
   4.3      --   Amended and Restated Trust Agreement of Newfield Financial
                 Trust I, dated as of August 13, 1999 (incorporated by
                 reference to Exhibit 4.1 of Newfield's Current Report on
                 Form 8-K filed with the Securities and Exchange Commission on August 13, 1999 (File No. 1-12534))
   4.4      --   Form of Preferred Security of Newfield Financial Trust I
                 (incorporated by reference to Exhibit 4.2 of Newfield's
                 Current Report on Form 8-K filed with the Securities and
                 Exchange Commission on August 13, 1999 (File No. 1-12534))
   4.5      --   Junior Subordinated Convertible Indenture, dated as of
                 August 13, 1999, between Newfield and First Union National
                 Bank, as Trustee (incorporated by reference to Exhibit 4.3 of Newfield's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on August 13, 1999 (File
                 No. 1-12534))
   4.6      --   Form of 6  1/2% Junior Subordinated Convertible Debenture,
                 Series A due 2029 (incorporated by reference to Exhibit 4.4 of Newfield's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on August 13, 1999 (File
                 No. 1-12534))
   4.7      --   Guarantee Agreement, dated as of August 13, 1999, relating to Newfield Financial Trust I (incorporated by reference to
                 Exhibit 4.5 of Newfield's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13,
                 1999 (File No. 1-12534))
   4.8      --   Senior Indenture dated as of February 28, 2001 between
                 Newfield and First Union National Bank, as Trustee
                 (incorporated by reference to Exhibit 4.1 of Newfield's
                 Current Report on Form 8-K filed with the Securities and
                 Exchange Commission on February 28, 2001 (File No. 1-12534))
 +10.1      --   Newfield Exploration Company 1989 Stock Option Plan
                 (incorporated by reference to Exhibit 10.1 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.2      --   Newfield Exploration Company 1990 Stock Option Plan
                 (incorporated by reference to Exhibit 10.2 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540)) >
 +10.3      --   Newfield Exploration Company 1991 Stock Option Plan
                 (incorporated by reference to Exhibit 10.3 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))

EXHIBIT
NUMBER                                      TITLE
-------                                     -----
 +10.4      --   Newfield Exploration Company 1993 Stock Option Plan
                 (incorporated by reference to Exhibit 10.4 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.5      --   Newfield Exploration Company 1995 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 4.1 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 33-92182))
 +10.6.1    --   Newfield Exploration Company 1998 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 4.1.1 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 333-59383))
 +10.6.2    --   Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                 (incorporated by reference to Exhibit 4.1.2 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 333-59383))
 +10.7.1    --   Newfield Exploration Company 2000 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 10.20 to Newfield's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999 (File No. 1-12534))
*+10.7.2    --   Newfield Exploration Company 2000 Omnibus Stock Plan (as
                 amended and restated effective February 14, 2002)
 +10.8      --   Newfield Exploration Company 2000 Non-Employee Director
                 Restricted Stock Plan (incorporated by reference to Exhibit
                 10.18 to Newfield's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
 +10.9.1    --   Newfield Employee 1993 Incentive Compensation Plan
                 (incorporated by reference to Exhibit 10.5 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
*+10.9.2    --   Amendment to Newfield Employee 1993 Incentive Compensation
                 Plan (effective as of February 14, 2002)
 +10.10     --   Newfield Exploration Company Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10.11 to Newfield's
                 Registration Statement on Form S-3 (Registration No.
                 333-32587))
 +10.11     --   Employment Agreement between Newfield and Joe B. Foster
                 dated January 31, 2000 (incorporated by reference to Exhibit
                 10 to Newfield's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 2000 (File No. 1-12534))
 +10.12.1   --   Asset Purchase Agreement among Newfield Offshore Inc.,
                 Huffco and Huffco Turkey, Inc. dated as of May 12, 1997
                 (without exhibits and schedules) (incorporated by reference to Exhibit 10.14 to Newfield's Registration Statement on
                 Form S-3 (Registration No. 333-32587))
 +10.12.2   --   Resolution of Members Establishing the Preferences,
                 Limitations and Relative Rights of Series "A" Preferred
                 Shares of Huffco China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield's Registration
                 Statement on Form S-3 (Registration No. 333-32587))
 +10.12.3   --   Guaranty Agreement among Newfield, Newfield Offshore Inc.,
                 Huffco Group, Inc. and Huffco Turkey, Inc. dated as of May
                 15, 1997 (incorporated by reference to Exhibit 10.16 to
                 Newfield's Registration Statement on Form S-3 (Registration
                 No. 333-32587))
 +10.13.1   --   Amended and Restated Agreement and Plan of Merger, dated as of January 19, 2001, by and among Newfield, Newfield
                 Exploration Mid-Continent Inc., Lariat Petroleum, Inc.
                 ("Lariat") and the former stockholders of Lariat
                 (incorporated by reference to Exhibit 10.1 of Newfield's
                 Current Report on Form 8-K filed with the Securities and
                 Exchange Commission on February 7, 2001 (File No. 1-12534))
 +10.13.2   --   Registration Rights Agreement, dated as of January 23, 2001, by and among Newfield and certain of the former stockholders of Lariat (incorporated by reference to Exhibit 10.3 of
                 Newfield's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on February 7, 2001 (File
                 No. 1-12534))
 +10.14.1   --   Employment Agreement, dated April 1, 1997, by and between
                 Lariat and Raymond A. Foutch (the "Foutch Employment
                 Agreement") (incorporated by reference to Exhibit 10.4.1 of
                 Newfield's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on February 7, 2001 (File
                 No. 1-12534))

EXHIBIT
NUMBER                                      TITLE
-------                                     -----
 +10.14.2   --   Letter Agreement, dated December 28, 2000, amending the
                 Foutch Employment Agreement (incorporated by reference to
                 Exhibit 10.4.2 of Newfield's Current Report on Form 8-K
                 filed with the Securities and Exchange Commission on
                 February 7, 2001 (File No. 1-12534))
*+10.14.3   --   Severance Agreement effective March 1, 2002 by and among
                 Newfield, Newfield Exploration Mid-Continent, Inc. and
                 Raymond A. Foutch
  10.15.1   --   Credit Agreement, dated as of January 23, 2001, among
                 Newfield, The Chase Manhattan Bank, as Agent, and the banks signatory thereto (the "Credit Agreement") (incorporated by reference to Exhibit 10.2.1 of Newfield's Current Report on
                 Form 8-K filed with the Securities and Exchange Commission on February 7, 2001 (File No. 1-12534))
  10.15.2   --   First Amendment Agreement, dated as of January 31, 2001,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10.2.2 to Newfield's Current Report on Form 8-K
                 filed with the Securities and Exchange Commission on
                 February 7, 2001 (File No. 1-12534))
  21.1      --   List of Significant Subsidiaries (incorporated by reference to Exhibit 21.1 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 2000 (File No. I-12534))
 *23.1      --   Consent of PricewaterhouseCoopers LLP

---------------

* Filed herewith.

+ Identifies management contracts and compensatory plans or arrangements.