Form 10-Q
period 2002-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2002-05-01
CIK 912750

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER 1-12534

                    ----------------------------------------


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

                    ----------------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH
                    FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                 YES [X] NO [ ]


    AS OF APRIL 30, 2002, THERE WERE 44,350,201 SHARES OF THE REGISTRANT'S
             COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

                                                                                                       Page
                                                                                                       ----
Item I.  Unaudited Financial Statements:
            Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001............           1

            Consolidated Statement of Income for the three months
            ended March 31, 2002 and 2001....................................................           2

            Consolidated Statement of Cash Flows for the three months ended
            March 31, 2002 and 2001..........................................................           3

            Consolidated Statement of Stockholders' Equity for the three
            months ended March 31, 2002......................................................           4

            Notes to Consolidated Financial Statements.......................................           5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................          13

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K....................................................          20

                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                   (Unaudited)

                                                                                          March 31,          December 31,
                                                                                            2002                2001
                                                                                        -------------       -------------
                                 ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $      25,128       $      26,610
     Accounts receivable-oil and gas...............................................            87,580              92,644
     Inventories...................................................................             8,125               7,332
     Commodity derivatives.........................................................            24,678              79,012
     Other current assets..........................................................            26,392              25,006
                                                                                        -------------       -------------

         Total current assets......................................................           171,903             230,604
                                                                                        -------------       -------------

Oil and gas properties (full cost method, of which $174,194 at March 31, 2002
     and $149,742 at December 31, 2001 were excluded from amortization)............         2,524,191           2,443,615
Less-accumulated depreciation, depletion and amortization..........................        (1,106,436)         (1,035,036)
                                                                                        --------------      --------------
                                                                                            1,417,755           1,408,579
                                                                                        -------------       -------------

Furniture, fixtures and equipment, net.............................................             6,896               6,807
Commodity derivatives..............................................................             1,784               7,409
Other assets.......................................................................             9,684               9,972
                                                                                        -------------       -------------

         Total assets..............................................................     $   1,608,022       $   1,663,371
                                                                                        =============       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..............................................................     $       6,156       $       9,172
     Accrued liabilities...........................................................           118,106             122,214
     Advances from joint owners....................................................                10                  10
     Commodity derivatives.........................................................            21,692               4,217
     Deferred taxes................................................................             3,763              29,418
                                                                                        -------------       -------------

         Total current liabilities.................................................           149,727             165,031
                                                                                        -------------       -------------

Other liabilities..................................................................             5,918               6,288
Commodity derivatives..............................................................             2,360               1,813
Long-term debt.....................................................................           410,642             428,631
Deferred taxes.....................................................................           207,349             207,880
                                                                                        -------------       -------------

         Total long-term liabilities...............................................           626,269             644,612
                                                                                        -------------       -------------

Company-obligated, mandatorily redeemable, convertible preferred securities of
     Newfield Financial Trust I....................................................           143,750             143,750
                                                                                        -------------       -------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock ($0.01 par value, 5,000,000 shares authorized,
         no shares issued).........................................................                --                  --
     Common stock ($0.01 par value, 100,000,000 shares authorized; 45,215,537 and 44,962,277 shares issued at March 31, 2002 and December 31,
         2001, respectively).......................................................               451                 449
Additional paid-in capital.........................................................           370,544             364,734
Treasury stock (at cost, 867,936 and 860,755 shares at March 31, 2002
     and December 31, 2001, respectively)..........................................           (26,012)            (25,794)
Unearned compensation..............................................................            (8,176)             (7,845)
Accumulated other comprehensive income (loss) -
     Foreign currency translation adjustment.......................................            (7,160)             (8,918)
     Commodity derivatives.........................................................           (20,113)             24,936
Retained earnings..................................................................           378,742             362,416
                                                                                        -------------       -------------

         Total stockholders' equity................................................           688,276             709,978
                                                                                        -------------       -------------

         Total liabilities and stockholders' equity................................     $   1,608,022       $   1,663,371
                                                                                        =============       =============

The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                -------------------
                                                                                  2002       2001
                                                                                ---------  --------
Oil and gas revenues......................................................      $ 148,039  $209,326
                                                                                ---------  --------
Operating expenses:
     Lease operating......................................................         23,053    20,824
     Production and other taxes...........................................          3,410     7,118
     Transportation.......................................................          1,331     1,262
     Depreciation, depletion and amortization.............................         71,207    61,146
     General and administrative (includes non-cash stock compensation of $578 and $595 for the three months ended March 31, 2002
       and 2001, respectively.............................................         12,345    11,285
                                                                                ---------  --------

       Total operating expenses...........................................        111,346   101,635
                                                                                ---------  --------

Income from operations....................................................         36,693   107,691

Other income (expenses):
     Interest and other income, net.......................................          1,816       613
     Interest expense.....................................................         (7,201)   (6,982)
     Capitalized interest.................................................          2,130     1,330
     Dividends on convertible preferred securities of Newfield Financial
       Trust I............................................................         (2,336)   (2,336)
     Unrealized commodity derivative expense..............................         (5,645)   (1,558)
                                                                                ---------- ---------
                                                                                  (11,236)   (8,933)

Income before income taxes................................................         25,457    98,758
Income tax provision:
     Current..............................................................          6,227    21,089
     Deferred.............................................................          2,904    14,524
                                                                                ---------  --------
                                                                                    9,131    35,613
                                                                                ---------  ---------

Income before cumulative effect of change in accounting principle.                 16,326    63,145
Cumulative effect of change in accounting principle, net of tax
     Adoption of SFAS 133.................................................             --    (4,794)
                                                                                ---------  ---------

Net income................................................................      $  16,326  $ 58,351
                                                                                =========  ========
Earnings per share
     Basic-
       Income before cumulative effect of change in accounting
         Principles.......................................................      $    0.37  $   1.43
       Cumulative effect of change in accounting principle................             --     (0.11)

       Net income.........................................................      $    0.37  $   1.32
                                                                                =========  ========

     Diluted-
       Income before cumulative effect of change in accounting
         Principles.......................................................      $    0.37  $   1.32
       Cumulative effect of change in accounting principle................             --     (0.10)

       Net income.........................................................      $    0.37  $   1.22
                                                                                =========  ========

Weighted average number of shares outstanding for basic earnings
     per share............................................................         44,212    44,125
                                                                                =========  ========

Weighted average number of shares outstanding for diluted earnings
     per share............................................................         48,745    48,882
                                                                                =========  ========

The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                                March 31,
                                                                                    ------------------------
                                                                                        2002        2001
                                                                                    -----------  -----------
Cash flows from operating activities:
     Net income..............................................................       $    16,326  $    58,351

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization................................            71,207       61,146
     Deferred taxes..........................................................             2,904       14,524
     Stock compensation......................................................               578          595
     Unrealized commodity derivative expense.................................             5,645        1,558
     Cumulative effect of change in accounting principle.....................                --        4,794
                                                                                    -----------  -----------
                                                                                         96,660      140,968
Changes in assets and liabilities:
     Decrease in accounts receivable - oil and gas...........................             5,263       53,716
     (Increase) decrease in inventories......................................               451       (2,872)
     (Increase) decrease in other current assets.............................            (1,086)        (710)
     (Increase) decrease in other assets.....................................               288       (3,902)
     Increase (decrease) in accounts payable and accrued liabilities.........            (2,531)       5,000
     Increase (decrease) in advances from joint owners.......................                --        2,181
     Increase (decrease) in other liabilities................................              (396)       7,150
                                                                                    -----------  -----------

       Net cash provided by operating activities.............................            98,649      201,531
                                                                                    -----------  -----------

Cash flows from investing activities:
     Acquisition of Lariat Petroleum, net of cash acquired...................                --     (264,089)
     Additions to oil and gas properties.....................................           (84,489)    (107,846)
     Additions to furniture, fixtures and equipment..........................              (826)      (1,112)
                                                                                    -----------  -----------

       Net cash used in investing activities.................................           (85,315)    (373,047)
                                                                                    -----------  -----------

Cash flows from financing activities:
     Proceeds from borrowings................................................           128,000      663,000
     Repayments of borrowings................................................          (146,000)    (622,000)
     Proceeds from issuance of senior notes..................................                --      174,879
     Proceeds from issuance of common stock, net.............................             3,396          530
     Purchases of treasury stock.............................................              (218)        (575)
                                                                                    -----------  -----------

       Net cash provided by (used in) financing activities...................           (14,822)     215,834
                                                                                    -----------  -----------

Effect of exchange rate changes on cash and cash equivalents.................                 6          837
                                                                                    -----------  -----------

Increase (decrease) in cash and cash equivalents.............................            (1,482)      45,155
Cash and cash equivalents, beginning of period...............................            26,610       18,451
                                                                                    -----------  -----------

Cash and cash equivalents, end of period.....................................       $    25,128  $    63,606
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

                          NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                                       Accumulated
                              Common Stock       Treasury Stock    Additional                            Other         Total
                            --------------------------------------   Paid-in    Unearned    Retained   Comprehensive Stockholders'
                              Shares   Amount    Shares    Amount    Capital  Compensation  Earnings   Income (Loss)   Equity
                            ------------------- ------------------ --------- ------------  --------   ------------- ------------
Balance, December 31, 2001   44,962,277  $ 449  (860,755) $(25,794) $ 364,734    $ (7,845)  $ 362,416      $ 16,018    $ 709,978
Issuance of common stock.....   224,760      2                          3,394                                              3,396
Issuance of restricted stock,
   less amortization
   of $60....................    28,500                                   909        (849)                                    60
Treasury stock, at cost......                     (7,181)     (218)                                                         (218)
Amortization of stock
   compensation..............                                                         518                                    518
Tax benefit from exercise of
   stock options.............                                           1,507                                              1,507
Comprehensive Income:
Net income...................                                                                  16,326                     16,326
Foreign currency translation
   adjustment, net of tax
   of $947...................                                                                                 1,758        1,758
Reclassification adjustments
   for settled contracts, net
   of tax of $12,063.........                                                                               (19,908)     (19,908)
Changes in fair value of
   outstanding hedging
   positions, net of tax
   of $15,234................                                                                               (25,141)     (25,141)
                                                                                                                       ---------
Total comprehensive
   income....................                                                                                            (26,965)
                             ----------  -----  --------  --------  ---------    --------    --------     ---------    ---------
Balance, March 31, 2002      45,215,537  $ 451  (867,936) $(26,012) $ 370,544    $ (8,176)   $378,742     $ (27,273)   $ 688,276
                             ==========  =====  ========  ========  =========    ========    ========     =========    =========



The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization and Summary of Significant Accounting Policies:

Organization and Principles of Consolidation

         These financial statements include the accounts of Newfield Exploration Company, a Delaware corporation, and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position as of, and results of operations for, the periods presented. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

         These consolidated financial statements and the notes thereto should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

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

                          NEWFIELD EXPLORATION COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)

New Accounting Standards

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g., oil & gas production facilities, etc.) that an entity is legally obligated to incur. This statement will require that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the asset. Implementation of this standard is required no later than January 1, 2003, with earlier application encouraged. The Company is currently assessing the impact of this standard.

Earnings per Share

         Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and convertible securities were exercised for or converted into common stock.

         The following is a calculation of basic and diluted weighted average shares outstanding for the three month period ended March 31, 2002 and 2001.

                                                                 Three Month
                                                                Period Ended
                                                                  March 31,
                                                          ------------------------
                                                              2002        2001
                                                          -----------  -----------
                                                              (in thousands,
                                                          except per share amounts)
Income (numerator):
   Income before cumulative effect change
       in accounting principle.......................     $    16,326  $    63,145
   Cumulative effect change in accounting
        principle, net of tax........................             ---       (4,794)
                                                          -----------  -----------
   Income - basic....................................          16,326       58,351
   After tax dividends on convertible trust
        preferred securities.........................           1,518        1,518
                                                            ---------  -----------

   Income - diluted..................................     $    17,844  $    59,869
                                                          ===========  ===========
Shares (denominator):
   Shares - basic....................................          44,212       44,125
   Dilution effect of stock options outstanding
       at end of period..............................             610          834
   Dilution effect of convertible trust
       preferred securities..........................           3,923        3,923
                                                          -----------  -----------
   Shares - diluted..................................          48,745       48,882
                                                          ===========  ===========
Earnings per share:
   Basic before change in accounting principle.......     $      0.37  $      1.43
   Basic.............................................     $      0.37  $      1.32
   Diluted before change in accounting principle.....     $      0.37  $      1.32
   Diluted...........................................     $      0.37  $      1.22

         The calculation of shares outstanding for diluted EPS above does not include the effect of outstanding stock options to purchase 800,500 and 594,100 shares for the three months ended March 31, 2002 and 2001, respectively, because to do so would have been antidilutive.

                          NEWFIELD EXPLORATION COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)

2. Property Acquisitions

         On January 23, 2001, the Company acquired all of the outstanding capital stock of Lariat Petroleum, Inc. ("Lariat") by merging Lariat with and into Newfield Exploration Mid-Continent Inc., a wholly owned subsidiary of the Company. The total consideration for the acquisition was approximately $333 million, inclusive of the assumption of debt and certain other obligations of Lariat. The consideration included the issuance of approximately 1.9 million shares of the Company's common stock valued at $68 million. For financial accounting purposes, the Company allocated $438 million to oil and gas properties, which included a $105 million step-up associated with deferred income taxes.

         This acquisition has been accounted for as a purchase and, accordingly, income and expenses for Lariat have been included in the Company's statement of income from the date of purchase.

         The unaudited pro forma results of operations assuming that such acquisition had occurred on January 1, 2001 are as follows (in thousands, except per share amounts):

                                                                                        Quarter
                                                                                         Ended
                                                                                        March 31,
                                                                                        ---------
                                                                                           2001
                                                                                        ---------
                                                                                        (unaudited)
Proforma:
  Revenue............................................................................   $214,968
  Income from operations.............................................................    108,832
  Income before cumulative effect of change in accounting
     principle.......................................................................     62,927
  Cumulative effect of change in accounting principles...............................     (4,794)
  Net income.........................................................................     58,133

  Basic earnings per common share before cumulative effect
     of change in accounting principle...............................................   $   1.43
  Basic earnings per common share....................................................   $   1.32

  Diluted earnings per common share before cumulative effect
     of change in accounting principle...............................................   $   1.32
  Diluted earnings per common share..................................................   $   1.22

         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at January 1, 2001 or future results of operations.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

3. Contingencies

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

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)


4. Geographic Information


                                                             United States    Australia    International       Total
                                                             -------------   -----------   -------------   -----------
Three Months Ended March 31, 2002
----------------------------------------------------------
Oil and gas revenues......................................    $   141,473    $     6,566    $     ---      $   148,039
Operating expenses:
     Lease operating......................................         20,156          2,897          ---           23,053
     Transportation.......................................          1,331            ---          ---            1,331
     Production and other taxes...........................          3,410            ---          ---            3,410
     Depreciation, depletion and amortization.............         69,633          1,574          ---           71,207
     Allocated income taxes...............................         16,427            629          ---
                                                              -----------    -----------    -----------

         Net income from oil and gas operations...........    $    30,516    $     1,466    $     ---
                                                              ===========    ===========    ===========

     General and administrative...........................                                                      11,767
     Stock compensations..................................                                                         578
                                                                                                           -----------
         Total operating expenses.........................                                                     111,346
                                                                                                           -----------
Income from operations....................................                                                      36,693

     Interest expense and dividends, net of interest and
         other income.....................................                                                      (5,591)
     Unrealized commodity derivative expense..............                                                      (5,645)
                                                                                                           -----------
Income before income taxes................................                                                 $    25,457
                                                                                                           ===========

Total long-lived assets...................................    $ 1,367,832    $    17,709    $    32,214    $ 1,417,755
                                                              ===========    ===========    ===========    ===========

Additions to long-lived assets............................    $    69,589    $     6,961    $     4,026    $    80,576
                                                              ===========    ===========    ===========    ===========

Three Months Ended March 31, 2001
----------------------------------------------------------
Oil and gas revenues......................................    $   203,031    $     6,295    $     ---      $   209,326
Operating expenses:
     Lease operating......................................         18,285          2,539          ---           20,824
     Transportation.......................................          1,262            ---          ---            1,262
     Production and other taxes...........................          4,445          2,673          ---            7,118
     Depreciation, depletion and amortization.............         59,992          1,154          ---           61,146
     Allocated income taxes...............................         41,666            (21)         ---
                                                              -----------    -----------    -----------

         Net income (loss) from oil and gas operations....    $    77,381    $       (50)   $     ---
                                                              ===========    ===========    ===========

     General and administrative...........................                                                      10,690
     Stock compensation...................................                                                         595
                                                                                                           -----------
         Total operating expenses.........................                                                     101,635
                                                                                                           -----------
Income from operations....................................                                                     107,691

     Interest expense and dividends, net of interest and
         other income.....................................                                                      (7,375)
     Unrealized commodity derivative expense..............                                                      (1,558)
                                                                                                           -----------
Income before income taxes................................                                                 $    98,758
                                                                                                           ===========

Total long-lived assets...................................    $ 1,283,766    $     9,497    $    16,702    $ 1,309,965
                                                              ===========    ===========    ===========    ===========

Additions to long-lived asset.............................    $   537,330    $       (16)   $       458    $   537,772
                                                              ===========    ===========    ===========    ===========

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)


5. Commodity Derivative Instruments and Hedging Activities

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

         As of January 1, 2001, all derivatives are recognized on the balance sheet at their fair value. Substantially all of the Company's hedging transactions are settled based upon reported prices on the NYMEX. The estimated fair value of these transactions is based upon various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the variability in cash flows associated with the forecasted sale of its oil and gas production. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income
(loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until the sale of the Company's oil and gas production is recorded in earnings). Such gains or losses are reported in oil and gas revenues on the consolidated statement of income.

         The Company expects that within the next twelve months it will reclassify to earnings $17.7 million in after tax losses out of the net $20.1 million in after tax losses recorded in accumulated other comprehensive income
(loss) at March 31, 2002.

         Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is recorded in current-period earnings. On January 1, 2002, the Company began assessing hedge effectiveness based on the total changes in cash flows on its collars and floor contracts as described by the Derivative Implementation Group (DIG) Issue G20, "Cash Flow
Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge." Accordingly, prospectively the Company has elected to record in accumulated other comprehensive income (loss) all of the subsequent changes in the fair value, including the changes in the option's time value. Gains or losses on these collar and floor contracts used to hedge commodity price risk associated with the forecasted sale of oil and gas production will be reclassified out of other comprehensive income (loss) into earnings when the forecasted sale of production occurs. For the period ended March 31, 2002, the Company recorded an unrealized loss of $5.6 million under the income statement caption "Unrealized commodity derivative expense."

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to the specific forecasted sale of oil or gas at its physical location. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, then the Company will discontinue hedge accounting prospectively. The gain or loss on the derivative will remain in accumulated other comprehensive income (loss) and will be reclassified into earnings when the forecasted sale of production affects earnings. The Company records ineffectiveness as a "commodity derivative expense" line item while the proceeds, net of premiums paid, on the settlement of derivative financial instruments are recognized in "oil and gas revenues." If hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing all subsequent changes in the fair value in current-period earnings. Hedge accounting was not discontinued during the period for any hedging instruments.

Natural Gas.

As of March 31, 2002, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedges of the forecasted sale of its U.S. Gulf Coast natural gas production for 2002 through 2003.

                                                                    NYMEX Contract Price Per MMBtu
                                          ----------------------------------------------------------------------------
                                                                         Collars
                                                    ------------------------------------------------
                                                             Floors                 Ceilings           Floor Contracts
                                                    -----------------------  -----------------------  ----------------
                                           Swaps
                               Volume in (Weighted                 Weighted                 Weighted          Weighted  Fair Value
Period and Type of Contract     MMMBtus   Average      Range        Average      Range       Average   Range   Average (in millions)
---------------------------     -------   --------  -------------  --------  -------------  --------  -------  ------- ------------
April 2002 - June 2002
   Price Swap Contracts........  13,350   $   3.24       --              --        --             --       --       --  $   (1.4)
   Collar Contracts............  13,800         --  $2.20 - $4.00  $   2.99  $2.94 - $6.00  $   3.93       --       --       0.2
   Floor Contracts.............   1,000         --       --              --        --             --  $  2.85  $  2.85        --
July 2002 - September 2002
   Price Swap Contracts........   4,250       3.47       --              --        --             --       --       --       0.4
   Collar Contracts............  20,850         --   2.50 - 4.00       3.10   3.19 - 6.00       4.07       --       --       1.7
October 2002 - December 2002
   Price Swap Contracts........   1,700       3.78       --              --        --             --       --       --       0.3
   Collar Contracts............   3,800         --      4.00           3.84   4.80 - 6.10       5.07       --       --       2.1
January 2003 - March 2003
   Price Swap Contracts........   2,400       3.51       --             --         --             --       --       --      (0.8)
   Collar Contracts............     450         --      3.50           3.50       4.20          4.20       --       --        --
April 2003 - June 2003
   Price Swap Contracts........   2,405       3.51       --             --         --             --       --       --        --
   Collar Contracts............   1,050         --      3.50           3.50   3.90 - 4.20       4.03       --       --       0.2
July 2003 - September 2003
   Price Swap Contracts........   2,410       3.51       --             --         --             --       --       --      (0.1)
   Collar Contracts............   1,350         --      3.50                  3.90 - 4.20       4.00       --       --       0.1
October 2003 - December 2003
   Price Swap Contracts........   2,410       3.51       --             --         --             --       --       --      (0.6)
   Collar Contracts............   1,350         --      3.50           3.50   3.90 - 4.20       4.00       --       --        --

         In connection with the acquisition of Lariat in January 2001, the Company assumed certain commodity derivative instruments and designated them as cash flow hedges of the forecasted natural gas sales of the Company's production in Oklahoma. The table below presents the outstanding derivative instruments as of March 31, 2002.


                                                                Weighted Average
                                           Volume in             Contract Price         Fair Value
Period and Type of Contract                 MMMBTUs                PER MMBtu           (in millions)
-----------------------------           ----------------        ----------------       -------------
April 2002 -- December 2002
  Price Swap Contracts...............        2,750                    $2.61                $(1.9)
January 2003 -- March 2003
  Price Swap Contracts...............          900                     2.61                 (1.0)

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

Oil and Condensate.

As of March 31, 2002, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedges of the forecasted sale of its U.S. Gulf Coast oil production for 2002 through 2003.

                                                              NYMEX Contract Price Per Bbl
                                        ---------------------------------------------------------------------------------
                                                                              Collars
                                                   ---------------------------------------------------
                                                             Floors                     Ceilings       Floor Contracts
                                                   ------------------------- ------------------------ -----------------
                                           Swaps
                              Volume in (Weighted                   Weighted                 Weighted         Weighted   Fair Value
Period and Type of Contract      Bbls     Average)      Range        Average      Range       Average  Range   Average (in millions)
---------------------------   --------- ---------- ---------------  -------- --------------- -------- ------- --------  -----------
April 2002 - June 2002
   Price Swap Contracts.......  273,000  $   24.01        --              --        --             --      --        --   $   (0.10)
   Collar Contracts...........  728,000         -- $21.00 - $25.00  $  22.95 $25.75 - $30.75 $  28.09      --        --        3.90
   Floor Contracts............  136,500         --        --              --        --             -- $ 21.15  $  21.15        1.00
July 2002 - September 2002
   Price Swap Contracts.......  276,000      24.01        --              --        --             --      --        --       (0.60)
   Collar Contracts...........  713,000         --  21.00 - 25.00      22.98  26.75 - 30.75     28.74      --        --       (0.50)
   Floor Contracts............  138,000         --         --             --        --             --   21.15     21.15        0.10
October 2002 - December 2002
   Price Swap Contracts.......  276,000      24.01         --             --        --             --      --        --       (0.40)
   Collar Contracts...........  552,000         --  21.00 - 25.00      22.83  27.50 - 30.75     29.03      --        --       (0.20)
   Floor Contracts............  138,000         --         --             --        --             --   21.15     21.15        0.10
January 2003 - March 2003
   Price Swap Contracts.......  180,000      24.92         --             --        --             --      --        --          --
   Collar Contracts...........   90,000         --       20.00         20.00      27.50         27.50      --        --       (0.20)
   Floor Contracts............  135,000         --         --             --        --             --   21.15     21.10        0.20
April 2003 - June 2003
   Collar Contracts...........   91,000         --       20.00         20.00      27.50         27.50      --        --       (0.10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

         Our future success depends on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop, acquire and produce oil and gas reserves. We believe that our working capital and cash flow from operations will be sufficient to fund planned capital expenditures for the remainder of 2002.

Results of Operations

                                                                Three Months Ended
                                                                       March 31,
                                                                --------------------
                                                                   2002       2001
                                                                ---------- ---------
Production:
   United States
       Natural gas (Bcf)....................................         33.9       30.8
       Oil and condensate (MBbls)...........................      1,349.5    1,241.2
       Total (Bcfe).........................................         42.0       38.2
   Australia (1)
       Oil and condensate (MBbls)...........................        298.3      239.6
       Total (Bcfe).........................................          1.8        1.4
Total
       Natural gas (Bcf)....................................         33.9       30.8
       Oil and condensate (MBbls)...........................      1,647.3    1,480.6
       Total (Bcfe).........................................         43.8       39.6

Average Realized Prices: (2)
   United States
       Natural gas (per Mcf)................................     $   3.26   $   5.56
       Oil and condensate (per Bbl).........................        22.03      24.69
Australia (2)
       Oil and condensate (per Bbl).........................     $  22.01   $  26.28
Total
       Natural gas (per Mcf)................................     $   3.26   $   5.56
       Oil and condensate (per Bbl).........................        22.03      24.95

-----------------

(1) Represents volumes sold regardless of when produced.
(2) For purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduced the realized price of natural gas by $0.03 and $0.03 for the three months ended March 31, 2002 and 2001, respectively. The realized price of oil and condensate is reduced by $0.23 and $0.24 for the three months ended March 31, 2002 and 2001, respectively. Average realized prices include the effect of hedges.

         Production. Our total oil and gas production (stated on a natural gas equivalent basis) increased 10% in the first quarter of 2002 versus the same quarter of the prior year. Gas production was impacted by our decision to voluntarily curtail approximately one Bcfe in the first quarter of 2002 in response to low commodity prices. Without the curtailment, our production would have increased about 13%. The increase was the result of development prospects in the Gulf of Mexico, drilling success and the timing of crude oil liftings in Australia.

         Effect of Hedging on Realized Prices. The following table presents information about the effect of our hedging program on realized prices.

                                                                      Ratio of
                                                              Average Realized Prices         Ratio of
                                                              ------------------------        Hedged to
                                                                  With       Without          Non-Hedged
                                                                 Hedge       Hedge             Price (1)
                                                              -----------  -----------       -------------
Natural Gas
     Three months ended March 31, 2001....................         $5.56        $7.04                79%
     Three months ended March 31, 2002....................         $3.26        $2.30               142%

Crude Oil and Condensate
     Three months ended March 31, 2001....................        $24.95       $27.23                92%
     Three months ended March 31, 2002....................        $22.03       $20.64               107%

------------------
 (1) The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

         Net Income and Revenues. For the three months ended March 31, 2002, we had net income of $16.3 million, or $0.37 per diluted share. This compares to first quarter 2001 net income of $58.4 million, or $1.22 per diluted share (which includes a charge for the cumulative effect of a change in accounting principle of $4.8 million, or $0.10 per diluted share). Revenues for the first quarter of 2002 were $148.0 million, 29% below the first quarter of 2001 revenues of $209.3 million. The decrease in revenues in 2002 was primarily due to decreased natural gas prices.

         Operating Expenses. The following table presents information about our operating expenses for the three months ended March 31, 2002 and 2001.

                                                       Unit of  Production (Per Mcfe)            Amount (in thousands)
                                                     --------------------------------     -----------------------------------
                                                     Three Months Ended                     Three Months Ended
                                                          March 31,        Percentage            March 31,         Percentage
                                                     ------------------     Increase      ----------------------    Increase
                                                       2002      2001      (Decrease)       2002         2001       (Decrease)
                                                     --------  --------    ----------     --------     ---------   ----------
United States
     Lease operating.............................    $  0.48   $  0.48          --        $ 20,156      $18,285        10%
     Production and other taxes..................       0.08      0.12         (33)%         3,410        4,445       (23)%
     Transportation..............................       0.03      0.03          --           1,331        1,262         5%
     Depreciation, depletion and amortization....       1.66      1.57          6%          69,633       59,992        16%
     General and administrative (exclusive of
         stock compensation).....................       0.27      0.27          --          11,236       10,441         8%
         Total operating.........................       2.52      2.47          2%         105,766       94,425        12%
Australia
     Lease operating.............................    $  1.62   $  1.77         (8)%         $2,897       $2,539        14%
     Production and other taxes..................         --      1.86          N/C             --        2,673        N/C
     Transportation..............................         --        --          --              --           --        --
     Depreciation, depletion and amortization....       0.88      0.80          10%          1,574        1,154        36%
     General and administrative (exclusive of stock
         compensation)...........................       0.30      0.17          77%            531          249       113%
         Total operating.........................       2.80      4.60         (39)%         5,002        6,615       (24)%
Total
     Lease operating.............................    $  0.53   $  0.53          --         $23,053      $20,824        11%
     Production and other taxes..................       0.08      0.18         (56)%         3,410        7,118       (52)%
     Transportation..............................       0.03      0.03          --           1,331        1,262         5%
     Depreciation, depletion and amortization....       1.63      1.54          6%          71,207       61,146        16%
     General and administrative (exclusive of
         stock compensation).....................       0.27      0.27          --          11,767       10,690        10%
          Total operating........................       2.54      2.55          --         110,768      101,040        10%

     o The decrease in domestic production and other taxes resulted from lower natural gas prices in the first quarter of 2002.

     o The increase in domestic DD&A is primarily related to increased costs of reserve additions arising from both the quantity of proved reserves added and increases in the costs of drilling goods and services and platform and facilities construction. The increase is partially offset by our fourth quarter 2001 non-cash ceiling test writedown.

     o Non-routine maintenance operations on our FPSOs during the first quarter of 2001 resulted in higher Australian lease operating expense for that period.

     o Australian capital expenditures offset production taxes otherwise payable. As a result of anticipated future capital expenditures, no Australian production taxes were recorded in the first quarter of 2002.

     o The increase in the Australian DD&A rate is primarily a result of unsuccessful exploratory drilling efforts in 2001.

     o The significant increase in per unit Australian general and administrative expense relates to the recognition of compensation based on 2001 performance.

         Interest and Other Income, Net. During the first quarter of 2002, we reversed accruals of certain contingencies related to our acquisition of Gulf Australia in 1999. The net effect of these items was that we recorded a $2.2 million gain. The gain was partially offset by losses from foreign currency transactions in Australia.

         Interest Expense. We incur interest expense on our $125 million principal amount 7.45% Senior Notes due 2007, our $175 million principal amount 7 5/8% Senior Notes due 2011 and on borrowings under our reserve-based revolving credit facility and money market credit lines. Outstanding borrowings under our credit arrangements may vary significantly from period to period. Distributions are paid on our 6.5% convertible trust preferred securities issued in August 1999. We capitalize a portion of our interest expense each quarter based upon our unproved property balance. This amount may vary significantly from period to period based upon the timing and size of acquisitions and the evaluation of unproved properties.

                                                                       Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                          2002       2001
                                                                       ---------  ---------
                                                                          (in millions)
Gross interest expense..........................................       $     7.2  $    7.0
Capitalized interest............................................            (2.1)     (1.3)
                                                                       ---------  --------
Net interest expense............................................             5.1       5.7
Distributions on preferred securities...........................             2.3       2.3
                                                                       ---------  --------
Total interest expense and dividends............................       $     7.4  $    8.0
                                                                       =========  ========

         Unrealized Commodity Derivative Expense. As a result of our adoption of SFAS No. 133 effective January 1, 2001, we are now required to record all derivative instruments on the balance sheet at fair value. The $5.6 and $1.6 million of unrealized expense for the three months ended March 31, 2002 and 2001, respectively, primarily represents the ineffective portion of our hedges.

         Taxes. The effective tax rate for the first quarter of 2001 and the first quarter of 2002 was the same. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

Liquidity and Capital Resources

         Working Capital. Our working capital balance is not a good indicator of our liquidity because it fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. We had working capital of $22.2 million as of March 31, 2002. This compares to $65.6 million as of December 31, 2001. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital, public debt and bank borrowings.

         Pursuant to our equity shelf program, in March 2002, we sold 20,800 shares of our common stock for net proceeds (before expenses other than commissions to our sales agent) of approximately $750,000. The net proceeds were used for general corporate purposes. We may sell additional shares under this program from time to time in the future.

         Debt. At March 31, 2002, we had $97 million outstanding under our credit facility and an additional $14 million outstanding under our money market lines of credit with various banks. At March 31, 2002, our long-term debt was $410.6 million, which includes $125 million of our 7.45% Senior Notes due 2007 and $175 million of our 7 5/8% Senior Notes due 2011.

         The amount available under our credit facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The borrowing base is reduced by the aggregate outstanding principal amount of our senior notes ($300 million). The borrowing base is currently $510 million and is redetermined at least semi-annually. No assurances can be given that the banks will not elect to reduce the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on January 23, 2004. As of April 26, 2002 we had $114 million available under our credit facility and had outstanding borrowings of $96 million. Effective May 1, 2002, the borrowing base will increase to $525 million.

         We also have money market lines of credit with various banks in an amount limited by the credit facility to $40 million. As of April 26, 2002, we had outstanding borrowings of $5 million under these lines of credit.

         Our credit arrangements are not subject to any debt rating or similar triggers or conditions. However, applicable commitment fees and interest rates under our credit facility vary based on our credit rating.

         Cash Flow from Operations. Our net cash flow from operations for the three months ended March 31, 2002 decreased 51% from the comparable period of 2001 to $98.6 million. This compares to cash flow from operations in 2001 of $201.5 million. Net cash flow from operations before changes in operating assets and liabilities for the first quarter of 2002 was $96.7 million compared to $140.9 million for the same period of 2001. The decrease is primarily attributable to lower commodity prices.

         Capital Expenditures. In the first three months of 2002, our capital spending totaled $81 million. We invested $4 million for acquisitions, $37 million in development, $30 million in domestic exploration and $10 million internationally.

         We have budgeted $360 million for capital spending in 2002. Approximately $200 million has been budgeted for development, $135 million for domestic exploration and $25 million for international projects. The 2002 exploratory budget is the largest in our history. Acquisitions are opportunistic and are not budgeted under our capital program. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. We anticipate that our capital expenditure budget for 2002 will be funded principally from cash flow from operations and working capital. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

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

         Please see the discussion and tables in Note 5, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of our hedging contracts as of March 31, 2002 and the fair value of those contracts as of that date.

         Since March 31, 2002, we have not entered into any additional natural gas or oil and gas condensate price hedging contracts. We continue to evaluate additional hedging transactions for the remainder of 2002 and future years.

         Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. We believe there is no material basis risk with respect to our natural gas price hedging contracts because substantially all our Gulf Coast natural gas production is sold under spot contracts that have historically correlated to the settlement price, and because all of the hedging contracts assumed from Lariat are settled against the same pipelines into which our production in Oklahoma is sold. In addition, because substantially all of our U.S. Gulf Coast oil production is sold under spot contracts that have historically correlated to the NYMEX West Texas Intermediate price, we believe that we have no material basis risk with respect our oil price hedging contracts.

New Accounting Standards

         The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g., oil & gas production facilities, etc.). It will require that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the asset.

Implementation of this standard is required no later than January 1, 2003, with earlier application encouraged. We are currently assessing the impact of this standard.

Estimated Operating and Financial Data; Operating Activities

         We continue to maintain our home page located at www.newfld.com. In conjunction with our web page, we also maintain our electronic publication entitled @NFX. @NFX will be periodically published to provide updates on our current operating activities. @NFX also includes our latest publicly announced estimates of expected production volumes, costs and expenses for the then current quarter. All recent additions of @NFX are available on our web page. To receive @NFX directly by email, please forward your email address to pmcknight@newfld.com or visit our web page and sign up.

Forward-Looking Information

         This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability of capital resources to fund capital expenditures and our financial position. Although we believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources.

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

NYMEX.            The New York Mercantile Exchange

                                     Part II



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

                  On February 8, 2002, we filed a Current Report on Form 8-K announcing earnings guidance for our 2001 financial operating results, as well as spending and growth plans for 2002.

                  On March 14, 2002, we filed a Current Report on Form 8-K announcing recent Gulf of Mexico discoveries, including significant discoveries in the deep shelf play.

                  On March 26, 2002, we filed a Current Report on Form 8-K announcing that we had entered a Sales Agency Agreement with UBS Warburg LLC as successor to PaineWebber Incorporated.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NEWFIELD EXPLORATION COMPANY

Date: April 30, 2002        By: /s/ TERRY W. RATHERT
                            ------------------------
                            Terry W. Rathert
                            Vice President and Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

                           None