Form 10-Q
period 2002-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2002-08-14
CIK 912750

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER 1-12534

                       -----------------------------------

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

                       -----------------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH
                   FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                 YES [X] NO [ ]


     AS OF AUGUST 14, 2002, THERE WERE 44,411,597 SHARES OF THE REGISTRANT'S
              COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

                                                                                                     Page
Item I.  Unaudited Financial Statements:
              Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001...........           1

              Consolidated Statement of Income for the three and six months
              ended June 30, 2002 and 2001...................................................           2

              Consolidated Statement of Cash Flows for the six months ended
              June 30, 2002 and 2001.........................................................           3

              Consolidated Statement of Stockholders' Equity for the six
              months ended June 30, 2002.....................................................           4

              Notes to Consolidated Financial Statements.....................................           5

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................................          14

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders.................................          23

Item 6.  Exhibits and Reports on Form 8-K....................................................          24

                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                   (Unaudited)

                                                                                  June 30,                 December 31,
                                                                                    2002                      2001
                                                                                -------------             -------------
                                 ASSETS
Current assets:
     Cash and cash equivalents.............................................     $       7,657             $      26,610
     Accounts receivable-oil and gas.......................................           120,918                    92,644
     Inventories...........................................................             9,446                     7,332
     Commodity derivatives.................................................             9,318                    79,012
     Other current assets..................................................            22,827                    25,006
                                                                                -------------             -------------

         Total current assets..............................................           170,166                   230,604
                                                                                -------------             -------------

Oil and gas properties (full cost method, of which $165,655 at June 30,
     2002 and $149,742 at December 31, 2001 were excluded from
     amortization).........................................................         2,602,837                 2,443,615
Less-accumulated depreciation, depletion and amortization..................        (1,183,091)               (1,035,036)
                                                                                -------------             -------------
                                                                                    1,419,746                 1,408,579
                                                                                -------------             -------------
Furniture, fixtures and equipment, net.....................................             6,868                     6,807
Commodity derivatives......................................................               743                     7,409
Other assets...............................................................             9,396                     9,972
                                                                                -------------             -------------
         Total assets......................................................     $   1,606,919             $   1,663,371
                                                                                =============             =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................     $       9,235             $       9,172
     Accrued liabilities...................................................           133,869                   122,214
     Advances from joint owners............................................             2,297                        10
     Commodity derivatives.................................................             8,133                     4,217
     Deferred taxes........................................................             3,137                    29,418
                                                                                -------------             -------------
         Total current liabilities.........................................           156,671                   165,031
                                                                                -------------             -------------

Other liabilities..........................................................             8,959                     6,288
Commodity derivatives......................................................             3,119                     1,813
Long-term debt.............................................................           375,653                   428,631
Deferred taxes.............................................................           205,472                   207,880
                                                                                -------------             -------------

         Total long-term liabilities.......................................           593,203                   644,612
                                                                                -------------             -------------

Company-obligated, mandatorily redeemable, convertible preferred
     securities of Newfield Financial Trust I..............................           143,750                   143,750
                                                                                -------------             -------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock ($0.01 par value, 5,000,000 shares authorized,
          no shares issued)................................................                --                        --
     Common stock ($0.01 par value, 100,000,000 shares authorized;
          45,278,462 and 44,962,277 shares issued at June 30, 2002 and
          December 31, 2001, respectively).................................               453                       449
Additional paid-in capital.................................................           372,242                   364,734
Treasury stock (at cost, 870,552 and 860,755 shares at June 30, 2002
     and December 31, 2001, respectively)..................................           (26,130)                  (25,794)
Unearned compensation......................................................            (7,659)                   (7,845)
Accumulated other comprehensive income (loss)
     Foreign currency translation adjustment...............................            (4,056)                   (8,918)
     Commodity derivatives.................................................           (16,567)                   24,936
Retained earnings..........................................................           395,012                   362,416
                                                                                -------------             -------------
         Total stockholders' equity........................................           713,295                   709,978
                                                                                -------------             -------------
         Total liabilities and stockholders' equity........................     $   1,606,919             $   1,663,371
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

                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                       --------------------       --------------------
                                                                          2002      2001            2002       2001
                                                                       ---------  ---------       ---------  ---------
Oil and gas revenues..............................................     $ 161,611  $ 200,747       $ 309,650  $ 410,073
                                                                       ---------  ---------       ---------  ---------

Operating expenses:
     Lease operating..............................................        25,706     22,750          48,759     43,574
     Production and other taxes...................................         3,861      5,463           7,271     12,581
     Transportation...............................................         1,316      1,563           2,647      2,825
     Depreciation, depletion and amortization.....................        78,027     71,577         149,234    132,723
     General and administrative (includes non-cash stock
       compensation of $757 and $703 for the three months ended
       June 30, 2002 and 2001, respectively, and $1,335 and
       $1,298 for the six months ended June 30, 2002 and 2001,
       respectively)..............................................        12,963     11,939          25,308     23,224
                                                                       ---------  ---------       ---------  ---------
       Total operating expenses...................................       121,873    113,292         233,219    214,927
                                                                       ---------  ---------       ---------  ---------

Income from operations............................................        39,738     87,455          76,431    195,146

Other income (expenses):
     Interest expense.............................................        (7,134)    (6,641)        (14,348)   (13,623)
     Capitalized interest.........................................         2,130      2,824           4,273      4,154
     Dividends on convertible preferred securities of Newfield
       Financial Trust I..........................................        (2,336)    (2,336)         (4,672)    (4,672)
     Unrealized commodity derivative income (expense).............        (5,880)     5,719         (11,525)     4,161
     Other........................................................        (1,247)       529             569      1,142
                                                                       ---------  ---------       ---------  ---------
                                                                         (14,467)        95         (25,703)    (8,838)
                                                                       ---------  ---------       ---------  ---------

Income before income taxes........................................        25,271     87,550          50,728    186,308
Income tax provision (benefit):
     Current......................................................        10,195      9,399          16,422     30,488
     Deferred.....................................................        (1,194)    21,414           1,710     35,938
                                                                       ---------  ---------       ---------  ---------
                                                                           9,001     30,813          18,132     66,426
                                                                       ---------  ---------       ---------  ---------
Income before cumulative effect of change in accounting
  principle.......................................................        16,270     56,737          32,596    119,882
Cumulative effect of change in accounting principle, net of tax
  Adoption of SFAS 133............................................            --         --              --     (4,794)
                                                                       ---------  ---------       ---------  ---------
Net income........................................................     $  16,270  $  56,737       $  32,596  $ 115,088
                                                                       =========  =========       =========  =========

Earnings per share
     Basic-
       Income before cumulative effect of change in accounting
         principle................................................     $    0.37  $    1.27       $    0.74  $    2.70
       Cumulative effect of change in accounting principle........            --         --              --      (0.11)
                                                                       ---------  ---------       ---------  ---------
       Net income.................................................     $    0.37  $    1.27       $    0.74  $    2.59
                                                                       =========  =========       =========  =========

     Diluted-
       Income before cumulative effect of change in accounting
         principle................................................     $    0.36  $    1.18       $    0.73  $    2.50
       Cumulative effect of change in accounting principle........            --         --              --      (0.09)
                                                                       ---------  ---------       ---------  ---------
       Net income.................................................     $    0.36  $    1.18       $    0.73  $    2.41
                                                                       =========  =========       =========  =========

Weighted average number of shares outstanding for basic earnings
     per share....................................................        44,376     44,651          44,295     44,387
                                                                       =========  =========       =========  =========

Weighted average number of shares outstanding for diluted earnings
     per share....................................................        48,928     49,314          48,838     49,098
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

                          NEWFIELD EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                    ------------------------
                                                                                        2002         2001
                                                                                    -----------    ---------
Cash flows from operating activities:
     Net income..............................................................       $    32,596    $ 115,088

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization................................           149,234      132,723
     Deferred taxes..........................................................             1,710       35,938
     Stock compensation......................................................             1,335        1,298
     Unrealized commodity derivative.........................................            11,525       (4,161)
     Cumulative effect of change in accounting principle.....................                --        4,794
                                                                                    -----------  -----------
                                                                                        196,400      285,680
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable - oil and gas................           (27,919)      62,412
     Decrease (increase) in inventories......................................             1,239       (2,714)
     Decrease (increase) in other current assets.............................             3,301       (6,295)
     Decrease (increase) in other assets.....................................               577       (3,706)
     Increase in accounts payable and accrued liabilities....................            17,945       12,969
     Increase in advances from joint owners..................................             2,288          394
     Increase in other liabilities...........................................             2,597        3,802
                                                                                    -----------  -----------

       Net cash provided by operating activities.............................           196,428      352,542
                                                                                    -----------  -----------

Cash flows from investing activities:
     Acquisition, net of cash acquired.......................................                --     (264,089)
     Additions to oil and gas properties.....................................          (164,983)    (255,838)
     Additions to furniture, fixtures and equipment..........................            (1,557)      (2,036)
                                                                                    -----------  -----------

       Net cash used in investing activities.................................          (166,540)    (521,963)
                                                                                    -----------  -----------

Cash flows from financing activities:
     Proceeds from borrowings................................................           261,000      852,000
     Repayments of borrowings................................................          (314,000)    (809,000)
     Proceeds from issuance of senior notes..................................                --      174,879
     Proceeds from issuance of common stock..................................             4,829        1,353
     Purchases of treasury stock.............................................              (336)     (17,036)
                                                                                    -----------  -----------

       Net cash provided by (used in) financing activities...................           (48,507)     202,196
                                                                                    -----------  -----------

Effect of exchange rate changes on cash and cash equivalents.................              (334)         563
                                                                                    -----------  -----------

Increase (decrease) in cash and cash equivalents.............................           (18,953)      33,338
Cash and cash equivalents, beginning of period...............................            26,610       18,451
                                                                                    -----------  -----------

Cash and cash equivalents, end of period.....................................       $     7,657  $    51,789
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

                          NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                                          Accumulated
                               Common Stock       Treasury Stock      Additional                             Other         Total
                            ------------------- -------------------    Paid-in    Unearned     Retained  Comprehensive Stockholders'
                              Shares    Amount   Shares     Amount     Capital  Compensation   Earnings  Income (Loss)    Equity
                            ---------- -------- --------  ---------   --------- ------------  --------- -------------- -------------
Balance, December 31, 2001.. 44,962,277  $ 449  (860,755)  $ (25,794) $ 364,734   $ (7,845)   $ 362,416    $ 16,018     $ 709,978
  Issuance of common stock..    281,389      4                            4,825                                             4,829
  Issuance of restricted
     stock, less amortization
     of $190................     34,796                                   1,149       (959)                                   190
  Treasury stock, at cost...                      (9,797)       (336)                                                        (336)
  Amortization of stock
     compensation...........                                                         1,145                                  1,145
  Tax benefit from exercise
     of stock options........                                              1,534                                             1,534
Comprehensive Income:
  Net income................                                                                     32,596                    32,596
  Foreign currency translation
     adjustment, net of tax
     of $2,618..............                                                                                  4,862         4,862
  Reclassification adjustments
     for settled contracts,
     net of tax of $8,032...                                                                                (14,916)      (14,916)
  Changes in fair value of
     outstanding hedging
     positions, net of tax
     of $14,316.............                                                                                (26,587)      (26,587)
                                                                                                                        ---------
     Total comprehensive
        loss................                                                                                               (4,045)
                             ----------  -----  --------   ---------  ---------   --------    ---------   ---------     ---------
Balance, June 30, 2002...... 45,278,462  $ 453  (870,552)  $ (26,130) $ 372,242   $ (7,659)   $ 395,012   $ (20,623)    $ 713,295
                             ==========  =====  ========   =========  =========   ========    =========   =========     =========

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

                          NEWFIELD EXPLORATION COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)

         NEW ACCOUNTING STANDARDS

         The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g., oil & gas production facilities, etc.) that an entity is legally obligated to incur. This statement will require that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the asset. The Company plans to implement this standard on January 1, 2003. The Company is currently assessing the impact of this standard.

         EARNINGS PER SHARE

         Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if outstanding stock options and convertible securities were exercised for or converted into common stock.

         The following is a calculation of basic and diluted weighted average shares outstanding for the three and six month periods ended June 30, 2002 and 2001.

                                                                Three Month                  Six Month
                                                                Period Ended                Period Ended
                                                                  June 30,                    June 30,
                                                          ------------------------    ------------------------
                                                              2002         2001           2002        2001
                                                          -----------  -----------    -----------  -----------
                                                                (in thousands, except per share amounts)
Income (numerator):
   Income before cumulative effect change
       in accounting principle.......................     $    16,270  $    56,737    $    32,596  $   119,882
   Cumulative effect change in accounting
        principle, net of tax........................              --           --             --       (4,794)
                                                          -----------  -----------    -----------  -----------
   Income - basic....................................          16,270       56,737         32,596      115,088
   After tax dividends on convertible trust
        preferred securities.........................           1,518        1,518          3,037        3,037
                                                          -----------  -----------    -----------  -----------
   Income - diluted..................................     $    17,788  $    58,255    $    35,633  $   118,125
                                                          ===========  ===========    ===========  ===========

Shares (denominator):
   Shares - basic....................................          44,376       44,651         44,295       44,387
   Dilution effect of stock options outstanding
       at end of period..............................             629          740            620          788
   Dilution effect of convertible trust
       preferred securities..........................           3,923        3,923          3,923        3,923
                                                          -----------  -----------    -----------  -----------
   Shares - diluted..................................          48,928       49,314         48,838       49,098
                                                          ===========  ===========    ===========  ===========
Earnings per share:
   Basic before change in accounting principle.......     $      0.37  $      1.27    $      0.74  $      2.70
   Basic.............................................     $      0.37  $      1.27    $      0.74  $      2.59
   Diluted before change in accounting principle.....     $      0.36  $      1.18    $      0.73  $      2.50
   Diluted...........................................     $      0.36  $      1.18    $      0.73  $      2.41

         The calculation of shares outstanding for diluted EPS above does not include the effect of outstanding stock options to purchase 645,590 and 869,050 shares for the three months ended June 30, 2002 and 2001, respectively, and 707,640 and 657,800 shares for the six months ended June 30, 2002 and 2001, respectively, because to do so would have been antidilutive.

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

         The unaudited pro forma results of operations assuming that such acquisition had occurred on January 1, 2001 are as follows (in thousands, except per share amounts):

                                                                                         Six Months
                                                                                            Ended
                                                                                        June 30, 2001
                                                                                        -------------
                                                                                         (unaudited)
Proforma:
  Revenue.............................................................................    $ 415,715
  Income from operations..............................................................      196,287
  Income before cumulative effect of change in accounting
     principle........................................................................      119,664
  Cumulative effect of change in accounting principles................................       (4,794)
  Net income..........................................................................      114,870
  Basic earnings per common share before cumulative effect
     of change in accounting principle................................................     $   2.70
  Basic earnings per common share.....................................................     $   2.59
  Diluted earnings per common share before cumulative effect
     of change in accounting principle................................................     $   2.50
  Diluted earnings per common share...................................................     $   2.40

         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at January 1, 2001 or future results of operations.

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

3. CONTINGENCIES:

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

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)


4. GEOGRAPHIC INFORMATION:

                                                                                              Other
                                                              United States   Australia   International     Total
                                                              -------------   ---------   -------------   ----------
Three Months Ended June 30, 2002
----------------------------------------------------------
Oil and gas revenues......................................    $   154,475     $   7,136     $      --     $  161,611
Operating expenses:
     Lease operating......................................         22,832         2,874            --         25,706
     Production and other taxes...........................          3,861            --            --          3,861
     Transportation.......................................          1,316            --            --          1,316
     Depreciation, depletion and amortization.............         76,395         1,632            --         78,027
     Allocated income taxes...............................         17,528           789            --
                                                              -----------     ---------     ---------
         Net income from oil and gas operations...........    $    32,543     $   1,841     $      --
                                                              ===========     =========     =========
     General and administrative...........................                                                    12,963
                                                                                                          ----------
         Total operating expenses.........................                                                   121,873
                                                                                                          ----------
Income from operations....................................                                                    39,738

     Interest expense and dividends, net of interest
         income, capitalized interest and other...........                                                    (8,587)
     Unrealized commodity derivative expense..............                                                    (5,880)
                                                                                                          ----------
Income before income taxes................................                                                $   25,271
                                                                                                          ==========
Total long-lived assets...................................    $ 1,362,561     $  22,848     $  34,337     $1,419,746
                                                              ===========     =========     =========     ==========
Additions to long-lived assets............................    $    70,334     $   8,358     $   2,123     $   80,815
                                                              ===========     =========     =========     ==========

Three Months Ended June 30, 2001
----------------------------------------------------------
Oil and gas revenues......................................    $   191,167     $   9,580     $      --     $  200,747
Operating expenses:
     Lease operating......................................         18,508         4,242            --         22,750
     Production and other taxes...........................          4,415         1,048            --          5,463
     Transportation.......................................          1,563            --            --          1,563
     Depreciation, depletion and amortization.............         69,783         1,794            --         71,577
     Allocated income taxes...............................         33,914           749            --
                                                              -----------     ---------     ---------
         Net income from oil and gas operations...........    $    62,984     $   1,747     $      --
                                                              ===========     =========     =========
     General and administrative...........................                                                    11,939
                                                                                                          ----------
         Total operating expenses.........................                                                   113,292
                                                                                                          ----------
Income from operations....................................                                                    87,455

     Interest expense and dividends, net of interest
         income, capitalized interest and other...........                                                    (5,624)
     Unrealized commodity derivative income...............                                                     5,719
                                                                                                          ----------
Income before income taxes................................                                                $   87,550
                                                                                                          ==========
Total long-lived assets...................................    $ 1,351,270     $   9,177     $  21,351     $1,381,798
                                                              ===========     =========     =========     ==========
Additions to long-lived asset.............................    $   136,748     $   1,364     $   4,650     $  142,762
                                                              ===========     =========     =========     ==========

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)


                                                                                              Other
                                                              United States   Australia   International     Total
                                                              -------------   ---------   -------------   ----------
Six Months Ended June 30, 2002
----------------------------------------------------------
Oil and gas revenues......................................    $   295,948     $  13,702     $      --     $  309,650
Operating expenses:
     Lease operating......................................         42,988         5,771            --         48,759
     Production and other taxes...........................          7,271            --            --          7,271
     Transportation.......................................          2,647            --            --          2,647
     Depreciation, depletion and amortization.............        146,028         3,206            --        149,234
     Allocated income taxes...............................         33,955         1,418            --
                                                              -----------     ---------     ---------
         Net income from oil and gas operations...........    $    63,059     $   3,307     $      --
                                                              ===========     =========     =========

     General and administrative...........................                                                    25,308
                                                                                                          ----------
         Total operating expenses.........................                                                   233,319
                                                                                                          ----------
Income from operations....................................                                                    76,431

     Interest expense and dividends, net of interest
         income, capitalized interest and other...........                                                   (14,178)
     Unrealized commodity derivative expense..............                                                   (11,525)
                                                                                                          ----------
Income before income taxes................................                                                $   50,728
                                                                                                          ==========
Total long-lived assets...................................    $ 1,362,561     $  22,848     $  34,337     $1,419,746
                                                              ===========     =========     =========     ==========
Additions to long-lived assets............................    $   139,923     $  15,319     $   6,149     $  161,391
                                                              ===========     =========     =========     ==========

Six Months Ended June 30, 2001
----------------------------------------------------------
Oil and gas revenues......................................    $   394,198     $  15,875     $      --     $  410,073
Operating expenses:
     Lease operating......................................         36,793         6,781            --         43,574
     Production and other taxes...........................          8,860         3,721            --         12,581
     Transportation.......................................          2,825            --            --          2,825
     Depreciation, depletion and amortization.............        129,775         2,948            --        132,723
     Allocated income taxes...............................         75,581           728            --
                                                              -----------     ---------     ---------
         Net income from oil and gas operations...........    $   140,364     $   1,697     $      --
                                                              ===========     =========     =========
         General and administrative.......................                                                    23,224
                                                                                                          ----------
         Total operating expenses.........................                                                   214,927
                                                                                                          ----------
Income from operations....................................                                                   195,146

     Interest expense and dividends, net of interest
         income, capitalized interest and other...........                                                   (12,999)
     Unrealized commodity derivative income...............                                                     4,161
                                                                                                          ----------
Income before income taxes................................                                                $  186,308
                                                                                                          ==========
Total long-lived assets...................................    $ 1,351,270     $   9,177     $  21,351     $1,381,798
                                                              ===========     =========     =========     ==========
Additions to long-lived asset.............................    $   672,435     $   1,348     $   5,107     $  678,890
                                                              ===========     =========     =========     ==========

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

         The Company expects that within the next twelve months it will reclassify to earnings approximately $15.0 million in after tax losses out of the net $16.6 million in unrealized after tax losses recorded in accumulated other comprehensive income (loss) at June 30, 2002.

         Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is recorded in current-period earnings. On January 1, 2002, the Company began assessing hedge effectiveness based on the total changes in cash flows on its collar and floor contracts as described by the Derivative Implementation Group (DIG) Issue G20, "Cash Flow
Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge." Accordingly, prospectively the Company has elected to record subsequent changes in the fair value, including changes associated with time value, in accumulated other comprehensive income (loss). Gains or losses on these collar and floor contracts will be reclassified out of other comprehensive income (loss) and into earnings when the forecasted sale of production occurs. For the three and six month periods ended June 30, 2002, the Company recorded expense of $5.9 million and $11.5 million, respectively, under the income statement caption "Unrealized commodity derivative expense." These losses are associated with the settlement of option contracts during the three and six month periods ended June 30, 2002 and primarily reflect the reversal of time value gains that were previously recognized on these same open option contracts during 2001, prior to the adoption of DIG Issue G20.

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

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

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

         NATURAL GAS

        As of June 30, 2002, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast natural gas production for the remainder of 2002 and for 2003.

                                                             NYMEX Contract Price Per MMBtu
                                          ----------------------------------------------------------------------
                                                                                Collars
                                                      ----------------------------------------------------------
                                                               Floors                          Ceilings
                                             Swaps    --------------------------       -------------------------
                               Volume in  (Weighted                     Weighted                        Weighted        Fair Value
Period and Type of Contract     MMMBtus    Average)       Range          Average           Range         Average       (in millions)
---------------------------    ---------  ---------   -------------     --------       --------------   --------       -------------
July 2002 - September 2002
   Price Swap Contracts.......    4,250     $3.47          --                --             --                 --          $0.7
   Collar Contracts...........   20,850        --     $2.50 - $4.00       $3.10        $3.19 - $6.00        $4.07           2.8
October 2002 - December 2002
   Price Swap Contracts.......    1,700      3.78          --                --             --                 --           0.5
   Collar Contracts...........    3,800        --      2.75 - 4.00         3.84         4.80 - 6.10          5.07           1.8
January 2003 - March 2003
   Price Swap Contracts.......    5,100      3.78          --                --             --                 --          (0.6)
   Collar Contracts...........      450        --        3.50              3.50            4.20              4.20            --
April 2003 - June 2003
   Price Swap Contracts.......    5,105      3.78          --                --             --                 --           0.2
   Collar Contracts...........    1,050        --        3.50              3.50         3.90 - 4.20          4.03            --
July 2003 - September 2003
   Price Swap Contracts.......    2,410      3.51          --                --             --                 --          (0.7)
   Collar Contracts...........    1,350        --        3.50              3.50         3.90 - 4.20          4.00          (0.1)
October 2003 - December 2003
   Price Swap Contracts.......    2,410      3.51          --                --             --                 --          (1.2)
   Collar Contracts...........    1,350        --        3.50              3.50         3.90 - 4.20          4.00          (0.4)

         In connection with the acquisition of Lariat in January 2001, the Company assumed certain commodity derivative instruments and designated them as cash flow hedges of the forecasted natural gas sales of the Company's production in Oklahoma. The table below presents the outstanding derivative instruments as of June 30, 2002.



                                                        Weighted Average
                                            Volume in    Contract Price        Fair Value
Period and Type of Contract                  MMMBtus        Per MMBtu        (in millions)
---------------------------                 ---------   ----------------     -------------
July 2002 - December 2002
  Price Swap Contracts....................    1,840           $2.61              $(1.3)

January 2003 - March 2003
  Price Swap Contracts....................      900            2.61               (1.0)

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

         OIL AND CONDENSATE

         As of June 30, 2002, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast oil production for the remainder of 2002 and for 2003.

                                                               NYMEX Contract Price Per Bbl
                                      -------------------------------------------------------------------------------
                                                                       Collars
                                                ---------------------------------------------------
                                                        Floors                  Ceilings              Floor Contracts
                                        Swaps   ----------------------  ---------------------------   ---------------
    Period and Type        Volume in  (Weighted               Weighted                   Weighted           Weighted   Fair Value
      of Contract             Bbls     Average)     Range      Average        Range       Average    Range   Average  (in millions)
      -----------          ---------  --------- ------------- --------  ---------------- --------   ------  --------  -------------
July 2002 - September 2002
   Price Swap Contracts... 276,000    $24.01         --           --           --            --        --       --       $(0.7)
   Collar Contracts....... 713,000      --     $21.00 - $25.00  $22.98   $26.75 - $30.75   $28.74      --       --        (0.2)
   Floor Contracts........ 138,000      --           --           --           --            --      $21.15   $21.15       --
October 2002 -
  December 2002
   Price Swap Contracts... 276,000     24.01         --           --           --            --        --       --        (0.6)
   Collar Contracts....... 552,000      --      21.00 - 25.00    22.83    27.50 - 30.75     29.03      --       --        (0.1)
   Floor Contracts........ 138,000      --           --           --           --            --       21.15    21.15       --
January 2003 -  March 2003
   Price Swap Contracts... 180,000     24.92         --           --           --            --        --       --        (0.1)
   Collar Contracts.......  90,000      --          20.00        20.00       27.50          27.50      --       --        (0.1)
   Floor Contracts........ 135,000      --           --           --           --            --       21.15    21.15       --
April 2003 -  June 2003
   Collar Contracts.......  91,000      --          20.00        20.00       27.50          27.50      --       --        (0.1)


6. EEX ACQUISITION AND RELATED FINANCING:

         On May 29, 2002, we announced our agreement to acquire EEX Corporation, an independent oil and as exploration and production company with activities focused in Texas, Louisiana and the Gulf of Mexico. The transaction is valued at approximately $650 million, including the assumption of approximately $400 million of debt. We will issue approximately 7.1 million shares of our common stock in the transaction, or approximately 12.7% of our outstanding common stock on a fully diluted basis following the closing of the transaction.

         The acquisition is subject to the approval of EEX's common shareholders and other conditions. All of EEX's preferred shareholders have signed an irrevocable proxy to vote their share in favor of the transaction. We expect the transaction to close in late September 2002.

         On August 13, 2002, we completed the issuance of $250,000,000 principal amount of our 8 3/8% Senior Subordinated Notes due 2012 pried with a yield to maturity of 8.50%. The net proceeds from the offering of approximately $241.8 million will be used to repay EEX debt that will become due at the closing of the EEX acquisition and to pay a portion of the transaction costs of the acquisition. Pending their use to finance the acquisition of EEX, the net proceeds of the notes (before expenses) will be placed in an escrow account to fund the redemption of the notes if required. If the EEX acquisition does ot close on or prior to December 31, 2002 or the merger agreement relating to the acquisition of EEX is terminated or abandoned earlier, the funds in the escrow account, together with additional funds we will provide, will be used to redeem all of the notes at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of redemption.

         The notes are unsecured senior subordinated debt and rank junior in right of payment to all of our present and future senior indebtedness. The indenture governing the notes limits our ability to, among other things, incur additional debt, make restricted payments, pay dividends on or redeem our capital stock, make certain investments, create liens, make certain dispositions of assets, engage in transactions with affiliates and engage in merger, consolidations and certain sales of assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas. Prices for oil and gas fluctuate widely. Oil and gas prices affect:

         o the amount of cash flow available for capital expenditures;

         o our ability to borrow and raise additional capital;

         o the amount of oil and gas that we can economically produce; and

         o the accounting for our oil and gas activities.

         We use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flows and to reduce our exposure to price fluctuations.

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

CRITICAL ACCOUNTING POLICIES

         Our 2001 annual report describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management's most difficult, subjective or complex judgments. Our most significant estimates are:

         o remaining proved oil and gas reserves;

         o timing of our future drilling activities;

         o future costs to develop and abandon our oil and gas properties; and

         o the value of derivative positions.

         This report should be read together with the discussion contained in our 2001 annual report regarding these critical accounting policies.

OTHER FACTORS AFFECTING OUR BUSINESS AND FINANCIAL RESULTS

         In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors. This report should be read together with the discussion in our 2001 annual report regarding these other factors.

RESULTS OF OPERATIONS

          REVENUES. All of our revenues are derived from the sale of our oil and gas production and the settlement of hedging contracts associated with our production. Our revenues may vary significantly from quarter to quarter as a result of changes in commodity prices. Revenues for the second quarter and six months ended June 30, 2002 were 19% and 24%, respectively, lower than the comparable periods of 2001 primarily because of lower natural gas prices.

                                          Three Months Ended           Six Months Ended
                                               June 30,                     June 30,
                                         --------------------         -------------------
                                            2002       2001              2002       2001
                                         ---------  ---------         --------   --------
PRODUCTION (1):
   United States
       Natural gas (Bcf).................     37.9       35.5             71.8       66.3
       Oil and condensate (MBbls)........  1,328.8    1,374.2          2,678.3    2,615.4
       Total (Bcfe)......................     45.8       43.8             87.8       82.0
   Australia
       Oil and condensate (MBbls)........    277.5      341.9            575.8      581.4
       Total (Bcfe)......................      1.7        2.1              3.5        3.4
   Total
       Natural gas (Bcf).................     37.9       35.5             71.8       66.3
       Oil and condensate (MBbls)........  1,606.2    1,716.1          3,254.0    3,196.8
       Total (Bcfe)......................     47.5       45.8             91.3       85.4

AVERAGE REALIZED PRICES (2):
   United States
       Natural gas (per Mcf)............. $   3.21   $   4.39          $  3.23    $  4.94
       Oil and condensate (per Bbl)......    23.84      24.45            22.93      24.56
   Australia
       Oil and condensate (per Bbl)...... $  25.72   $  28.02          $ 23.80    $ 27.30
   Total
       Natural gas (per Mcf)............. $   3.21   $   4.39          $  3.23    $  4.94
       Oil and condensate (per Bbl)......    24.17      25.16            23.08      25.06

---------------

         (1) Represents volumes sold regardless of when produced.

         (2) For purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduced the realized price of natural gas by $0.02 and $0.03 for the three months ended June 30, 2002 and 2001, respectively, and by $0.03 and $0.03 for the six months ended June 30, 2002 and 2001, respectively. The realized price of oil and condensate is reduced by $0.29 and $0.30 for the three months ended June 30, 2002 and 2001, respectively, and by $0.26 and $0.27 for the six months ended June 30, 2002 and 2001, respectively. Average realized prices include the effects of hedging. See "Effect of Hedging on Realized Prices" below.

         PRODUCTION. During the first quarter of 2002, we voluntarily curtailed approximately one Bcfe of production in response to low commodity prices. During the second quarter of 2002, we resolved several open accounting matters relating to prior periods, including the calculation of royalties due to the Minerals Management Service and accounting for production from a recent acquisition. As a result of the resolution of these matters, we recorded an additional 1.9 Bcf of gas production and related revenue, depreciation, depletion and amortization expense and income tax expense in the second quarter. The table above reflects volumes sold regardless of when the volumes were produced. Primarily because of the timing of liftings of oil and condensate from our FPSOs and also because of natural production decline, we experienced a 19% reduction in the volumes sold in Australia during the second quarter of 2002 as compared to the same quarter of 2001.

         EFFECTS OF HEDGING ON REALIZED PRICES. The following table presents information about the effect of our hedging program on realized prices.


                                                          Average
                                                      Realized Prices       Ratio of
                                                     ----------------      Hedged to
                                                      With    Without      Non-Hedged
                                                      Hedge    Hedge       Price (1)
                                                     -------  -------     ------------
Natural Gas
     Three months ended June 30, 2002...............  $3.21      $3.22         99.7%
     Three months ended June 30, 2001...............  $4.39      $4.59         95.6%
     Six months ended June 30, 2002.................  $3.23      $2.78        116.2%
     Six months ended June 30, 2001.................  $4.94      $5.72         86.3%

Crude Oil and Condensate
     Three months ended June 30, 2002............... $24.17     $24.60         98.3%
     Three months ended June 30, 2001............... $25.16     $26.10         96.3%
     Six months ended June 30, 2002................. $23.08     $22.60        102.1%
     Six months ended June 30, 2001................. $25.06     $22.62        110.8%

-------------

 (1) The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

         OPERATING EXPENSES. The following table presents information about our operating expenses for the three months ended June 30, 2002 and 2001.

                                                      Unit of Production (Per Mcfe)               Amount (in thousands)
                                                    ---------------------------------       ---------------------------------
                                                    Three Months Ended                      Three Months Ended
                                                         June 30,          Percentage            June 30,          Percentage
                                                    ------------------      Increase        ------------------      Increase
                                                     2002      2001        (Decrease)        2002       2001       (Decrease)
                                                    ------    ------      -----------       --------  --------     ----------
United States:
     Lease operating .............................. $ 0.50    $ 0.42          19%           $ 22,832   $ 18,508       23%
     Production and other taxes ...................   0.08      0.10         (20)%             3,861      4,415      (13)%
     Transportation ...............................   0.03      0.04         (25)%             1,316      1,563      (16)%
     Depreciation, depletion and amortization .....   1.67      1.59           5%             76,395     69,783        9%
     General and administrative (exclusive of
         stock compensation) ......................   0.26      0.25           4%             11,808     11,051        7%
         Total operating ..........................   2.54      2.41           5%            116,212    105,320       10%
Australia:
     Lease operating .............................. $ 1.73    $ 2.07         (16)%          $  2,874   $  4,242      (32)%
     Production and other taxes ...................     --      0.51        (100)%                --      1,048     (100)%
     Transportation ...............................     --        --          --                  --         --       --
     Depreciation, depletion and amortization .....   0.98      0.87          13%              1,632      1,794       (9)%
     General and administrative (exclusive
         of stock compensation) ...................   0.24      0.09         167%                398        185      115%
         Total operating ..........................   2.95      3.54         (17)%             4,904      7,269      (33)%
Total:
     Lease operating .............................. $ 0.54    $ 0.50           8%           $ 25,706   $ 22,750       13%
     Production and other taxes ...................   0.08      0.12         (33)%             3,861      5,463      (29)%
     Transportation ...............................   0.03      0.03          --               1,316      1,563      (16)%
     Depreciation, depletion and amortization .....   1.64      1.56           5%             78,027     71,577        9%
     General and administrative (exclusive
         of stock compensation) ...................   0.26      0.25           4%             12,206     11,236        9%
         Total operating ..........................   2.55      2.46           4%            121,116    112,589        8%

         The following table presents information about our operating expenses for the six months ended June 30, 2002 and 2001.

                                           Unit of Production                          Amount
                                               (Per Mcfe)                          (in thousands)
                                      -------------------------------  ------------------------------------
                                       Six Months Ended                  Six Months Ended
                                           June 30,        Percentage         June 30,           Percentage
                                      ------------------    Increase   ---------------------      Increase
                                        2002       2001    (Decrease)    2002         2001       (Decrease)
                                      -------    -------   ----------  --------    ---------     ----------
United States:
     Lease operating ..............   $ 0.49     $  0.45        8%     $ 42,988    $ 36,793          17%
     Production and other taxes ...     0.08        0.11      (27)%       7,271       8,860         (18)%
     Transportation ...............     0.03        0.03       --         2,647       2,825          (6)%
     Depreciation, depletion
         and amortization .........     1.66        1.58        5%      146,028     129,775          13%
     General and administrative
         (exclusive of stock
         compensation) ............     0.26        0.26       --        23,044      21,492           7%
         Total operating ..........     2.53        2.44        4%      221,978     199,745          11%
Australia:
     Lease operating ..............   $ 1.67     $  1.94      (14)%    $  5,771    $  6,781         (15)%
     Production and other taxes ...      --         1.07     (100)%          --       3,721        (100)%
     Transportation ...............      --           --       --            --          --          --
     Depreciation, depletion
         and amortization .........     0.93        0.85        9%        3,206       2,948           9%
     General and administrative
         (exclusive of stock
         compensation) ............     0.27        0.12      125%          929         434         114%
         Total operating ..........     2.87        3.98      (28)%       9,906      13,884         (29)%
Total:
     Lease operating ..............   $ 0.53     $  0.51        4%     $ 48,759    $ 43,574          12%
     Production and other taxes ...     0.08        0.15      (47)%       7,271      12,581         (42)%
     Transportation ...............     0.03        0.03       --         2,647       2,825          (6)%
     Depreciation, depletion
         and amortization .........     1.63        1.55        5%      149,234     132,723          12%
     General and administrative
         (exclusive of stock
         compensation) ............     0.26        0.26       --        23,973      21,926           9%
          Total operating .........     2.54        2.50        2%      231,884     213,629           9%

         o Domestic lease operating expense increased in the second quarter and the first half of 2002 as a result of several non-routine repairs to gathering lines and other offshore facilities related to our Gulf of Mexico operations, and a slight increase in well service costs in the Mid-Continent.

         o Non-routine maintenance on our FPSOs in 2001 resulted in higher Australian lease operating expense during the second quarter and the first half of 2001.

         o The decrease in domestic production and other taxes resulted from lower natural gas prices in the second quarter and the first half of 2002.

         o Australian capital expenditures offset production taxes otherwise payable. As a result of capital expenditures during the twelve months ended June 30, 2002, no Australian production taxes were recorded in the first half of 2002.

         o The increase in the domestic DD&A during the second quarter and the first half of 2002 is primarily related to the increased cost of reserve additions arising from both the quantity of proved reserves added and increases in the cost of drilling goods and services and platform and facilities construction. The increase is partially offset by our fourth quarter 2001 non-cash ceiling test writedown.

         o The increase in the Australian DD&A rate during the second quarter and the first half of 2002 is primarily a result of our unsuccessful exploratory drilling efforts in 2002 and 2001.

         o The significant increase in per unit Australian general and administrative expense relates to costs incurred in connection with the relocation of the previous manager of our Australian operations to our Tulsa, Oklahoma office and the relocation of the current manager of our Australian operations from Houston to Perth, Australia and decreased production volumes.

         INTEREST EXPENSE. We incurred interest expense on our $125 million principal amount 7.45% Senior Notes due 2007, our $175 million principal amount 7 5/8% Senior Notes due 2011 and on borrowings under our reserve-based revolving credit facility and money market credit lines. Outstanding borrowings under our credit arrangements may vary significantly from period to period. Distributions are paid on our 6.5% convertible trust preferred securities issued in August 1999. We capitalize a portion of our interest expense each quarter based upon our unproved property balance. This amount may vary significantly from period to period based upon the timing and size of acquisitions and the evaluation of unproved properties.

                                                 Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                 ------------------      ------------------
                                                  2002        2001        2002         2001
                                                 ------      ------      ------      ------
                                                   (in millions)            (in millions)
Gross interest expense ...................       $ 7.1       $ 6.7       $14.3        $13.6
Capitalized interest .....................        (2.1)       (2.8)       (4.3)        (4.2)
                                                 -----       -----       -----        -----
Net interest expense .....................         5.0         3.9        10.0          9.4
Distributions on preferred securities ....         2.3         2.3         4.7          4.7
                                                 -----       -----       -----        -----

Total interest expense and distributions .       $ 7.3       $ 6.2       $14.7        $14.1
                                                 =====       =====       =====        =====

         UNREALIZED COMMODITY DERIVATIVE EXPENSE. We recorded $5.9 million of expense and $5.7 million of income for the three months ended June 30, 2002 and 2001, respectively, and $11.5 million of expense and $4.2 million of income for the six months ended June 30, 2002 and 2001, respectively. The gains in 2001 primarily reflect the change in the time value of open hedging contracts. The losses in 2002 are associated with the settlement of those same hedging contracts and primarily reflect the reversal of the time value gains that were previously recognized during 2001.

         OTHER. During the second quarter of 2002, we recognized $2.6 million of currency losses associated with transactions by our Australian operations in U.S. dollars that more than offset all other interest income during the period. During the first six months of 2002, we reversed accruals of certain contingencies of $2.2 million related to our 1999 acquisition of Gulf Australia that were resolved favorably in 2002. This gain was substantially offset by currency losses associated with transactions by our Australian operations in U.S. dollars.

         TAXES. The effective tax rate for both the three and six month periods ended June 30, 2002 was 36%, as compared to 35% and 36%, respectively, for the comparable periods of 2001. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. Our working capital balance is not a good indicator of our liquidity because it fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. We had working capital of $13.5 million as of June 30, 2002. This compares to $65.6 million as of December 31, 2001. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital, public debt and bank borrowings.

         CASH FLOW FROM OPERATIONS. Our net cash flow from operations for the six months ended June 30, 2002 decreased 44%, from $352.5 million for the comparable period of 2001 to $196.4 million. Net cash flow from operations before changes in operating assets and liabilities for the six months ended June 30, 2002 was $196.4 million compared to $285.6 million for the same period of 2001. These decreases are primarily attributable to lower natural gas prices and a higher portion of current cash taxes paid.

         CASH FLOW FROM FINANCING ACTIVITIES. Pursuant to our equity shelf program, in March 2002, we sold 20,800 shares of our common stock for net proceeds (before expenses other than commissions to our sales agent) of approximately $750,000. An additional $4.1 million of proceeds were received from the exercise of stock options during 2002. The net proceeds were used for general corporate purposes. We may sell additional shares under this program from time to time in the future.

         DEBT. At June 30, 2002, we had $69 million outstanding under our credit facility and an additional $7 million outstanding under our money market lines of credit with various banks. At June 30, 2002, our long-term debt was $376 million, which includes the above amounts and $125 million of our 7.45% Senior Notes due 2007 and $175 million of our 7 5/8% Senior Notes due 2011.

         The amount available under our credit facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The borrowing base is reduced by the aggregate outstanding principal amount of our senior notes ($300 million). The borrowing base is currently $525 million and is redetermined at least semi-annually. No assurances can be given that the banks will not elect to reduce the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on January 23, 2004. As of August 14, 2002 we had $179 million available under our credit facility and had outstanding borrowings of $46 million.

         We also have money market lines of credit with various banks in an amount limited by the credit facility to $40 million. As of August 14, 2002, we had $15 million of outstanding borrowings under these lines of credit.

         Our credit arrangements are not subject to any debt rating or similar triggers or conditions. However, applicable commitment fees and interest rates under our credit facility vary based on our senior unsecured credit rating.

         CAPITAL EXPENDITURES. In the first six months of 2002, our capital spending totaled $161 million. We invested $7 million for proved property acquisitions, $64 million in development, $69 million in domestic exploration and $21 million internationally.

         We budgeted $360 million for capital spending in 2002. Approximately $30 million has been budgeted for proved property acquisitions, $170 million for development, $135 million for domestic exploration and $25 million for international projects. The 2002 exploratory budget is the largest in our history. Acquisitions are opportunistic and are not budgeted under our capital program unless specifically identified at the time the budget is prepared. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. We anticipate that our capital expenditure program for 2002 (exclusive of acquisitions not included in the initial budget) will be funded principally from cash flow from operations and working capital.

         Our annual capital budget is established at the beginning of each year. Because of the nature of the properties we own, only a small portion of our capital budget is nondiscretionary. The size of our budget is driven by expected cash flow from operations. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

EEX ACQUISITION AND RELATED FINANCING

         On May 29, 2002, we announced our agreement to acquire EEX Corporation, an independent oil and gas exploration and production company with activities focused in Texas, Louisiana and the Gulf of Mexico. The transaction is valued at approximately $650 million, including the assumption of approximately $400 million of debt. We will issue approximately 7.1 million shares of our common stock in the transaction, or approximately 12.7% of our outstanding common stock on a fully diluted basis following the closing of the transaction.

         The assets and operations of EEX are complementary to ours. EEX's onshore properties are located in our core South Texas focus area, and the acquisition will make us one of the largest independent producers in this area. The acquisition also will provide us with increased balance between our onshore and offshore assets. In addition, EEX's acreage position and interests in undeveloped discoveries in the Gulf of Mexico will further our efforts to establish operations in the deepwater. We expect to reduce EEX's current general and administrative expense by as much as 50%.

         The acquisition is subject to the approval of EEX's common shareholders and other conditions. All of EEX's preferred shareholders have signed an irrevocable proxy to vote their shares in favor of the transaction. We expect the transaction to close in late September 2002.

         On August 13, 2002, we completed the issuance of $250,000,000 principal amount of our 8 3/8% Senior Subordinated Notes due 2012 priced with a yield to maturity of 8.50%. The net proceeds from the offering of approximately $241.8 million will be used to repay EEX debt that will become due at the closing of the EEX acquisition and to pay a portion of the transaction costs of the acquisition. Pending their use to finance the acquisition of EEX, the net proceeds of the notes (before expenses) will be placed in an escrow account to fund the redemption of the notes if required. If the EEX acquisition does not close on or prior to December 31, 2002 or the merger agreement relating to the acquisition of EEX is terminated or abandoned earlier, the funds in the escrow account, together with additional funds we will provide, will be used to redeem all of the notes at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of redemption.

         The notes are unsecured senior subordinated debt and rank junior in right of payment to all of our present and future senior indebtedness. The indenture governing the notes limits our ability to, among other things, incur additional debt, make restricted payments, pay dividends on or redeem our capital stock, make certain investments, create liens, make certain dispositions of assets, engage in transactions with affiliates and engage in merger, consolidations and certain sales of assets.

         EEX currently has outstanding $100.8 of notes that are secured by EEX's interest in certain pipelines and a combination deepwater drilling rig/processing facility located in the Gulf of Mexico. We intend to sell these assets after the closing of the transaction. Pending their sale, the secured notes will remain outstanding. We will finance other EEX obligations and remaining transaction costs with borrowings under our existing revolving credit facility. The lenders under our credit facility have agreed that our borrowing base will increase to $735 million upon consummation of the acquisition. The borrowing base will be reduced by 100% of the principal amount of our senior notes ($300 million) and EEX's secured notes and a portion of the principal amount of our senior subordinated notes (the banks under our credit facility have agreed to a reduction equal to 30% of the principal amount). Immediately following the acquisition of EEX, we will have approximately $185 million of borrowings under our credit facility and money market lines of credit and remaining borrowing capacity of approximately $115 million. Upon the sale of the assets securing EEX's notes, the borrowing base will be reduced by $30 million and the notes must be repaid. To the extent that we receive less than $30 million of proceeds for these assets, our available borrowing capacity will be reduced.

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

         Please see the discussion and tables in Note 5, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of our hedging contracts as of June 30, 2002 and the fair value of those contracts as of that date.

         Since June 30, 2002, we have entered into the additional natural gas price hedging contracts with respect to our Gulf Coast natural gas production set forth in the table below. We continue to evaluate additional hedging transactions for the remainder of 2002 and future years.

                                                                      NYMEX Contract Price Per MMBtu
                                            ------------------------------------------------------------------------------
                                                                    Collars
                                            -------------------------------------------------------
                                                     Floors                     Ceilings                  Floor Contracts
                                            ---------------------------  --------------------------   ----------------------
Period and Type                Volume in                     Weighted                     Weighted                   Weighted
 of Contract                    MMMBtus          Range        Average        Range        Average          Range      Average
----------------               ----------   ---------------  ------------  ------------  ----------   -----------   ---------
July 2002 - September 2002
   Floor Contracts ...........   4,500                 --         --                 --        --       $3.15 - $3.18    $3.16
October 2002 - December 2002
   Collar Contracts ..........   1,800      $2.65 - $3.25      $2.97       $3.73 - $4.25    $3.96                  --       --
   Floor Contracts ...........     600                 --         --                  --       --                2.88     2.88

         Since June 30, 2002, we have also entered into the additional oil and condensate price hedging contracts with respect to our Gulf Coast oil production set forth in the table below. We continue to evaluate additional hedging transactions for the remainder of 2002 and future years.

                                                                 NYMEX Contract Price Per Bbl
                                              -------------------------------------------------------------------
                                                                                 Collars
                                                           ------------------------------------------------------
                                                                   Floors                      Ceilings
                                                Swaps      -----------------------    ---------------------------
                                 Volume in    (Weighted                   Weighted                       Weighted
Period and Type of Contract         Bbls       Average)      Range        Average         Range          Average
---------------------------      ---------    ---------    ---------      --------    --------------     --------
January 2003 - March 2003
   Swaps.......................    60,000      $ 25.25         --            --             --              --
   Collars.....................    60,000         --        $ 22.00       $ 22.00         $28.25         $ 28.25
April 2003 - June 2003
   Swaps.......................    60,000        25.25         --            --             --              --
   Collars.....................   240,000         --          22.00         22.00      27.25 - 28.25       27.72
July 2003 - September 2003
   Swaps.......................    40,000        25.25         --            --             --              --
   Collars.....................   160,000         --          22.00         22.00      27.25 - 28.25       27.72


         Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. We believe there is no material basis risk with respect to our natural gas price hedging contracts because substantially all our Gulf Coast natural gas production is sold under spot contracts that have historically correlated to the settlement price, and because all of the hedging contracts assumed from Lariat are settled against the same pipelines into which our production in Oklahoma is sold. In addition, because substantially all of our U.S. Gulf Coast oil production is sold under spot contracts that have historically correlated to the NYMEX West Texas Intermediate price, we believe that we have no material basis risk with respect to our oil price hedging contracts.

NEW ACCOUNTING STANDARDS

         The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement changes the method of accruing for costs associated with the retirement of fixed assets (e.g., oil & gas production facilities, etc.) that an entity is legally obligated to incur. It will require that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the asset. We plan to implement this standard on January 1, 2003. We are currently assessing the impact of this standard.

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

FORWARD-LOOKING INFORMATION

         This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability of capital resources to fund capital expenditures, our financial position and expected reductions in EEX's general and administrative expense. Although we believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources.

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

NYMEX.       The New York Mercantile Exchange.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the May 2, 2002 Annual Meeting of Stockholders, our stockholders voted on three matters. As of the March 5, 2002 record date, 44,275,828 shares of common stock were outstanding and entitled to vote at the meeting.

         (1)    Election of Eleven Directors:

              Our stockholders elected the eleven nominees for director until the next annual meeting by the following vote:

                 NOMINEE ELECTED                  FOR               WITHHELD
                 ---------------                  ---               --------
                 Joe B. Foster                 29,309,303           6,272,705
                 David A. Trice                29,551,708           6,030,300
                 David F. Schaible             29,549,700           6,032,308
                 Charles W. Duncan, Jr.        35,017,683             564,325
                 Howard H. Newman              34,700,994             881,014
                 Thomas G. Ricks               34,806,983             775,025
                 C.E. (Chuck) Shultz           34,808,948             773,060
                 Terry Huffington              34,701,119             880,889
                 Dennis R. Hendrix             34,808,453             773,555
                 Philip J. Burguieres          34,807,903             774,105
                 Claire S. Farley              34,807,154             774,854

         (2) Approval of Amendment and Restatement of the Newfield Exploration Company 2000 Omnibus Stock Plan:

              The stockholders approved the amendment and restatement of the Newfield Exploration Company 2000 Omnibus Stock Plan by the following vote:

                                                       ABSTENTIONS AND
            FOR                      AGAINST           BROKER NON-VOTES
            ---                     ---------          ----------------
         27,062,043                 5,634,241               66,365

         (3)    Appointment of Independent Public Accountants:

              The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2002 by the following vote:

                                                       ABSTENTIONS AND
            FOR                      AGAINST           BROKER NON-VOTES
            ---                     ----------         ----------------
         34,549,219                 1,218,231               30,327

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           None

(b)      Reports on Form 8-K:

           On April 25, 2002, we filed a Current Report on Form 8-K announcing our financial and operating results for the first quarter of 2002.

           On May 30, 2002, we filed a Current Report on Form 8-K announcing our agreement and plan of merger with EEX Corporation.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NEWFIELD EXPLORATION COMPANY

Date: August 14, 2002             By: /s/ TERRY W. RATHERT
                                      ------------------------------------------
                                      Terry W. Rathert
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer and Principal
                                      Financial Officer)