Form 10-Q
period 2002-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2002-11-12
CIK 912750

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                                 YES [X] NO [ ]


     AS OF NOVEMBER 8, 2002, THERE WERE 44,499,736 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I


                                                                                               Page

Item I. Unaudited Financial Statements:
              Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001.....      1

              Consolidated Statement of Income for the three and nine months
              ended September 30, 2002 and 2001.............................................      2

              Consolidated Statement of Cash Flows for the nine months ended
              September 30, 2002 and 2001...................................................      3

              Consolidated Statement of Stockholders' Equity for the nine
              months ended September 30, 2002...............................................      4

              Notes to Consolidated Financial Statements....................................      5

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................     14

Item 4. Controls and Procedures.............................................................     22

                                     PART II

Item 5. Other Information...................................................................     23

Item 6. Exhibits and Reports on Form 8-K....................................................     23

                          NEWFIELD EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEET
                  (In thousands of dollars, except share data)
                                   (Unaudited)

                                                                               September 30,    December 31,
                                                                                    2002            2001
                                                                               -------------    ------------
                                 ASSETS
Current assets:
     Cash and cash equivalents ..............................................   $     23,694    $     26,610
     Accounts receivable-oil and gas ........................................         88,936          92,644
     Inventories ............................................................          7,776           7,332
     Commodity derivatives ..................................................          6,712          79,012
     Other current assets ...................................................         16,276          25,006
     Deferred taxes .........................................................          2,329            --
                                                                                ------------    ------------

         Total current assets ...............................................        145,723         230,604
                                                                                ------------    ------------

Oil and gas properties (full cost method, of which $191,859 at
     September 30, 2002 and $149,742 at December 31, 2001 were
     excluded from amortization) ............................................      2,688,078       2,443,615
Less-accumulated depreciation, depletion and amortization ...................     (1,257,592)     (1,035,036)
                                                                                ------------    ------------
                                                                                   1,430,486       1,408,579
                                                                                ------------    ------------

Furniture, fixtures and equipment, net ......................................          6,748           6,807
Commodity derivatives .......................................................            663           7,409
Other assets ................................................................          9,156           9,972
                                                                                ------------    ------------

         Total assets .......................................................   $  1,592,776    $  1,663,371
                                                                                ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................   $     10,817    $      9,172
     Accrued liabilities ....................................................        117,256         122,214
     Advances from joint owners .............................................            173              10
     Commodity derivatives ..................................................         19,768           4,217
     Deferred taxes .........................................................           --            29,418
                                                                                ------------    ------------

         Total current liabilities ..........................................        148,014         165,031
                                                                                ------------    ------------

Other liabilities ...........................................................          8,493           6,288
Commodity derivatives .......................................................          2,596           1,813
Long-term debt ..............................................................        360,665         428,631
Deferred taxes ..............................................................        203,578         207,880
                                                                                ------------    ------------

         Total long-term liabilities ........................................        575,332         644,612
                                                                                ------------    ------------

Company-obligated, mandatorily redeemable, convertible preferred
     securities of Newfield Financial Trust I ...............................        143,750         143,750
                                                                                ------------    ------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock ($0.01 par value, 5,000,000 shares
         authorized, no shares issued) ......................................           --              --
     Common stock ($0.01 par value, 100,000,000 shares authorized;
         45,323,992 and 44,962,277 shares issued at September 30, 2002
         and December 31, 2001, respectively) ...............................            453             449
Additional paid-in capital ..................................................        373,429         364,734
Treasury stock (at cost, 871,480 and 860,755 shares at September 30, 2002
     and December 31, 2001, respectively) ...................................        (26,161)        (25,794)
Unearned compensation .......................................................         (6,965)         (7,845)
Accumulated other comprehensive income (loss)
     Foreign currency translation adjustment ................................         (6,053)         (8,918)
     Commodity derivatives ..................................................        (13,406)         24,936
Retained earnings ...........................................................        404,383         362,416
                                                                                ------------    ------------

         Total stockholders' equity .........................................        725,680         709,978
                                                                                ------------    ------------

         Total liabilities and stockholders' equity .........................   $  1,592,776    $  1,663,371
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

                          NEWFIELD EXPLORATION COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                                  ----------------------------    ----------------------------
                                                                      2002            2001            2002            2001
                                                                  ------------    ------------    ------------    ------------

Oil and gas revenues ..........................................   $    152,610    $    183,259    $    462,260    $    593,332
                                                                  ------------    ------------    ------------    ------------

Operating expenses:
     Lease operating ..........................................         25,065          30,245          73,824          73,819
     Production and other taxes ...............................          5,635           3,311          12,906          15,892
     Transportation ...........................................          1,730           1,325           4,377           4,150
     Depreciation, depletion and amortization .................         72,294          74,259         221,528         206,982
     General and administrative (includes non-cash stock
       compensation of $731 and $729 for the three months
       ended September 30, 2002 and 2001, respectively, and
       $2,066 and $2,027 for the nine months ended
       September 30, 2002 and 2001, respectively) .............         13,776          12,135          39,084          35,359
                                                                  ------------    ------------    ------------    ------------

       Total operating expenses ...............................        118,500         121,275         351,719         336,202
                                                                  ------------    ------------    ------------    ------------

Income from operations ........................................         34,110          61,984         110,541         257,130

Other income (expenses):
     Interest expense .........................................         (7,049)         (6,897)        (21,397)        (20,520)
     Capitalized interest .....................................          2,280           2,354           6,553           6,508
     Dividends on convertible preferred securities of
       Newfield Financial Trust I .............................         (2,336)         (2,336)         (7,008)         (7,008)
     Unrealized commodity derivative income (expense) .........        (13,952)         11,101         (25,477)         15,262
     Other ....................................................          1,346             316           1,915           1,458
                                                                  ------------    ------------    ------------    ------------
                                                                       (19,711)          4,538         (45,414)         (4,300)
                                                                  ------------    ------------    ------------    ------------

Income before income taxes ....................................         14,399          66,522          65,127         252,830
Income tax provision (benefit):
     Current ..................................................         15,150             473          31,572          30,961
     Deferred .................................................        (10,122)         23,073          (8,412)         59,011
                                                                  ------------    ------------    ------------    ------------
                                                                         5,028          23,546          23,160          89,972
                                                                  ------------    ------------    ------------    ------------

Income before cumulative effect of change in
     accounting principle .....................................          9,371          42,976          41,967         162,858
Cumulative effect of change in accounting principle,
     net of tax Adoption of SFAS 133 ..........................             --              --              --          (4,794)
                                                                  ------------    ------------    ------------    ------------

Net income ....................................................   $      9,371    $     42,976    $     41,967    $    158,064
                                                                  ============    ============    ============    ============

Earnings per share
     Basic-
       Income before cumulative effect of change in
         accounting principle .................................   $       0.21    $       0.97    $       0.95    $       3.67
       Cumulative effect of change in accounting principle ....             --              --              --           (0.11)
                                                                  ------------    ------------    ------------    ------------

       Net income .............................................   $       0.21    $       0.97    $       0.95    $       3.56
                                                                  ============    ============    ============    ============

     Diluted-
       Income before cumulative effect of change in
         accounting principle .................................   $       0.21    $       0.91    $       0.93    $       3.42
       Cumulative effect of change in accounting principle ....             --              --              --           (0.10)
                                                                  ------------    ------------    ------------    ------------

       Net income .............................................   $       0.21    $       0.91    $       0.93    $       3.32
                                                                  ============    ============    ============    ============

Weighted average number of shares outstanding for basic
     earnings per share .......................................         44,420          44,219          44,337          44,344
                                                                  ============    ============    ============    ============

Weighted average number of shares outstanding for diluted
     earnings per share .......................................         44,905          48,798          44,910          49,014
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

                          NEWFIELD EXPLORATION COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             ----------------------------
                                                                                 2002            2001
                                                                             ------------    ------------

Cash flows from operating activities:
     Net income ..........................................................   $     41,967    $    158,064

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization ............................        221,528         206,982
     Deferred taxes ......................................................         (8,412)         59,011
     Stock compensation ..................................................          2,066           2,027
     Unrealized commodity derivatives ....................................         25,477         (15,262)
     Cumulative effect of change in accounting principle .................             --           4,794
                                                                             ------------    ------------
                                                                                  282,626         415,616
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable - oil and gas ............          4,096          72,640
     Decrease (increase) in inventories ..................................          1,254          (4,142)
     Decrease (increase) in other current assets .........................          6,883          (8,421)
     Decrease (increase) in other assets .................................            816          (8,212)
     Increase (decrease) in accounts payable and accrued liabilities .....         (2,657)         (5,797)
     Increase (decrease) in advances from joint owners ...................            164            (576)
     Increase (decrease) in other liabilities ............................          2,183           1,983
                                                                             ------------    ------------

       Net cash provided by operating activities .........................        295,365         463,091
                                                                             ------------    ------------

Cash flows from investing activities:
     Acquisition, net of cash acquired ...................................             --        (264,089)
     Additions to oil and gas properties .................................       (233,586)       (417,806)
     Additions to furniture, fixtures and equipment ......................         (2,249)         (3,468)
                                                                             ------------    ------------

       Net cash used in investing activities .............................       (235,835)       (685,363)
                                                                             ------------    ------------

Cash flows from financing activities:
     Proceeds from borrowings ............................................        490,000       1,110,000
     Repayments of borrowings ............................................       (558,000)     (1,025,000)
     Proceeds from issuance of senior notes ..............................             --         174,879
     Proceeds from issuance of common stock ..............................          5,830           1,795
     Purchases of treasury stock .........................................           (366)        (25,352)
                                                                             ------------    ------------

       Net cash provided by (used in) financing activities ...............        (62,536)        236,322
                                                                             ------------    ------------

Effect of exchange rate changes on cash and cash equivalents .............             90             694
                                                                             ------------    ------------

Increase (decrease) in cash and cash equivalents .........................         (2,916)         14,744
Cash and cash equivalents, beginning of period ...........................         26,610          18,451
                                                                             ------------    ------------

Cash and cash equivalents, end of period .................................   $     23,694    $     33,195
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

                          NEWFIELD EXPLORATION COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                             Common Stock                Treasury Stock             Additional
                                    ----------------------------  ----------------------------       Paid-in       Unearned
                                        Shares        Amount          Shares         Amount          Capital     Compensation
                                    ------------  --------------  ------------    ------------    ------------   ------------

Balance, December 31, 2001 .......    44,962,277   $        449       (860,755)   $    (25,794)   $    364,734   $     (7,845)
Issuance of common stock .........       325,919              4                                          5,826
Issuance of restricted stock,
   less amortization
   of $342 .......................        35,796                                                         1,186           (844)
Treasury stock, at cost ..........                                     (10,725)           (367)
Amortization of stock
   compensation ..................                                                                                      1,724
Tax benefit from exercise of
   stock options .................                                                                       1,683
Comprehensive Income:
Net income .......................
Foreign currency translation
   adjustment, net of tax
   of $1,542 .....................
Reclassification adjustments
   for settled contracts, net
   of tax of $7,277 ..............
Changes in fair value of
   outstanding hedging
   positions, net of tax
   of $13,368 ....................

Total comprehensive
   income ........................
                                    ------------   ------------   ------------    ------------    ------------   ------------
Balance, September 30, 2002 ......    45,323,992   $        453       (871,480)   $    (26,161)   $    373,429   $     (6,965)
                                    ============   ============   ============    ============    ============   ============


                                                   Accumulated
                                                      Other            Total
                                      Retained    Comprehensive    Stockholders'
                                      Earnings    Income (Loss)        Equity
                                    ------------  -------------    ------------

Balance, December 31, 2001 ......   $    362,416   $     16,018    $    709,978
Issuance of common stock ........                                         5,830
Issuance of restricted stock,
   less amortization
   of $342 ......................                                           342
Treasury stock, at cost .........                                          (367)
Amortization of stock
   compensation .................                                         1,724
Tax benefit from exercise of
   stock options ................                                         1,683
Comprehensive Income:
Net income ......................         41,967                         41,967
Foreign currency translation
   adjustment, net of tax
   of $1,542 ....................                         2,864           2,864
Reclassification adjustments
   for settled contracts, net
   of tax of $7,277 .............                       (13,514)        (13,514)
Changes in fair value of
   outstanding hedging
   positions, net of tax
   of $13,368 ...................                       (24,827)        (24,827)
                                                                   ------------
Total comprehensive
   income .......................                                         6,490
                                    ------------   ------------    ------------
Balance, September 30, 2002 .....   $    404,383   $    (19,459)   $    725,680
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

     These consolidated financial statements and the notes hereto should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

          DEPENDENCE ON OIL AND GAS PRICES

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

     The following is a calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001.

                                                               Three Month                   Nine Month
                                                              Period Ended                  Period Ended
                                                              September 30,                 September 30,
                                                       ---------------------------   ---------------------------
                                                           2002           2001           2002           2001
                                                       ------------   ------------   ------------   ------------
                                                                (in thousands, except per share amounts)

Income (numerator):
   Income before cumulative effect change
       in accounting principle ....................    $      9,371   $     42,976   $     41,967   $    162,858
   Cumulative effect change in accounting
        principle, net of tax .....................              --             --             --         (4,794)
                                                       ------------   ------------   ------------   ------------
   Income - basic .................................           9,371         42,976         41,967        158,064
   After tax dividends on convertible trust
        preferred securities ......................              --          1,518             --          4,555
                                                       ------------   ------------   ------------   ------------

   Income - diluted ...............................    $      9,371   $     44,494   $     41,967   $    162,619
                                                       ============   ============   ============   ============

Shares (denominator):
   Shares - basic .................................          44,420         44,219         44,337         44,344
   Dilution effect of stock options outstanding
       at end of period ...........................             485            656            573            747
   Dilution effect of convertible trust
       preferred securities .......................              --          3,923             --          3,923
                                                       ------------   ------------   ------------   ------------
   Shares - diluted ...............................          44,905         48,798         44,910         49,014
                                                       ============   ============   ============   ============

Earnings per share:
   Basic before change in accounting principle ....    $       0.21   $       0.97   $       0.95   $       3.67
   Basic ..........................................    $       0.21   $       0.97   $       0.95   $       3.56
   Diluted before change in accounting principle ..    $       0.21   $       0.91   $       0.93   $       3.42
   Diluted ........................................    $       0.21   $       0.91   $       0.93   $       3.32

     The calculation of shares outstanding for diluted EPS above does not include the effect of outstanding stock options to purchase 1,519,900 and 1,026,000 shares for the three months ended September 30, 2002 and 2001, respectively, and 798,100 and 850,000 shares for the nine months ended September 30, 2002 and 2001, respectively, because to do so would have been antidilutive. Additionally, the calculation of shares outstanding for diluted EPS does not include the effect of the convertible trust preferred securities outstanding for the three and nine months ended September 30, 2002, because to do so would have been antidilutive.

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

     The unaudited pro forma results of operations assuming that such acquisition had occurred on January 1, 2001 are as follows (in thousands, except per share amounts):

                                                             Nine Months Ended
                                                            September 30, 2001
                                                            ------------------
                                                                (unaudited)
Proforma:
  Revenue .................................................    $    598,974
  Income from operations ..................................         258,271
  Income before cumulative effect of change in
     accounting principle .................................         162,640
  Cumulative effect of change in accounting principles ....          (4,794)
  Net income ..............................................         157,846
  Basic earnings per common share before cumulative
     effect of change in accounting principle .............    $       3.67
  Basic earnings per common share .........................    $       3.56
  Diluted earnings per common share before cumulative
     effect of change in accounting principle .............    $       3.41
  Diluted earnings per common share .......................    $       3.31


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

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

4. GEOGRAPHIC INFORMATION:

                                                                                              Other
                                                          United States      Australia    International      Total
                                                          -------------    ------------   -------------   ------------

Three Months Ended September 30, 2002
Oil and gas revenues ...................................   $    141,978    $     10,632   $         --    $    152,610
Operating expenses:
     Lease operating ...................................         20,309           4,756             --          25,065
     Production and other taxes ........................          3,738           1,897             --           5,635
     Transportation ....................................          1,730              --             --           1,730
     Depreciation, depletion and amortization ..........         69,910           2,384             --          72,294
     Allocated income taxes ............................         16,202             479             --
                                                           ------------    ------------   ------------

         Net income from oil and gas operations ........   $     30,089    $      1,116   $         --
                                                           ============    ============   ============

     General and administrative ........................                                                        13,776
                                                                                                          ------------
         Total operating expenses ......................                                                       118,500
                                                                                                          ------------
Income from operations .................................                                                        34,110

     Interest expense and dividends, net of interest
         income, capitalized interest and other ........                                                        (5,759)
     Unrealized commodity derivative expense ...........                                                       (13,952)
                                                                                                          ------------
Income before income taxes .............................                                                  $     14,399
                                                                                                          ============

Total long-lived assets ................................   $  1,370,707    $     24,593    $     35,186   $  1,430,486
                                                           ============    ============    ============   ============

Additions to long-lived assets .........................   $    151,657    $      9,654    $      4,875   $    166,186
                                                           ============    ============    ============   ============

Three Months Ended September 30, 2001
Oil and gas revenues ...................................   $    174,126    $      9,133    $         --   $    183,259
Operating expenses:
     Lease operating ...................................         26,097           4,148              --         30,245
     Production and other taxes ........................          3,357             (46)             --          3,311
     Transportation ....................................          1,325              --              --          1,325
     Depreciation, depletion and amortization ..........         72,075           2,184              --         74,259
     Allocated income taxes ............................         24,945             854              --
                                                           ------------    ------------    ------------

         Net income from oil and gas operations ........   $     46,327    $      1,993    $         --
                                                           ============    ============    ============

     General and administrative ........................                                                        12,135
                                                                                                          ------------
         Total operating expenses ......................                                                       121,275
                                                                                                          ------------
Income from operations .................................                                                        61,984

     Interest expense and dividends, net of interest
         income, capitalized interest and other ........                                                        (6,563)
     Unrealized commodity derivative income ............                                                        11,101
                                                                                                          ------------
Income before income taxes .............................                                                  $     66,522
                                                                                                          ============

Total long-lived assets ................................   $  1,437,434    $     11,425    $     24,498   $  1,473,357
                                                           ============    ============    ============   ============

Additions to long-lived assets .........................   $    157,563    $      4,391    $      3,146   $    165,100
                                                           ============    ============    ============   ============

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

                                                                                             Other
                                                          United States      Australia   International      Total
                                                          -------------    ------------  -------------   ------------
Nine Months Ended September 30, 2002
Oil and gas revenues ...................................   $    437,926    $     24,334   $         --   $    462,260
Operating expenses:
     Lease operating ...................................         63,297          10,527             --         73,824
     Production and other taxes ........................         11,009           1,897             --         12,906
     Transportation ....................................          4,377              --             --          4,377
     Depreciation, depletion and amortization ..........        215,938           5,590             --        221,528
     Allocated income taxes ............................         50,157           1,896             --
                                                           ------------    ------------   ------------

         Net income from oil and gas operations ........   $     93,148    $      4,424   $         --
                                                           ============    ============   ============

     General and administrative ........................                                                       39,084
                                                                                                         ------------
         Total operating expenses ......................                                                      351,719
                                                                                                         ------------
Income from operations .................................                                                      110,541

     Interest expense and dividends, net of interest
         income, capitalized interest and other ........                                                      (19,937)
     Unrealized commodity derivative expense ...........                                                      (25,477)
                                                                                                         ------------
Income before income taxes .............................                                                 $     65,127
                                                                                                         ============

Total long-lived assets ................................   $  1,370,707    $     24,593   $     35,186   $  1,430,486
                                                           ============    ============   ============   ============

Additions to long-lived assets .........................   $    221,991    $     18,012   $      6,998   $    247,001
                                                           ============    ============   ============   ============

Nine Months Ended September 30, 2001
Oil and gas revenues ...................................   $    568,324    $     25,008   $         --   $    593,332
Operating expenses:
     Lease operating ...................................         62,890          10,929             --         73,819
     Production and other taxes ........................         12,217           3,675             --         15,892
     Transportation ....................................          4,150              --             --          4,150
     Depreciation, depletion and amortization ..........        201,850           5,132             --        206,982
     Allocated income taxes ............................        100,526           1,582             --
                                                           ------------    ------------   ------------

         Net income from oil and gas operations ........   $    186,691    $      3,690   $         --
                                                           ============    ============   ============

     General and administrative ........................                                                       35,359
                                                                                                         ------------
         Total operating expenses ......................                                                      336,202
                                                                                                         ------------
Income from operations .................................                                                      257,130

     Interest expense and dividends, net of interest
         income, capitalized interest and other ........                                                      (19,562)
     Unrealized commodity derivative income ............                                                       15,262
                                                                                                         ------------
Income before income taxes .............................                                                 $    252,830
                                                                                                         ============

Total long-lived assets ................................   $  1,437,434    $     11,425   $     24,498   $  1,473,357
                                                           ============    ============   ============   ============

Additions to long-lived assets .........................   $    831,641    $      5,739   $      8,254   $    845,634
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

     Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is recorded in current-period earnings. On January 1, 2002, the Company began assessing hedge effectiveness based on the total changes in cash flows on its collar and floor contracts as described by the Derivative Implementation Group (DIG) Issue G20, "Cash Flow Hedges:
Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge." Accordingly, prospectively the Company has elected to record subsequent changes in the fair value, including changes associated with time value, in accumulated other comprehensive income (loss). Gains or losses on these collar and floor contracts will be reclassified out of other comprehensive income (loss) and into earnings when the forecasted sale of production occurs. For the three and nine month periods ended September 30, 2002, the Company recorded expense of $14.0 million and $25.5 million, respectively, under the income statement caption "Unrealized commodity derivative expense." These losses are associated with the settlement of option contracts during the three and nine month periods ended September 30, 2002 and primarily reflect the reversal of time value gains that were previously recognized on these same open option contracts during 2001, prior to the adoption of DIG Issue G20.

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

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

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

          NATURAL GAS

     As of September 30, 2002, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast natural gas production for the remainder of 2002 and for 2003.

                                                                    NYMEX Contract Price Per MMBtu
                                        -----------------------------------------------------------------------------
                                                                     Collars
                                                  ---------------------------------------------
                                                           Floors               Ceilings            Floor Contracts
                                           Swaps  ----------------------  ---------------------  --------------------
                             Volume in  (Weighted               Weighted               Weighted              Weighted   Fair Value
Period and Type of Contract   MMMBtus    Average)    Range       Average     Range      Average      Range   Average   (in millions)
---------------------------  ---------  --------- -----------   --------  -----------  --------  ----------- --------  -------------

October 2002 - December 2002
   Price Swap Contracts .....   6,500    $ 4.02        --           --        --          --        --           --         --
   Collar Contracts .........  11,600        --   $2.65-$4.00   $ 3.58   $3.73-$6.10  $ 4.74        --           --     $  0.2
   Floor Contracts ..........   6,950        --        --           --        --          --    $2.88-$3.73  $ 3.54        1.8
January 2003 - March 2003
   Price Swap Contracts .....   6,300      3.84        --           --        --          --        --           --       (2.8)
   Collar Contracts .........   4,050        --     3.50-3.54     3.51   4.20 - 5.00    4.76        --           --       (0.7)
April 2003 - June 2003
   Price Swap Contracts .....   5,105      3.78        --           --        --          --        --           --       (0.7)
   Collar Contracts .........   4,650        --     3.50-3.54     3.51     3.90-5.00    4.65        --           --         --
July 2003 - September 2003
   Price Swap Contracts .....   2,410      3.51        --           --        --          --        --           --       (1.0)
   Collar Contracts .........   1,350        --       3.50        3.50     3.90-4.20    4.00        --           --       (0.3)
October 2003 - December 2003
   Price Swap Contracts .....   2,410      3.51        --           --        --          --        --           --       (1.5)
   Collar Contracts .........   1,350        --       3.50        3.50     3.90-4.20    4.00        --           --       (0.6)

     In connection with the acquisition of Lariat in January 2001, the Company assumed certain commodity derivative instruments and designated them as cash flow hedges of the forecasted natural gas sales of the Company's production in Oklahoma. The table below presents the outstanding derivative instruments as of September 30, 2002.

                                                   Weighted Average
                                       Volume in    Contract Price       Fair Value
Period and Type of Contract             MMMBtus        Per MMBtu       (in millions)
---------------------------            ---------   ----------------    -------------

October 2002 - December 2002
  Price Swap Contracts..............      920           $2.61              $(1.2)

January 2003 - March 2003
  Price Swap Contracts..............      900            2.61               (1.5)

                          NEWFIELD EXPLORATION COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                   (Unaudited)

          OIL AND CONDENSATE

     As of September 30, 2002, the Company had entered into the commodity derivative instruments set forth in the table below as a cash flow hedge of the forecasted sale of its U.S. Gulf Coast oil production for the remainder of 2002 and for 2003.

                                                              NYMEX Contract Price Per Bbl
                                         ------------------------------------------------------------------------------
                                                                         Collars
                                                    ----------------------------------------------
                                                             Floors                     Ceilings      Floor Contracts
                                            Swaps   ----------------------  ----------------------  -------------------
                              Volume in  (Weighted                Weighted                Weighted           Weighted   Fair Value
Period and Type of Contract      Bbls     Average)     Range       Average       Range     Average   Range    Average  (in millions)
---------------------------   ---------  --------- -------------  --------   ------------ --------  -------  --------  -------------

October 2002 - December 2002
   Price Swap Contracts .....  336,000   $ 24.57              --        --             --       --       --       --     $ (2.0)
   Collar Contracts .........  552,000        --   $21.00-$25.00   $ 22.83  $27.50-$30.75  $ 29.03       --       --       (1.3)
   Floor Contracts ..........  138,000        --              --        --             --       --  $ 21.15  $ 21.15         --
January 2003 - March 2003
   Price Swap Contracts .....  300,000     25.08              --        --             --       --       --       --       (1.2)
   Collar Contracts .........  270,000        --     20.00-24.00     22.00    27.46-28.25    27.77       --       --       (0.8)
   Floor Contracts ..........  135,000        --              --        --             --       --    21.15    21.15         --
April 2003 - June 2003
   Price Swap Contracts .....  165,000     25.35              --        --             --       --       --       --       (0.3)
   Collar Contracts .........  496,000        --     20.00-24.00     22.09    27.25-28.25    27.66       --       --       (0.9)
July 2003 - September 2003
   Price Swap Contracts .....  145,000     25.36              --        --             --       --       --       --         --
   Collar Contracts .........  305,000        --     22.00-24.00     22.61    27.25-28.25    27.67       --       --       (0.3)
October 2003 - December 2003
   Price Swap Contracts .....  105,000     25.40              --        --             --       --       --       --        0.1
   Collar Contracts .........  105,000        --           23.00     23.00    27.46-27.50    27.48       --       --         --

6. PENDING EEX ACQUISITION AND RELATED FINANCING:

     On May 29, 2002, the Company announced its agreement to acquire EEX Corporation, an independent oil and gas exploration and production company with activities focused in Texas, Louisiana and the Gulf of Mexico. The transaction is valued at approximately $650 million, including the assumption of approximately $400 million of debt. The Company will issue approximately 7.1 million shares of its common stock in the transaction, or approximately 12.4% of its outstanding common stock on a fully diluted basis following the closing of the transaction.

     The acquisition is subject to the approval of EEX's common shareholders and other conditions. The transaction is expected to close in late November 2002.

     On August 13, 2002, the Company completed the issuance of $250,000,000 principal amount of its 8 3/8% Senior Subordinated Notes due 2012 priced with a yield to maturity of 8.50%. The net proceeds from the offering of approximately $241.8 million will be used to repay EEX debt that will become due at the closing of the EEX acquisition and to pay transaction costs associated with the acquisition. Pending the closing of the acquisition of EEX, the net proceeds of the notes (before expenses) have been placed in an escrow account. If the EEX acquisition does not close on or prior to December 31, 2002 or the merger agreement relating to the acquisition of EEX is terminated or abandoned earlier, the funds in the escrow account, together with additional funds provided by the Company, will be used to redeem all of the notes at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of redemption. Interest accruing prior to the closing of the EEX acquisition will be capitalized as a cost of the transaction.

     The notes are unsecured senior subordinated obligations that rank junior in right of payment to all of the Company's present and future senior indebtedness. The indenture governing the notes limits the Company's ability to, among other things, incur additional debt, make restricted payments, pay dividends on or redeem its capital stock, make certain investments, create liens, make certain dispositions of assets, engage in transactions with affiliates and engage in mergers, consolidations and certain sales of assets.

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

RESULTS OF OPERATIONS

          REVENUES. All of our revenues are derived from the sale of our oil and gas production and the settlement of hedging contracts associated with our production. Our revenues may vary significantly from quarter to quarter as a result of changes in commodity prices. Revenues for the third quarter and nine months ended September 30, 2002 were 17% and 22%, respectively, lower than the comparable periods of 2001 primarily because of lower natural gas prices, a decrease in oil and condensate production and downtime in the Gulf of Mexico associated with Tropical Storm Isidore.

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                          ---------------------------   ---------------------------
                                              2002           2001           2002           2001
                                          ------------   ------------   ------------   ------------

PRODUCTION:
   United States
       Natural gas (Bcf) ..............           34.8           35.0          106.5          101.3
       Oil and condensate (MBbls) .....          1,185          1,418          3,863          4,034
       Total (Bcfe) ...................           41.9           43.5          129.7          125.4
   Australia(1)
       Oil and condensate (MBbls) .....            388            359            964            941
       Total (Bcfe) ...................            2.3            2.2            5.8            5.7
   Total
       Natural gas (Bcf) ..............           34.8           35.0          106.5          101.3
       Oil and condensate (MBbls) .....          1,573          1,778          4,827          4,975
       Total (Bcfe) ...................           44.2           45.7          135.5          131.1

AVERAGE REALIZED PRICES(2):
   United States
       Natural gas (per Mcf) ..........   $       3.19   $       3.94   $       3.22   $       4.59
       Oil and condensate (per Bbl) ...          24.84          24.52          23.52          24.55
   Australia
       Oil and condensate (per Bbl) ...   $      27.39   $      25.40   $      25.24   $      26.58
   Total
       Natural gas (per Mcf) ..........   $       3.19   $       3.94   $       3.22   $       4.59
       Oil and condensate (per Bbl) ...          25.47          24.70          23.86          24.93

----------

         (1) Represents volumes sold regardless of when produced.

         (2) For purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduced the realized price of natural gas by $0.03 and $0.02 for the three months ended September 30, 2002 and 2001, respectively, and by $0.03 and $0.03 for the nine months ended September 30, 2002 and 2001, respectively. The realized price of oil and condensate is reduced by $0.35 and $0.28 for the three months ended September 30, 2002 and 2001, respectively, and by $0.29 and $0.27 for the nine months ended September 30, 2002 and 2001, respectively. Average realized prices include the effects of hedging. See "Effect of Hedging on Realized Prices" below.

PRODUCTION. During the first quarter of 2002, we voluntarily curtailed approximately one Bcfe of production in response to low commodity prices. During the second quarter of 2002, we resolved several open accounting matters relating to prior periods, including the calculation of royalties due to the Minerals Management Service and accounting for production from a recent acquisition. As a result of the resolution of these matters, we recorded an additional 1.9 Bcf of gas production and related revenue, depreciation, depletion and amortization expense and income tax expense in the second quarter. During the third quarter of 2002, we shut in approximately 1.5 Bcfe of our Gulf Coast production due to Tropical Storm Isidore. Early in the fourth quarter 2002, we shut in an additional 2.5 Bcfe of our Gulf Coast production as a result of Hurricane Lili.

The table above reflects volumes sold regardless of when the volumes were produced. Primarily because of the timing of liftings of oil and condensate from our FPSOs, we experienced an 8% and 2% increase in the volumes sold in Australia during the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods of 2001.

         EFFECTS OF HEDGING ON REALIZED PRICES. The following table presents information about the effect of our hedging program on realized prices.

                                                            Average
                                                        Realized Prices           Ratio of
                                                  ---------------------------    Hedged to
                                                       With        Without       Non-Hedged
                                                      Hedge         Hedge         Price(1)
                                                  ------------   ------------   ------------

Natural Gas
     Three months ended September 30, 2002 ....   $       3.19   $       3.02            106%
     Three months ended September 30, 2001 ....   $       3.94   $       2.83            139%
     Nine months ended September 30, 2002 .....   $       3.22   $       2.86            113%
     Nine months ended September 30, 2001 .....   $       4.59   $       4.72             97%

Crude Oil and Condensate
     Three months ended September 30, 2002 ....   $      25.47   $      26.42             96%
     Three months ended September 30, 2001 ....   $      24.70   $      25.30             98%
     Nine months ended September 30, 2002 .....   $      23.86   $      23.84            100%
     Nine months ended September 30, 2001 .....   $      24.93   $      26.15             95%

----------

(1) The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

         OPERATING EXPENSES. The following table presents information about our operating expenses for the three months ended September 30, 2002 and 2001.

                                                        Unit of  Production (Per Mcfe)                Amount (in thousands)
                                                    -------------------------------------     -------------------------------------
                                                       Three Months Ended                       Three Months Ended
                                                          September 30,        Percentage           September  30,       Percentage
                                                    -----------------------     Increase      -----------------------     Increase
                                                       2002         2001       (Decrease)        2002         2001       (Decrease)
                                                    ----------   ----------    ----------     ----------   ----------    ----------

United States:
     Lease operating ............................   $     0.48   $     0.60         (20)%     $   20,309   $   26,097         (22)%
     Production and other taxes .................         0.09         0.08          13%           3,738        3,357          11%
     Transportation .............................         0.04         0.03          33%           1,730        1,325          31%
     Depreciation, depletion and amortization ...         1.67         1.66           1%          69,910       72,075          (3)%
     General and administrative (exclusive of
       stock compensation) ....................           0.30         0.25          20%          12,657       10,971          15%
         Total operating ........................         2.59         2.61          (1)%        108,344      113,825          (5)%
Australia:
     Lease operating ............................   $     2.04   $     1.92           6%      $    4,756   $    4,148          15%
     Production and other taxes .................         0.81        (0.02)       4150%           1,897          (46)       4224%
     Transportation .............................           --           --          --               --           --          --
     Depreciation, depletion and amortization ...         1.02         1.01           1%           2,384        2,184           9%
     General and administrative (exclusive of
       stock compensation) ....................           0.17         0.20         (15)%            388          435         (11)%
         Total operating ........................         4.05         3.12          30%           9,425        6,721          40%
Total:
     Lease operating ............................   $     0.57   $     0.66         (14)%     $   25,065   $   30,245         (17)%
     Production and other taxes .................         0.13         0.07          86%           5,635        3,311          70%
     Transportation .............................         0.04         0.03          33%           1,730        1,325          31%
     Depreciation, depletion and amortization ...         1.64         1.63           1%          72,294       74,259          (3)%
     General and administrative (exclusive of
       stock compensation) ....................           0.30         0.25          20%          13,045       11,406          14%
          Total operating .......................         2.66         2.64           1%         117,769      120,546          (2)%

     o Domestic lease operating expense was higher in the third quarter of 2001 because of a $5.5 million expense associated with a non-recurring workover of a well at South Marsh Island 160. Without the effect of such workover, domestic lease operating expenses per unit would have been flat as compared to the comparable period in 2002.

     o The increase in domestic production and other taxes resulted from higher natural gas and crude oil and condensate prices during the third quarter of 2002.

     o The increase in domestic general and administrative expense for the third quarter of 2002 is due primarily to our growing workforce.

     o Maintenance on our FPSOs in the third quarter of 2002 resulted in higher Australian lease operating expense during the quarter.

     o Deductible Australian capital expenditures offset production taxes otherwise payable. Production taxes are reported on a June 30 fiscal year. The estimate of such taxes for the current year reflects lower anticipated future capital expenditures in Australia. During the third quarter of 2001, we revised our estimate of such taxes for the fiscal year ended June 30, 2001 downward and anticipated sufficient future deductible capital expenditures to offset production taxes otherwise payable for the Australian production tax fiscal year to end on June 30, 2002.

         The following table presents information about our operating expenses for the nine months ended September 30, 2002 and 2001.

                                                              Unit of  Production                            Amount
                                                                    (Per Mcfe)                           (in thousands)
                                                    ------------------------------------     ------------------------------------
                                                       Nine Months Ended                        Nine Months Ended
                                                         September 30,        Percentage          September 30,        Percentage
                                                    -----------------------    Increase      -----------------------    Increase
                                                       2002         2001      (Decrease)        2002         2001      (Decrease)
                                                    ----------   ----------   ----------     ----------   ----------   ----------

United States:
     Lease operating ............................   $     0.49   $     0.50          (2)%    $   63,297   $   62,890           1%
     Production and other taxes .................         0.08         0.10         (20)%        11,009       12,217         (10)%
     Transportation .............................         0.03         0.03          --           4,377        4,150           5%
     Depreciation, depletion and amortization ...         1.66         1.61           3%        215,938      201,850           7%
     General and administrative (exclusive of
       stock compensation) ......................         0.28         0.26           8%         35,701       32,463          10%
         Total operating ........................         2.55         2.50           2%        330,322      313,570           5%
Australia:
     Lease operating ............................   $     1.82   $     1.94          (6)%    $   10,527   $   10,929          (4)%
     Production and other taxes .................         0.33         0.65         (49)%         1,897        3,675         (48)%
     Transportation .............................           --           --          --              --           --          --
     Depreciation, depletion and amortization ...         0.97         0.91           7%          5,590        5,132           9%
     General and administrative (exclusive of
       stock compensation) ......................         0.23         0.15          53%          1,317          869          52%
         Total operating ........................         3.34         3.65          (8)%        19,331       20,605          (6)%
Total:
     Lease operating ............................   $     0.54   $     0.56          (4)%    $   73,824   $   73,819          --
     Production and other taxes .................         0.10         0.12         (17)%        12,906       15,892         (19)%
     Transportation .............................         0.03         0.03          --           4,377        4,150           5%
     Depreciation, depletion and amortization ...         1.63         1.58           3%        221,528      206,982           7%
     General and administrative (exclusive of
       stock compensation) ......................         0.27         0.25           8%         37,018       33,332          11%
         Total operating ........................         2.58         2.55           1%        349,653      334,175           5%

         o Lease operating expense during the nine months ended September 30, 2001 included a $5.5 million non-recurring expense associated with a workover of a well at South Marsh Island 160. Without the effect of the workover, domestic lease operating expenses would have increased 10%, or $0.03 per unit, as a result of several non-routine repairs to gathering lines and other offshore facilities related to our Gulf of Mexico operations and a slight increase in well service costs in the Mid-Continent.

         o The decrease in domestic production and other taxes resulted from lower natural gas and crude oil and condensate prices in the first nine months of 2002.

         o The increase in the domestic DD&A rate for 2002 is primarily related to the increased cost of reserve additions arising from both the quantity of proved reserves added and increases in the cost of drilling goods and services and platform and facilities construction during the first half of 2001. The increase is partially offset by our fourth quarter 2001 non-cash ceiling test writedown.

         o The increase in domestic general and administrative expense for the first nine months of 2002 is due primarily to our growing workforce.

         o Maintenance on our FPSOs in 2001 resulted in higher Australian lease operating expense during the first nine months of 2001.

         o Deductible Australian capital expenditures offset production taxes otherwise payable. As a result of deductible capital expenditures during the twelve months ended June 30, 2002(the applicable reporting period for Australian production taxes), no such taxes were recorded in the first six months of 2002.

         o The increase in the Australian DD&A rate during the first nine months of 2002 is primarily a result of our unsuccessful exploratory drilling efforts in 2002 and 2001.

         o The significant increase in per unit Australian general and administrative expense for the first nine months of 2002 relates to costs incurred in the first half of 2002 in connection with the relocation of the previous manager of our Australian operations to our Tulsa, Oklahoma office and the relocation of the current manager of our Australian operations from Houston to Perth, Australia.

INTEREST EXPENSE. We incurred interest expense on our $125 million principal amount 7.45% Senior Notes due 2007, our $175 million principal amount 7 5/8% Senior Notes due 2011 and on borrowings under our reserve-based revolving credit facility and money market credit lines. Interest accruing on our 8 3/8% Senior Subordinated Notes due 2012 will be capitalized as a transaction cost. Outstanding borrowings under our credit arrangements may vary significantly from period to period. Distributions are paid on our 6.5% convertible trust preferred securities issued in August 1999. We capitalize a portion of our interest expense each quarter based upon our unproved property balance. This amount may vary significantly from period to period based upon the timing and size of acquisitions and the evaluation of unproved properties.

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                  September 30,
                                             ----------------------------    ----------------------------
                                                 2002            2001            2002           2001
                                             ------------    ------------    ------------    ------------
                                                     (in millions)                  (in millions)
Gross interest expense ...................   $        7.0    $        6.9    $       21.4    $       20.5
Capitalized interest .....................           (2.3)           (2.4)           (6.6)           (6.5)
                                             ------------    ------------    ------------    ------------
Net interest expense .....................            4.7             4.5            14.8            14.0
Distributions on preferred securities ....            2.3             2.3             7.0             7.0
                                             ------------    ------------    ------------    ------------
Total interest expense and dividends .....   $        7.0    $        6.8    $       21.8    $       21.0
                                             ============    ============    ============    ============

UNREALIZED COMMODITY DERIVATIVE EXPENSE. We recorded $14.0 million of expense and $11.1 million of income for the three months ended September 30, 2002 and 2001, respectively, and $25.5 million of expense and $15.3 million of income for the nine months ended September 30, 2002 and 2001, respectively. The gains in 2001 primarily reflect the change in the time value of open hedging contracts. The losses in 2002 are associated with the settlement of those same hedging contracts and primarily reflect the reversal of the time value gains that were previously recognized during 2001.

OTHER. During 2001, other income was primarily comprised of interest income. Other income during 2002 also includes currency gains and losses associated with transactions by our Australian operations in U.S. dollars. The three months ended September 30, 2002 includes $1.1 million of net currency gains and the nine months ended September 30, 2002 includes $1.7 million of net currency losses. Also included in the nine month period is a reversal of $2.2 million of accrued liabilities associated with contingencies relating to the 1999 acquisition of our Australian operations that were resolved favorably in the second quarter of 2002.

TAXES. The effective tax rate for the three and nine month periods ended September 30, 2002 was 35% and 36%, respectively, as compared to 35% and 36%, respectively, for the comparable periods of 2001. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs. During the three month period ended September 30, 2002, we had a significant shift in our tax expense from deferred to current. This is a result of changes in the amount and timing of deductible capital expenditures anticipated for 2002.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. Our working capital balance is not a good indicator of our liquidity because it fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. We had a working capital deficit of $2.3 million as of September 30, 2002. This compares to working capital of $65.6 million as of December 31, 2001. Historically, we have funded our oil and gas activities through cash flow from operations, equity capital, public debt and bank borrowings.

CASH FLOW FROM OPERATIONS. Our net cash flow from operations for the nine months ended September 30, 2002 decreased 36%, from $463.1 million for the comparable period of 2001 to $295.4 million. Net cash flow from operations before changes in operating assets and liabilities for the nine months ended September 30, 2002 was $282.6 million compared to $415.6 million for the same period of 2001. These decreases are primarily attributable to lower natural gas prices, a decrease in oil and condensate production and a higher portion of current cash taxes paid. We anticipated that all taxes during the fourth quarter of 2002 will be current cash taxes.

CASH FLOW FROM FINANCING ACTIVITIES. Pursuant to our equity shelf program, in March 2002, we sold 20,800 shares of our common stock for net proceeds (before expenses other than commissions to our sales agent) of approximately $750,000. We may sell additional shares under this program from time to time in the future. An additional $5.1 million of proceeds were received from the exercise of stock options and shares purchased through the employee stock purchase plan during 2002. The net proceeds were used for general corporate purposes.

DEBT. At September 30, 2002, we had $45 million outstanding under our credit facility and an additional $16 million outstanding under our money market lines of credit with various banks. At September 30, 2002, our long-term debt was $361 million, which includes the above amounts and $125 million of our 7.45% Senior Notes due 2007 and $175 million of our 7 5/8% Senior Notes due 2011.

     The amount available under our credit facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The borrowing base is reduced by the aggregate outstanding principal amount of our senior notes ($300 million). The borrowing base is currently $520 million and is redetermined at least semi-annually. No assurances can be given that the banks will not elect to reduce the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on January 23, 2004. As of November 6, 2002 we had $175 million available under our credit facility and had outstanding borrowings of $45 million.

     We also have money market lines of credit with various banks in an amount limited by the credit facility to $40 million. As of November 6, 2002, we had $3 million of outstanding borrowings under these lines of credit.

     Our credit arrangements are not subject to any debt rating or similar triggers or conditions. However, applicable commitment fees and interest rates under our credit facility vary based on our senior unsecured credit rating.

CAPITAL EXPENDITURES. In the first nine months of 2002, our capital spending totaled $247 million. We invested $28 million for proved property acquisitions, $108 million in domestic development, $86 million in domestic exploration and $25 million internationally.

     Exclusive of the EEX transaction, we currently expect to invest $340 million in capital spending in 2002. Of that amount, we expect to spend approximately $27 million for proved property acquisitions, $138 million for development, $145 million for domestic exploration and $30 million for international projects. Acquisitions are opportunistic and are not budgeted under our capital program unless specifically identified at the time the budget is prepared. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. We anticipate that our capital expenditure program for the remainder of 2002 (exclusive of the EEX acquisition and any other acquisitions not included in the initial budget) will be funded principally from cash flow from operations and working capital.

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

PENDING EEX ACQUISITION AND RELATED FINANCING

     On May 29, 2002, we announced our agreement to acquire EEX Corporation, an independent oil and gas exploration and production company with activities focused in Texas, Louisiana and the Gulf of Mexico. The transaction is valued at approximately $650 million, including the assumption of approximately $400 million of debt. We will issue approximately 7.1 million shares of our common stock in the transaction, or approximately 12.4% of our outstanding common stock on a fully diluted basis following the closing of the transaction.

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

     The acquisition is subject to the approval of EEX's common shareholders and other conditions. We expect the transaction to close in late November 2002.

     On August 13, 2002, we completed the issuance of $250,000,000 principal amount of our 8 3/8% Senior Subordinated Notes due 2012 priced with a yield to maturity of 8.50%. The net proceeds from the offering of approximately $241.8 million will be used to repay EEX debt that will become due at the closing of the EEX acquisition and to pay transaction costs associated with the acquisition. Pending the closing of the acquisition of EEX, the net proceeds of the notes (before expenses) have been placed in an escrow account. If the EEX acquisition does not close on or prior to December 31, 2002 or the merger agreement relating to the acquisition of EEX is terminated or abandoned earlier, the funds in the escrow account, together with additional funds we will provide, will be used to redeem all of the notes at a redemption price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of redemption. Interest accruing prior to the closing of the EEX acquisition will be capitalized as a cost of the transaction.

     The notes are unsecured senior subordinated obligations that rank junior in right of payment to all of our present and future senior indebtedness. The indenture governing the notes limits our ability to, among other things, incur additional debt, make restricted payments, pay dividends on or redeem our capital stock, make certain investments, create liens, make certain dispositions of assets, engage in transactions with affiliates and engage in mergers, consolidations and certain sales of assets.

     EEX currently has outstanding $100.8 million of notes that are secured by EEX's interest in certain pipelines and a combination deepwater drilling rig/processing facility located in the Gulf of Mexico. We intend to sell these assets after the closing of the transaction. Pending their sale, the secured notes will remain outstanding. We intend to finance other EEX obligations and remaining transaction costs with borrowings under our existing revolving credit facility. The lenders under our credit facility have agreed that our borrowing base will increase to $730 million upon consummation of the acquisition. The borrowing base will be reduced by 100% of the principal amount of our senior notes ($300 million) and EEX's secured notes and 30% of the principal amount of our senior subordinated notes. Immediately following the acquisition of EEX, we expect to have approximately $108 million of borrowings under our credit facility and money market lines of credit and remaining borrowing capacity of approximately $186 million. Upon the sale of the assets securing EEX's notes, the borrowing base will be reduced by $30 million and the notes must be repaid. To the extent that we receive less than $30 million of net proceeds for these assets, our available borrowing capacity will be reduced.

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

     Please see the discussion and tables in Note 5, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of our hedging contracts as of September 30, 2002 and the fair value of those contracts as of that date.

     Since September 30, 2002, we have entered into the additional natural gas price hedging contracts with respect to our Gulf Coast natural gas production set forth in the table below. We continue to evaluate additional hedging transactions for the remainder of 2002 and future years.

                                                                       NYMEX Contract Price Per MMBtu
                                             -----------------------------------------------------------------------------------
                                                                            Collars
                                                        -------------------------------------------------
                                                              Floors                    Ceilings              Floor Contracts
                                                Swaps   --------------------    -------------------------  ---------------------
                                  Volume in  (Weighted              Weighted                   Weighted                 Weighted
Period and Type of Contract        MMMBtus    Average)     Range     Average       Range        Average      Range       Average
---------------------------       ---------  ---------  ----------  --------    -----------  ------------  -----------  --------

October 2002 - December 2002
   Collar Contracts ............    1,050           --       $4.00     $4.00    $4.69-$4.92         $4.83           --        --
   Floor Contracts .............    2,400           --          --        --             --            --  $4.05-$4.07     $4.06
January 2003 - March 2003
   Price Swap Contracts ........      555        $3.81          --        --             --            --           --        --
   Collar Contracts ............    4,395           --   3.50-4.00      3.96      4.16-4.92          4.73           --        --
April 2003 - June 2003
   Price Swap Contracts ........    2,355         3.96          --        --             --            --           --        --
   Collar Contracts ............      345           --        3.50      3.50           4.16          4.16           --        --
July 2003 - September 2003
   Price Swap Contracts ........    4,155         3.94          --        --             --            --           --        --
   Collar Contracts ............      345           --        3.50      3.50           4.16          4.16           --        --
October 2003 - December 2003
   Price Swap Contracts ........    1,755         3.91          --        --             --            --           --        --
   Collar Contracts ............      345           --        3.50      3.50           4.16          4.16           --        --
January 2004 - December 2005
   Price Swap Contracts ........    4,440         3.81          --        --             --            --           --        --
   Collar Contracts ............    2,760           --        3.50      3.50           4.16          4.16           --        --

     Since September 30, 2002, we have also entered into the additional oil and condensate price hedging contracts with respect to our Gulf Coast oil production set forth in the table below. We continue to evaluate additional hedging transactions for the remainder of 2002 and future years.

                                             NYMEX Contract Price Per Bbl
                                             ----------------------------
                                                                 Swaps
                                              Volume in        (Weighted
Period and Type of Contract                      Bbls           Average)
---------------------------                  ----------        ---------

January 2003 - December 2003
   Price Swap Contracts.................        156,000        $ 25.95
January 2004 - December 2004
   Price Swap Contracts.................         96,000          23.23
January 2005 - December 2005
   Price Swap Contracts.................        204,000          22.63

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

OPERATING ESTIMATES; HEDGING POSITIONS; OPERATING ACTIVITIES

     We continue to maintain our home page located at www.newfld.com. In conjunction with our web page, we also maintain our electronic publication entitled @NFX. @NFX will be periodically published to provide updates on our current operating activities and hedging positions. @NFX also includes our latest publicly announced estimates of expected production volumes, costs and expenses for the then current quarter. All recent editions of @NFX are available on our web page. To receive @NFX directly by email, please forward your email address to pmcknight@newfld.com or visit our web page and sign up.

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

NYMEX.          The New York Mercantile Exchange.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to our chief executive officer and chief financial officer, on a timely basis to allow disclosure as required in this report. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART II

ITEM 5. OTHER INFORMATION

         The certifications by our chief executive officer and chief financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002 have been provided to the Securities and Exchange Commission accompanying this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           None

(b)      Reports on Form 8-K:

         On July 24, 2002, we filed a Current Report on Form 8-K in connection with the announcement of our financial and operating results for the second quarter of 2002 and our operating estimates for the third quarter of 2002.

         On August 5, 2002, we filed a Current Report on Form 8-K that included EEX's consolidated financial statements as of December 31, 2000 and 2001 and as of March 31, 2001 and 2002 as a result of the proposed acquisition of EEX announced on May 29, 2002.

         On August 13, 2002, we filed a Current Report on Form 8-K in connection with our agreement to offer, issue and sell $250 million of our 8 3/8% Senior Subordinated Notes due 2012.

         On August 14, 2002, we filed a Current Report on Form 8-K to furnish copies of the certifications of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 by our Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         On September 27, 2002, we filed a Current Report on Form 8-K to provide a copy of an amendment to our credit agreement entered into in connection with the offering of $250 million of our 8 3/8% Senior Subordinated Notes due 2012 and the proposed acquisition of EEX Corporation.

                                   SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE
                     UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            NEWFIELD EXPLORATION COMPANY

      DATE: NOVEMBER 11, 2002                 BY: /s/ TERRY W. RATHERT
                                     ------------------------------------------
                                                  TERRY W. RATHERT
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                          (AUTHORIZED OFFICER AND PRINCIPAL
                                                 FINANCIAL OFFICER)

                                  CERTIFICATION

I, David A. Trice, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Newfield Exploration Company ("Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

     4. Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect Registrant's ability to record, process, summarize and report financial data and have identified for Registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant's internal controls; and

     6. Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.


Date:  November 11, 2002

                                          /s/ DAVID A. TRICE
                                          --------------------------------------
                                          David A. Trice
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Terry W. Rathert, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Newfield Exploration Company ("Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

     4. Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

               d. all significant deficiencies in the design or operation of internal controls which could adversely affect Registrant's ability to record, process, summarize and report financial data and have identified for Registrant's auditors any material weaknesses in internal controls; and

               e. any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant's internal controls; and

     6. Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.


Date:  November 11, 2002

                                      /s/ TERRY W. RATHERT
                                      ------------------------------------------
                                      Terry W. Rathert
                                      Vice President and Chief Financial Officer