Form 10-K
period 2002-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2003-03-26
CIK 912750

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO        .

                        COMMISSION FILE NUMBER: 1-12534
                          NEWFIELD EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      72-1133047
           (State of incorporation)                 (I.R.S. Employer Identification No.)

     363 NORTH SAM HOUSTON PARKWAY EAST,                           77060
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]    No [ ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,205,061,000 as of June 30, 2002 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

    As of March 14, 2003, there were 52,049,875 shares of the registrant's common stock, par value $0.01 per share, outstanding.

    Documents incorporated by reference: Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held May 1, 2003, which is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
            Strategy..................................................    1
            EEX Acquisition...........................................    2
            Focus Areas...............................................    2
            Plans for 2003............................................    3
            Marketing.................................................    4
            Competition...............................................    4
            Employees.................................................    4
            Regulation and Other Factors Affecting Our Business and
          Financial Results...........................................    4
Item 2.   Properties..................................................    5
            Concentration.............................................    5
            Gulf of Mexico............................................    5
            U.S. Onshore Gulf Coast...................................    5
            Mid-Continent.............................................    5
            International.............................................    5
            Proved Reserves and Future Net Cash Flows.................    6
            Finding and Development Costs.............................    7
            Drilling Activity.........................................    8
            Productive Wells..........................................    9
            Acreage Data..............................................   10
            Title to Properties.......................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Item 4A.  Executive Officers of the Registrant........................   12
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
            Overview..................................................   16
            Results of Operations.....................................   16
            Liquidity and Capital Resources...........................   22
            Contractual Cash Obligations..............................   24
            Stock Repurchase Program..................................   27
            Hedging...................................................   27
            Critical Accounting Policies and Estimates................   30
            New Accounting Standards..................................   33
            Regulation................................................   34
            Other Factors Affecting Our Business and Financial
          Results.....................................................   37
            Forward-Looking Information...............................   41
            Commonly Used Oil and Gas Terms...........................   42
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   44
            Oil and Gas Prices........................................   44
            Interest Rates............................................   44
            Foreign Currency Exchange Rates...........................   44
Item 8.   Financial Statements and Supplementary Data.................   45
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   91

                                                                        PAGE
                                                                        ----
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   91
Item 11.  Executive Compensation......................................   91
Item 12   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   91
Item 13.  Certain Relationships and Related Transactions..............   91
Item 14.  Controls and Procedures.....................................   91

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   91

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

                                     PART I

ITEM 1.  BUSINESS

     We are an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. Our company was founded in 1989 and we acquired our first property in 1990. Our initial focus area was the Gulf of Mexico. In the mid-1990s, we began to expand our operations to other select areas. Our primary areas of operation now include the U.S. onshore Gulf Coast, West Texas, the Anadarko Basin and offshore northwest Australia. Over the last two years, we have acquired significant onshore assets. Today, more than half of our reserves are located onshore in the U.S.

     General information about us can be found at www.newfld.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the SEC.

     At year-end 2002, we had proved reserves of 1.2 Tcfe. Of those reserves:

     - 81% were natural gas;

     - 93% were proved developed;

     - 44% were located in the Gulf of Mexico;

     - 54% were located onshore in the U.S.; and

     - 2% were located offshore Australia.

STRATEGY

     The elements of our growth strategy have remained substantially unchanged since our founding and consist of:

     - balancing our efforts among exploration, the acquisition of proved reserves and the development of proved properties;

     - growing reserves through the drilling of a balanced risk/reward portfolio;

     - focusing on select geographic areas;

     - controlling operations and costs;

     - using 3-D seismic data and other advanced technologies; and

     - attracting and retaining a quality workforce through equity ownership and other performance-based incentives.

     BALANCE. We actively pursue the acquisition of proved oil and gas properties in our existing focus areas and other select geographic areas. The potential to add reserves through the drillbit is a critical consideration in our acquisition screening process. Each year we invest a significant portion of our capital budget in exploration. We also actively look for new drilling ideas on our existing property base and on properties that may be acquired at federal lease sales or by farm-in. Our recent large acquisitions and drilling success provide us with significant development potential.

     DRILLING PROGRAM. The reserves targeted by our drilling program are distributed throughout the risk/reward spectrum. In an effort to manage the risks associated with our strategy to grow our reserves through the drillbit, each year we drill a greater number of lower risk, low to moderate potential prospects and a lesser number of higher risk, higher potential prospects. We have recently complemented our traditional drilling activities on the Gulf of Mexico shelf with two higher potential plays in the Gulf of Mexico -- the deep shelf and deepwater.

     GEOGRAPHIC FOCUS. We believe that our long-term success requires extensive knowledge of the geologic and operating conditions in the areas where we operate. Because of this belief, we focus our efforts on a limited number of geographic areas where we can use our core competencies and have a significant influence on operations. We also believe that geographic focus allows us to make the most efficient use of our capital and personnel.

     CONTROL OF OPERATIONS AND COSTS. In general, we prefer to operate our properties. By controlling operations, we can better manage production performance, control operating expenses and capital expenditures, consider the application of technologies and influence timing. At the end of 2002, we operated about 80% of our total production. In an effort to control costs, we also use independent contractors for much of our domestic offshore operating activities.

     TECHNOLOGY. We use advanced technologies in our exploration and development activities to help reduce risks and lower costs. At February 28, 2003, we held licenses or otherwise had access to 3-D seismic surveys covering approximately 3,500 blocks (about 17 million acres) in the Gulf of Mexico's shallow waters, access to about 1,000 blocks in the deepwater of the Gulf of Mexico, more than 2,500 square miles in southern Louisiana and South Texas, 2,400 square miles in the Anadarko Basin, 350 square kilometers covering the area where we are active offshore China and 17,280 square kilometers in the North Sea. We are planning to shoot 200 square kilometers of seismic on our license area offshore Brazil in late 2003.

     EQUITY OWNERSHIP AND INCENTIVE COMPENSATION. We want our employees to act like owners. To achieve this, we reward and encourage them through equity ownership and incentive compensation based on performance and profitability. A significant portion of our employees' compensation is discretionary and performance-based. As of February 28, 2003, our employees owned or had options to acquire no less than 10% of our outstanding common stock on a fully diluted basis.

EEX ACQUISITION

     Our most significant event in 2002 was the acquisition of EEX Corporation, which closed in late November 2002. At closing, we booked 288 Bcfe of proved reserves as a result of the acquisition. These reserves are concentrated in South Texas. The EEX properties are very complementary to our previously existing South Texas property base. The acquisition tripled our acreage position in South Texas and we now rank as one of the largest producers in the area. We also acquired interests in approximately 60,000 gross mineral acres in southern Louisiana, about 60 lease blocks in the deepwater Gulf of Mexico and 26 lease blocks in shallow water associated with an "ultra-deep" (greater than 20,000 feet) exploration concept known as "Treasure Island."

FOCUS AREAS

     GULF OF MEXICO. We have extensive experience in the Gulf of Mexico and it is where we continue to invest the largest portion of our capital program. The Gulf of Mexico is a prolific oil and gas province, accounting for approximately 25% of domestic natural gas production. It has substantial existing infrastructure, including gathering systems, platforms and pipelines, facilitating cost effective operations and timely development of discoveries. We believe that the Gulf of Mexico has significant remaining undiscovered reserve potential.

     We expect to remain one of the most active drillers in the traditional shallow water plays of the Gulf of Mexico. Our activities here will be complemented by higher risk, higher potential plays in two areas -- the deep shelf and deepwater. We also are evaluating the Treasure Island concept. The ultra-deep targets of this concept are high risk but the potential reserve impact could be significant.

     Traditional Shelf. We consider the traditional shelf generally to be horizons at depths of less than 13,000-15,000 feet located in water depths of generally less than 1,000 feet. We operate about 150 production platforms and utilize this infrastructure to our advantage. Although prospects in the traditional shelf usually offer modest reserve potential, the risks associated with these prospects generally are lower.

     Deep Shelf. We are exploring deeper horizons on the shelf with recent wells drilled to depths of 15,000-20,000 feet. We have drilled five successful deep shelf wells out of eight attempts to date. Our early success in this play is encouraging; however the risk profile of these wells is significantly different than our traditional shelf drilling. Deeper targets are more difficult to detect with traditional seismic processing. Drilling expense and the risk of mechanical failure for these wells are likely to be significantly higher because of the additional drilling depth and conditions such as high temperature and pressure.

     Deepwater. We established a deepwater team in 2001. The risks associated with deepwater operations can be significantly greater than traditional shelf operations. Drilling and development costs may be materially higher and lead times to first production may be much longer. We are focusing on projects near infrastructure and in water depths where development technology is proven. As our knowledge and experience base advances, we will consider moving into deeper waters, toward larger targets and into more remote regions where infrastructure may not exist. Following our acquisition of EEX, we now own an interest in more than 60 deepwater lease blocks in the Gulf of Mexico. We also have made some personnel additions to give us additional expertise in this new effort.

     ONSHORE GULF COAST. We established onshore Gulf Coast operations in 1995. The onshore Gulf Coast is a major focus area for us today, representing about one-third of our total proved reserves and daily production. Our operations are concentrated in South Texas, South Louisiana and the Val Verde Basin in West Texas. Because much of the onshore Gulf Coast has geologic features similar to the Gulf of Mexico, our onshore program benefits from our significant expertise and knowledge base in the Gulf. Over the last two years, we have made significant investments in seismic data. We continue to screen for attractive acquisitions to further expand this focus area.

     MID-CONTINENT. Through an acquisition in January 2001, we added the Mid-Continent as a focus area. About 90% of our proved reserves in the Mid-Continent are located in the Anadarko Basin of Oklahoma. These assets are typically longer-lived and offset our shorter reserve life properties in the Gulf Coast region. We believe that the Anadarko Basin provides an opportunity for future growth. It is a gas-rich province characterized by multiple productive zones and relatively low drilling costs. Like the Gulf of Mexico, it is a mature basin, offering the potential to consolidate properties. We manage our Mid-Continent assets from our Tulsa, Oklahoma office.

     INTERNATIONAL. In the mid-1990s, we began to consider investment in select international areas to provide additional or alternative opportunities and to gain exposure to high potential prospects. We currently own an interest in two undeveloped fields offshore China and two producing oil fields offshore Australia. Our Australian operations are managed by our Perth, Australia office. In 2002, we opened an office in London, England, to pursue opportunities in the North Sea and were the successful bidder on a lease block offshore Brazil. We continue to evaluate and pursue opportunities for expansion in select international areas, particularly in the North Sea.

PLANS FOR 2003

     Our capital budget for 2003 is $450 million, excluding acquisitions. We expect that 55-60% of the budget will be invested in the Gulf of Mexico (including deepwater), 35-40% in the onshore U.S. and the balance in international projects. We plan to drill 100-150 wells in 2003, about half of which will be exploratory.

     GULF OF MEXICO. We plan to remain one of the most active drillers in the traditional shallow water plays of the Gulf of Mexico. More than half of our 2003 capital budget is allocated to the Gulf of Mexico, where we expect to drill 25-35 wells. In addition to 18-25 wells in the traditional shelf, we expect to drill eight to ten wells in the deep shelf and two or three in deepwater.

     ONSHORE GULF COAST. In 2003, we will balance development drilling of lower risk opportunities with some higher risk, higher impact exploration tests. We plan to drill 40-50 wells.

     MID-CONTINENT. Our Mid-Continent drilling program is predominantly comprised of lower risk development wells. In 2003, we expect to drill approximately 40-60 wells.

     INTERNATIONAL. We anticipate that the operator will elect in 2003 to drill one additional appraisal well in each of the CFD 12-1 and CFD 12-1 South Fields in Bohai Bay, offshore China. During 2003, we will continue to evaluate development potential for these fields and for the Montara discovery offshore Australia.

MARKETING

     We market nearly all of our oil and gas production from the properties we operate for both our account and the account of the other working interest owners in these properties. Substantially all of our natural gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at current market prices. Oil sales contracts are short-term and are based upon posted prices plus negotiated bonuses. For a list of purchasers of our oil and gas production that accounted for 10% or more of consolidated revenue for the three preceding calendar years, please see Note 1, "Organization and Summary of Significant Accounting Policies -- Major Customers," to our consolidated financial statements. Because alternative purchasers of oil and gas are readily available, we believe that the loss of any of these purchasers would not have a material adverse effect on us.

COMPETITION

     Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. For a further discussion of this competitive environment, please see the information set forth under the caption "Other Factors Affecting Our Business and Financial Results" in Item 7 of this report.

EMPLOYEES

     At February 28, 2003, we had 488 employees. We believe that our relationships with our employees are satisfactory.

     None of our 368 U.S. and U.K. employees is covered by a collective bargaining agreement. We regularly utilize independent consultants and contractors to perform various professional services, particularly in the areas of acquisition evaluation, construction, design, well site surveillance, permitting and environmental assessment. U.S. offshore field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testing, are generally provided by independent contractors.

     We have 120 employees located in Australia. Our Perth, Australia office employs 25 people to manage our offshore operations. The remaining employees work offshore on our FPSOs. These offshore employees are covered by collective bargaining agreements. At February 28, 2003, there were no significant issues outstanding under our collective bargaining agreements.

REGULATION AND OTHER FACTORS AFFECTING OUR BUSINESS AND FINANCIAL RESULTS

     For a discussion of the significant governmental regulations to which our business is subject and other significant factors that may affect our business, please see the information set forth under the captions "Regulation" and "Other Factors Affecting Our Business and Financial Results" in Item 7 of this report.

ITEM 2. PROPERTIES

CONCENTRATION

     We have diversified our asset base over the last several years. About 44% of our proved reserves are now located in the Gulf of Mexico compared to about 90% just five years ago. In total, 75% of our proved reserves are located in the Gulf of Mexico and coastal regions. While our ten largest properties accounted for approximately 32% of our equivalent proved reserves at year-end 2002, no single property held more than 5% of our proved reserves or more than 4% of the net present value of our proved reserves.

GULF OF MEXICO

     Our properties are in water depths ranging from 45 to more than 6,000 feet. As of December 31, 2002, we owned interests in more than 200 leases (approximately 1.2 million gross acres) and about 310 gross wells. We operated 87% of our proved reserves at December 31, 2002.

U.S. ONSHORE GULF COAST

     We have a significant acreage position along the Texas and Louisiana Coasts. As of December 31, 2002, we owned an interest in nearly 375,000 gross acres and about 435 gross wells. We operated 70% of our proved reserves at December 31, 2002.

MID-CONTINENT

     We have a sizeable presence in the Anadarko Basin, established with an acquisition in early 2001. As of December 31, 2002, we owned an interest in approximately 475,000 gross lease acres, 22,000 gross mineral acres and 1,500 gross wells. We operated about 75% of our proved reserves at December 31, 2002.

INTERNATIONAL

     AUSTRALIA. In 1999, we acquired a 50% interest in two producing oil fields (Jabiru and Challis) and two related FPSOs in the Timor Sea, offshore northwest Australia. Although these fields are on natural decline, they have benefited from our gas lift optimization program and have performed above our original expectations. In late 2001, we acquired by farm-in a 50% interest in a license area about 55 miles southwest of our producing fields. An existing discovery, known as "Montara," is located on the license area. We drilled an appraisal well on this discovery in mid-2002 that tested at a rate of 5,000 Bbls of oil per day. We are evaluating development options for Montara and have not yet booked any proved reserves to this field. In mid-2003, we expect to relinquish our remaining exploration permits in Australia.

     CHINA. We own a 35% interest in Block 05/36 in Bohai Bay, offshore China. Our interest is subject to a 51% reversionary interest held by the Chinese National Offshore Oil Company. The block covers more than 250,000 acres. There currently is no production on the block. Since 2000, we have discovered two fields on the block -- the CFD 12-1 and the CFD 12-1 South. We continue to appraise the fields to determine if commercial oil reserves exist. In 2002, we drilled two appraisal wells in the CFD 12-1 South Field, one of which was a dry hole. The election to drill additional appraisal wells, the determination of commerciality and, if warranted, the development of these non-operated fields, are not within our complete control. We have not booked any proved reserves on these fields to date.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     The following table shows our estimated net proved oil and gas reserves and the present value of estimated future after-tax net cash flows related to such reserves as of December 31, 2002. The present value of estimated future after-tax net cash flows was prepared using year-end oil and gas prices adjusted for the location and quality of the reserves, discounted at 10% per year. Application of year-end prices, as adjusted for location and quality, resulted in weighted average year-end oil and gas prices of $4.74 per Mcf for gas and $29.90 per Bbl for oil. This calculation does not include the effects of hedging.

                                                              PROVED RESERVES
                                                    ------------------------------------
                                                    DEVELOPED   UNDEVELOPED     TOTAL
                                                    ---------   -----------   ----------
UNITED STATES:
  Oil and condensate (MBbls)......................     32,425      1,612          34,037
  Gas (MMcf)......................................    905,062     72,053         977,115
  Total proved reserves (MMcfe)...................  1,099,612     81,725       1,181,337
  Present value of estimated future after-tax net
     cash flows (in thousands)(1).................                            $2,246,960
AUSTRALIA:
  Oil and condensate (MBbls)......................      4,088         --           4,088
  Gas (MMcf)......................................         --         --              --
  Total proved reserves (MMcfe)...................     24,528         --          24,528
  Present value of estimated future after-tax net
     cash flows (in thousands)(1).................                            $   18,350
TOTAL:
  Oil and condensate (MBbls)......................     36,513      1,612          38,125
  Gas (MMcf)......................................    905,062     72,053         977,115
  Total proved reserves (MMcfe)...................  1,124,140     81,725       1,205,865
  Present value of estimated future after-tax net
     cash flows (in thousands)(1).................                            $2,265,310

---------------

(1) For a description of how this measure is determined see "Unaudited Supplementary Oil and Gas Disclosures -- Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves."

     Actual quantities of recoverable oil and gas reserves and future cash flows from those reserves most likely will vary from the estimates set forth above. Reserve and cash flow estimates rely on interpretations of data and require many economic assumptions that may turn out to be inaccurate. For a discussion of these interpretations and assumptions, see "Other Factors Affecting Our Business and Financial Results" and "Forward Looking Statements" under Item 7 of this report.

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

FINDING AND DEVELOPMENT COSTS

     The following table sets forth certain information regarding the costs associated with finding, acquiring and developing our proved oil and gas reserve additions in 2002.

                                                  CAPITALIZED     RESERVES       COST TO
                                                     COSTS        ADDED(1)   FIND AND DEVELOP
                                                 --------------   --------   ----------------
                                                 (IN THOUSANDS)   (MMCFE)       (PER MCFE)
UNITED STATES:
  Acquisitions:
     EEX.......................................     $571,502      287,798       $ 1.99
     Other.....................................       52,069       38,962         1.34
  Drilling.....................................      256,755      142,239         1.81
                                                    --------      -------          ---
       Total...................................      880,326      468,999         1.88
                                                    --------      -------          ---
AUSTRALIA:
  Acquisitions.................................          144           --          N/M(2)
  Drilling(3)..................................       19,840          270        73.48
                                                    --------      -------          ---
       Total...................................       19,984          270        74.01
                                                    --------      -------          ---
OTHER INTERNATIONAL:
  Acquisitions.................................           --           --           --
  Drilling(4)..................................        8,156           --          N/M(2)
                                                    --------      -------          ---
       Total...................................        8,156           --          N/M(2)
                                                    --------      -------          ---
TOTAL:
  Acquisitions.................................      623,715      326,760         1.91
  Drilling.....................................      284,751      142,509         2.00
                                                    --------      -------          ---
       Total...................................     $908,466      469,269       $ 1.94
                                                    ========      =======          ===

---------------

(1) Includes extensions, discoveries and other additions, revisions of previous estimates and purchases of properties but excludes sales of properties.

(2) Not meaningful.

(3) Includes $8.3 million of costs associated with the appraisal of the Montara discovery. Because development options for this discovery are still being evaluated, no reserves have yet been booked.

(4) Includes $4.9 million of costs associated with our exploration efforts in the Bohai Bay, offshore China.

DRILLING ACTIVITY

     The following table sets forth our drilling activity for each year in the three-year period ended December 31, 2002.

                                                   2002           2001           2000
                                               ------------   ------------   ------------
                                               GROSS   NET    GROSS   NET    GROSS   NET
                                               -----   ----   -----   ----   -----   ----
Exploratory wells:
  Productive -- U.S. ........................    23    14.3     31    21.0     19    10.9
  Nonproductive -- U.S. .....................    13     7.8     13     8.8      5     2.4
  Productive -- Australia(1).................    --      --     --      --     --      --
  Nonproductive -- Australia.................     1     0.4      5     1.5      2     1.1
  Productive -- China(1).....................    --      --     --      --     --      --
  Nonproductive -- China.....................     1     0.4      1     0.4     --      --
                                               ----    ----   ----    ----   ----    ----
       Total.................................    38    22.9     50    31.7     26    14.4
                                               ====    ====   ====    ====   ====    ====
Development wells:
  Productive -- U.S. ........................    36    18.0     81    50.2     24    15.0
  Nonproductive -- U.S. .....................     7     4.4     11     6.5      3     2.0
  Nonproductive -- Australia.................    --      --     --      --      2     1.0
                                               ----    ----   ----    ----   ----    ----
       Total.................................    43    22.4     92    56.7     29    18.0
                                               ====    ====   ====    ====   ====    ====

---------------

(1) We drilled one gross (0.5 net) appraisal well in Australia during 2002 and one gross (0.4 net), four gross (1.6 net) and two gross (0.8 net) appraisal wells in China during 2002, 2001 and 2000, respectively, that are not included in the table because the commerciality of these wells had not been determined as of December 31, 2002.

We were in the process of drilling six gross (4.5 net) exploratory wells and four gross (2.9 net) developmental wells in the U.S. at December 31, 2002.

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and gas wells in which we owned an interest as of December 31, 2002 and the location of, and other information with respect to, those wells.

                                                         COMPANY         OUTSIDE          TOTAL
                                                        OPERATED        OPERATED       PRODUCTIVE
                                                          WELLS           WELLS           WELLS
                                                      -------------   -------------   -------------
                                                      GROSS    NET    GROSS    NET    GROSS    NET
                                                      -----   -----   -----   -----   -----   -----
UNITED STATES:
  Offshore Louisiana and Texas:
    Oil.............................................    66     40.0      --      --      66    40.0
    Gas.............................................   148     92.5      94    15.6     242   108.1
  Onshore Louisiana:
    Oil.............................................     1      0.8      --      --       1     0.8
    Gas.............................................     4      2.4      11     1.6      15     4.0
  Onshore Texas:
    Oil.............................................    20     16.1      31     3.0      51    19.1
    Gas.............................................   257    215.1     245   103.6     502   318.7
  Onshore Oklahoma:
    Oil.............................................   167    126.4     608    25.6     775   152.0
    Gas.............................................   252    191.0     312    55.2     564   246.2
  Onshore other domestic:
    Oil.............................................     3      2.0       2     1.1       5     3.1
    Gas.............................................    10      7.6      15     3.1      25    10.7
                                                       ---    -----   -----   -----   -----   -----
  Total domestic:
    Oil.............................................   257    185.3     641    29.7     898   215.0
    Gas.............................................   671    508.6     677   179.1   1,348   687.7
                                                       ---    -----   -----   -----   -----   -----
INTERNATIONAL:
  Offshore Australia:
    Oil.............................................    12      6.0      --      --      12     6.0
                                                       ---    -----   -----   -----   -----   -----
TOTAL:
    Oil.............................................   269    191.3     641    29.7     910   221.0
    Gas.............................................   671    508.6     677   179.1   1,348   687.7
                                                       ---    -----   -----   -----   -----   -----
         Total......................................   940    699.9   1,318   208.8   2,258   908.7
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

ACREAGE DATA

     We own interests in developed and undeveloped oil and gas acreage in various parts of the world. These ownership interests generally take the form of "working interests" in oil and gas leases or licenses that have varying terms. The following table shows certain information regarding our developed and undeveloped lease acreage as of December 31, 2002.

                                              DEVELOPED ACRES       UNDEVELOPED ACRES
                                            -------------------   ---------------------
                                              GROSS       NET       GROSS        NET
                                            ---------   -------   ---------   ---------
UNITED STATES:
  Offshore Louisiana and Texas:
     Shelf................................    650,534   329,672     283,436     159,012
     Deepwater............................         --        --     334,632     113,200
                                            ---------   -------   ---------   ---------
       Total Gulf of Mexico...............    650,534   329,672     618,068     272,212
                                            ---------   -------   ---------   ---------
  Onshore Texas...........................    142,348    76,723     322,409     148,290
  Onshore Louisiana.......................     14,932     9,242      70,318      48,582
  Onshore Oklahoma........................    125,159    60,398     282,758     136,336
  Onshore other domestic..................     14,194     6,036      31,596       7,229
                                            ---------   -------   ---------   ---------
       Total onshore......................    296,633   152,399     707,081     340,437
                                            ---------   -------   ---------   ---------
       Total domestic.....................    947,167   482,071   1,325,149     612,649
                                            ---------   -------   ---------   ---------
INTERNATIONAL:
  Offshore Australia......................    350,635   175,317     433,413     179,543
  Offshore China..........................         --        --     233,510      81,728
  Offshore Brazil.........................         --        --     301,054     301,054
                                            ---------   -------   ---------   ---------
       Total international................    350,635   175,317     967,977     562,325
                                            ---------   -------   ---------   ---------
TOTAL.....................................  1,297,802   657,388   2,293,126   1,174,974
                                            =========   =======   =========   =========

     The table below summarizes by year and geographic area our undeveloped lease or license acreage scheduled to expire in the next five years. We own fee mineral interests in 182,958 gross (77,245 net) undeveloped acres. These interests do not expire.

                                                                 UNDEVELOPED ACRES EXPIRING
                              ------------------------------------------------------------------------------------------------
                                    2003                2004                2005                2006                2007
                              -----------------   -----------------   -----------------   -----------------   ----------------
                               GROSS      NET      GROSS      NET      GROSS      NET      GROSS      NET      GROSS     NET
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   ------
UNITED STATES:
 Offshore Louisiana and
   Texas:
   Shelf....................   34,168    18,443    16,520    16,520    83,416    29,266    70,103    44,123    59,633   31,132
   Deepwater................   40,872     9,721    17,280     3,456    92,160    29,203    77,662    39,417    46,080   20,640
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   ------
     Total Gulf of Mexico...   75,040    28,164    33,800    19,976   175,576    58,469   147,765    83,540   105,713   51,772
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   ------
 Onshore....................   95,133    49,176    91,055    57,870    50,571    32,049     5,772     4,889     1,233    1,205
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   ------
     Total domestic.........  170,173    77,340   124,855    77,846   226,147    90,518   153,537    88,429   106,946   52,977
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   ------
INTERNATIONAL:
 Offshore Australia.........       --        --        --        --   371,638   148,655    61,775    30,888        --       --
 Offshore China.............       --        --   233,510    81,728        --        --        --        --        --       --
 Offshore Brazil............  180,561   180,561        --        --        --        --    60,246    60,246        --       --
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   ------
     Total international....  180,561   180,561   233,510    81,728   371,638   148,655   122,021    91,134        --       --
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   ------
TOTAL.......................  350,734   257,901   358,365   159,574   597,785   239,173   275,558   179,563   106,946   52,977
                              =======   =======   =======   =======   =======   =======   =======   =======   =======   ======

TITLE TO PROPERTIES

     We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry in the case of undeveloped properties, often little investigation of record title is made at the time of acquisition. Investigations are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use, or affect the value, of the properties. Burdens on properties may include:

     - customary royalty interests;

     - liens incident to operating agreements and for current taxes;

     - obligations or duties under applicable laws,

     - development obligations under oil and gas leases; and

     - burdens such as net profits interests.

ITEM 3.  LEGAL PROCEEDINGS

     We have been named as a defendant in certain lawsuits in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages (as of February 28, 2003) of and positions held by our executive officers. Our executive officers serve at the discretion of the Board of Directors.

NAME                                   AGE                      POSITION
----                                   ---                      --------
David A. Trice.......................  54    President and Chief Executive Officer and a
                                             Director
Terry W. Rathert.....................  50    Vice President, Chief Financial Officer and
                                             Secretary
David F. Schaible....................  42    Vice President -- Acquisitions and Development
                                             and a Director
Elliott Pew..........................  48    Vice President -- Exploration
William D. Schneider.................  51    Vice President -- International
Brian L. Rickmers....................  34    Controller and Assistant Secretary
Susan G. Riggs.......................  45    Treasurer

     Each of the executive officers has held the above positions for the past five years, with the exception of the following:

     DAVID A. TRICE was one of our founders. From 1991 to 1997 he served as President and Chief Executive Officer and a Director of Huffco Group, Inc. He rejoined our company in May 1997 as Vice President -- Finance and International. He was appointed President and Chief Operating Officer in May 1999 and to his present position on February 1, 2000. He has served as a director since February 2000.

     DAVID F. SCHAIBLE was added to our Board of Directors in 2002.

     BRIAN L. RICKMERS has served as Controller and Assistant Secretary since May 2001. From February 2000 to May 2001, he served as Assistant Controller. From December 1993, when Mr. Rickmers joined our company, until February 2000, he served as an Accountant and Financial Analyst.

     SUSAN G. RIGGS was named to her present position in August 1999. From May 1997, when Ms. Riggs joined our company, to August 1999, she served as a Financial Analyst.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "NFX." The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the New York Stock Exchange.

                                                               HIGH     LOW
                                                              ------   ------
2001
  First Quarter.............................................  $47.75   $32.50
  Second Quarter............................................   37.80    31.00
  Third Quarter.............................................   36.11    26.25
  Fourth Quarter............................................   37.30    27.00
2002
  First Quarter.............................................   38.20    30.34
  Second Quarter............................................   39.15    34.10
  Third Quarter.............................................   37.49    27.16
  Fourth Quarter............................................   39.24    31.24
2003
  First Quarter (Through March 14, 2003)....................   36.90    31.56

     On March 14, 2003, the last reported sales price of our common stock on the New York Stock Exchange was $32.10 per share.

     As of March 14, 2003, there were approximately 2,100 holders of record of our common stock.

     We have not paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We intend to retain earnings for the future operation and development of our business. Any future cash dividends to holders of our common stock would depend on future earnings, capital requirements, our financial condition and other factors determined by our Board of Directors. The covenants contained in our credit facility and in the indenture governing our 8 3/8% Senior Subordinated Notes due 2012 could restrict our ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED FIVE-YEAR FINANCIAL AND RESERVE DATA

     The following table shows selected consolidated financial data derived from our consolidated financial statements and reserve data derived from our supplementary oil and gas disclosures set forth in Item 8 of this report. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report.

                                                              YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                               2002         2001         2000        1999        1998
                                            ----------   ----------   ----------   ---------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Oil and gas revenues......................  $  661,750   $  749,405   $  526,642   $ 287,889   $ 199,474
                                            ----------   ----------   ----------   ---------   ---------
Operating expenses:
  Lease operating.........................     105,860      102,922       65,372      45,561      35,345
  Production and other taxes..............      17,286       17,523       10,288       2,215          --
  Transportation..........................       5,708        5,569        5,984       5,922       3,789
  Depreciation, depletion and
    amortization..........................     303,274      282,567      191,182     152,644     123,147
  Ceiling test writedown..................          --      106,011          503          --     104,955
  General and administrative(1)...........      56,117       43,955       32,084      16,404      12,070
                                            ----------   ----------   ----------   ---------   ---------
    Total operating expenses..............     488,245      558,547      305,413     222,746     279,306
                                            ----------   ----------   ----------   ---------   ---------
Income (loss) from operations.............     173,505      190,858      221,229      65,143     (79,832)
Other income (expense), net...............     (33,473)     (24,319)     (16,540)    (13,128)     (8,544)
Unrealized commodity derivative income
  (expense)(2)............................     (29,147)      24,821           --          --          --
                                            ----------   ----------   ----------   ---------   ---------
Income (loss) before income taxes.........     110,885      191,360      204,689      52,015     (88,376)
Income tax provision (benefit)............      37,038       67,612       69,980      18,811     (30,677)
                                            ----------   ----------   ----------   ---------   ---------
Income (loss) before cumulative effect of
  change in accounting principle..........  $   73,847   $  123,748   $  134,709   $  33,204   $ (57,699)
Cumulative effect of change in accounting
  principle(2)(3).........................          --       (4,794)      (2,360)         --          --
                                            ----------   ----------   ----------   ---------   ---------
    Net income (loss).....................  $   73,847   $  118,954   $  132,349   $  33,204   $ (57,699)
                                            ==========   ==========   ==========   =========   =========
Earnings per share:
Basic --
  Income (loss) before cumulative effect
    of change in accounting principle.....  $     1.64   $     2.80   $     3.18   $    0.81   $   (1.55)
  Cumulative effect of change in
    accounting principle(2)(3)............          --        (0.11)       (0.05)         --          --
                                            ----------   ----------   ----------   ---------   ---------
  Net income (loss).......................  $     1.64   $     2.69   $     3.13   $    0.81   $   (1.55)
                                            ==========   ==========   ==========   =========   =========
Diluted --
  Income (loss) before cumulative effect
    of change in accounting principle.....  $     1.61   $     2.66   $     2.98   $    0.79   $   (1.55)
  Cumulative effect of change in
    accounting principle(2)(3)............          --        (0.10)       (0.05)         --          --
                                            ----------   ----------   ----------   ---------   ---------
  Net income (loss).......................  $     1.61   $     2.56   $     2.93   $    0.79   $   (1.55)
                                            ==========   ==========   ==========   =========   =========
Weighted average number of shares
  outstanding for basic earnings (loss)
  per share...............................      45,096       44,258       42,333      41,194      37,312
Weighted average number of shares
  outstanding for diluted earnings (loss)
  per share...............................      49,589       48,894       47,228      42,294      37,312
CASH FLOW DATA:
Net cash provided by operating
  activities..............................  $  403,459   $  502,372   $  316,444   $ 184,903   $ 146,575
Net cash used in investing activities.....    (518,113)    (765,822)    (355,547)   (210,817)   (318,991)
Net cash provided by financing
  activities..............................     137,030      273,127       15,933      67,758     164,291

                                                              YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                               2002         2001         2000        1999        1998
                                            ----------   ----------   ----------   ---------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital surplus (deficit).........  $  (56,980)  $   65,573   $   38,497   $  35,202   $  (8,806)
Oil and gas properties, net...............   2,010,005    1,408,579      832,907     644,434     578,002
Total assets..............................   2,315,753    1,663,371    1,023,250     781,561     629,311
Long-term debt............................     709,615      428,631      133,711     124,679     208,650
Convertible preferred securities..........     143,750      143,750      143,750     143,750          --
Stockholders' equity......................   1,009,231      709,978      519,455     375,018     323,948
RESERVE DATA (AT END OF PERIOD):
Proved reserves:
  Oil and condensate (MBbls)..............      38,125       36,342       27,934      25,770      15,171
  Gas (MMcf)..............................     977,115      718,312      519,723     440,173     422,277
  Total proved reserves (MMcfe)...........   1,205,865      936,364      687,327     594,793     513,304
Present value of estimated future
  after-tax net cash flows................  $2,265,310   $  971,518   $2,670,258   $ 732,519   $ 451,156

---------------

(1) General and administrative expense includes stock compensation charges of $2,801, $2,751, $3,047, $1,999 and $2,222 for 2002, 2001, 2000, 1999 and
    1998, respectively. See Note 13, "Stock-Based Compensation -- Restricted Shares," to our consolidated financial statements.

(2) We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 requires us to record all derivative instruments as either assets or liabilities on our balance sheet and measure those instruments at fair value. For all periods prior to January 1, 2001, we accounted for commodity price hedging instruments in accordance with SFAS No. 80. The cumulative effective of the adoption is a reduction in net income of $4.8 million, or $0.10 per diluted share, and is shown as the cumulative effect of change in accounting principle on our consolidated statement of income for the year ended December 31, 2001. On January 1, 2002, we began assessing hedge effectiveness based on the total changes in cash flows on our collar and floor contracts as described by the Derivative Implementation Group (DIG) Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge." Accordingly, we have elected to prospectively record subsequent changes in the fair value of our collar and floor contracts, including changes associated with time value, in accumulated other comprehensive income (loss). Gains or losses on these collar and floor contracts will be reclassified out of other comprehensive income (loss) and into earnings when the forecasted sale of production occurs. The expense recorded in 2002 is associated with the settlement of collar and floor contracts during the year ended December 31, 2002 and primarily reflects the reversal of time value gains of approximately $24.7 million recognized in earnings in 2001, prior to the adoption of DIG Issue G20. Had we applied DIG Issue G20 from the January 1, 2001 adoption date of SFAS 133, our income statement caption "Unrealized commodity derivative income (expense)" would have only reflected $0.5 million and $0.2 million of expense in 2002 and 2001, respectively, representing the ineffective portion of our hedges. As a result, net income would have increased by $18.6 million in 2002 and decreased by $16.3 million in 2001.

(3) We adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000. The adoption of SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at the lower of cost or market, which was a change from our historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 was a reduction in net income of $2.36 million, or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on our consolidated statement of income for the year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas and on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. We use the full cost method of accounting for our oil and gas activities.

     OIL AND GAS PRICES. Prices for oil and gas fluctuate widely. Oil and gas prices affect:

     - the amount of cash flow available for capital expenditures;

     - our ability to borrow and raise additional capital;

     - the amount of oil and gas that we can economically produce; and

     - the accounting for our oil and gas activities.

     We generally hedge a substantial, but varying, portion of our anticipated future oil and gas production to, among other things, reduce our exposure to commodity price fluctuations.

     RESERVE REPLACEMENT. As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and gas reserves.

     SIGNIFICANT ESTIMATES. We believe the most difficult, subjective or complex judgments and estimates we must make in connection with the preparation of our financial statements are:

     - remaining proved oil and gas reserves;

     - timing of our future drilling activities;

     - future costs to develop and abandon our oil and gas properties;

     - allocating the purchase price associated with business combinations; and

     - the valuation of our derivative positions.

     Please see "Critical Accounting Policies and Estimates" and "Other Factors Affecting Our Business and Financial Results" in this Item 7 for a more detailed discussion of the foregoing matters.

RESULTS OF OPERATIONS

     REVENUES. All of our revenues are derived from the sale of our oil and gas production and the settlement of hedging contracts associated with our production. Our revenues may vary significantly from year to year as a result of changes in commodity prices. Revenues for 2002 were 12% lower than 2001 primarily because of lower natural gas prices, a decrease in oil and condensate production and downtime in the Gulf of Mexico associated with Tropical Storm Isidore. The increase in revenues in 2001 when compared to 2000 was primarily due to a 25% increase in production and higher realized natural gas prices.

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
PRODUCTION:
United States:
  Natural gas (Bcf)........................................   144.7    133.2    105.4
  Oil and condensate (MBbls)...............................   5,235    5,522    4,090
  Total (Bcfe).............................................   176.1    166.3    130.0
Australia(1):
  Oil and condensate (MBbls)...............................   1,340    1,476    1,674
Total:
  Natural gas (Bcf)........................................   144.7    133.2    105.4
  Oil and condensate (MBbls)...............................   6,575    6,998    5,764
  Total (Bcfe).............................................   184.1    175.2    140.0
AVERAGE REALIZED PRICES(2):
United States:
  Natural gas (per Mcf)....................................  $ 3.42   $ 4.32   $ 3.56
  Oil and condensate (per Bbl).............................   24.22    24.01    23.33
Australia:
  Oil and condensate (per Bbl).............................  $26.05   $23.96   $30.08
Total:
  Natural gas (per Mcf)....................................  $ 3.42   $ 4.32   $ 3.56
  Oil and condensate (per Bbl).............................   24.60    24.00    25.29
  Natural gas equivalent (per Mcfe)........................    3.56     4.25     3.72

---------------

(1) Represents volumes sold regardless of when produced.

(2) For purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduced the realized price of natural gas by $0.03, $0.03 and $0.04 for the years ended 2002, 2001 and 2000, respectively. The realized price of oil and condensate was reduced by $0.28, $0.24 and $0.27 for the years ended 2002, 2001 and 2000, respectively. Average realized prices include the effects of hedging.

     PRODUCTION. Our total oil and gas production (stated on a natural gas equivalent basis) increased 5% in 2002. Production increased because of acquisitions (including EEX) and successful drilling efforts. These increases were partially offset by our decision to voluntarily curtail approximately one Bcf of production in the first quarter of 2002 in response to low prices and by the shut-in of four Bcfe in the second half of the year in response to storms in the Gulf of Mexico. Gas production in 2001 increased primarily through our acquisition of properties in the Mid-Continent, partially offset by our decision to voluntarily curtail approximately five Bcfe in the fourth quarter of 2001 in response to low commodity prices.

     Natural Gas. Our 2002 natural gas production increased nearly 9% when compared to 2001. The increase was the result of successful drilling in the Gulf of Mexico and Mid-Continent and the acquisition of EEX in late 2002. Partially offsetting this increase was the voluntary curtailment in the first quarter of 2002 in response to low prices and the shut-in during the second half of the year related to storms in the Gulf of Mexico. Our 2001 natural gas production increased 26% over 2000. About half of the production increase in 2001 came from the Mid-Continent acquisition, which closed in January 2001. Our development drilling programs in South Texas and the Gulf of Mexico also were major contributors to our production growth. Gains in production were partially offset by natural declines from other producing properties.

     Crude Oil and Condensate. Our 2002 oil production decreased about 6% when compared to 2001; primarily reflecting natural field declines in Australia and the U.S. Partially offsetting these declines were increases at High Island 474, Viosca Knoll 738 and other Gulf of Mexico fields. Our crude oil production in 2001 increased 21% over 2000 levels. This increase primarily related to our early 2001 acquisition in the Mid-Continent and the success of our drilling efforts, partially offset by natural declines in Australia.

     EFFECT OF HEDGING ON REALIZED PRICES. The following table presents information about the effect of our hedging program on realized prices.

                                                              AVERAGE
                                                          REALIZED PRICES     RATIO OF
                                                          ----------------   HEDGED TO
                                                           WITH    WITHOUT   NON-HEDGED
                                                          HEDGE     HEDGE     PRICE(1)
                                                          ------   -------   ----------
Natural Gas:
  Year ended December 31, 2002..........................  $ 3.42   $ 3.17       108%
  Year ended December 31, 2001..........................    4.32     4.14       104%
  Year ended December 31, 2000..........................    3.56     4.05        88%
Crude Oil and Condensate:
  Year ended December 31, 2002..........................  $24.60   $24.78        99%
  Year ended December 31, 2001..........................   24.00    24.17        99%
  Year ended December 31, 2000..........................   25.29    29.71        85%

---------------

(1) The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

     OPERATING EXPENSES. The following table presents information about our operating expenses for each of the years in the two-year period ended December 31, 2002.

                                          UNIT OF PRODUCTION                    AMOUNT
                                              (PER MCFE)                    (IN THOUSANDS)
                                      --------------------------   --------------------------------
                                       YEAR ENDED                      YEAR ENDED
                                      DECEMBER 31,    PERCENTAGE      DECEMBER 31,       PERCENTAGE
                                      -------------    INCREASE    -------------------    INCREASE
                                      2002    2001    (DECREASE)     2002       2001     (DECREASE)
                                      -----   -----   ----------   --------   --------   ----------
United States:
  Lease operating...................  $0.52   $0.52       --       $ 90,768   $ 85,683        6%
  Production and other taxes........   0.08    0.09      (11%)       13,285     14,424       (8%)
  Transportation....................   0.03    0.03       --          5,708      5,569        2%
  Depreciation, depletion and
     amortization...................   1.68    1.65        2%       295,054    274,893        7%
  General and administrative
     (exclusive of stock
     compensation)..................   0.29    0.24       21%        51,563     39,870       29%
       Total operating..............   2.60    2.53        3%       456,378    420,439        9%
Australia:
  Lease operating...................  $1.88   $1.95       (4%)     $ 15,092   $ 17,239      (12%)
  Production and other taxes........   0.50    0.35       43%         4,001      3,099       29%
  Transportation....................     --      --       --             --         --       --
  Depreciation, depletion and
     amortization...................   1.02    0.87       17%         8,220      7,674        7%
  General and administrative
     (exclusive of stock
     compensation)..................   0.22    0.15       47%         1,753      1,334       31%
       Total operating..............   3.62    3.32        9%        29,066     29,346       (1%)
Total:
  Lease operating...................  $0.57   $0.59       (3%)     $105,860   $102,922        3%
  Production and other taxes........   0.09    0.10      (10%)       17,286     17,523       (1%)
  Transportation....................   0.03    0.03       --          5,708      5,569        2%
  Depreciation, depletion and
     amortization...................   1.65    1.61        2%       303,274    282,567        7%
  General and administrative
     (exclusive of stock
     compensation(1))...............   0.29    0.24       21%        53,316     41,204       29%
       Total operating..............   2.63    2.57        2%       485,444    449,785        8%

---------------

(1) Stock compensation charges were $2,801, or $0.02 per Mcfe, for 2002 and $2,751, or $0.02 per Mcfe, for 2001. Total operating expense inclusive of these charges was $488,245, or $2.65 per Mcfe, for 2002 and $452,536, or $2.58 per Mcfe, for 2001.

     Our total operating expense for 2002, stated on a unit of production basis, increased 2% over 2001. The increase was primarily related to the following items.

     - Lease operating expense during 2001 included a $5.5 million non-recurring expense associated with a workover of a well at South Marsh Island 160. Without the effect of the workover, domestic lease operating expense would have increased 13%, or $0.04 per unit, as a result of several non-routine repairs to gathering lines and other offshore facilities in the Gulf of Mexico and a slight increase in well service costs in the Mid-Continent.

     - Although our domestic production subject to production taxes increased 14% in 2002, our production tax expense decreased because of a 23% drop in natural gas prices for the year.

     - The increase in our DD&A rate was primarily related to the increased cost of reserve additions. The cost of reserve additions was adversely affected by the quantity of proved reserves added and increases in the cost of drilling goods and services and platforms and facilities construction during the first half of 2001. The increase is partially offset by our fourth quarter 2001 ceiling test writedown of our oil and gas properties.

     - General and administrative expense increased primarily because of a growing domestic workforce and the opening of our office in London, England.

     - Maintenance on our FPSOs resulted in higher Australian lease operating expense during 2001. This $2.1 million decrease from 2001 to 2002 was partially offset on a per unit basis by the 9% decrease in production in 2002.

     - Australian capital expenditures are deductible against production taxes otherwise payable. Production taxes are due on a June 30 fiscal year. We accrue production taxes during the tax fiscal year based on our estimate of revenues and capital expenditures for the fiscal year. The estimate of such taxes for the current year reflects lower actual and anticipated future capital expenditures in Australia.

     - The increase in the Australian DD&A rate during 2002 was primarily a result of our unsuccessful exploratory drilling efforts in 2002 and 2001.

     - The significant increase in Australian general and administrative expense for 2002 relates to costs incurred in connection with the relocation of the previous manager of our Australian operations to our Tulsa, Oklahoma office and the relocation of the current manager of our Australian operations from Houston, Texas to Perth, Australia. On a per unit basis, the increase is magnified by the decline in our production in Australia.

     The following table presents information about our operating expenses for each of the years in the two-year period ended December 31, 2001.

                                   UNIT OF PRODUCTION                   AMOUNT
                                       (PER MCFE)                   (IN THOUSANDS)
                               --------------------------   -------------------------------
                                YEAR ENDED                      YEAR ENDED
                               DECEMBER 31,    PERCENTAGE      DECEMBER 31,      PERCENTAGE
                               -------------    INCREASE    ------------------    INCREASE
                               2001    2000    (DECREASE)     2001      2000     (DECREASE)
                               -----   -----   ----------   --------   -------   ----------
UNITED STATES:
  Lease operating............  $0.52   $0.40       30%      $ 85,683   $51,509       66%
  Production and other
     taxes...................   0.09    0.04      125%        14,424     5,643      156%
  Transportation.............   0.03    0.05      (40%)        5,569     5,984       (7%)
  Depreciation, depletion and
     amortization............   1.65    1.41       17%       274,893   183,739       50%
  General and administrative
     (exclusive of stock
     compensation)...........   0.24    0.22        9%        39,870    28,426       40%
       Total operating.......   2.53    2.12       19%       420,439   275,301       53%
AUSTRALIA:
  Lease operating............  $1.95   $1.38       41%      $ 17,239   $13,863       24%
  Production and other
     taxes...................   0.35    0.46      (24%)        3,099     4,645      (33%)
  Transportation.............     --      --       --             --        --       --
  Depreciation, depletion and
     amortization............   0.87    0.74       18%         7,674     7,443        3%
  General and administrative
     (exclusive of stock
     compensation)...........   0.15    0.06      150%         1,334       611      118%
       Total operating.......   3.32    2.64       26%        29,346    26,562       11%
TOTAL:
  Lease operating............  $0.59   $0.47       26%      $102,922   $65,372       57%
  Production and other
     taxes...................   0.10    0.07       43%        17,523    10,288       70%
  Transportation.............   0.03    0.04      (25%)        5,569     5,984       (7%)
  Depreciation, depletion and
     amortization............   1.61    1.37       18%       282,567   191,182       48%
  General and administrative
     (exclusive of stock
     compensation(1))........   0.24    0.21       14%        41,204    29,037       42%
       Total operating.......   2.57    2.16       19%       449,785   301,863       49%

---------------

(1) Stock compensation charges were $2,751, or $0.02 per Mcfe, for 2001 and $3,047, or $0.02 per Mcfe, for 2000. Total operating expense inclusive of these charges was $452,536, or $2.58 per Mcfe, for 2001 and $304,910, or $2.18 per Mcfe, for 2000.

     Our total operating expense (exclusive of the ceiling test writedowns in 2000 and 2001) for 2001, stated on a unit of production basis, increased 19% over 2000 because of higher lease operating, production tax, DD&A and G&A expenses. The reasons for these increases are described below.

     - The increased lease operating expense per Mcfe reflected higher oilfield service costs in all our domestic focus areas and relatively higher Australian lease operating expense associated with the operation and maintenance of our two FPSOs.

     - The increase in production and other taxes was primarily related to higher natural gas prices, our expanding onshore Gulf Coast operations and the acquisition of our Mid-Continent properties in early 2001. The increase was partly offset by resource rent tax in Australia, which was 33% lower in 2001 compared to 2000 due to unsuccessful drilling efforts.

     - The increase in the domestic DD&A rate was primarily related to lower than expected reserve additions from several wells, increases in the cost of drilling goods and services and platforms and facilities construction and the completion of several higher cost wells. The increase in the Australian DD&A rate was primarily a result of our unsuccessful drilling activities in 2000.

     - The increase on a unit of production basis in G&A expense primarily was due to our growing workforce. Performance-based compensation, excluding stock compensation expense, was negatively impacted by the fourth quarter 2001 ceiling test writedown. Performance-based compensation, a component of general and administrative expense, was $11.6 million, or $0.07 per Mcfe, in 2001 compared to $12.8 million, or $0.09 per Mcfe, in 2000.

     WRITEDOWN OF OIL AND GAS PROPERTIES. We did not writedown any of our oil and gas properties in 2002. At December 31, 2002, we had $44.6 million of other international costs that were not subject to amortization. These costs primarily represent our exploration efforts in China's Bohai Bay. We continue to appraise the commerciality of our two field discoveries -- CFD 12-1 and CFD 12-1 South. We have not yet booked any reserves associated with these discoveries. We are not the operator of and do not own a controlling interest in these fields. As a result, we do not control the appraisal and determination of commerciality of these fields. If we determine that one or both of these fields are not commercially viable, we will likely be required to impair the value of our assets in this area.

     At December 31, 2001, the unamortized cost of our domestic oil and gas properties exceeded the cost center ceiling. In accordance with full cost accounting rules, we recorded a domestic ceiling test writedown at December 31, 2001 of $106 million ($68 million after-tax). Based on an interim interpretation from the SEC that is applicable to all companies that use the full cost method of accounting, the full cost ceiling test impairment calculations took into account the effects of hedging. This interim interpretation, which is subject to further consideration by the SEC before it is finalized, requires that certain conditions be met in order to take into account the effects of hedging in the calculation of full cost ceiling test impairment, including that the hedges qualify under SFAS 133 and are documented and designated as such and that the policy be applied on a consistent basis whether or not the hedged price is higher than the current market price. The writedown would have been $184 million ($118 million after-tax) if we had not used hedge adjusted prices.

     INTEREST EXPENSE. The following table presents information about our interest expense for each of the years in the three-year period ended December 31, 2002.

                                                               YEAR ENDED DECEMBER 31,
                                                            -----------------------------
                                                            2002        2001        2000
                                                            -----   -------------   -----
                                                                    (IN MILLIONS)
Gross interest expense....................................  $34.6       $27.9       $14.7
Capitalized interest......................................   (8.8)       (8.9)       (5.4)
                                                            -----       -----       -----
Net interest expense......................................   25.8        19.0         9.3
Distributions on preferred securities.....................    9.3         9.3         9.3
                                                            -----       -----       -----
          Total interest expense and distributions........  $35.1       $28.3       $18.6
                                                            =====       =====       =====

     In 2002, interest expense increased in part because of higher debt levels outstanding under our credit arrangements. Interest expense also increased as a result of debt incurred in connection with EEX acquisition in late November 2002. In August 2002, we issued $250 million principal amount of our 8 3/8% Senior Subordinated Notes due 2011 to finance a portion of the acquisition. Interest that accrued prior to the closing of the acquisition was capitalized as a cost of the transaction. Following the acquisition, EEX retained the obligations associated with its secured notes (which accrue interest at rate of 7.54% per year) and a forward gas sales contract valued at approximately $60 million with an effective interest rate of 9.5% per year. In 2001, total interest expense was higher than 2000 due to borrowings related to our acquisition in the Mid-Continent and the issuance of $175 million principal of our 7 5/8% Senior Notes in February 2001. In 2000, our interest expense included interest from borrowings in January 2000 to finance our acquisition of three producing properties in South Texas for $139 million.

     UNREALIZED COMMODITY DERIVATIVE INCOME (EXPENSE). As a result of our adoption of SFAS No. 133 effective January 1, 2001, we are now required to record all derivative instruments on the balance sheet at fair value. The $24.8 million of unrealized income for the year ended December 31, 2001 primarily reflects the change in the time value of our open hedging contracts. In 2002, the unrealized expense of $29.1 million represents the settlement of those same hedging contracts and primarily reflects the reversal of the time value gains that were previously recognized during 2001.

     TAXES. The effective tax rate for the years ended December 31, 2002, 2001 and 2000 was 33%, 35% and 34%, respectively. The effective tax rate in 2002 was less than the statutory tax rate primarily due to a $3.1 million tax benefit resulting from revised tax legislation enacted in Australia in 2002. The effective tax rate was less than the statutory tax rate in 2000 because the valuation allowance on our Australian net operating loss carryforwards was reduced by $2.3 million primarily as a result of a substantial increase in estimated taxable income. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW FROM OPERATIONS.

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

     Based on current commodity prices and our hedges, we currently anticipate that our cash flow will exceed our capital budget (which excludes acquisitions) by more than $100 million in 2003. This excess should allow us to pay down debt and other obligations or repurchase shares of our common stock during the year.

     CREDIT ARRANGEMENTS. We maintain our reserve-based revolving credit facility with Chase Manhattan Bank, as agent. The banks participating in the facility have committed to lend us up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The borrowing base is reduced by the principal amount of outstanding senior notes ($300 million at March 14, 2003), 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $75 million at March 14, 2003), the outstanding principal amount of the secured notes ($46 million at March 14, 2003) and an agreed valuation for the gas sales obligation ($72.5 million at March 14, 2003). The borrowing base will be redetermined at least semi-annually and, after reduction for the foregoing items, was $236.5 million at March 14, 2003. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on January 23, 2004. We expect to complete an amendment of the facility during the first quarter of 2003 that would extend the maturity to January 23, 2005.

     We also have money market lines of credit with various banks in an amount limited by our credit facility to $40 million. At March 14, 2003, we had outstanding borrowings under our credit facility of $130 million and outstanding borrowings under our money market lines of $4 million. Consequently, at March 14, 2003, we had approximately $142.5 million of available capacity under our credit arrangements.

     At December 31, 2002 and 2001, the interest rate was 2.737% and 3.25%, respectively, for LIBOR based loans under our credit facility and 2.615% and 3.00%, respectively, for the loans outstanding under our money market lines of credit.

     WORKING CAPITAL. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. Generally, we use excess cash to pay down borrowings under our credit arrangements. As a result, we often have a working capital deficit or a relatively small amount of positive working capital. We had a working capital deficit of $57.0 million as of December 31, 2002. This compares to a working capital surplus of $65.6 million at the end of 2001 and $38.5 million at the end of 2000. Our 2002 working capital deficit included an $11.2 million note payment due January 2003 and accrued severance costs associated with the EEX acquisition.

     CASH FLOWS FROM OPERATIONS. Our net cash flows from operations in 2002 declined 20% when compared to 2001. The decrease is primarily due to lower gas prices and higher general and administrative expenses, partially offset by higher production volumes. Our net cash flows from operations were $502.4 million in 2001 and $316.4 million in 2000. The increase in 2001 over 2000 is primarily attributable to higher commodity prices and increased production volumes, offset by increased operating expenses.

     CAPITAL EXPENDITURES. Our 2002 capital spending was $908 million, a 6% increase over the previous year. The largest component of our capital spending was the $571 million EEX acquisition. In 2002, we also invested $150 in U.S. development, $106 million in domestic exploration, $53 million in other domestic acquisitions and $28 million internationally. In 2001, our capital spending totaled $855 million, including $435 million in acquisitions. The largest component of acquisition spending was our first quarter acquisition in the Mid-Continent. In 2001, we invested $302 million in development, $97 million in domestic exploration and $21 million internationally. Total spending in 2000 was $379 million. Our 2000 capital spending program included $139 million for acquisitions, $129 million for development, $91 million for domestic exploration and $20 million for international activities.

     We budgeted $450 million for capital spending, excluding uncompleted acquisitions, in 2003. We expect that 55-60% of this budget will be invested in the Gulf of Mexico (including deepwater), 35-40% in onshore U.S. and the balance in international projects. We anticipate that our capital expenditure budget for 2003 will be funded from cash flow from operations. To the extent that cash receipts during the year are slower than capital needs, we will make up the short fall with borrowings under our credit arrangements. Actual levels of capital expenditures may vary significantly due to many factors, including the extent to which proved properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. Historically, we have completed several acquisitions of varying sizes each year. Depending on the timing of an acquisition, we may spend additional capital during the year of acquisition for drilling and development activities on the acquired properties.

CONTRACTUAL CASH OBLIGATIONS

     The table below summarizes our significant contractual cash payment obligations and commitments, other than hedging contracts, by maturity as of December 31, 2002. Hedging contracts are excluded because they are sensitive to future changes in commodity prices and other factors. See "Hedging" below.

                                                       LESS THAN     1-3       4-5      MORE THAN
                                             TOTAL      1 YEAR      YEARS     YEARS      5 YEARS
                                            --------   ---------   -------   --------   ---------
                                                               (IN THOUSANDS)
Debt:
  Bank revolving credit facility..........  $ 28,000    $    --    $28,000   $     --   $     --
  Money market lines of credit(1).........     8,000      8,000         --         --         --
  7.45% Senior Notes due 2007.............   125,000         --         --    125,000         --
  7 5/8% Senior Notes due 2011............   175,000         --         --         --    175,000
  8 3/8% Senior Subordinated Notes due
     2012.................................   250,000         --         --         --    250,000
  Secured Notes due 2009(2)...............    77,178     11,215     23,459     26,944     15,560
  Gas sales obligation(1).................    60,005     33,003     27,002         --         --
                                            --------    -------    -------   --------   --------
     Total debt...........................   723,183     52,218     78,461    151,944    440,560
Other commitments:
  Operating leases(3).....................    20,521      6,137      9,484      4,900         --
  Convertible trust preferred
     securities...........................   143,750         --         --         --    143,750
                                            --------    -------    -------   --------   --------
     Total other commitments..............   164,271      6,137      9,484      4,900    143,750
                                            --------    -------    -------   --------   --------
     Total contractual cash obligations
       and other commitments..............  $887,454    $58,355    $87,945   $156,844   $584,310
                                            ========    =======    =======   ========   ========

---------------

(1) Our capacity under our credit facility is available to repay current amounts due under the gas sales obligation and our money market lines of credit and, therefore, these obligations have been classified as long-term on our consolidated balance sheet.

(2) The principal payment on the secured notes of $11.2 million due and paid in January 2003 is classified on our consolidated balance sheet as a current liability.

(3) See Note 16, "Commitment and Contingencies -- Lease Commitments," to our consolidated financial statements.

     CREDIT ARRANGEMENTS. Please see "Liquidity and Capital Resources -- Credit Arrangements" in this Item 7 for a description of our bank revolving credit facility and money market lines of credit.

     SENIOR NOTES. In February 2001, we issued $175 million aggregate principal amount of our 7 5/8% Senior Notes due 2011 priced (at 99.931% of par) with a yield to maturity of 7.635%. Net proceeds from the offering of $173.1 million were used to repay outstanding indebtedness under our revolving credit facility incurred in connection with our January 2001 Mid-Continent acquisition. In October 1997, we issued $125 million aggregate principal amount of our 7.45% Senior Notes due 2007. Interest on our senior notes is payable semi-annually.

     Our senior notes are unsecured and unsubordinated obligations and rank equally with all of our other existing and future unsecured and unsubordinated obligations. We may redeem some or all of our senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing our senior notes contain covenants that limit our ability to, among other things:

     - incur debt secured by certain liens;

     - enter into sale/leaseback transactions; and

     - enter into merger or consolidation transactions.

The indentures also provide that if any of our subsidiaries guarantee any of our indebtedness at any time in the future, then we will cause our senior notes to be equally and ratably guaranteed by that subsidiary.

     SENIOR SUBORDINATED NOTES. On August 13, 2002, we sold $250 million aggregate principal amount of our 8 3/8% Senior Subordinated Notes due 2012 priced with a yield to maturity of 8.50%. The net proceeds from the offering of approximately $241.8 million were used to repay EEX debt that became due at the closing of the acquisition and to pay transaction costs. Interest on the notes is payable semi-annually. Interest accruing prior to the closing of the EEX acquisition was capitalized as a cost of the transaction. The notes are unsecured senior subordinated obligations that rank junior in right of payment to all of our present and future senior indebtedness. We may redeem some or all of the notes at any time on or after August 15, 2007 at a redemption price stated in the indenture governing the notes. Prior to August 15, 2007, we may redeem all but not part of the notes at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, before August 15, 2005, we may redeem up to 35% of the original principal amount of the notes with the net cash proceeds of certain sales of our common stock at 108.375% of the principal amount plus accrued and unpaid interest to the date of redemption.

     The indenture governing our senior subordinated notes limits our ability to, among other things:

     - incur additional debt;

     - make restricted payments;

     - pay dividends on or redeem our capital stock;

     - make certain investments;

     - create liens;

     - make certain dispositions of assets;

     - engage in transactions with affiliates; and

     - engage in mergers, consolidations and certain sales of assets.

     SECURED NOTES. In the second quarter of 2001, EEX assumed the obligations under the secured notes in connection with the termination of two leveraged leasing arrangements. The notes accrue interest at a rate of 7.54% per year and are secured by the floating production system and pipelines described in Note 4, "Oil and Gas Assets -- Assets Held for Sale," to our consolidated financial statements. Redemption of the notes prior to 2006 may require us to pay make-whole premiums. Principal is payable in annual installments on January 2 of each year (except 2006) with the final installment due in 2009.

     The following is a summary of principal amounts by year of maturity at December 31, 2002 (in thousands):

2003........................................................  $ 11,215
2004........................................................    12,093
2005........................................................    11,366
2006........................................................        --
2007........................................................    12,067
Thereafter..................................................    30,437
                                                              --------
  Total secured notes.......................................  $ 77,178
Less current maturities.....................................   (11,215)
                                                              --------
  Total long-term secured notes.............................  $ 65,963
                                                              ========

     GAS SALES OBLIGATION. In 1999, EEX entered into a gas forward sales contract with Bob West Treasure L.L.C. (BWT), an affiliate of Enron Corporation,. Pursuant to the gas sales contract, EEX committed to deliver approximately 50 Bcfe of production to BWT in exchange for proceeds of $105 million. BWT receives an adjusted market price as the volumes are delivered. EEX also has an obligation to market the delivered volumes of gas for BWT. Under the terms of the gas sales contract, EEX is required to make a cash payment if the committed gas volumes are not delivered. Additionally, BWT holds liens on certain of EEX's oil and gas properties as security if the committed gas volumes are not delivered or the cash payments are not made.

     Payments under the gas sales contract are amortized as the underlying gas is delivered under the interest method using an interest rate of 9.5%. As of December 31, 2002, the unamortized balance was approximately $60 million and the fair value of the remaining obligation was approximately $64.5 million. The interest portion of the payment is included as a component of interest expense in our consolidated income statement.

     EEX also guaranteed BWT's performance under certain swap agreements between BWT and Enron entered into concurrently with the gas sales contract. If BWT fails to make payments under the swap agreements, EEX must perform under the guarantee by paying Enron on BWT's behalf. The maximum amount that EEX could be required to pay under this guarantee is not determinable and would depend on the settlement value of the swaps at the time of any BWT default. BWT, which is outside of the Enron bankruptcy proceedings, continues to meet its contractual obligations under its swap agreements and, therefore, EEX has not been required to perform under this guarantee.

     On March 6, 2003, we reached an agreement with BWT, certain lenders and insurers of BWT and the unsecured creditors committee of Enron to terminate EEX's gas sales contract. The agreement, which is subject to the final approval of the Enron bankruptcy court, provides for the termination of the gas sales contract, the swaps entered into in connection with the gas sales contract and any other agreements between EEX, BWT and Enron related to the gas sales contract, including the guarantee and all liens and other security interests on EEX's properties, in exchange for a payment to BWT representing:

     - the remaining unamortized obligation under the gas sales contract;

     - the fair market value of the swaps;

     - an agreed upon value of $0.5 million for BWT's limited membership interest in an EEX subsidiary that BWT acquired in conjunction with the gas sales contract.

     CONVERTIBLE TRUST PREFERRED SECURITIES. In August 1999, a subsidiary of our company that is a Delaware business trust issued $143.75 million (2.875 million securities having a liquidation preference of $50 each) of 6.5% Cumulative Quarterly Income Convertible Preferred Securities, Series A. The proceeds from the issuance of these securities (commonly referred to as trust preferred securities) were used to purchase $143.75 million of our company's 6.5% Junior Subordinated Convertible Debentures due 2029. The interest terms and payment dates of the debentures correspond to the distribution terms of the trust preferred securities. The debentures are eliminated in our consolidated financial statements. The trust preferred securities accrue and pay distributions quarterly in arrears at a rate of 6.5% per annum on the stated liquidation of the securities. The trust preferred securities are convertible at the option of the holder at any time into our common stock at the rate of 1.3646 shares of our common stock per trust preferred security -- the equivalent of a conversion price of $36.64 per share of our common stock. The trust preferred securities are mandatorily redeemable upon maturity of the debentures in August 2029, and on a proportionate basis to the extent of any earlier redemption of the debentures by us. The debentures are redeemable by us at any time. For a more detailed description of the trust preferred securities, see Note 9, "Convertible Preferred Securities of Newfield Financial Trust I," to our consolidated financial statements.

STOCK REPURCHASE PROGRAM

     On May 4, 2001, we announced that our Board of Directors authorized the expenditure of up to $50 million to repurchase shares of our common stock. Through December 31, 2001, we had purchased 823,000 shares for total consideration of $24.7 million at an average of $29.97 per share. During 2002, no shares were purchased under this program. In February 2003, our Board of Directors authorized the expenditure of up to $50 million from that date forward to repurchase shares of our common stock. As a result, additional repurchases may be effected from time to time in accordance with applicable securities laws through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, purchases will be at times and in amounts, as we deem appropriate. As of February 28, 2003, no shares had been purchased during the first quarter of 2003.

HEDGING

     We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 18-24 months as part of our risk management program. We use hedging to reduce price volatility, help ensure that we have adequate cash flow to fund our capital programs and manage price risks and return on some of our acquisitions. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. Approximately 84% of our 2002 production was subject to hedge positions. In 2001, 68% of our production was subject to hedge positions, compared to 45% in 2000. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. At December 31, 2002, Bank of Montreal, Morgan Stanley and J Aron & Company were the counterparties with respect to 61% of our future hedged production. Such contracts are accounted for as derivatives in accordance with SFAS No. 133. Please see the discussion in Note 5, "Commodity Derivative Instruments and Hedging Activities" to our consolidated financial statements appearing in this report.

     NATURAL GAS. As of December 31, 2002, we held the commodity derivative instruments set forth in the table below as cash flow hedges of the forecasted sale of our U.S. natural gas production for 2003 through 2005. This table includes hedges that were entered into by EEX prior to its acquisition.

                                                         NYMEX CONTRACT PRICE PER MMBTU
                                         ---------------------------------------------------------------
                                                                           COLLARS
                                                     ---------------------------------------------------
                                                              FLOORS                    CEILINGS
                                           SWAPS     ------------------------   ------------------------      FAIR VALUE
        PERIOD AND           VOLUME IN   (WEIGHTED                   WEIGHTED                   WEIGHTED   ASSET (LIABILITY)
     TYPE OF CONTRACT         MMMBTUS    AVERAGE)        RANGE       AVERAGE        RANGE       AVERAGE      (IN MILLIONS)
     ----------------        ---------   ---------   -------------   --------   -------------   --------   -----------------
January 2003 - March 2003
  Price swap contracts.....    14,055      $3.82                --       --                --       --          $(14.0)
  Collar contracts.........    10,245         --     $3.50 - $4.00    $3.79     $4.16 - $5.00    $4.71            (3.1)
April 2003 - June 2003
  Price swap contracts.....    13,660       3.71                --       --                --       --            (9.7)
  Collar contracts.........     7,395         --      3.50 - 4.00      3.67      3.90 - 5.03      4.70            (1.6)
July 2003 - September 2003
  Price swap contracts.....    13,275       3.69                --       --                --       --            (8.3)
  Collar contracts.........     4,095         --      3.50 - 4.00      3.79      3.90 - 5.03      4.54            (1.2)
October 2003 - December
  2003
  Price swap contracts.....     9,225       3.61                --       --                --       --            (7.5)
  Collar contracts.........     2,095         --      3.50 - 4.00      3.60      3.90 - 5.03      4.22            (1.3)
January 2004 - December
  2004
  Price swap contracts.....     2,220       3.81                --       --                --       --            (1.0)
  Collar contracts.........     1,380         --         3.50          3.50         4.16          4.16            (0.6)
January 2005 - December
  2005
  Price swap contracts.....     2,220       3.81                --       --                --       --            (0.3)
  Collar contracts.........     1,380         --         3.50          3.50         4.16          4.16            (0.4)
                                                                                                                ------
                                                                                                                $(49.0)
                                                                                                                ======

     Between December 31, 2002 and March 14, 2003, we entered into the additional natural gas price hedging contracts set forth in the table below. The addition of these hedges, along with those already in place, resulted in approximately 77% of our 2003 forecasted natural gas production being hedged. We continue to evaluate additional hedging transactions.

                                                                         NYMEX CONTRACT PRICE PER MMBTU
                                               ----------------------------------------------------------------------------------
                                                                             COLLARS
                                                           -------------------------------------------
                                                                FLOORS                CEILINGS               FLOOR CONTRACTS
                                                 SWAPS     ----------------   ------------------------   ------------------------
           PERIOD AND              VOLUME IN   (WEIGHTED           WEIGHTED                   WEIGHTED                   WEIGHTED
        TYPE OF CONTRACT            MMMBTUS    AVERAGE)    RANGE   AVERAGE        RANGE       AVERAGE        RANGE       AVERAGE
        ----------------           ---------   ---------   -----   --------   -------------   --------   -------------   --------
February 2003 - March 2003
  Collar contracts...............     1,500         --     $4.50    $4.50     $6.08 - $6.10    $6.08                --       --
April 2003 - June 2003
  Price swap contracts...........     1,350      $4.88       --        --                --       --                --       --
  Collar contracts...............     5,490         --     4.50      4.50      4.90 - 5.63      5.27                --       --
  Floor contracts................    14,500         --       --        --                --       --     $4.85 - $4.88    $4.87
July 2003 - September 2003
  Price swap contracts...........     2,100       4.75       --        --                --       --                --       --
  Collar contracts...............     5,490         --     4.50      4.50      4.90 - 5.63      5.27                --       --
  Floor contracts................    15,000         --       --        --                --       --      4.85 - 4.88      4.87
October 2003 - December 2003
  Price swap contracts...........       700       4.75       --        --                --       --                --       --
  Collar contracts...............     2,300         --     4.50      4.50      5.20 - 5.63      5.45                --       --
  Floor contracts................     5,000         --       --        --                --       --      4.85 - 4.88      4.87

     We believe there is no material basis risk with respect to our natural gas price hedging contracts because substantially all our hedged natural gas production is sold at market prices that historically have highly correlated to the settlement price.

     OIL AND CONDENSATE. As of December 31, 2002, we held the commodity derivative instruments set forth in the table below as cash flow hedges of the forecasted sale of our U.S. Gulf Coast oil production for 2003 through 2005.

                                                                 NYMEX CONTRACT PRICE PER BBL
                                      ----------------------------------------------------------------------------------
                                                                        COLLARS
                                                  ----------------------------------------------------
                                                           FLOORS                    CEILINGS           FLOOR CONTRACTS
                                        SWAPS     -------------------------  -------------------------  ----------------
       PERIOD AND         VOLUME IN   (WEIGHTED                    WEIGHTED                   WEIGHTED          WEIGHTED
    TYPE OF CONTRACT        BBLS      AVERAGE)         RANGE       AVERAGE        RANGE       AVERAGE   RANGE   AVERAGE
    ----------------      ---------   ---------   ---------------  --------  ---------------  --------  ------  --------
January 2003 - March
  2003
  Price swap
    contracts...........   414,000     $25.99           --            --           --            --       --       --
  Collar contracts......   270,000         --     $20.00 - $24.00   $22.00   $27.46 - $28.25   $27.77     --       --
  Floor contracts.......   135,000         --           --            --           --            --     $21.15   $21.15
April 2003 - June 2003
  Price swap
    contracts...........   272,000      25.97           --            --           --            --       --       --
  Collar contracts......   496,000         --      20.00 - 24.00    22.09     27.25 - 28.25    27.66      --       --
July 2003 - September 2003
  Price swap
    contracts...........   259,000      25.58           --            --           --            --       --       --
  Collar contracts......   530,000         --      22.00 - 24.00    22.35     26.35 - 28.25    27.48      --       --
October 2003 - December 2003
  Price swap
    contracts...........   144,000      25.55           --            --           --            --       --       --
  Collar contracts......   330,000         --      22.00 - 23.00    22.32     26.35 - 27.75    27.30      --       --
January 2004 - December 2004
  Price swap
    contracts...........    96,000      23.23           --            --           --            --       --       --
  Collar contracts......   180,000         --          22.00        22.00         26.35        26.35      --       --
January 2005 - December 2005
  Price swap
    contracts...........   204,000      22.63           --            --           --            --       --       --


                          FAIR VALUE
                             ASSET
                          (LIABILITY)
       PERIOD AND             (IN
    TYPE OF CONTRACT       MILLIONS)
    ----------------      -----------
January 2003 - March
  2003
  Price swap
    contracts...........     $(1.7)
  Collar contracts......      (0.8)
  Floor contracts.......       0.2
April 2003 - June 2003
  Price swap
    contracts...........      (0.4)
  Collar contracts......      (0.9)
July 2003 - September 20
  Price swap
    contracts...........        --
  Collar contracts......      (0.3)
October 2003 - December
  Price swap
    contracts...........      (0.1)
  Collar contracts......        --
January 2004 - December
  Price swap
    contracts...........        --
  Collar contracts......        --
January 2005 - December
  Price swap
    contracts...........      (0.1)
                             -----
                             $(4.1)
                             =====

     Between December 31, 2002 and March 14, 2003 we have entered into additional oil price hedging contracts with respect to our Gulf Coast oil production set forth in the table below. The addition of these hedges, along with those already in place, resulted in approximately 59% of our budgeted domestic oil production being hedged through December 2003. We continue to evaluate additional hedging transactions for 2003 and future years.

                                                           NYMEX CONTRACT PRICE PER BBL
                                               -----------------------------------------------------
                                                                      COLLARS
                                               -----------------------------------------------------
                                                        FLOORS                     CEILINGS
                                               -------------------------   -------------------------
           PERIOD AND              VOLUME IN                    WEIGHTED                    WEIGHTED
        TYPE OF CONTRACT             BBLS          RANGE        AVERAGE        RANGE        AVERAGE
        ----------------           ---------   --------------   --------   --------------   --------
March 2003
  Collar contracts...............    30,000            $22.00    $22.00            $28.00    $28.00
April 2003 - June 2003
  Collar contracts...............   135,000     22.00 - 23.00     22.33     28.00 - 29.70     28.57
July 2003 - September 2003
  Collar contracts...............   177,000     22.00 - 24.00     23.07     28.00 - 29.70     28.71
October 2003 - December 2003
  Collar contracts...............   297,000     22.00 - 24.00     23.64     28.00 - 29.70     28.43
January 2004 - June 2004
  Collar contracts...............   585,000     22.00 - 24.00     22.90     26.04 - 29.70     27.41

     Because substantially all of our U.S. Gulf Coast oil production is sold at current market prices that historically have highly correlated to the NYMEX West Texas Intermediate price, we believe that we have no material basis risk with respect to these transactions. The actual cash price we receive, however, generally is about $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences. Our Australian production is not hedged.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Described below are the most significant policies we apply in preparing our financial statements, some of which are subject to alternative treatments under generally accepted accounting principles. We also describe the most significant estimates and assumptions we make in applying these policies. The accuracy of our estimates and assumptions are sensitive to material changes in the future due to various factors, many of which are beyond our control.

     For discussion purposes, we have divided our significant policies into three categories. Set forth below is an overview of each of our significant accounting policies by category.

     - WE ACCOUNT FOR OUR OIL AND GAS ACTIVITIES UNDER THE FULL COST
       METHOD. This method of accounting requires the following significant estimates:

        - remaining proved oil and gas reserves;

        - costs withheld from amortization; and

        - future costs to develop and abandon our oil and gas properties.

     - ACCOUNTING FOR BUSINESS COMBINATIONS REQUIRES ESTIMATES AND ASSUMPTIONS regarding the allocation of the purchase price.

     - ACCOUNTING FOR HEDGING ACTIVITIES REQUIRES ESTIMATES AND ASSUMPTIONS regarding the valuation of hedge positions.

  OIL AND GAS ACTIVITIES

     Accounting for oil and gas activities is subject to special, unique rules. Two generally accepted methods for accounting for oil and gas activities are available -- successful efforts and full cost. The most significant differences between these two methods are the treatment of exploration costs and the manner in which the carrying value of oil and gas properties are amortized and evaluated for impairment. The successful efforts method requires exploration costs to be expensed as they are incurred while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.

     FULL COST METHOD. We use the full cost method of accounting for our oil and gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers (the amortization base) that are established on a country-by-country basis. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Capitalized costs also include salaries, employee benefits, costs of consulting services and other expenses that are directly related to our oil and gas activities. Interest costs related to unproved properties and properties under development also are capitalized. Costs associated with production and general corporate activities are expensed in the period incurred. The capitalized costs of our oil and gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves. Amortization is calculated separately on a country-by-country basis.

     PROVED OIL AND GAS RESERVES. Our engineering estimates of proved oil and gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and gas reserves are the estimated quantities of natural gas and crude oil reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

     Depreciation, Depletion and Amortization. The quantities of estimated proved oil and gas reserves are a significant component of our calculation of depletion expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test writedown.

     Full Cost Ceiling Limitation. Under the full cost method, we are subject to quarterly calculations of a "ceiling" or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence and result in lower amortization expense in future periods. The ceiling limitation is applied separately for each country in which we have oil and gas properties. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Given the volatility of natural gas and oil prices, it is reasonably possible that our estimate of discounted future net cash flows from proved reserves will change in the near term. If natural gas and oil prices decline, even if for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that writedowns of our oil and gas properties could occur in the future.

     While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The future net revenues associated with our estimated proved reserves are not based on our assessment of future prices or costs. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a writedown if prices increase subsequent to the end of a quarter in which a writedown might otherwise be required. Based on an interim interpretation from the SEC, the full cost ceiling test impairment calculations may take into consideration the effects of hedging if certain conditions are met. See "Results of Operations -- Writedown of Oil and Gas Properties" in this Item 7.

     COSTS WITHHELD FROM AMORTIZATION. Unevaluated costs are excluded from our amortization base until we have evaluated the properties associated with these costs. The costs associated with unevaluated leasehold acreage, unamortized seismic data, wells currently drilling and capitalized interest are initially excluded from our amortization base. Leasehold costs are either transferred to our amortization base with the costs of drilling a well on the lease or are assessed quarterly for possible impairment or reduction in value. Leasehold costs are transferred to our amortization base to the extent a reduction in value has occurred or a charge is made against earnings if the costs were incurred in a country for which a reserve base has not been established. If a reserve base for a country in which we are conducting operations has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

     Our decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and results of drilling on adjacent acreage. At December 31, 2002, we had approximately $269 million of costs excluded from our amortization base. Because the application of the full cost ceiling test at December 31, 2002 resulted in a significant excess of the cost-center ceiling over the carrying value of our oil and gas properties, inclusion of some or all of our unevaluated property costs in our amortization base, without adding any associated reserves, would not have resulted in a ceiling test writedown. However, our future depletion rate will increase to the extent such costs are transferred without any associated reserves.

     FUTURE DEVELOPMENT AND ABANDONMENT COSTS. Future development costs include costs incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our offshore production platforms, FPSOs, gathering systems, wells and related structures and restoration costs of land and seabed. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically occur many years in the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technologies and the future political and regulatory environment.

  ALLOCATION OF PURCHASE PRICE IN BUSINESS COMBINATIONS

     As part of our growth strategy, we actively pursue the acquisition of oil and gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed are subject to change during the period between the announcement date and the acquisition date. Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. To the extent the consideration paid exceeds the fair value of the net assets acquired, we would be required to record the excess as an asset called goodwill. Goodwill is not amortized but must be evaluated periodically for impairment. We have not recorded goodwill in connection with any of our previous acquisitions.

  HEDGING ACTIVITIES

     Beginning in 2001, the estimated fair values of our derivative instruments are recorded on our consolidated balance sheet. We have elected to designate all of our derivative instruments as hedges against the price we will receive for our future oil and natural gas production. We do not use derivative instruments for trading purposes. Because our derivatives qualify for hedge accounting, to the extent that changes in their fair values offset changes in the expected cash flows from our forecasted production, such amounts are not included in our consolidated results of operations. Instead, they are recorded directly to stockholders' equity until the hedged oil or natural gas quantities are produced and sold. To the extent the change in the fair value of the derivative exceeds the change in the expected cash flows from the forecasted production, the change is recorded in income in the period it occurs.

     VALUATION OF HEDGE POSITIONS. In determining the amounts to be recorded, we are required to estimate the fair values of both the derivative and the associated hedged production at its physical location. Where necessary, we adjust NYMEX prices to other regional delivery points using our own estimates of future regional prices. Our estimates are based upon various factors that include closing prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of our option contracts requires the use of the Black-Scholes option-pricing model. The estimated future prices are compared to the prices fixed by the hedge agreements and the resulting estimated future cash inflows or outflows over the lives of the hedges are discounted to calculate the fair value of the derivative contracts. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differences and interest rates. We periodically validate our valuations using independent third-parties' quotations.

NEW ACCOUNTING STANDARDS

     In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement changes the method of accounting for costs associated with the retirement of long-lived assets (e.g. oil & gas production facilities, etc.) that we are obligated to incur. The statement requires that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the asset retirement cost be capitalized as part of the carrying amount of the associated asset. Under our previous accounting method, we recognized the cost to abandon our oil and gas properties over their productive lives on a unit-of-production basis.

     We adopted SFAS No. 143 effective January 1, 2003. A pre-tax cumulative effect gain of approximately $8 million will be reported in our consolidated statement of income on January 1, 2003. We will also report an increase in our assets of approximately $160 million and an increase in our liabilities of approximately $152 million. There will be no impact on our reported cash flows as a result of adopting SFAS No. 143.

     In the second quarter of 2002, the FASB issued SFAS No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This statement provides guidance for income statement classifications of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Our adoption of SFAS No. 145 on January 1, 2003 had no effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS 146 on January 1, 2003 had no effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of accounting for entities that elect to transition from the intrinsic value method of accounting for stock-based compensation to the fair value method. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this statement in our 2002 year-end financial statements. We continue to apply the intrinsic value method of accounting for our stock-based compensation plans.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." FIN 45 has a dual effective date. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN No. 45 to have a material effect on our financial statements. See Note 7, "Debt -- Gas Sales Obligation," to our consolidated financial statements, regarding the guarantee associated with the Gas Sales Obligation.

     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (these entities are referred to as "variable interest entities" or "VIEs") and how to determine if business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. We are currently evaluating the impact of FIN No. 46 on our financial statements; however we do not believe that we have any VIEs that will require consolidation in our financial statements under this interpretation.

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

     The Outer Continental Shelf Lands Act, or OCSLA, requires that all pipelines operating on or across the Outer Continental Shelf, or the Shelf, provide open-access, non-discriminatory service. Historically, the FERC has opted not to impose regulatory requirements under its OCSLA authority on gatherers and other entities outside the reach of its Natural Gas Act jurisdiction. However, the FERC has issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Shelf report information on their affiliations, rates and conditions of service. These reporting requirements apply, in certain circumstances, to operators of production platforms and other facilities on the Shelf with respect to gas movements across such facilities. In a recent decision, the U.S. District Court for the District of Columbia permanently enjoined the FERC from enforcing Order No. 639, on the basis that the FERC did not possess the requisite rule-making authority under the OCSLA for issuing Order No. 639. The FERC's appeal of the court's decision is pending in the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this appeal, nor can we predict what further action the FERC will take with respect to this matter. In addition, the FERC retains authority under OCSLA to exercise jurisdiction over entities outside the reach of its Natural Gas Act jurisdiction if necessary to ensure non-discriminatory access to service on the Shelf. We do not believe that any FERC action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     FEDERAL REGULATION OF SALES AND TRANSPORTATION OF CRUDE OIL. Our sales of crude oil and condensate are currently not regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products are dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. Certain regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain petroleum products pipelines. However, we do not believe that these regulations affect us any differently than other natural gas producers.

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

     The MMS has issued a final rule that governs the calculation of royalties and the valuation of crude oil produced from federal leases. This rule provides that the MMS will collect royalties based upon the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. We cannot predict what action the MMS will take on this matter. We believe that these rules will not have a material effect on our financial position, cash flows or results of operations.

     STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION. We own interests in properties located onshore Louisiana, Texas, New Mexico and Oklahoma. We also own interests in properties in the state waters offshore Texas and Louisiana. These states regulate drilling and operating activities by requiring, among other things, permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, the size of drilling and spacing units or proration units and the density of wells which may be drilled, unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states prorate production to the market demand for oil and gas.

     ENVIRONMENTAL REGULATIONS. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the obligation to perform investigatory or remedial activities or the imposition of injunctive relief. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Both onshore and offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts onshore or offshore drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and prospects could be adversely affected.

     The Oil Pollution Act of 1990, or OPA, imposes regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from spills in U.S. waters. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns strict, joint and several liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages for offshore facilities and up to $350 million for onshore facilities. Few defenses exist to the liability imposed by OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to administrative, civil or criminal enforcement actions.

     OPA also requires operators in the Gulf of Mexico to demonstrate to the MMS that they possess available financial resources that are sufficient to pay for certain costs that may be incurred in responding to an oil spill. Under OPA and MMS regulations, responsible parties are required to demonstrate that they possess financial resources sufficient to pay for environmental cleanup and restoration costs of at least $10 million for an oil spill in state waters and at least $35 million for an oil spill in federal waters. Since we currently have extensive operations in federal waters, we currently provide a total of $150 million in financial assurance to MMS. This $150 million in financial assurance is provided through $35 million in guaranteed net worth and $115 million in insurance.

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

     The Comprehensive Environmental Response, Compensation, and Liability Act, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. Persons who are or were responsible for releases of hazardous substances under the Superfund law may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently own or lease onshore properties that have been used for the exploration and production of oil and gas for a number of years. Many of these onshore properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and any wastes that may have been disposed or released on them may be subject to the Superfund law, RCRA and analogous state laws, and we potentially could be required to investigate and remediate such properties.

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

     - the price and availability of alternative fuels;

     - weather conditions;

     - the level of consumer demand;

     - the price of foreign imports;

     - world-wide economic conditions;

     - political conditions in oil and gas producing regions; and

     - domestic and foreign governmental regulations.

     OUR USE OF OIL AND GAS PRICE HEDGING CONTRACTS INVOLVES CREDIT RISK AND MAY LIMIT FUTURE REVENUES FROM PRICE INCREASES AND RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR NET INCOME. We use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

     OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO FIND, DEVELOP AND ACQUIRE OIL AND GAS RESERVES. As is generally the case, our producing properties in the Gulf of Mexico and the onshore Gulf Coast often have high initial production rates, followed by steep declines. To maintain production levels, we must locate and develop or acquire new oil and gas reserves to replace those depleted by production. Without successful exploration or acquisition activities, our reserves, production and revenues will decline rapidly. We may be able to find and develop or acquire additional reserves at an acceptable cost. In addition, substantial capital is required to replace and grow reserves. If lower oil and gas prices or operating difficulties result in our cash flow from operations being less than expected or limit our ability to borrow under our credit arrangements, we may be unable to expend the capital necessary to locate and develop or acquire new oil and gas reserves.

     ACTUAL QUANTITIES OF RECOVERABLE OIL AND GAS RESERVES AND FUTURE CASH FLOWS FROM THOSE RESERVES MOST LIKELY WILL VARY FROM OUR ESTIMATES. Estimating accumulations of oil and gas is complex. The process relies on interpretations of available geologic, geophysic, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

     - the quality and quantity of available data;

     - the interpretation of that data;

     - the accuracy of various mandated economic assumptions; and

     - the judgment of the persons preparing the estimate.

     The proved reserve information set forth in this report is based on estimates we prepared. Estimates prepared by others might differ materially from our estimates.

     Actual quantities of recoverable oil and gas reserves, future production, oil and gas prices, revenues, taxes, development expenditures and operating expenses most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves may also be susceptible to drainage by operators on adjacent properties.

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

     IF OIL AND GAS PRICES DECREASE, WE MAY BE REQUIRED TO TAKE WRITEDOWNS. We may be required to writedown the carrying value of our oil and gas properties when oil and gas prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results.

     We capitalize the costs to acquire, find and develop our oil and gas properties under the full cost accounting method. The net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, using period-end oil and gas prices and a 10% discount factor, plus the lower of cost or fair market value for unproved properties. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of the excess to earnings. We review the carrying value of our properties quarterly, based on prices in effect (including the value of our hedge positions) as of the end of each quarter or as of the time of reporting our results. The carrying value of oil and gas properties is computed on a country-by-country basis. Therefore, while our properties in one country may be subject to a writedown, our properties in other countries could be unaffected. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

     WE MAY BE SUBJECT TO RISKS IN CONNECTION WITH ACQUISITIONS. The successful acquisition of producing properties requires an assessment of several factors, including:

     - recoverable reserves;

     - future oil and gas prices;

     - operating costs; and

     - potential environmental and other liabilities.

     The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an "as is" basis.

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

     - investigatory and clean-up responsibilities;

     - regulatory investigation and penalties;

     - suspension of our operations; and

     - repairs to resume operations.

If we experience any of these problems, our ability to conduct operations could be adversely affected.

     Offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for our exploration and development programs and acquisitions, or result in loss of properties.

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

     WE HAVE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. We currently have international activities and we continue to evaluate and pursue new opportunities for international expansion in select areas. Ownership of property interests and production operations in areas outside the United States is subject to the various risks inherent in foreign operations. These risks may include:

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

     EXPLORATION IN DEEPWATER INVOLVES GREATER OPERATING AND FINANCIAL RISKS THAN EXPLORATION AT SHALLOWER DEPTHS. These risks could result in substantial losses. Deepwater drilling and operations require the application of recently developed technologies and involve a higher risk of mechanical failure. We will likely experience significantly higher drilling costs for any deepwater wells that we drill. In addition, much of the deepwater play lacks the physical and oilfield service infrastructure present in shallower waters. As a result, development of a deepwater discovery may be a lengthy process and require substantial capital investment, resulting in significant financial and operating risks.

     In addition, as we carry out our drilling program is deepwater, it is likely that we will not initially serve as operator of the wells. As a result, we may have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these deepwater projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities in the deepwater of the Gulf of Mexico. The success and timing of drilling and exploitation activities on properties operated by others therefore depend upon a number of factors that will be largely outside of our control, including:

     - the timing and amount of capital expenditures;

     - the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

     - the operator's expertise and financial resources;

     - approval of other participants in drilling wells; and

     - selection of technology.

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

     BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or condensate.

     BCF.  Billion cubic feet.

     BCFE. Billion cubic feet equivalent, determined using the ratio of six Mcf gas to one Bbl of crude oil or condensate.

     BTU. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

     COMPLETION. The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

     DEEP SHELF. We consider the deep shelf to be structures located on the shelf at depths generally greater than 15,000 feet in areas where there has been limited or no production from deeper stratigraphic zones.

     DEEPWATER. Generally considered to be water depths in excess of 1,000 feet.

     DEVELOPED ACREAGE. The number of acres that are allocated or assignable to producing wells or wells capable of production.

     DEVELOPMENT WELL. A well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive, including a well drilled to find and produce probable reserves.

     DRY HOLE OR WELL. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

     EXPLORATION OR EXPLORATORY WELL. A well drilled to find and produce oil or natural gas reserves that is not a development well.

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

     GROSS ACRES OR GROSS WELLS. The total acres or wells in which we own a working interest.

     MBBLS.  One thousand barrels of crude oil or other liquid hydrocarbons.

     MCF.  One thousand cubic feet.

     MCFE. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil or condensate.

     MMS. The Minerals Management Service of the United States Department of the Interior.

     MMBBLS.  One million barrels of crude oil or other liquid hydrocarbons.

     MMCF.  One million cubic feet.

     MMCFE. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil or condensate.

     NET ACRES OR NET WELLS. The sum of the fractional working interests we own in gross acres or gross wells, as the case may be.

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

     PROVED RESERVES. The estimated quantities of crude oil or natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     PROVED UNDEVELOPED RESERVES. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     SHELF. The U.S. Outer Continental Shelf of the Gulf of Mexico. Water depths generally range from 50 feet to 1,000 feet.

     TCFE. One trillion cubic feet equivalent, determined using the ratio of six Mcf gas to one Bbl of crude oil or condensate.

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

OIL AND GAS PRICES

     We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 18-24 months as part of our risk management program. We use hedging to reduce price volatility, help ensure that we have adequate cash flow to fund our capital programs and manage price risks and return on some of our acquisitions. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. For a further discussion of our hedging activities, see the information under the caption "Hedging" in Item 7 of this report.

INTEREST RATES

     At December 31, 2002, we had approximately $616 million in long-term fixed rate debt. This debt was comprised of:

     - $125 million of 7.45% Senior Notes due 2007;

     - $175 million of 7 5/8% Senior Notes due 2011;

     - $250 million of 8 3/8% Senior Subordinated Notes due 2012; and

     - $66 million of secured notes with an interest rate of 7.54%.

     Additionally, we had $144 million of convertible trust preferred securities bearing a fixed distribution rate of 6.5%. At December 31, 2002, we also had $60 million remaining on a gas sales obligation that we assumed with the purchase of EEX. Payment under this obligation is amortized on the interest method using an interest rate of 9.5%.

     Our year-end 2002 variable rate debt consisted of $28 million borrowed under our bank revolving credit facility and $8 million borrowed under our money market lines of credit. The interest rate at December 31, 2002 for our LIBOR based loans under our credit facility was 2.737% and the interest rate for the money market lines was 2.615%.

     We considered our interest rate exposure at year-end 2002 to be minimal because the majority, about 86%, of our long-term debt obligations were at fixed rates. The impact on annual cash flow of a 10% change in the floating rate applicable to our variable rate debt would be $0.1 million.

     At December 31, 2002, we had no open interest rate hedge positions to affect our exposure to changes in interest rates.

FOREIGN CURRENCY EXCHANGE RATES

     Our cash flow from certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          NEWFIELD EXPLORATION COMPANY
                                     INDEX

                       CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                               PAGE
                                                               ----
Management Report on Financial Statements...................    46
Report of Independent Accountants...........................    47
Consolidated Balance Sheet as of December 31, 2002 and
  2001......................................................    48
Consolidated Statement of Income for each of the three years
  in the period ended December 31, 2002.....................    49
Consolidated Statement of Stockholders' Equity for each of
  the three years in the period ended December 31, 2002.....    50
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2002...............    51
Notes to Consolidated Financial Statements..................    52
Unaudited Supplementary Oil and Gas Disclosures.............    83

                   MANAGEMENT REPORT ON FINANCIAL STATEMENTS

     Our management is responsible for the preparation and integrity of all information contained in this report. The financial statements are prepared in accordance with generally accepted accounting principles and, accordingly, include certain informed judgments and estimates of management. Our independent public accountants have audited the financial statements as described in their report that follows.

     Management maintains a system of internal accounting and managerial controls that are designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable for financial statement preparation.

     The Audit Committee of our Board of Directors, consisting of independent directors, meets periodically with management and our independent public accountants to monitor the integrity of our financial reporting process and system of internal controls. The independent accountants have full, free and separate access to the Audit Committee to discuss all appropriate matters.

     We believe that our policies and system of accounting and managerial controls reasonably assure the integrity of the information in the financial statements and in the other sections of this report.


                [TRICE SIG]                                    [RATHERT SIG]
               David A. Trice                                 Terry W. Rathert
   President and Chief Executive Officer         Vice President and Chief Financial Officer

Houston, Texas
March 14, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Newfield Exploration Company:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Newfield Exploration Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1 to the consolidated financial statements, the Company changed its method of assessing hedge effectiveness of its collar and floor contracts effective January 1, 2002 and its method of accounting for derivative instruments and hedging activities effective January 1, 2001. Additionally, as described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its crude oil inventories in connection with its adoption of SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" effective January 1, 2000.

[PRICEWATERHOUSECOOPERSLLP SIG]

Houston, Texas
March 14, 2003

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    48,898   $    26,610
  Accounts receivable -- oil and gas........................      130,489        92,644
  Inventories...............................................        7,910         7,332
  Commodity derivatives.....................................        2,655        79,012
  Deferred taxes............................................       12,801            --
  Other current assets......................................       36,074        25,006
                                                              -----------   -----------
      Total current assets..................................      238,827       230,604
                                                              -----------   -----------
Oil and gas properties (full cost method, of which $268,732
  and $149,742 were excluded from amortization at December
  31, 2002 and December 31, 2001, respectively).............    3,349,254     2,443,615
Less -- accumulated depreciation, depletion and
  amortization..............................................   (1,339,249)   (1,035,036)
                                                              -----------   -----------
                                                                2,010,005     1,408,579
                                                              -----------   -----------
Assets held for sale........................................       35,000            --
Furniture, fixtures and equipment, net......................        8,030         6,873
Commodity derivatives.......................................        4,439         7,409
Other assets................................................       19,452         9,906
                                                              -----------   -----------
      Total assets..........................................  $ 2,315,753   $ 1,663,371
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    27,593   $     9,172
  Notes payable.............................................       11,215            --
  Accrued liabilities.......................................      203,776       122,214
  Advances from joint owners................................        3,613            10
  Commodity derivatives.....................................       49,610         4,217
  Deferred taxes............................................           --        29,418
                                                              -----------   -----------
      Total current liabilities.............................      295,807       165,031
                                                              -----------   -----------
Other liabilities...........................................       16,976         6,288
Commodity derivatives.......................................       10,610         1,813
Long-term debt..............................................      709,615       428,631
Deferred taxes..............................................      129,309       207,880
                                                              -----------   -----------
      Total long-term liabilities...........................      866,510       644,612
                                                              -----------   -----------
Company-obligated, mandatorily redeemable, convertible
  preferred securities of Newfield Financial Trust I........      143,750       143,750
Minority interest...........................................          455            --
Stockholders' equity:
  Preferred stock ($0.01 par value, 5,000,000 shares
    authorized; no shares issued)...........................           --            --
  Common stock ($0.01 par value, 100,000,000 shares
    authorized; 52,603,662 and 44,962,277 shares issued and
    outstanding at December 31, 2002 and December 31, 2001,
    respectively)...........................................          526           449
Additional paid-in capital..................................      636,317       364,734
Treasury stock (at cost, 872,927 and 860,755 shares at
  December 31, 2002 and December 31, 2001, respectively)....      (26,213)      (25,794)
Unearned compensation.......................................       (6,479)       (7,845)
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustment...................       (3,888)       (8,918)
  Commodity derivatives.....................................      (27,295)       24,936
Retained earnings...........................................      436,263       362,416
                                                              -----------   -----------
      Total stockholders' equity............................    1,009,231       709,978
                                                              -----------   -----------
      Total liabilities and stockholders' equity............  $ 2,315,753   $ 1,663,371
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                2002          2001          2000
                                                             -----------   -----------   -----------
Oil and gas revenues.......................................  $   661,750   $   749,405   $   526,642
                                                             -----------   -----------   -----------
Operating expenses:
  Lease operating..........................................      105,860       102,922        65,372
  Production and other taxes...............................       17,286        17,523        10,288
  Transportation...........................................        5,708         5,569         5,984
  Depreciation, depletion and amortization.................      303,274       282,567       191,182
  Ceiling test writedown...................................           --       106,011           503
  General and administrative (includes non-cash stock
    compensation of $2,801, $2,751 and $3,047 for 2002,
    2001 and 2000, respectively)...........................       56,117        43,955        32,084
                                                             -----------   -----------   -----------
       Total operating expenses............................      488,245       558,547       305,413
                                                             -----------   -----------   -----------
Income from operations.....................................      173,505       190,858       221,229
Other income (expenses):
  Interest.................................................      (34,555)      (27,859)      (14,673)
  Capitalized interest.....................................        8,839         8,891         5,353
  Dividends on convertible preferred securities of Newfield
    Financial Trust I......................................       (9,344)       (9,344)       (9,344)
  Unrealized commodity derivative income (expense).........      (29,147)       24,821            --
  Other....................................................        1,587         3,993         2,124
                                                             -----------   -----------   -----------
                                                                 (62,620)          502       (16,540)
                                                             -----------   -----------   -----------
Income before income taxes.................................      110,885       191,360       204,689
Income tax provision:
  Current..................................................       33,523        31,107        15,897
  Deferred.................................................        3,515        36,505        54,083
                                                             -----------   -----------   -----------
                                                                  37,038        67,612        69,980
                                                             -----------   -----------   -----------
Income before cumulative effect of change in accounting
  principle................................................       73,847       123,748       134,709
Cumulative effect of change in accounting principle, net of
  tax:
  Adoption of SAB 101......................................           --            --        (2,360)
  Adoption of SFAS 133.....................................           --        (4,794)           --
                                                             -----------   -----------   -----------
       Net income..........................................  $    73,847   $   118,954   $   132,349
                                                             ===========   ===========   ===========
Earnings per share:
Basic --
  Income before cumulative effect of change in accounting
    principle..............................................  $      1.64   $      2.80   $      3.18
  Cumulative effect of change in accounting principle, net
    of tax.................................................           --         (0.11)        (0.05)
                                                             -----------   -----------   -----------
       Net income..........................................  $      1.64   $      2.69   $      3.13
                                                             ===========   ===========   ===========
Diluted --
  Income before cumulative effect of change in accounting
    principle..............................................  $      1.61   $      2.66   $      2.98
  Cumulative effect of change in accounting principle, net
    of tax.................................................           --         (0.10)        (0.05)
                                                             -----------   -----------   -----------
       Net income..........................................  $      1.61   $      2.56   $      2.93
                                                             ===========   ===========   ===========
Weighted average number of shares outstanding for basic
  earnings per share.......................................   45,095,619    44,258,018    42,332,835
                                                             ===========   ===========   ===========
Weighted average number of shares outstanding for diluted
  earnings per share.......................................   49,589,260    48,893,627    47,227,708
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

                          NEWFIELD EXPLORATION COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        COMMON STOCK         TREASURY STOCK      ADDITIONAL
                                     -------------------   -------------------    PAID-IN       UNEARNED     RETAINED
                                       SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL     COMPENSATION   EARNINGS
                                     ----------   ------   --------   --------   ----------   ------------   --------
BALANCE, DECEMBER 31, 1999.........  41,753,347    $417     (18,463)  $   (399)   $267,751      $(3,685)     $111,113
 Issuance of common stock..........     776,161       8                              6,925
 Issuance of restricted stock, less
   amortization of $646............      96,256       1                              5,562       (4,917)
 Amortization of stock
   compensation....................                                                               2,401
 Tax benefit from exercise of stock
   options.........................                                                  6,573
 Comprehensive income:
   Net income......................                                                                           132,349
   Foreign currency translation
     adjustment, net of tax of
     $2,404........................
     Total comprehensive income....
                                     ----------    ----    --------   --------    --------      -------      --------
BALANCE, DECEMBER 31, 2000.........  42,625,764     426     (18,463)      (399)    286,811       (6,201)      243,462
 Issuance of common stock..........   2,215,545      22                             71,474
 Issuance of restricted stock, less
   amortization of $852............     120,968       1                              4,395       (3,544)
 Treasury stock, at cost...........                        (842,292)   (25,395)
 Amortization of stock
   compensation....................                                                               1,900
 Tax benefit from exercise of stock
   options.........................                                                  2,054
 Comprehensive income:
   Net income......................                                                                           118,954
   Foreign currency translation
     adjustment, net of tax of
     $2,301........................
   Cumulative effect of accounting
     change, net of tax of
     $39,964.......................
   Reclassification adjustments for
     settled contracts, net of tax
     of $4,464.....................
   Changes in fair value of
     outstanding hedging positions,
     net of tax of $48,927.........
     Total comprehensive income....
                                     ----------    ----    --------   --------    --------      -------      --------
BALANCE, DECEMBER 31, 2001.........  44,962,277     449    (860,755)   (25,794)    364,734       (7,845)      362,416
 Issuance of common stock..........   7,598,589      76                            267,676
 Issuance of restricted stock, less
   amortization of 306.............      42,796       1                              1,434       (1,129)
 Treasury stock, at cost...........                         (12,172)      (419)
 Amortization of stock
   compensation....................                                                               2,495
 Tax benefit from exercise of stock
   options.........................                                                  2,473
 Comprehensive income:
   Net income......................                                                                            73,847
   Foreign currency translation
     adjustment, net of tax of
     $2,708........................
   Reclassification adjustments for
     settled contracts, net of tax
     of $8,394.....................
   Changes in fair value of
     outstanding hedging positions,
     net of tax of $19,748.........
     Total comprehensive income....
                                     ----------    ----    --------   --------    --------      -------      --------
BALANCE, DECEMBER 31, 2002.........  52,603,662    $526    (872,927)  $(26,213)   $636,317      $(6,479)     $436,263
                                     ==========    ====    ========   ========    ========      =======      ========

                                      ACCUMULATED
                                         OTHER           TOTAL
                                     COMPREHENSIVE   STOCKHOLDERS'
                                     INCOME (LOSS)      EQUITY
                                     -------------   -------------
BALANCE, DECEMBER 31, 1999.........    $   (179)      $  375,018
 Issuance of common stock..........                        6,933
 Issuance of restricted stock, less
   amortization of $646............                          646
 Amortization of stock
   compensation....................                        2,401
 Tax benefit from exercise of stock
   options.........................                        6,573
 Comprehensive income:
   Net income......................                      132,349
   Foreign currency translation
     adjustment, net of tax of
     $2,404........................      (4,465)          (4,465)
                                                      ----------
     Total comprehensive income....                      127,884
                                       --------       ----------
BALANCE, DECEMBER 31, 2000.........      (4,644)         519,455
 Issuance of common stock..........                       71,496
 Issuance of restricted stock, less
   amortization of $852............                          852
 Treasury stock, at cost...........                      (25,395)
 Amortization of stock
   compensation....................                        1,900
 Tax benefit from exercise of stock
   options.........................                        2,054
 Comprehensive income:
   Net income......................                      118,954
   Foreign currency translation
     adjustment, net of tax of
     $2,301........................      (4,274)          (4,274)
   Cumulative effect of accounting
     change, net of tax of
     $39,964.......................     (74,218)         (74,218)
   Reclassification adjustments for
     settled contracts, net of tax
     of $4,464.....................       8,290            8,290
   Changes in fair value of
     outstanding hedging positions,
     net of tax of $48,927.........      90,864           90,864
                                                      ----------
     Total comprehensive income....                      139,616
                                       --------       ----------
BALANCE, DECEMBER 31, 2001.........      16,018          709,978
 Issuance of common stock..........                      267,752
 Issuance of restricted stock, less
   amortization of 306.............                          306
 Treasury stock, at cost...........                         (419)
 Amortization of stock
   compensation....................                        2,495
 Tax benefit from exercise of stock
   options.........................                        2,473
 Comprehensive income:
   Net income......................                       73,847
   Foreign currency translation
     adjustment, net of tax of
     $2,708........................       5,030            5,030
   Reclassification adjustments for
     settled contracts, net of tax
     of $8,394.....................     (15,589)         (15,589)
   Changes in fair value of
     outstanding hedging positions,
     net of tax of $19,748.........     (36,642)         (36,642)
                                                      ----------
     Total comprehensive income....                       26,646
                                       --------       ----------
BALANCE, DECEMBER 31, 2002.........    $(31,183)      $1,009,231
                                       ========       ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2002         2001        2000
                                                            ---------   ----------   ---------
Cash flows from operating activities:
  Net income..............................................  $  73,847   $  118,954   $ 132,349
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation, depletion and amortization................    303,274      282,567     191,182
  Deferred taxes..........................................      3,515       36,505      54,083
  Stock compensation......................................      2,801        2,751       3,047
  Unrealized commodity derivatives........................     29,147      (24,821)         --
  Cumulative effect of changes in accounting principles...         --        4,794       2,360
  Ceiling test writedown..................................         --      106,011         503
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable -- oil and
       gas................................................    (10,952)      83,658     (81,854)
     (Increase) decrease in inventories...................      2,570         (253)     (2,143)
     Increase in other current assets.....................     (5,236)     (17,747)     (1,442)
     (Increase) decrease in other assets..................     (9,480)     (12,766)        663
     Increase (decrease) in accounts payable and accrued
       liabilities........................................     10,817      (74,933)     21,405
     Increase (decrease) in advances from joint owners....      3,603       (2,651)        604
     Increase (decrease) in other liabilities.............       (447)         303      (4,313)
                                                            ---------   ----------   ---------
       Net cash provided by operating activities..........    403,459      502,372     316,444
                                                            ---------   ----------   ---------
Cash flows from investing activities:
  Acquisition, net of cash acquired of $17,839, and $1,467
     for 2002 and 2001, respectively......................   (204,411)    (264,089)         --
  Additions to oil and gas properties.....................   (311,045)    (497,610)   (353,856)
  Additions to furniture, fixtures and equipment..........     (2,657)      (4,123)     (1,691)
                                                            ---------   ----------   ---------
       Net cash used in investing activities..............   (518,113)    (765,822)   (355,547)
                                                            ---------   ----------   ---------
Cash flows from financing activities:
  Proceeds from borrowings under credit arrangements......    654,700    1,488,000     219,000
  Repayments of borrowings under credit arrangements......   (747,700)  (1,368,000)   (210,000)
  Deliveries under the gas sales obligation...............     (1,672)          --          --
  Proceeds from issuance of senior notes..................         --      174,879          --
  Proceeds from issuance of senior subordinated notes.....    247,920           --          --
  Proceeds from issuances of common stock.................      7,787        3,643       6,933
  Purchases of secured notes..............................    (23,586)          --          --
  Purchases of treasury stock.............................       (419)     (25,395)         --
                                                            ---------   ----------   ---------
       Net cash provided by financing activities..........    137,030      273,127      15,933
                                                            ---------   ----------   ---------
Effect of exchange rate changes on cash and cash
  equivalents.............................................        (88)      (1,518)       (220)
                                                            ---------   ----------   ---------
Increase (decrease) in cash and cash equivalents..........     22,288        8,159     (23,390)
Cash and cash equivalents, beginning of period............     26,610       18,451      41,841
                                                            ---------   ----------   ---------
Cash and cash equivalents, end of period..................  $  48,898   $   26,610   $  18,451
                                                            =========   ==========   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NEWFIELD EXPLORATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     We are an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. Our company was founded in 1989 and we acquired our first property in 1990. Our initial focus area was the Gulf of Mexico. In the mid-1990s, we began to expand our operations to other select areas. Our areas of operation now include the U.S. onshore Gulf Coast, West Texas, the Anadarko Basin and offshore northwest Australia.

     Our financial statements include the accounts of Newfield Exploration Company, a Delaware corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Unless otherwise specified or the context otherwise requires, all references in these notes to "Newfield," "we," "us" or "our" are to Newfield Exploration Company and its direct and indirect subsidiaries.

     On November 26, 2002, we acquired all of the outstanding capital stock of EEX Corporation, and EEX and its direct and indirect subsidiaries became direct or indirect subsidiaries of our company. The acquisition has been accounted for using the purchase method of accounting. As a result, the assets and liabilities of EEX and its subsidiaries have been included in our December 31, 2002 balance sheet and our results of operations and cash flows for 2002 include 35 days (November 27 to December 31, 2002) of activity for EEX and its subsidiaries.

     As is common in the context of acquisitions, in these notes we sometimes refer to our assumption of liabilities or obligations of EEX or EEX subsidiaries as a result of the acquisition. Because our balance sheet is prepared on a consolidated basis that includes all of the subsidiaries of Newfield Exploration Company, the liabilities and obligations EEX and its subsidiaries are included in our consolidated balance sheet. However, neither Newfield Exploration Company nor any of its pre-acquisition subsidiaries legally assumed any liabilities or obligations of EEX or any of its subsidiaries in connection with the acquisition. At the time of the acquisition of EEX, we changed EEX's name to Newfield Exploration Gulf Coast Inc. However, to assist readers' understanding of these notes, we continue to refer to this entity as EEX.

  DEPENDENCE ON OIL AND GAS PRICES

     As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows and our access to capital and on the quantities of oil and gas reserves that may be economically produced.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and the reported amounts of proved oil and gas reserves. Actual results could differ from these estimates. Our most significant financial estimates are based on remaining proved oil and gas reserves.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year's reported amounts in order to conform with the current year presentation. These reclassifications did not impact our net income or stockholders' equity.

                          NEWFIELD EXPLORATION COMPANY

  REVENUE RECOGNITION

     Revenues are recorded when title passes to the customer. Revenues from the production of oil and gas from properties in which we have an interest with other companies are recorded on the basis of sales to customers. Differences between these sales and our share of production are not significant.

  INVENTORIES

     Inventories include international oil produced but not sold. Crude oil from our operations located offshore Australia is produced into two floating production, storage and off-loading vessels (FPSOs) and sold periodically as a barge quantity is accumulated. The product inventory at December 31, 2002 and December 31, 2001 consisted of approximately 138,541 and 170,471 barrels of crude oil, respectively, valued at $2.7 million and $2.4 million, respectively, and is carried at the lower of average cost or market. Also included in inventories are materials and supplies, which also are stated at the lower of average cost or market.

  FOREIGN CURRENCY

     The functional currency for Australia is the Australian dollar; the functional currency for the United Kingdom is the British pound. The functional currency for all other foreign operations is the U.S. dollar. Translation adjustments resulting from translating our Australian subsidiary's Australian dollar financial statements and our United Kingdom subsidiary's British pound financial statements into U.S. dollars are included as other comprehensive income in the consolidated statement of stockholders' equity. Gains and losses incurred on currency transactions in other than a country's functional currency are included in the consolidated statement of income.

  FINANCIAL INSTRUMENTS

     Cash equivalents include highly liquid investments with a maturity of three months or less when acquired. We invest cash in excess of operating requirements in U.S. Treasury Notes, Eurodollar bonds and investment grade commercial paper. Cash equivalents are stated at cost, which approximates fair market value.

     We have included fair value information in these notes when the fair value of our financial instruments is different from the book value. Due to the short maturity of our financial instruments classified as current assets and liabilities, the book value approximates fair value.

     On January 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 5, "Commodity Derivative Instruments and Hedging Activities." For all years prior to 2001, we accounted for our hedging activities in accordance with SFAS No. 80. Gains and losses on our commodity derivative contracts were recognized in revenue in the period in which the underlying production was delivered. Unrealized gains and losses on our commodity derivative contracts were not recognized on our balance sheet under SFAS No. 80.

  OIL AND GAS PROPERTIES

     We use the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. Such capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of the unamortized cost or the cost center ceiling, defined as the sum of the present value (10% per annum discount rate) of estimated future net revenues from proved reserves, based on end of period oil and gas prices as adjusted for the effects of hedging; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects.

                          NEWFIELD EXPLORATION COMPANY

     Application of full cost accounting rules did not result in a ceiling test writedown in 2002. However, we did record a domestic ceiling test writedown of $106 million ($68 million after-tax) at December 31, 2001. This impairment was primarily the result of lower commodity prices at year-end 2001. Based on an interim interpretation from the SEC that is applicable to all companies that use the full cost method of accounting, the full cost ceiling test impairment calculations took into account the effects of hedging. This interim interpretation, which is subject to further consideration by the SEC before it is finalized, requires that certain conditions be met in order to take into account the effects of hedging in the calculation of full cost ceiling test impairment, including that the hedges qualify under SFAS No. 133 and are documented and designated as such and that the policy be applied on a consistent basis whether or not the hedged price is higher than the current market price. The writedown would have been $184 million ($118 million after-tax) if we had not used hedge adjusted prices. Additionally, we recorded a charge of $0.5 million in 2000 related to abandoned prospect costs in foreign locations other than Australia and China.

     Proceeds from the sale of oil and gas properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

  FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are recorded at cost and are depreciated over their estimated useful lives, which range between three and seven years, using the straight-line method. At December 31, 2002 and 2001, furniture, fixtures and equipment of $17.2 million and $12.6 million, respectively, is net of accumulated depreciation of $9.2 million and $5.7 million, respectively.

  ABANDONMENT AND DISMANTLEMENT COSTS

     Future abandonment and dismantlement costs include costs to dismantle and relocate or dispose of our offshore production platforms, FPSOs, gathering systems, wells and related structures. We develop estimates of our future abandonment and dismantlement costs for each of our properties based upon the type of production structure, depth of water, currently available abandonment procedures and consultations with construction and engineering consultants. Such estimates are re-evaluated at least annually by our engineers.

     Total estimated future abandonment and dismantlement costs associated with our properties were $127.7 million, $125.6 million and $120.4 million as of December 31, 2002, 2001 and 2000, respectively.

     Estimated future abandonment and dismantlement costs are accrued on a unit-of-production method based on proved reserves. Our accounting for these costs changed effective January 1, 2003, see "New Accounting Standards" below. The portion of future abandonment and dismantlement costs that has been accrued is included in accumulated depreciation, depletion and amortization and was $79.7 million, $68.4 million and $56.9 million as of December 31, 2002, 2001 and 2000, respectively.

  INCOME TAXES

     We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by applying tax regulations existing at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

  STOCK-BASED COMPENSATION

     We account for our employee stock options using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25.

                          NEWFIELD EXPLORATION COMPANY

     If the fair value based method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied, our net income and earnings per common share for 2002, 2001 and 2000 would have approximated the pro forma amounts below:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           2002         2001          2000
                                                        ----------   -----------   -----------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income:
  As reported.........................................   $73,847      $118,954      $132,349
  Pro forma...........................................    68,620       114,073       128,702
Basic earnings per common share --
  As reported.........................................   $  1.64      $   2.69      $   3.13
  Pro forma...........................................      1.52          2.58          3.04
Diluted earnings per common share --
  As reported.........................................   $  1.61      $   2.56      $   2.93
  Pro forma...........................................      1.51          2.46          2.85

  CONCENTRATION OF CREDIT RISK

     We operate a substantial portion of our oil and gas properties. As the operator of a property, we make full payment for costs associated with the property and seek reimbursement from the other working interest owners in the property for their share of those costs. Our joint interest partners consist primarily of independent oil and gas producers. If the oil and gas exploration and production industry in general was adversely affected, the ability of our joint interest partners to reimburse us could be adversely affected.

     Our oil and gas production purchasers consist primarily of independent marketers, major oil and gas companies and gas pipeline companies. We perform credit evaluations of, and monitor on a ongoing basis, the financial condition of the purchasers of our production. Based on our evaluation, we obtain cash escrows, letters of credit and parental guarantees from selected purchasers. Over the past several years, we have sold a substantial portion of our oil and gas production to two purchasers (see " -- Major Customers" below). The remaining portion of our production is sold to a number of major oil and gas companies and smaller marketing companies. We have not experienced any significant losses from uncollectible accounts.

     All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions involves the risk that the counterparties may be unable to meet the financial terms of these transactions. The counterparties for all of our hedging transactions have an "investment grade" credit rating. We monitor on an ongoing basis the credit ratings of our hedging counterparties. At December 31, 2002, Bank of Montreal, Morgan Stanley and J Aron & Company were the counterparties with respect to 61% of our hedged future production.

  MAJOR CUSTOMERS

     We sold oil and gas production representing more than 10% of our revenues before the effects of hedging for the year ended December 31, 2002 to Superior Natural Gas Corporation (25%) and ConocoPhillips Inc. (23%); for the year ended December 31, 2001 to Conoco Inc. (28%) and Superior Natural Gas Corporation (25%); and for the year ended December 31, 2000 to Conoco Inc. (35%) and Superior Natural Gas Corporation (16%). Because alternative purchasers of oil and gas are readily available, we believe that the loss of either or both of these purchasers would not have a material adverse effect on us.

                          NEWFIELD EXPLORATION COMPANY

  ACCOUNTING CHANGES

     We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, we recorded a cumulative effect adjustment loss of $74.2 million (net of tax of $40.0 million) in accumulated other comprehensive loss and a loss of $4.8 million (net of tax of $2.6 million) in 2001 earnings. In addition, the adoption resulted in the recognition of $17.7 million of derivative assets and $139.3 million of derivative liabilities on the balance sheet on January 1, 2001.

     On January 1, 2002, we began assessing hedge effectiveness based on the total changes in cash flows on our collar and floor contracts as described by the Derivative Implementation Group (DIG) Issue G20, "Cash Flow Hedges:
Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge." Accordingly, we have elected to prospectively record subsequent changes in the fair value of our collar and floor contracts, including changes associated with time value, in accumulated other comprehensive income (loss). Gains or losses on these collar and floor contracts will be reclassified out of other comprehensive income (loss) and into earnings when the forecasted sale of production occurs. For the year ended December 31, 2002, we recorded $29.1 million of expense under the income statement caption "Unrealized commodity derivative income (expense)." This expense is associated with the settlement of collar and floor contracts during the twelve-month period ended December 31, 2002 and primarily reflects the reversal of time value gains of approximately $24.7 million recognized in earnings in 2001, prior to the adoption of DIG Issue G20. Had we applied DIG Issue G20 from the January 1, 2001 adoption date of SFAS 133, our income statement caption "Unrealized commodity derivative income (expense)" would have only reflected $0.5 million and $0.2 million of expense in 2002 and 2001, respectively, representing the ineffective portion of our hedges. As a result, net income would have increased by $18.6 million in 2002 and decreased by $16.3 million in 2001.

     We adopted SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000. The adoption of SAB No. 101 requires us to report crude oil inventory associated with our Australian offshore operations at the lower of cost or market, which was a change from our historical policy of recording such inventory at market value on the balance sheet date, net of estimated costs to sell. The cumulative effect of the change from the acquisition date of our Australian operations in July 1999 through December 31, 1999 was a reduction in net income of $2.36 million, (net of tax of $1.3 million) or $0.05 per diluted share, and is shown as the cumulative effect of change in accounting principle on the consolidated statement of income for the year ended December 31, 2000.

  NEW ACCOUNTING STANDARDS

     In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement changes the method of accounting for costs associated with the retirement of long-lived assets (e.g. oil and gas production facilities, etc.) that we are obligated to incur. The statement requires that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the asset retirement cost be capitalized as part of the carrying amount of the associated asset. Under our previous accounting method, we recognized the cost to abandon our oil and gas properties over their productive lives on a unit-of-production basis.

     We adopted SFAS No. 143 effective January 1, 2003. A pre-tax cumulative effect gain of approximately $8 million will be reported in our consolidated statement of income on January 1, 2003. We will also report an increase in our assets of approximately $160 million and an increase in our liabilities of approximately $152 million. There will be no impact on our reported cash flows as a result of adopting SFAS No. 143.

                          NEWFIELD EXPLORATION COMPANY

     In the second quarter of 2002, the FASB issued SFAS No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This statement provides guidance for income statement classifications of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Our adoption of SFAS No. 145 on January 1, 2003 had no effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS 146 on January 1, 2003 had no effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of accounting for entities that elect to transition from the intrinsic value method of accounting for stock-based compensation to the fair value method. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this statement in our year-end 2002 financial statements. We continue to apply the intrinsic value method of accounting for our stock-based compensation plans.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." FIN 45 has a dual effective date. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements for interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN 45 to have a material effect on our financial statements. See Note 7, "Debt -- Gas Sales Obligation," regarding the guarantee by one of our subsidiaries associated with the Gas Sales Obligation.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (these entities are referred to as "variable interest entities" or "VIEs") and how to determine if a business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. We are currently evaluating the impact of FIN 46 on our financial statements; however we do not believe that we have any VIEs that will require consolidation in our financial statements under this interpretation.

2.  EARNINGS PER SHARE

     Basic earnings per common share (EPS) is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is

                          NEWFIELD EXPLORATION COMPANY
similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that could occur if outstanding stock options and convertible securities were exercised for or converted into common stock. See Note 9, "Convertible Preferred Securities of Newfield Financial Trust I" and Note 13, "Stock-Based Compensation -- Stock Options."

     The following is the calculation of basic and diluted weighted average shares outstanding for each of the years in the three-year period ended December 31, 2002:

                                                             2002             2001             2000
                                                        --------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Income (numerator):
  Income before cumulative effect of change in
     accounting principle.............................   $    73,847      $   123,748      $   134,709
  Cumulative effect of change in accounting principle,
     net of tax.......................................            --           (4,794)          (2,360)
                                                         -----------      -----------      -----------
  Income -- basic.....................................        73,847          118,954          132,349
  After tax dividends on convertible trust preferred
     securities.......................................         6,074            6,074            6,074
                                                         -----------      -----------      -----------
  Income -- diluted...................................   $    79,921      $   125,028      $   138,423
Shares (denominator):
  Shares -- basic.....................................    45,095,619       44,258,018       42,332,835
  Dilution effect of stock options outstanding at end
     of
     period...........................................       570,416          712,384          971,648
  Dilution effect of convertible trust preferred
     securities.......................................     3,923,225        3,923,225        3,923,225
                                                         -----------      -----------      -----------
  Shares -- diluted...................................    49,589,260       48,893,627       47,227,708
                                                         ===========      ===========      ===========
Earnings per share:
  Basic before change in accounting principle.........   $      1.64      $      2.80      $      3.18
  Basic...............................................   $      1.64      $      2.69      $      3.13
  Diluted before change in accounting principle.......   $      1.61      $      2.66      $      2.98
  Diluted.............................................   $      1.61      $      2.56      $      2.93

     The calculation of shares outstanding for diluted EPS for the years ended December 31, 2002, 2001 and 2000 does not include the effect of outstanding stock options to purchase 1,087,850, 907,300 and 127,000 shares, respectively, because to do so would have been antidilutive.

3.  ACQUISITIONS:

     On November 26, 2002, we acquired all of the outstanding capital stock of EEX Corporation and EEX became a wholly owned subsidiary of Newfield Exploration Company. We acquired EEX primarily to further our efforts to expand our onshore operations. The EEX properties are very complementary to our previously existing South Texas property base. The acquisition also accelerated our expansion into deepwater.

                          NEWFIELD EXPLORATION COMPANY

     Set forth below is the calculation of the EEX purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed based on their relative fair values.

CALCULATION OF PURCHASE PRICE (IN THOUSANDS):
Shares of common stock issued...............................      7,104
  Stock price(1)............................................   $ 36.348
                                                               --------
  Fair value of stock issued................................   $258,216
Debt repaid at closing(2)...................................    222,250
Transaction costs(3)........................................     47,190
Fair value of liabilities at closing:
  Debt(4)...................................................    162,441
  Other liabilities.........................................     52,792
                                                               --------
Total purchase price for assets acquired....................   $742,889
                                                               ========
ALLOCATION OF PURCHASE PRICE (IN THOUSANDS):
  Oil and gas properties(5).................................   $571,502
  Assets held for sale(6)...................................     35,000
  Deferred tax asset(7).....................................     84,255
  Other assets..............................................     52,132
                                                               --------
Total.......................................................   $742,889
                                                               ========

---------------

(1) Represents the average of the closing sales prices for our common stock on five day trading days around the public announcement date of the acquisition.

(2) Represents EEX debt that became due and was repaid at the closing of the acquisition.

(3) Consists primarily of severance costs ($29.7 million), bankers' fees ($7.0 million) and other direct transaction costs ($10.5 million). The severance costs result from change in control provisions in employment contracts and employee plans.

(4) Represents $100 million principal amount of secured notes ($23.6 million principal amount of which we purchased in December 2002) and $62 million related to a forward gas sales contract. See Note 7, "Debt."

(5) Proved properties were valued at $483,000 and unproved properties were valued at $88,502.

(6) See Note 4, "Oil and Gas Assets -- Assets Held for Sale."

(7) Represents certain tax benefits acquired with EEX primarily consisting of net operating loss carryforwards that we expect to be able to utilize. We have not recognized benefits that are in excess of the annual limitations prescribed by the Internal Revenue Code following a change in corporate ownership.

     Our unaudited pro forma results are presented below for the years ended December 31, 2002 and December 31, 2001. The unaudited pro forma results have been prepared to illustrate the effects of the EEX acquisition on our results of operations under the purchase method of accounting as if we had acquired EEX on January 1, 2001.

     The unaudited pro forma results also give effect to our January 23, 2001 acquisition of Lariat Petroleum, Inc. as if the acquisition had occurred on January 1, 2001. The total consideration for the acquisition was approximately $333 million, inclusive of the assumption of debt and certain other obligations of Lariat. The consideration included the issuance of approximately 1.9 million shares of our common stock

                          NEWFIELD EXPLORATION COMPANY
valued at $68 million. For financial accounting purposes, we allocated $438 million to oil and gas properties, which included a $105 million step-up associated with deferred income taxes.

     The unaudited pro forma results do not purport to represent what the results of operations would actually have been if the acquisitions had in fact occurred on such date or to project our results of operations for any future date or period.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                                  (IN THOUSANDS,
                                                                 EXCEPT PER SHARE)
Pro forma:
  Revenue...................................................   $799,249     $912,571
  Income from operations....................................    179,992      121,149
  Income before cumulative effect of change in accounting
     principle..............................................     60,774       55,414
  Cumulative effect of change in accounting principle.......         --       (4,794)
  Net income................................................     60,774       50,620
  Basic earnings per common share before cumulative effect
     of change in accounting principle......................   $   1.35     $   1.08
  Basic earnings per common share...........................   $   1.35     $   0.98
  Diluted earnings per common share before cumulative effect
     of change in accounting principle......................   $   1.33     $   0.98
  Diluted earnings per common share.........................   $   1.33     $   0.98

4.  OIL AND GAS ASSETS:

  OIL AND GAS PROPERTIES

     Oil and gas properties consisted of the following at December 31:

                                                    2002          2001          2000
                                                 -----------   -----------   ----------
                                                             (IN THOUSANDS)
Subject to amortization........................  $ 3,080,522   $ 2,293,873   $1,482,367
Not subject to amortization:
  Exploration wells in progress................        8,212         2,808       12,305
  Development wells in progress................       13,906           810        1,149
  Capitalized interest.........................       14,036        12,184        6,909
  Other capital costs:
     Incurred in 2002..........................      135,641            --           --
     Incurred in 2001..........................       63,302        80,828           --
     Incurred in 2000..........................       18,106        19,304       31,229
     Incurred in 1999 and prior................       15,529        33,808       55,191
                                                 -----------   -----------   ----------
          Total not subject to amortization....      268,732       149,742      106,783
                                                 -----------   -----------   ----------
Gross oil and gas properties...................    3,349,254     2,443,615    1,589,150
                                                 -----------   -----------   ----------
Accumulated depreciation, depletion and
  amortization.................................   (1,339,249)   (1,035,036)    (756,243)
                                                 -----------   -----------   ----------
Net oil and gas properties.....................  $ 2,010,005   $ 1,408,579   $  832,907
                                                 ===========   ===========   ==========

                          NEWFIELD EXPLORATION COMPANY

We believe that substantially all of the costs not currently subject to amortization will be evaluated within four years.

  ASSETS HELD FOR SALE

     In connection with the EEX acquisition, we obtained a 60% interest in a floating production system (FPS) and pipelines. The FPS is a combination deepwater drilling rig and processing facility capable of simultaneous drilling and production operations. In addition to the FPS and pipelines, we also obtained a 60% interest in a processing facility located at the end of the pipelines in shallow water.

     Because these infrastructure assets are not currently in service and we do not have a specific use for them in our offshore operations, in late 2002 we set about actively marketing them for sale. Based on our assessment of the market for these assets in a third party sale, we estimated their fair value to be $35 million at the acquisition date and at December 31, 2002. However, as there is no established third party market for these unique assets, it is difficult to accurately estimate what a sale would bring. An immediate sale or a sale under distressed circumstances might realize less than the current carrying value of the assets. The costs associated with maintaining these assets are included as an operating expense in our consolidated income statement. Such costs were not significant in 2002.

5.  COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

     We maintain a commodity-price risk management strategy that utilizes derivative instruments, primarily swaps, collars and floor contracts, in order to hedge against the variability in cash flows associated with the forecasted sale of our oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.

     With respect to any particular swap transaction, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price for such transaction, and we are required to make payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for such transaction, and we are required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price of such transaction. For any particular floor contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for such transaction. We are not required to make any payment in connection with the settlement of a floor contract.

     As of January 1, 2001, all derivatives are recognized on the balance sheet at their fair value. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. The estimated fair value of these transactions is based upon various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model. On the date that we enter into a derivative contract, we designate the derivative as a hedge of the variability in cash flows associated with the forecasted sale of our oil or gas production. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until the sale of the hedged oil or gas production. Gains or losses on our hedging transactions are reported in oil and gas revenues on the consolidated statement of income.

     We expect that within the next twelve months we will reclassify to earnings $33.2 million in after tax losses out of the net $27.3 million in after tax losses recorded in accumulated other comprehensive income at December 31, 2002.

                          NEWFIELD EXPLORATION COMPANY

     Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is recorded in current-period earnings. On January 1, 2002, we began assessing hedge effectiveness based on the total changes in cash flows on our collar and floor contracts as described by DIG Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge." Accordingly, we have elected to prospectively record subsequent changes in the fair value, including changes associated with time value, in accumulated other comprehensive income (loss). Gains or losses on these collar and floor contracts will be reclassified out of other comprehensive income (loss) and into earnings when the forecasted sale of production occurs. For the year ended December 31, 2002, we recorded expense of $29.1 million under the income statement caption "Unrealized commodity derivative income (expense)." This expense is associated with the settlement of collar and floor contracts during the twelve-month period ended December 31, 2002 and primarily reflects the reversal of time value gains previously recognized in earnings during 2001, prior to the adoption of DIG Issue G20.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to the specific forecasted sale of oil or gas at its physical location. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we will discontinue hedge accounting prospectively. The gain or loss on the derivative will remain in accumulated other comprehensive income or loss and will be reclassified into earnings when the forecasted transaction affects earnings. If hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing all subsequent changes in the fair value in current-period earnings. Hedge accounting was not discontinued during the periods presented for any hedging instruments.

                          NEWFIELD EXPLORATION COMPANY

  NATURAL GAS

     As of December 31, 2002, we held the commodity derivative instruments set forth in the table below as cash flow hedges of the forecasted sale of our U.S. natural gas production for 2003 through 2005. This table includes hedges that were entered into by EEX prior to its acquisition.

                                                           NYMEX CONTRACT PRICE PER MMBTU
                                             -----------------------------------------------------------
                                                                             COLLARS
                                                         -----------------------------------------------
                                                                 FLOORS                  CEILINGS
                                               SWAPS     ----------------------   ----------------------      FAIR VALUE
                                 VOLUME IN   (WEIGHTED                 WEIGHTED                 WEIGHTED   ASSET (LIABILITY)
PERIOD AND TYPE OF CONTRACT       MMMBTUS    AVERAGE)       RANGE      AVERAGE       RANGE      AVERAGE      (IN MILLIONS)
---------------------------      ---------   ---------   -----------   --------   -----------   --------   -----------------
January 2003 - March 2003
  Price swap contracts.........    14,055      $3.82         --            --         --            --          $(14.0)
  Collar contracts.............    10,245         --     $3.50-$4.00    $3.79     $4.16-$5.00    $4.71            (3.1)
April 2003 - June 2003
  Price swap contracts.........    13,660       3.71         --            --         --            --            (9.7)
  Collar contracts.............     7,395         --      3.50-4.00      3.67      3.90-5.03      4.70            (1.6)
July 2003 - September 2003
  Price swap contracts.........    13,275       3.69         --            --         --            --            (8.3)
  Collar contracts.............     4,095         --      3.50-4.00      3.79      3.90-5.03      4.54            (1.2)
October 2003 - December 2003
  Price swap contracts.........     9,225       3.61         --            --         --            --            (7.5)
  Collar contracts.............     2,095         --      3.50-4.00      3.60      3.90-5.03      4.22            (1.3)
January 2004 - December 2004
  Price swap contracts.........     2,220       3.81         --            --         --            --            (1.0)
  Collar contracts.............     1,380         --        3.50         3.50        4.16         4.16            (0.6)
January 2005 - December 2005
  Price swap contracts.........     2,220       3.81         --            --         --            --            (0.3)
  Collar contracts.............     1,380         --        3.50         3.50        4.16         4.16            (0.4)
                                                                                                                ------
                                                                                                                $(49.0)
                                                                                                                ======

  OIL

     As of December 31, 2002, we held the commodity derivative instruments set forth in the table below as cash flow hedges of the forecasted sale of our U.S. Gulf Coast oil production for 2003 through 2005.

                                                                     NYMEX CONTRACT PRICE PER BBL
                                          -----------------------------------------------------------------------------------
                                                                            COLLARS
                                                      ---------------------------------------------------
                                                               FLOORS                    CEILINGS            FLOOR CONTRACTS
                                            SWAPS     ------------------------   ------------------------   -----------------
                              VOLUME IN   (WEIGHTED                   WEIGHTED                   WEIGHTED            WEIGHTED
PERIOD AND TYPE OF CONTRACT     BBLS      AVERAGE)        RANGE       AVERAGE        RANGE       AVERAGE    RANGE    AVERAGE
---------------------------   ---------   ---------   -------------   --------   -------------   --------   ------   --------
January 2003-March 2003
 Price swap contracts.......   414,000     $25.99          --              --         --              --        --        --
 Collar contracts...........   270,000         --     $20.00-$24.00    $22.00    $27.46-$28.25    $27.77        --        --
 Floor contracts............   135,000         --          --              --         --              --    $21.15    $21.15
April 2003-June 2003
 Price swap contracts.......   272,000      25.97          --              --         --              --        --        --
 Collar contracts...........   496,000         --      20.00-24.00      22.09     27.25-28.25      27.66        --        --
July 2003-September 2003
 Price swap contracts.......   259,000      25.58          --              --         --              --        --        --
 Collar contracts...........   530,000         --      22.00-24.00      22.35     26.35-28.25      27.48        --        --
October 2003-December 2003
 Price swap contracts.......   144,000      25.55          --              --         --              --        --        --
 Collar contracts...........   330,000         --      22.00-23.00      22.32     26.35-27.75      27.30        --        --
January 2004-December 2004
 Price swap contracts.......    96,000      23.23          --              --         --              --        --        --
 Collar contracts...........   180,000         --         22.00         22.00        26.35         26.35        --        --
January 2005-December 2005
 Price swap contracts.......   204,000      22.63          --              --         --              --        --        --


                                 FAIR VALUE
                              ASSET (LIABILITY)
PERIOD AND TYPE OF CONTRACT     (IN MILLIONS)
---------------------------   -----------------
January 2003-March 2003
 Price swap contracts.......        $(1.7)
 Collar contracts...........         (0.8)
 Floor contracts............          0.2
April 2003-June 2003
 Price swap contracts.......         (0.4)
 Collar contracts...........         (0.9)
July 2003-September 2003
 Price swap contracts.......           --
 Collar contracts...........         (0.3)
October 2003-December 2003
 Price swap contracts.......         (0.1)
 Collar contracts...........           --
January 2004-December 2004
 Price swap contracts.......           --
 Collar contracts...........           --
January 2005-December 2005
 Price swap contracts.......         (0.1)
                                    -----
                                    $(4.1)
                                    =====

                          NEWFIELD EXPLORATION COMPANY

6.  ACCRUED LIABILITIES:

     As of the indicated dates, our accrued liabilities consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Revenue payable.............................................    $ 45,062       $ 37,481
Accrued capital costs.......................................      54,213         29,220
Accrued lease operating expenses............................      12,381         10,734
Employee incentive payable..................................      13,522         12,807
Acquisition transaction costs...............................      42,644             --
Accrued interest on bonds and notes.........................      19,342          8,207
Other.......................................................      16,612         23,765
                                                                --------       --------
       Total accrued liabilities............................    $203,776       $122,214
                                                                ========       ========

7.  DEBT:

     As of the indicated dates, our long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Senior unsecured debt:
  Bank revolving credit facility:
     Prime rate based loans.................................    $     --       $     --
     LIBOR based loans......................................      28,000        120,000
                                                                --------       --------
  Money market lines of credit(1)...........................       8,000          9,000
                                                                --------       --------
       Total credit arrangements............................      36,000        129,000
                                                                --------       --------
  7.45% Senior Notes due 2007...............................     124,781        124,745
  7 5/8% Senior Notes due 2011..............................     174,895        174,886
                                                                --------       --------
       Total senior unsecured notes.........................     299,676        299,631
                                                                --------       --------
       Total senior unsecured debt..........................     335,676        428,631
                                                                --------       --------
8 3/8% Senior Subordinated Notes due 2012...................     247,971             --
Secured notes...............................................      65,963             --
Gas sales obligation(1).....................................      60,005             --
                                                                --------       --------
       Total long-term debt.................................    $709,615       $428,631
                                                                ========       ========

---------------

(1) Our capacity under our credit facility is available to repay current amounts due under the gas sales obligation and our money market lines of credit and, therefore, these obligations have been classified as long-term.

  CREDIT ARRANGEMENTS

     At December 31, 2002, we maintained our reserve-based revolving credit facility with Chase Manhattan Bank, as agent. The banks participating in the facility have committed to lend us up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75%

                          NEWFIELD EXPLORATION COMPANY
of the aggregate commitments. The borrowing base is reduced by the principal amount of any outstanding senior notes ($300 million at December 31, 2002), 30% of the principal amount of any outstanding senior subordinated notes ($250 million at December 31, 2002), the outstanding principal amount of the secured notes ($77 million at December 31, 2002) and an agreed valuation for the gas sales obligation ($60 million at December 31, 2002). The borrowing base will be redetermined at least semi-annually and, after reduction for the foregoing items, was $218 million at December 31, 2002 and $210 million at December 31, 2001. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on January 23, 2004.

     We also have money market lines of credit with various banks in an amount limited by the revolving credit facility to $40 million. At December 31, 2002, we had approximately $222 million of available capacity under our credit arrangements.

     At December 31, 2002 and 2001, the interest rate was 2.737% and 3.25%, respectively, for LIBOR based loans under our credit facility and 2.615% and 3.00%, respectively, for the loans outstanding under our money market lines of credit. Borrowings outstanding under our credit facility and money market lines of credit are stated at cost, which approximates fair market value.

     Our current and previous credit facilities provide or provided for the payment of a commitment fee and a standby fee. We paid fees of approximately $447,000, $397,000 and $315,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

  SENIOR NOTES

     On February 22, 2001, we issued $175 million aggregate principal amount of our 7 5/8% Senior Notes due 2011 priced (at 99.931% of par) with a yield to maturity of 7.635%. Net proceeds from the offering of $173.1 million were used to repay outstanding indebtedness under our revolving credit facility incurred in connection with our January 2001 acquisition of Lariat Petroleum. Interest is payable on each March 1 and September 1, commencing September 1, 2001.

     The estimated fair market value of our 7.45% Senior Notes due 2007, based on quoted market prices at December 31, 2002 and 2001, was $130.1 million and $126.3 million, respectively. The estimated fair market value of our 7 5/8% Senior Notes due 2011, based on quoted market prices at December 31, 2002 and 2001, was $183.6 million and $173.0 million, respectively.

     Our senior notes are unsecured and unsubordinated obligations and rank equally with all of our other existing and future unsecured and unsubordinated obligations. We may redeem some or all of our senior notes at any time before their maturity at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. The indentures governing our senior notes contain covenants that limit our ability to, among other things incur debt secured by certain liens, enter into sale/leaseback transactions and enter into merger or consolidation transactions. The indentures also provide that if any of our subsidiaries guarantee any of our indebtedness at any time in the future, then we will cause our senior notes to be equally and ratably guaranteed by that subsidiary.

  SENIOR SUBORDINATED NOTES

     On August 13, 2002, we sold $250 million principal amount of our 8 3/8% Senior Subordinated Notes due 2012 priced with a yield to maturity of 8.50%. The net proceeds from the offering of approximately $241.8 million were used to repay EEX debt that became due at the closing of the EEX acquisition and to pay transaction costs. Interest accruing prior to the closing of the EEX acquisition was capitalized as a cost of the transaction. The estimated fair market value of the 8 3/8% Senior Subordinated Notes due 2012, based on quoted market prices at December 31, 2002, was $245.0 million.

                          NEWFIELD EXPLORATION COMPANY

     The notes are unsecured senior subordinated obligations that rank junior in right of payment to all of our present and future senior indebtedness. We may redeem some or all of the notes at any time on or after August 15, 2007 at a redemption price stated in the indenture governing the notes. Prior to August 15, 2007, we may redeem all but not part of the notes at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, before August 15, 2005, we may redeem up to 35% of the original principal amount of the notes with the net cash proceeds of certain sales of our common stock at 108.375% of the principal amount plus accrued and unpaid interest to the date of redemption. The indenture governing the notes limits our ability to incur additional debt, make restricted payments, pay dividends on or redeem our capital stock, make certain investments, create liens, make certain dispositions of assets, engage in transactions with affiliates and engage in mergers, consolidations and certain sales of assets.

  SECURED NOTES

     In the second quarter of 2001, EEX assumed the obligations under the secured notes in connection with the termination of two leveraged leasing arrangements. The notes accrue interest at a rate of 7.54% per year and are secured by the floating production system and pipelines described in Note 4, "Oil and Gas Assets -- Assets Held for Sale." Redemption of the notes prior to 2006 may require us to pay make-whole premiums. Principal is payable in annual installments on January 2 of each year (except 2006) with the final installment due in 2009.

     The following is a summary of principal amounts by year of maturity at December 31, 2002 (in thousands):

2003........................................................   $ 11,215
2004........................................................     12,093
2005........................................................     11,366
2006........................................................         --
2007........................................................     12,067
Thereafter..................................................     30,437
                                                               --------
  Total secured notes.......................................     77,178
Less current maturities.....................................    (11,215)
                                                               --------
  Total long-term secured notes.............................   $ 65,963
                                                               ========

  GAS SALES OBLIGATION

     In 1999, EEX entered into a gas forward sales contract with Bob West Treasure L.L.C. (BWT), an affiliate of Enron Corporation. Pursuant to the gas sales contract, EEX committed to deliver approximately 50 Bcfe of production to BWT in exchange for proceeds of $105 million. BWT receives an adjusted market price as the volumes are delivered. EEX also has an obligation to market the delivered volumes of gas for BWT. Under the terms of the gas sales contract, EEX is required to make a cash payment if the committed gas volumes are not delivered. Additionally, BWT holds liens on certain of EEX's oil and gas properties as security if the committed gas volumes are not delivered or the cash payments are not made.

     As of the date of our acquisition of EEX, we recorded a liability of approximately $62 million, which represented the current market value of the approximate 16 Bcfe of reserves remaining under the gas sales

                          NEWFIELD EXPLORATION COMPANY
contract. We have accounted for the obligations under the gas sales contract as debt in our consolidated balance sheet because:

     - the transaction is cancellable by EEX prior to maturity via a lump sum payment;

     - BWT has recourse against EEX if the committed volumes are not delivered; and

     - EEX has significant continuing involvement via their obligation to produce the subject reserves and market them on behalf of BWT.

     Payments under the gas sales contract are amortized as the underlying gas is delivered under the interest method using an interest rate of 9.5%. As of December 31, 2002, the unamortized balance was approximately $60 million and the fair value of the remaining obligation was approximately $64.5 million. The interest portion of the payment is included as a component of interest expense in our consolidated income statement.

     EEX also guaranteed BWT's performance under certain swap agreements between BWT and Enron entered into concurrently with the gas sales contract. If BWT fails to make payments under the swap agreements, EEX must perform under the guarantee by paying Enron on BWT's behalf. The maximum amount that EEX could be required to pay under this guarantee is not determinable and would depend on the settlement value of the swaps at the time of any BWT default. BWT, which is outside of the Enron bankruptcy proceedings, continues to meet its contractual obligations under its swap agreements and, therefore, EEX has not been required to perform under this guarantee.

8.  MINORITY INTEREST:

     In conjunction with EEX entering into the gas sales obligation (see Note 7, "Debt -- Gas Sales Obligation"), BWT acquired a limited membership interest in an EEX subsidiary that owns a substantial portion of EEX's consolidated reserves, a portion of which are subject to the gas sales obligation. We have reported this limited membership interest as a "minority" interest on our consolidated balance sheet based on our estimated price to re-acquire the interest. BWT's limited membership interest is not allocated any earnings and is not entitled to cash distributions.

9.  CONVERTIBLE PREFERRED SECURITIES OF NEWFIELD FINANCIAL TRUST I:

     In August 1999, Newfield Financial Trust I, a Delaware business trust and a 100% owned, finance subsidiary (in each case, as defined in Rule 3-10 of Regulation S-X) of Newfield Exploration Company, issued, in an underwritten public offering, $143.75 million (2.875 million securities having a liquidation preference of $50 each) of 6.5% Cumulative Quarterly Income Convertible Preferred Securities, Series A. The proceeds from the issuance of these securities (commonly referred to as trust preferred securities) were used to purchase $143.75 million of Newfield Exploration Company's 6.5% Junior Subordinated Convertible Debentures due 2029. The interest terms and payment dates of the debentures correspond to the distribution terms of the trust preferred securities. Newfield Exploration Company's obligations under the debentures and related agreements, when taken together, constitute a full and unconditional guarantee of payments due on the trust preferred securities. The sole asset of the trust is the debentures. The trust has no independent operations. The debentures are eliminated in our consolidated financial statements.

     The trust preferred securities accrue and pay distributions quarterly in arrears at a rate of 6.5% per annum on the stated liquidation amount of $50 per trust preferred security on February 15, May 15, August 15 and November 15 of each year to holders of record 15 business days immediately prior to the distribution payment date. We may, on one or more occasions, defer the payment of interest on the debentures for up to 20 consecutive quarterly periods unless an event of default on the debentures has occurred and is continuing. During any deferral period, the trust will defer the payment of distributions, but accrued distributions on the trust preferred securities will compound quarterly and we will generally not be permitted to declare or pay any

                          NEWFIELD EXPLORATION COMPANY
dividends or distributions on, or redeem or acquire, any of our capital stock or make any payment of principal or interest on any debt securities that rank equal or junior to the debentures.

     The trust preferred securities are convertible at the option of the holder at any time into our common stock at the rate of 1.3646 shares of our common stock per trust preferred security. The conversion rate is subject to adjustment for certain dilutive events and is currently equivalent to a conversion price of $36.64 per share of our common stock. The trust preferred securities are mandatorily redeemable upon maturity of the debentures on August 15, 2029, and on a proportionate basis to the extent of any earlier redemption of any debentures by us. The debentures are redeemable by us at any time.

     The estimated fair market value of the trust preferred securities at December 31, 2002 and 2001, based on quoted market prices, was $159.0 million and $155.3 million, respectively.

10.  NEWFIELD FINANCIAL TRUST II:

     Pursuant to a Form S-3 registration statement filed with the SEC under the Securities Act of 1933, Newfield Financial Trust II, a 100% owned, finance subsidiary (in each case, as defined in Rule 3-10 of Regulation S-X) of Newfield Exploration Company, may offer and sell its preferred securities to the public. If issued and sold, the holders of the trust preferred securities would be entitled to receive periodic payments that are cumulative if unpaid, would be entitled to receive a fixed liquidation amount and the backup undertakings would provide a bundle of rights that together place the holder in the same position as if Newfield Exploration Company had fully and unconditionally guaranteed the trust's payment obligations on its trust preferred securities. To date, no preferred securities of the trust have been issued.

11. INCOME TAXES:

     Income before income taxes consists of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
U.S. ...............................................   $110,062    $182,080    $180,741
Foreign.............................................        823       9,280      23,948
                                                       --------    --------    --------
  Total.............................................   $110,885    $191,360    $204,689
                                                       ========    ========    ========

     The total provision (benefit) for income taxes consists of the following:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Current taxes:
  U.S. federal......................................   $ 36,811    $ 29,469    $ 15,897
  U.S. state........................................        692         507          --
  Foreign...........................................     (3,980)      1,131          --
Deferred taxes:
  U.S. federal......................................      1,751      38,937      47,442
  U.S. state........................................        444      (4,186)         --
  Foreign...........................................      1,320       1,754       6,641
                                                       --------    --------    --------
       Total provision for income taxes.............   $ 37,038    $ 67,612    $ 69,980
                                                       ========    ========    ========

                          NEWFIELD EXPLORATION COMPANY

     The provision for income tax for each of the years in the three-year period ended December 31, 2002 was different than the amount computed using the federal statutory rate (35%) for the following reasons:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                                (IN THOUSANDS)
Amount computed using the statutory rate............   $ 38,810    $ 66,976    $ 71,641
  Increase (decrease) in taxes resulting from:
     State and local income taxes, net of federal
       effect.......................................        977       1,118          --
     Federal statutory rate in excess of foreign
       rate.........................................       (100)       (438)       (407)
     Effect of change in Australian tax law(1)......     (3,120)         --          --
     Change in valuation allowance(2)...............         --          --      (2,300)
     Tax credits and other..........................        471         (44)      1,046
                                                       --------    --------    --------
  Total provision for income taxes..................   $ 37,038    $ 67,612    $ 69,980
                                                       ========    ========    ========

---------------

1) We realized a one-time tax benefit resulting from a change in Australian tax law enacted in 2002 enabling us to file our tax return on a consolidated basis. As a result, we realized the benefit of certain tax losses previously stranded in certain of our Australian subsidiaries.

2) We reduced the valuation allowance on our Australian net operating loss carryforward in 2000 primarily as a result of a substantial increase in estimated taxable income in Australia.

The components of the deferred tax asset and the deferred tax liability are as follows:

                              DECEMBER 31, 2002                 DECEMBER 31, 2001
                       -------------------------------   -------------------------------
                         U.S.      FOREIGN     TOTAL       U.S.      FOREIGN     TOTAL
                       ---------   -------   ---------   ---------   -------   ---------
                                                (IN THOUSANDS)
Deferred tax asset:
  Net operating loss
     carryforwards...  $  86,924   $   467   $  87,391   $  19,718   $    --   $  19,718
  Commodity
     derivatives.....     18,697        --      18,697          --        --          --
  Other, net.........      9,925       110      10,035       7,281       886       8,167
                       ---------   -------   ---------   ---------   -------   ---------
     Deferred tax
       asset.........    115,546       577     116,123      26,999       886      27,885
                       ---------   -------   ---------   ---------   -------   ---------
Deferred tax
  liability:
  Oil and gas
     properties......   (227,877)   (4,754)   (232,631)   (221,947)   (6,412)   (228,359)
  Commodity
     derivatives.....         --        --          --     (36,824)       --     (36,824)
                       ---------   -------   ---------   ---------   -------   ---------
Net deferred tax
  liability..........   (112,331)   (4,177)   (116,508)   (231,772)   (5,526)   (237,298)
Less current deferred
  tax asset
  (liability)........     13,023      (222)     12,801     (26,178)   (3,240)    (29,418)
                       ---------   -------   ---------   ---------   -------   ---------
Noncurrent deferred
  tax liability......  $(125,354)  $(3,955)  $(129,309)  $(205,594)  $(2,286)  $(207,880)
                       =========   =======   =========   =========   =======   =========

                          NEWFIELD EXPLORATION COMPANY

     As of December 31, 2002, we had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $231.6 million that may be used in future years to offset taxable income. Utilization of the NOL carryforwards is subject to annual limitations due to certain stock ownership changes. To the extent not utilized, the NOL carryforwards will begin to expire during the years 2003 through 2022 with a majority expiring in 2019 through 2022.

     U.S. deferred taxes have not been provided on foreign income of $44.2 million that is permanently reinvested internationally. We currently do not have any foreign tax credits available to reduce U.S. taxes on this income if it was repatriated.

12.  TREASURY STOCK:

     In May 2001, our Board of Directors authorized the expenditure of up to $50 million to repurchase shares of our common stock. We repurchased 823,000 shares in late 2001 for total consideration of $24.7 million at an average of $29.97 per share. In February 2003, our Board of Directors authorized the expenditure of up to $50 million from that date forward to repurchase shares of our common stock. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, we may purchase stock at times and in amounts that we deem appropriate. We also repurchase stock in conjunction with our stock-based compensation plans. Such repurchases have not been significant.

13.  STOCK-BASED COMPENSATION:

     We have several stock-based compensation plans, which are described below. We apply the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.

                          NEWFIELD EXPLORATION COMPANY

  STOCK OPTIONS

     We have granted stock options under several stock option and omnibus stock plans.

     The following is a summary of all stock option activity for 2000, 2001 and 2002:

                                                        NUMBER OF SHARES    WEIGHTED AVERAGE
                                                       UNDERLYING OPTIONS    EXERCISE PRICE
                                                       ------------------   ----------------
Outstanding at December 31, 1999.....................      2,901,660             $14.43
  Granted............................................        827,000              31.74
  Exercised..........................................       (738,170)              8.14
  Forfeited..........................................        (70,330)             25.01
                                                           ---------             ------
Outstanding at December 31, 2000.....................      2,920,160              20.67
  Granted............................................      1,011,750              36.14
  Exercised..........................................       (274,010)              9.68
  Forfeited..........................................       (156,650)             31.36
                                                           ---------             ------
Outstanding at December 31, 2001.....................      3,501,250              25.52
  Granted............................................      1,066,700              34.49
  Exercised..........................................       (391,290)             15.22
  Forfeited..........................................       (303,570)             32.57
                                                           ---------             ------
Outstanding at December 31, 2002.....................      3,873,090             $28.48
                                                           =========             ======
Exercisable at December 31, 2000.....................      1,106,550             $11.81
                                                           =========             ======
Exercisable at December 31, 2001.....................      1,366,325             $16.89
                                                           =========             ======
Exercisable at December 31, 2002.....................      1,569,520             $21.47
                                                           =========             ======

     Options generally expire 10 years from the date of grant and become exercisable at the rate of 20% per year. If additional options are granted under our existing plans, the exercise price will not be less than the fair market value per share of our common stock on the date of grant.

     The weighted average fair value of an option to purchase one share of common stock granted during 2002, 2001 and 2000 was $14.74, $16.08 and $15.41, respectively. The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                        2002        2001        2000
                                                      ---------   ---------   ---------
Dividend yield......................................    None        None        None
Expected volatility.................................   34.15%      34.20%      34.87%
Risk-free interest rate.............................    4.21%       5.0%        6.76%
Expected option life................................  6.5 Years   6.5 Years   6.5 Years

                          NEWFIELD EXPLORATION COMPANY

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
     -------------------------------------------------------------------------   -----------------------------------
                                             WEIGHTED AVERAGE      WEIGHTED                              WEIGHTED
         RANGE OF        NUMBER OF SHARES       REMAINING          AVERAGE        NUMBER OF SHARES       AVERAGE
     EXERCISE PRICES    UNDERLYING OPTIONS   CONTRACTUAL LIFE   EXERCISE PRICE   UNDERLYING OPTIONS   EXERCISE PRICE
     ---------------    ------------------   ----------------   --------------   ------------------   --------------
     $ 3.50 to $ 5.62         238,550            0.3 year           $ 4.00             238,550            $ 4.00
      10.94 to  14.78         157,140           3.1 years            14.02             157,140             14.03
      15.04 to  20.94         324,500           5.4 years            17.04             236,940             17.23
      21.06 to  25.00         476,000           5.0 years            22.90             394,520             22.81
      25.01 to  29.81         685,750           6.9 years            29.13             306,000             28.75
      29.82 to  35.00         926,300           9.0 years            33.08              72,400             32.53
      35.01 to  46.38       1,064,850           8.7 years            37.65             163,970             38.49
                            ---------           ---------           ------           ---------            ------
                            3,873,090           7.0 years           $28.48           1,569,520            $21.47

     Common stock issued through the exercise of non-qualified stock options results in a tax deduction for us equivalent to the compensation income recognized by the option holder. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. The exercise of stock options during 2002, 2001 and 2000 resulted in a tax benefit to us of approximately $2.5 million, $2.1 million and $6.6 million, respectively.

     At December 31, 2002, we had approximately 1,931,000 additional shares available for issuance pursuant to the existing plans. As discussed below, our omnibus stock plans also provide for the issuance of restricted shares. Any such issuance would reduce the number of shares available for stock option grants. Of the additional shares available at December 31, 2002, only 305,089 may be granted as restricted shares.

  RESTRICTED SHARES

     At December 31, 2002, there were 176,000 shares of our common stock outstanding that remain subject to forfeiture. These restricted shares fully vest on the ninth anniversary of the date of grant, but vesting may be accelerated if certain performance criteria are met. For a discussion of the number of shares of common stock available for grant as restricted shares, please see the immediately preceding paragraph.

     Under our non-employee director restricted stock plan, immediately after each annual meeting of our stockholders each of our directors then in office who has not been an employee of our company at any time since the beginning of the calendar year preceding the calendar year in which the annual meeting is held receives a number of restricted shares determined by dividing $30,000 by the fair market value on the date of the annual meeting. The forfeiture restrictions lapse on the day before the first annual meeting of stockholders following the date of issuance of the shares if the holder remains a director until that time. At December 31, 2002, 31,086 shares remain available for grants under this plan.

     In accordance with APB Opinion No. 25, we recognize unearned compensation in connection with the grant of restricted shares equal to the fair value of the shares on the date of grant. As the restricted shares vest, we reduce unearned compensation and recognize compensation expense. The table below sets forth

                          NEWFIELD EXPLORATION COMPANY
information about our restricted share grants and compensation expense relating to restricted share grants for each of the years in the three-year period ended December 31, 2002.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
Restricted shares granted:
  Employee omnibus plans....................................    61,500    113,600    91,006
  Non-employee director plan(1).............................     6,296      7,368     5,250
                                                              --------   --------   -------
     Total..................................................    67,796    120,968    96,256
  Weighted average price per restricted share granted.......    $34.28     $36.33    $30.37
  Unearned compensation (in millions).......................      $2.3       $4.4      $2.9
Restricted shares cancelled:
  Employee omnibus plans....................................   (25,000)        --        --
  Non-employee director plan................................        --         --        --
                                                              --------   --------   -------
     Total..................................................   (25,000)        --        --
  Weighted average price per restricted share cancelled.....    $35.59         --        --
  Unearned compensation (in millions).......................     $(0.9)        --        --
Net unearned compensation (in millions).....................      $1.4       $4.4      $2.9
Compensation expense (in millions)(2).......................      $2.8       $2.8      $3.0

---------------

(1) Eight directors received grants in each of 2002 and 2001 and seven directors received grants in 2000.

(2) Represents expense for grants made in current and prior periods based on applicable vesting provisions.

  EMPLOYEE STOCK PURCHASE PLAN

     Pursuant to our employee stock purchase plan, for each six month period beginning on January 1 or July 1 during the term of the plan, each eligible employee has the opportunity to purchase our common stock for a purchase price equal to 85% of the lesser of the fair market value of our common stock on the first day of the period or the last day of the period. No employee may purchase common stock under the plan valued at more than $25,000 in any calendar year. Employees of our Australian and United Kingdom subsidiaries are not eligible to participate.

     At December 31, 2002, 141,649 shares of common stock were available for issuance pursuant to our stock purchase plan. Under the plan, we sold 29,410 shares in 2002 at a weighted average price of $30.27; 28,941 shares in 2001 at a weighted average price of $27.16; and 22,180 shares in 2000 at a weighted average price of $26.75. In accordance with APB Opinion No. 25 and related interpretations, we have not recognized any compensation expense with respect to the plan.

     The weighted average fair value of the option to purchase stock during 2002 was $9.85; during 2001 was $9.86; and during 2000 was $8.87. The fair value of each option granted under the stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000:

                                                       2002       2001       2000
                                                     --------   --------   --------
Dividend yield.....................................    None       None       None
Expected volatility................................   25.24%     25.02%     37.86%
Risk-free interest rates...........................   1.71%      4.36%      5.73%
Expected option life...............................  6 Months   6 Months   6 Months

                          NEWFIELD EXPLORATION COMPANY

14.  PENSION PLAN OBLIGATION:

     Prior to our acquisition of EEX, EEX established and maintained a defined benefit pension plan. Only a few EEX employees who have continued their employment with us are eligible for further accrual of benefits under this plan. Accrued retirement costs are funded based upon applicable requirements of federal law and deductibility for federal income tax purposes.

                                                                 PENSION
                                                                 BENEFITS
                                                              --------------
                                                              (IN THOUSANDS)
Changes in benefit obligation:
  Benefit obligation as of November 26, 2002................     $(26,340)
  Service cost..............................................          (17)
  Interest cost.............................................         (139)
  Benefits paid.............................................           73
                                                                 --------
Benefit obligation as of December 31, 2002..................     $(26,423)
                                                                 ========
Change in plan assets:
  Fair value of plan assets as of November 26, 2002.........     $ 20,047
  Actual return on assets...................................         (107)
  Employer contributions....................................           --
  Benefits paid.............................................          (73)
                                                                 --------
Fair value of plan assets as of December 31, 2002...........     $ 19,867
                                                                 ========
Reconciliation of funded status:
  Funded status.............................................     $ (6,556)
  Unrecognized net obligation...............................           --
  Unrecognized actuarial loss...............................          226
                                                                 --------
Accrued benefit cost as of December 31, 2002................     $ (6,330)
                                                                 ========
Components of net periodic benefit cost:
  Service cost -- benefits earned during the period.........     $     17
  Interest cost on projected benefit obligation.............          139
  Expected return on assets.................................         (114)
                                                                 --------
Net periodic benefit cost...................................     $     42
                                                                 ========

     The weighted average assumptions for the pension plan as of December 31, 2002 were:

                                                                 PENSION
                                                                 BENEFITS
                                                              --------------
Assumptions:
  Discount rate used in determining benefit obligation......       6.50%
  Expected return on plan assets............................       7.00%
  Rate of compensation increases............................       4.00%

                          NEWFIELD EXPLORATION COMPANY

15.  EMPLOYEE BENEFIT PLANS:

  INCENTIVE COMPENSATION PLAN

     With respect to calendar years ended prior to January 1, 2003, we granted incentive compensation awards to our employees pursuant to our 1993 incentive compensation plan. The incentive plan provided for the creation each calendar year of an award pool that, in general, equalled the revenues that would be attributable to a 1% overriding royalty interest on acquired producing properties and a 2% overriding royalty interest on exploration properties, bearing on both our interest and the interests of certain investors that participated in our activities in such properties. If, for a particular year, the portion of the pool that related to our interests was in excess of 5% of our adjusted net income (as defined in the plan) for that year, such excess could not be awarded to employees. The incentive plan is administered by the Compensation Committee of our Board of Directors with award amounts recommended by our chief executive officer. All employees were eligible for awards if employed on both October 1 and December 31 of the performance period. Awards could (and generally did) have both a current and a deferred component. Eligible employees could elect for all or a portion of deferred awards to be paid in our common stock instead of cash. In such case, the number of shares of common stock to be awarded was determined by using the fair market value of our common stock on the date of the award. Deferred awards are paid in four annual installments, each installment consisting of 25% of the deferred award, plus interest on awards paid in cash. Total expense under the incentive plan for the years ended December 31, 2002, 2001 and 2000 was $10.1 million, $11.6 million and $12.8 million, respectively.

  401(K) PLAN

     We sponsor a 401(k) profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers all of our employees other than employees of our Australian and United Kingdom subsidiaries. We match $1.00 for each $1.00 of employee deferral, with our contribution not to exceed 8% of an employee's salary, subject to limitations imposed by the Internal Revenue Service. Our contributions to the 401(k) plan totaled $1.5 million, $1.3 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  DEFERRED COMPENSATION PLAN

     During 1997, we implemented a highly compensated employee deferred compensation plan. This non-qualified plan allows an eligible employee to defer a portion of the employee's salary or bonus on an annual basis. We match $1.00 for each $1.00 of employee deferral, with our contribution not to exceed 8% of an employee's salary, subject to limitations imposed by the plan. Our contribution with respect to each participant in the deferred compensation plan is reduced by the amount of contribution made by us to our 401(k) plan for that participant. Our contributions to the deferred compensation plan totaled $32,000 in 2002, $32,000 in 2001 and $29,000 in 2000.

  POST-RETIREMENT MEDICAL PLAN

     We also sponsor a post-retirement medical plan that covers retired employees until they attain the age of 65. Our accrued benefit obligation under this plan was approximately $2.2 million at December 31, 2002. For measurement purposes, we assumed a discount rate of 6.5% and an 11% annual rate of increase in the per capita cost of covered health care benefits. The rate of increase in cost of benefits is assumed to gradually decrease to a 5% ultimate rate by 2008. Our periodic benefit cost for this plan is not significant.

                          NEWFIELD EXPLORATION COMPANY

16.  COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS

     We have entered into non-cancellable operating leases for office space in Houston and San Antonio, Texas, Tulsa, Oklahoma and Perth, Australia. Rent expense for office space for the years ended December 31, 2002, 2001 and 2000 was $4.8 million, $4.1 million and $3.2 million, respectively. Future minimum payments required under our office and other material leases as of December 31, 2002 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2003........................................................   $ 6,137
2004........................................................     3,567
2005........................................................     3,222
2006........................................................     2,695
2007........................................................     2,672
Thereafter..................................................     2,228
                                                               -------
  Total minimum lease payments..............................   $20,521
                                                               =======

  LITIGATION

     We have been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

17.  STOCKHOLDER RIGHTS PLAN:

     In 1999, we adopted a stockholder rights plan. The plan is designed to ensure that all of our stockholders receive fair and equal treatment if a takeover of our company is proposed. It includes safeguards against partial or two-tiered tender offers, squeeze-out mergers and other abusive takeover tactics.

     The plan provides for the issuance of one right for each outstanding share of our common stock. The rights will become exercisable only if a person or group acquires 20% or more of our outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of our voting stock.

     Each right will entitle the holder to buy one one-thousandth ( 1/1000) of a share of a new series of junior participating preferred stock at an exercise price of $85 per right, subject to antidilution adjustments. Each one one-thousandth of a share of this new preferred stock has the dividend and voting rights of, and is designed to be substantially equivalent to, one share of our common stock. Our Board of Directors may, at its option, redeem all rights for $0.01 per right at any time prior to the acquisition of 20% or more of our outstanding voting stock by a person or group.

     If a person or group acquires 20% or more of our outstanding voting stock, each right will entitle holders, other than the acquiring party, to purchase shares of our common stock having a market value of $170 for a purchase price of $85, subject to antidilution adjustments.

     The plan also includes an exchange option. If a person or group acquires 20% or more, but less than 50% of our outstanding voting stock, our Board of Directors may, at its option, exchange the rights in whole or part for shares of our common stock. Under this option, we would issue one share of our common stock, or one one-thousandth of a share of new preferred stock, for each two shares of our common stock for which a right is then exercisable. This exchange would not apply to rights held by the person or group holding 20% or more of our voting stock.

                          NEWFIELD EXPLORATION COMPANY

     If, after the rights have become exercisable, we merge or otherwise combine with another entity, or sell assets constituting more than 50% of our assets or producing more than 50% of our earning power or cash flow, each right then outstanding will entitle its holder to purchase for $85, subject to antidilution adjustments, a number of the acquiring party's common shares having a market value of twice that amount.

     The plan will not prevent, nor is it intended to prevent, a takeover of our company. Since the rights may be redeemed by our Board of Directors under certain circumstances, they should not interfere with any merger or other business combination approved by our Board. The issuance of the rights does not in any way diminish our financial strength or interfere with our business plans. The issuance of the rights has no dilutive effect, does not affect reported earnings per share or change the way our common stock is currently traded.

                          NEWFIELD EXPLORATION COMPANY

18.  GEOGRAPHIC INFORMATION:

                                                                                 OTHER
                                                 UNITED STATES   AUSTRALIA   INTERNATIONAL     TOTAL
                                                 -------------   ---------   -------------   ----------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002:
Oil and gas revenues...........................   $  626,835      $34,915       $    --      $  661,750
Operating expenses:
  Lease operating..............................       90,768       15,092            --         105,860
  Production and other taxes...................       13,285        4,001            --          17,286
  Transportation...............................        5,708           --            --           5,708
  Depreciation, depletion and amortization.....      295,054        8,220            --         303,274
  Allocated income taxes.......................       77,707        2,281            --
                                                  ----------      -------       -------
     Net income from oil and gas operations....   $  144,313      $ 5,321       $    --
                                                  ==========      =======       =======
  General and administrative (inclusive of
     stock compensation)(1)....................                                                  56,117
                                                                                             ----------
     Total operating expenses..................                                                 488,245
                                                                                             ----------
Income from operations.........................                                                 173,505
  Interest expense and dividends, net of
     interest income, capitalized interest and
     other.....................................                                                 (33,473)
  Unrealized commodity derivative expense......                                                 (29,147)
                                                                                             ----------
Income before income taxes.....................                                              $  110,885
                                                                                             ==========
Total long-lived assets........................   $1,950,568      $23,093       $36,344      $2,010,005
                                                  ==========      =======       =======      ==========
Additions to long-lived assets.................   $  880,326      $19,984       $ 8,156      $  908,466
                                                  ==========      =======       =======      ==========

                          NEWFIELD EXPLORATION COMPANY

                                                                                 OTHER
                                                 UNITED STATES   AUSTRALIA   INTERNATIONAL     TOTAL
                                                 -------------   ---------   -------------   ----------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001:
Oil and gas revenues...........................   $  714,052      $35,353       $    --      $  749,405
Operating expenses:
  Lease operating..............................       85,683       17,239            --         102,922
  Production and other taxes...................       14,424        3,099            --          17,523
  Transportation...............................        5,569           --            --           5,569
  Depreciation, depletion and amortization.....      274,893        7,674            --         282,567
  Ceiling test writedown.......................      106,011           --            --         106,011
  Allocated income taxes.......................       79,616        2,202            --
                                                  ----------      -------       -------
     Net income from oil and gas operations....   $  147,856      $ 5,139       $    --
                                                  ==========      =======       =======
  General and administrative (inclusive of
     stock compensation)(1)....................                                                  43,955
                                                                                             ----------
     Total operating expenses..................                                                 558,547
                                                                                             ----------
Income from operations.........................                                                 190,858
  Interest expense and dividends, net of
     interest income, capitalized interest and
     other.....................................                                                 (24,319)
  Unrealized commodity derivative income.......                                                  24,821
                                                                                             ----------
Income before income taxes.....................                                              $  191,360
                                                                                             ==========
Total long-lived assets........................   $1,367,131      $13,260       $28,188      $1,408,579
                                                  ==========      =======       =======      ==========
Additions to long-lived assets.................   $  939,588      $ 8,944       $11,944      $  960,476
                                                  ==========      =======       =======      ==========

                          NEWFIELD EXPLORATION COMPANY

                                                                                 OTHER
                                                 UNITED STATES   AUSTRALIA   INTERNATIONAL     TOTAL
                                                 -------------   ---------   -------------   ----------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
Oil and gas revenues...........................   $  476,301      $50,341       $    --      $  526,642
Operating expenses:
  Lease operating..............................       51,509       13,863            --          65,372
  Production and other taxes...................        5,643        4,645            --          10,288
  Transportation...............................        5,984           --            --           5,984
  Depreciation, depletion and amortization.....      183,739        7,443            --         191,182
  Ceiling test writedown.......................           --           --           503             503
  Allocated income taxes.......................       80,299        7,317            --
                                                  ----------      -------       -------
     Net income (loss) from oil and gas
       operations..............................   $  149,127      $17,073       $  (503)
                                                  ==========      =======       =======
  General and administrative (inclusive of
     stock compensation)(1)....................                                                  32,084
                                                                                             ----------
     Total operating expenses..................                                                 305,413
                                                                                             ----------
Income from operations.........................                                                 221,229
  Interest expense and dividends, net of
     interest income, capitalized interest and
     other.....................................                                                 (16,540)
                                                                                             ----------
Income before income taxes.....................                                              $  204,689
                                                                                             ==========
Total long-lived assets........................   $  806,029      $10,634       $16,244      $  832,907
                                                  ==========      =======       =======      ==========
Additions to long-lived assets.................   $  358,936      $13,913       $ 6,317      $  379,166
                                                  ==========      =======       =======      ==========

---------------

(1) General and administrative expense includes non-cash stock compensation charges of $2,801, $2,751 and $3,047 for 2002, 2001 and 2000, respectively.

19.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Cash payments:
  Interest and dividend payments, net of interest
     capitalized of $8,839, $8,891 and $5,353 during 2002,
     2001 and 2000, respectively............................  $ 35,502   $ 33,427   $16,999
  Income tax payments.......................................    21,520     41,384    14,015
Non-cash items excluded from the statement of cash flows:
  Accrued capital expenditures..............................  $(17,132)  $(26,198)  $26,712
  Stock issued for acquisition..............................  (258,216)   (67,853)       --
  Other.....................................................      (121)      (484)     (121)

                          NEWFIELD EXPLORATION COMPANY

20.  RELATED PARTY TRANSACTIONS:

     Prior to our acquisition of Lariat Petroleum in January 2001, Warburg, Pincus Ventures, L.P. (WPV) owned approximately 88% of the outstanding capital stock of Lariat on a fully diluted basis. WPV received cash proceeds for its stock of approximately $78.6 million and 1,864,735 shares of our common stock in the acquisition. WPV also received approximately $39.1 million as repayment in full of notes payable by Lariat to WPV. In connection with the acquisition, we entered into a registration rights agreement with the former stockholders of Lariat that received our common stock in the acquisition, including WPV. Pursuant this agreement, we filed a shelf registration statement under the Securities Act to register the reoffer and resale of these shares of common stock. We are required to maintain the effectiveness of the registration statement for the shorter of two years and the date upon which all of the shares covered by the registration statement have been sold. In addition, we agreed to provide customary indemnification and contribution for the benefit of the other parties to the registration rights agreement, including WPV.

     The sole general partner of WPV is Warburg, Pincus & Co. (WP & Co.). Warburg Pincus LLC (WP LLC) manages WPV. Howard H. Newman, one of our directors, is a general partner of WP & Co and a Vice Chairman, Managing Director and member of WP LLC.

     Three private equity funds (the WP funds) managed by WP LLC held all of the outstanding preferred stock of EEX prior to our acquisition of EEX and received an aggregate of 4,700,000 shares of our common stock in exchange for their EEX preferred stock in the acquisition. Concurrently with the execution of the merger agreement to acquire EEX, we entered into a registration rights agreement and a voting agreement with the WP funds. Pursuant to the registration rights agreement, we filed a shelf registration statement under the Securities Act to register the reoffer and resale of the shares of our common stock received by the WP funds in the acquisition. We are required to maintain the effectiveness of the registration statement until all of the shares of our common stock received by the WP funds in the acquisition have been sold or until such time as such shares are eligible for resale under Rule 144(k) under the Securities Act. In addition, if we propose to file a registration statement or a prospectus supplement to an already effective shelf registration statement with respect to an underwritten public offering of our common stock, the WP funds have the right to include their shares of our commons stock in the registration, subject to certain limitations. We also agreed to provide customary indemnification and contribution for the benefit of the WP funds. Pursuant to the voting agreement, we paid the WP funds $62,500, representing 50% of the filing fee paid by the WP funds in connection with antitrust filings they made in connection with the acquisition.

     WP & Co is the sole general partner of the WP funds and Mr. Newman was a director of EEX prior to its acquisition.

     Terry Huffington, one of our directors, is a principal owner of Huffco International L.L.C. and David A. Trice, our President and Chief Executive Officer, is a minority owner of Huffco. In May 1997, prior to Ms. Huffington and Mr. Trice becoming affiliated with us, we acquired from Huffco an entity now known as Newfield China, LDC, the owner of a 35% interest (subject to a 51% reversionary interest held by the Chinese government) in a production sharing contract area, referred to as "Block 05/36," in the Bohai Bay, offshore China. Huffco retained preferred shares of Newfield China that provide for an aggregate dividend equal to 10% of the excess of proceeds received by Newfield China from the sale of oil, gas and other minerals over all costs incurred with respect to exploration and production in Block 05/36, plus the cash purchase price we paid Huffco for Newfield China ($6.2 million). At December 31, 2002, Newfield China had approximately $36 million in unrecovered costs, no reserves and no revenue and, as a result, no dividends have been paid to date on its preferred shares.

                          NEWFIELD EXPLORATION COMPANY

21.  SUBSEQUENT EVENT:

     On March 6, 2003, we reached an agreement with BWT, certain lenders and insurers of BWT and the unsecured creditors committee of Enron to terminate EEX's gas forward sales contract. (See Note 7, "Debt -- Gas Sales Obligation"). The agreement, which is subject to the final approval of the Enron bankruptcy court, provides for the termination of the gas sales contract, the swaps entered into in connection with the gas sales contract and any other agreements between EEX, BWT and Enron related to the gas sales contract, including the guarantee and all liens and other security interests on EEX's properties, in exchange for a payment to BWT representing:

     - the remaining unamortized obligation under the gas sales contract;

     - the fair market value of certain swaps entered into by BWT in conjunction with the gas sales contract;

     - an agreed upon value of $0.5 million for BWT's limited membership interest in an EEX subsidiary that BWT acquired in conjunction with the gas sales contract.

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The results of operations by quarter for the years ended December 31, 2002 and 2001 are as follows:

                                                               2002 QUARTER ENDED
                                               ---------------------------------------------------
                                               MARCH 31   JUNE 30    SEPTEMBER 30    DECEMBER 31
                                               --------   --------   ------------   --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Oil and gas revenues.........................  $148,039   $161,611     $152,610        $199,490
Income from operations.......................    36,693     39,738       34,110          62,964
Net income...................................    16,326     16,270        9,371          31,880
Basic earnings per common share..............  $   0.37   $   0.37     $   0.21        $   0.68
Diluted earnings per common share............  $   0.37   $   0.36     $   0.21        $   0.65

                                                               2001 QUARTER ENDED
                                               ---------------------------------------------------
                                               MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31(1)
                                               --------   --------   ------------   --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Oil and gas revenues.........................  $209,326   $200,747     $183,259        $156,073
Income (loss) from operations................   107,691     87,455       61,984         (66,272)
Net income (loss) before cumulative effect of
  change in accounting principle.............    63,145     56,737       42,976         (39,110)
Cumulative effect of change in accounting
  principle..................................    (4,794)        --           --              --
Net income (loss)............................    58,351     56,737       42,976         (39,110)
Basic earnings (loss) per common share before
  cumulative effect of change in accounting
  principle..................................  $   1.43   $   1.27     $   0.97        $  (0.89)
Basic earnings (loss) per common share.......  $   1.32   $   1.27     $   0.97        $  (0.89)
Diluted earnings (loss) per common share
  before cumulative effect of change in
  accounting principle.......................  $   1.32   $   1.18     $   0.91        $  (0.89)
Diluted earnings (loss) per common share.....  $   1.22   $   1.18     $   0.91        $  (0.89)

---------------

(1) In the fourth quarter of 2001, we recorded an impairment in accordance with the full cost accounting rules of $106 million ($68 million after-tax).

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
               SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED

     Costs incurred for oil and gas property acquisition, exploration and development activities for each of the years in the three-year period ended December 31, 2002 are as follows:

                                       UNITED                           OTHER
                                       STATES    AUSTRALIA    CHINA    FOREIGN    TOTAL
                                      --------   ---------   -------   -------   --------
                                                        (IN THOUSANDS)
2002:
Property acquisition:
  Unproved..........................  $112,231    $    --    $    --   $   --    $112,231
  Proved............................   511,340        144         --       --     511,484
Exploration.........................   100,941     17,487      4,877    3,279     126,584
Development.........................   146,975      2,353         --       --     149,328
Capitalized interest................     8,839         --         --       --       8,839
                                      --------    -------    -------   ------    --------
     Total costs incurred...........  $880,326    $19,984    $ 4,877   $3,279    $908,466
                                      ========    =======    =======   ======    ========
2001:
Property acquisition:
  Unproved..........................  $ 57,872    $    --    $    --   $   --    $ 57,872
  Proved............................   482,613       (171)        --       --     482,442
Exploration.........................    91,991      8,111     10,901    1,043     112,046
Development.........................   298,221      1,004         --       --     299,225
Capitalized interest................     8,891         --         --       --       8,891
                                      --------    -------    -------   ------    --------
     Total costs incurred...........  $939,588    $ 8,944    $10,901   $1,043    $960,476
                                      ========    =======    =======   ======    ========
2000:
Property acquisition:
  Unproved..........................  $ 23,621    $    --    $   375   $  656    $ 24,652
  Proved............................   115,567       (295)        --       --     115,272
Exploration.........................    88,573      3,760      5,286       --      97,619
Development.........................   125,822     10,448         --       --     136,270
Capitalized interest................     5,353         --         --       --       5,353
                                      --------    -------    -------   ------    --------
     Total costs incurred...........  $358,936    $13,913    $ 5,661   $  656    $379,166
                                      ========    =======    =======   ======    ========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     Capitalized costs for our oil and gas producing activities consist of the following at the end of each of the years in the three-year period ended December 31, 2002:

                                                                        OTHER
                                 UNITED STATES   AUSTRALIA    CHINA    FOREIGN      TOTAL
                                 -------------   ---------   -------   -------   -----------
                                                       (IN THOUSANDS)
2002:
Proved properties..............   $3,052,408     $ 50,232    $    --   $   --    $ 3,102,640
Unproved properties............      210,270           --     30,014    6,330        246,614
                                  ----------     --------    -------   ------    -----------
                                   3,262,678       50,232     30,014    6,330      3,349,254
Accumulated depreciation,
  depletion and amortization...   (1,312,110)     (27,139)        --       --     (1,339,249)
                                  ----------     --------    -------   ------    -----------
Net capitalized cost...........   $1,950,568     $ 23,093    $30,014   $6,330    $ 2,010,005
                                  ==========     ========    =======   ======    ===========
2001:
Proved properties..............   $2,268,372     $ 30,248    $    --   $   --    $ 2,298,620
Unproved properties............      116,807           --     25,137    3,051        144,995
                                  ----------     --------    -------   ------    -----------
                                   2,385,179       30,248     25,137    3,051      2,443,615
Accumulated depreciation,
  depletion and amortization...   (1,018,048)     (16,988)        --       --     (1,035,036)
                                  ----------     --------    -------   ------    -----------
Net capitalized cost...........   $1,367,131     $ 13,260    $25,137   $3,051    $ 1,408,579
                                  ==========     ========    =======   ======    ===========
2000:
Proved properties..............   $1,474,517     $ 21,304    $    --   $   --    $ 1,495,821
Unproved properties............       77,085           --     14,236    2,008         93,329
                                  ----------     --------    -------   ------    -----------
                                   1,551,602       21,304     14,236    2,008      1,589,150
Accumulated depreciation,
  depletion and amortization...     (745,573)     (10,670)        --       --       (756,243)
                                  ----------     --------    -------   ------    -----------
Net capitalized cost...........   $  806,029     $ 10,634    $14,236   $2,008    $   832,907
                                  ==========     ========    =======   ======    ===========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES

     The following table sets forth our net proved reserves, including the changes therein, and proved developed reserves at the end of each year in the three-year period ended December 31, 2002, as estimated by our petroleum engineering staff:

                            OIL, CONDENSATE AND NATURAL
                                GAS LIQUIDS (MBBLS)             NATURAL GAS (MMCF)                    TOTAL (MMFE)
                            ---------------------------   -------------------------------   ---------------------------------
                             U.S.    AUSTRALIA   TOTAL      U.S.     AUSTRALIA    TOTAL       U.S.      AUSTRALIA     TOTAL
                            ------   ---------   ------   --------   ---------   --------   ---------   ---------   ---------
Proved developed and
  undeveloped reserves:
DECEMBER 31, 1999.........  19,637     6,133     25,770    440,173       --       440,173     557,995    36,798       594,793
Revisions of previous
  estimates...............   1,264       866      2,130     (4,531)      --        (4,531)      3,053     5,196         8,249
Extensions, discoveries
  and other additions.....   4,501        --      4,501     91,096       --        91,096     118,102        --       118,102
Purchases of properties...   1,487        --      1,487     99,531       --        99,531     108,453        --       108,453
Sales of properties.......    (248)       --       (248)    (1,100)      --        (1,100)     (2,588)       --        (2,588)
Production................  (4,090)   (1,616)    (5,706)  (105,446)      --      (105,446)   (129,986)   (9,696)     (139,682)
                            ------    ------     ------   --------     ----      --------   ---------    ------     ---------
DECEMBER 31, 2000.........  22,551     5,383     27,934    519,723       --       519,723     655,029    32,298       687,327
Revisions of previous
  estimates...............    (714)    1,476        762    (18,725)      --       (18,725)    (23,009)    8,856       (14,153)
Extensions, discoveries
  and other additions.....   4,365        --      4,365    115,433       --       115,433     141,623        --       141,623
Purchases of properties...  10,279        --     10,279    235,048       --       235,048     296,722        --       296,722
Sales of properties.......      --        --         --         --       --            --          --        --            --
Production................  (5,522)   (1,476)    (6,998)  (133,167)      --      (133,167)   (166,299)   (8,856)     (175,155)
                            ------    ------     ------   --------     ----      --------   ---------    ------     ---------
DECEMBER 31, 2001.........  30,959     5,383     36,342    718,312       --       718,312     904,066    32,298       936,364
Revisions of previous
  estimates...............   1,367        45      1,412        528       --           528       8,730       270         9,000
Extensions, discoveries
  and other additions.....   4,218        --      4,218    108,201       --       108,201     133,509        --       133,509
Purchases of properties...   4,191        --      4,191    301,614       --       301,614     326,760        --       326,760
Sales of properties.......  (1,463)       --     (1,463)    (6,880)      --        (6,880)    (15,658)       --       (15,658)
Production................  (5,235)   (1,340)    (6,575)  (144,660)      --      (144,660)   (176,070)   (8,040)     (184,110)
                            ------    ------     ------   --------     ----      --------   ---------    ------     ---------
DECEMBER 31, 2002.........  34,037     4,088     38,125    977,115       --       977,115   1,181,337    24,528     1,205,865
                            ======    ======     ======   ========     ====      ========   =========    ======     =========
Proved developed reserves:
  December 31, 1999.......  17,123     6,133     23,256    376,820       --       376,820     479,558    36,798       516,356
  December 31, 2000.......  18,657     5,383     24,040    416,368       --       416,368     528,310    32,298       560,608
  December 31, 2001.......  29,151     5,383     34,534    662,879       --       662,879     837,785    32,298       870,083
  December 31, 2002.......  32,425     4,088     36,513    905,062       --       905,062   1,099,612    24,528     1,124,140

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following information was developed utilizing procedures prescribed by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The information is based on estimates prepared by our petroleum engineering staff. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance. Further, information contained in the following tables should not be considered as representative of realistic assessments of future cash flows, nor should the "standardized measure of discounted future net cash flows" be viewed as representative of our current value.

     We believe that in reviewing the information that follows the following factors should be taken into account:

     - future costs and selling prices will probably differ from those required to be used in these calculations;

     - due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rates of production assumed in the calculations;

     - a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and

     - future net revenues may be subject to different rates of income taxation.

     Under the standardized measure, future cash inflows were estimated by applying year-end oil and gas prices, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate and year-end prices and costs are required by SFAS 69.

     In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     The standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves is as follows:

                                                     U.S.       AUSTRALIA      TOTAL
                                                  -----------   ----------   ----------
                                                             (IN THOUSANDS)
2002:
Future cash inflows.............................  $ 5,633,523   $  134,380   $5,767,903
Less related future:
  Production costs..............................   (1,066,354)     (82,836)  (1,149,190)
  Development and abandonment costs.............     (299,560)     (19,510)    (319,070)
                                                  -----------   ----------   ----------
Future net cash flows before income taxes.......    4,267,609       32,034    4,299,643
Future income tax expense.......................   (1,042,310)     (12,500)  (1,054,810)
                                                  -----------   ----------   ----------
Future net cash flows before 10% discount.......    3,225,299       19,534    3,244,833
10% annual discount for estimating timing of
  cash flows....................................     (978,339)      (1,184)    (979,523)
                                                  -----------   ----------   ----------
Standardized measure of discounted future net
  cash flows....................................  $ 2,246,960   $   18,350   $2,265,310
                                                  ===========   ==========   ==========
2001:
Future cash inflows.............................  $ 2,446,106   $  106,638   $2,552,744
Less related future:
  Production costs..............................     (616,863)     (70,132)    (686,995)
  Development and abandonment costs.............     (244,685)     (14,200)    (258,885)
                                                  -----------   ----------   ----------
Future net cash flows before income taxes.......    1,584,558       22,306    1,606,864
Future income tax expense.......................     (272,936)      (9,524)    (282,460)
                                                  -----------   ----------   ----------
Future net cash flows before 10% discount.......    1,311,622       12,782    1,324,404
10% annual discount for estimating timing of
  cash flows....................................     (352,759)        (127)    (352,886)
                                                  -----------   ----------   ----------
Standardized measure of discounted future net
  cash flows....................................  $   958,863   $   12,655   $  971,518
                                                  ===========   ==========   ==========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

                                                     U.S.       AUSTRALIA      TOTAL
                                                  -----------   ----------   ----------
                                                             (IN THOUSANDS)
2000:
Future cash inflows.............................  $ 5,709,166   $  135,192   $5,844,358
Less related future:
  Production costs..............................     (426,987)     (89,326)    (516,313)
  Development and abandonment costs.............     (244,139)     (16,320)    (260,459)
                                                  -----------   ----------   ----------
Future net cash flows before income taxes.......    5,038,040       29,546    5,067,586
Future income tax expense.......................   (1,564,431)      (8,864)  (1,573,295)
                                                  -----------   ----------   ----------
Future net cash flows before 10% discount.......    3,473,609       20,682    3,494,291
10% annual discount for estimating timing of
  cash flows....................................     (820,256)      (3,777)    (824,033)
                                                  -----------   ----------   ----------
Standardized measure of discounted future net
  cash flows....................................  $ 2,653,353   $   16,905   $2,670,258
                                                  ===========   ==========   ==========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

     Set forth in the table below is a summary of the changes in the standardized measure of discounted future net cash flows for our proved oil and gas reserves for each of the years in the three-year period ended December 31, 2002:

                                                       U.S.       AUSTRALIA      TOTAL
                                                    -----------   ---------   -----------
                                                               (IN THOUSANDS)
2002:
Beginning of the period...........................  $   958,863   $ 12,655    $   971,518
Revisions of previous estimates:
  Changes in prices and costs.....................    1,046,860     22,095      1,068,955
  Changes in quantities...........................       12,341         --         12,341
  Changes in future development costs.............           --         --             --
Development costs incurred during the period......       31,889         --         31,889
Additions to proved reserves resulting from
  extensions, discoveries and improved recovery,
  less related costs..............................      420,846         --        420,846
Purchases and sales of reserves in place..........      663,612         --        663,612
Accretion of discount.............................       95,886      1,266         97,152
Sales of oil and gas, net of production costs.....     (347,810)   (15,933)      (363,743)
Net change in income taxes........................     (769,374)    (3,693)      (773,067)
Production timing and other.......................      133,847      1,960        135,807
                                                    -----------   --------    -----------
Net increase......................................    1,288,097      5,695      1,293,792
                                                    -----------   --------    -----------
End of the period.................................  $ 2,246,960   $ 18,350    $ 2,265,310
                                                    ===========   ========    ===========
2001:
Beginning of the period...........................  $ 2,653,353   $ 16,905    $ 2,670,258
Revisions of previous estimates:
  Changes in prices and costs.....................   (2,372,021)    (6,434)    (2,378,455)
  Changes in quantities...........................       (9,536)     8,711           (825)
  Changes in future development costs.............           --      2,120          2,120
Development costs incurred during the period......       72,016      1,363         73,379
Additions to proved reserves resulting from
  extensions, discoveries and improved recovery,
  less related costs..............................      187,793         --        187,793
Purchases of reserves in place....................      267,925         --        267,925
Accretion of discount.............................      265,335      2,955        268,290
Sales of oil and gas, net of production costs.....   (1,206,548)   (15,527)    (1,222,075)
Net change in income taxes........................      922,071      1,307        923,378
Production timing and other.......................      178,475      1,255        179,730
                                                    -----------   --------    -----------
Net decrease......................................   (1,694,490)    (4,250)    (1,698,740)
                                                    -----------   --------    -----------
End of the period.................................  $   958,863   $ 12,655    $   971,518
                                                    ===========   ========    ===========

                          NEWFIELD EXPLORATION COMPANY

                      SUPPLEMENTARY FINANCIAL INFORMATION
       SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED -- (CONTINUED)

                                                       U.S.       AUSTRALIA      TOTAL
                                                    -----------   ---------   -----------
                                                               (IN THOUSANDS)
2000:
Beginning of the period...........................  $   713,065   $ 19,454    $   732,519
Revisions of previous estimates:
  Changes in prices and costs.....................    1,866,958     (5,791)     1,861,167
  Changes in quantities...........................       18,849      6,680         25,529
  Changes in future development costs.............           --     15,004         15,004
Development costs incurred during the period......       69,232      3,260         72,492
Additions to proved reserves resulting from
  extensions, discoveries and improved recovery,
  less related costs..............................      611,719         --        611,719
Purchases of reserves in place....................      524,675         --        524,675
Accretion of discount.............................       88,414      2,915         91,329
Sales of oil and gas, net of production costs.....     (289,359)   (28,193)      (317,552)
Net change in income taxes........................   (1,023,931)       834     (1,023,097)
Production timing and other.......................       73,731      2,742         76,473
                                                    -----------   --------    -----------
Net increase (decrease)...........................    1,940,288     (2,549)     1,937,739
                                                    -----------   --------    -----------
End of the period.................................  $ 2,653,353   $ 16,905    $ 2,670,258
                                                    ===========   ========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held on May 1, 2003 and to the information set forth in Item 4A, "Executive Officers," in this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held on May 1, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held on May 1, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to such information as set forth in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held on May 1, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     On February 10, 2003, our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since February 10, 2003.

     Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, our chief executive officer and chief financial officer have provided certain certifications to the SEC. These certifications accompanied this report when filed with the SEC, but are not set forth herein.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          (1) Financial Statements: Reference is made to the index set forth on page 45 of this Annual Report on Form 10-K.

          (2) Financial Statement Schedules: Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

          (3) Index of Exhibits: See "Index of Exhibits" below for a list of those exhibits filed herewith or incorporated herein by reference.

     (b) Reports on Form 8-K.

     On October 2, 2002, we filed a Current Report on Form 8-K announcing the shut-in of production in the Gulf of Mexico as a result of Hurricane Lili.

     On October 16, 2002, we filed a Current Report on Form 8-K announcing an update to estimated 2002 production as a result of storms in the Gulf of Mexico.

     On November 1, 2002, we filed a Current Report on Form 8-K in connection with the announcement of our financial and operating results for the third quarter of 2002 and furnished our operating estimates for the fourth quarter of 2002.

     On November 27, 2002, we filed a Current Report on Form 8-K reporting that we had acquired EEX Corporation on November 26, 2002.

     On December 5, 2002, we filed a Current Report on Form 8-K reporting an amendment of our credit facility and filing a copy of the amendment as an exhibit.

     On December 20, 2002, we filed a Current Report on Form 8-K furnishing updated operational and financial guidance for the fourth quarter of 2002 following the recent acquisition of EEX Corporation.

     (c) Index of Exhibits

     3.  EXHIBITS

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
   3.1      --   Second Restated Certificate of Incorporation of Newfield
                 (incorporated by reference to Exhibit 3.1 to Newfield's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999 (File No. 1-12534))
   3.1.1    --   Certificate of Amendment to Second Restated Certificate of
                 Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield's Registration
                 Statement on Form S-3 (Registration No. 333-32582))
   3.2      --   Restated Bylaws of Newfield as amended by Amendment No. 1
                 thereto adopted January 31, 2000 (incorporated by reference to Exhibit 3.3 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 1999 (File No. 1-12534))
   3.4      --   Certificate of Designation of Series A Junior Participating
                 Preferred Stock, par value $0.01 per share, setting forth
                 the terms of the Series A Junior Participating Preferred
                 Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 1998 (File No. 1-12534))
   4.1      --   Rights Agreement, dated as of February 12, 1999, between
                 Newfield and ChaseMellon Shareholder Services L.L.C., as
                 Rights Agent, specifying the terms of the Rights to Purchase
                 Series A Junior Participating Preferred Stock, par value
                 $0.01 per share, of Newfield (incorporated by reference to
                 Exhibit 1 to Newfield's Registration Statement on Form 8-A
                 filed with the SEC on February 18, 1999 (File No. 1-12534))
   4.2      --   Indenture dated as of October 15, 1997 among Newfield, as
                 issuer, and Wachovia Bank, National Association (formerly
                 First Union National Bank), as trustee (incorporated by
                 reference to Exhibit 4.3 to Newfield's Registration
                 Statement on Form S-4 (Registration No. 333-39563))
   4.3      --   Amended and Restated Trust Agreement of Newfield Financial
                 Trust I, dated as of August 13, 1999 (incorporated by
                 reference to Exhibit 4.1 to Newfield's Current Report on
                 Form 8-K filed with the SEC on August 13, 1999 (File No.
                 1-12534))
   4.4      --   Form of Preferred Security of Newfield Financial Trust I
                 (incorporated by reference to Exhibit 4.2 to Newfield's
                 Current Report on Form 8-K filed with the SEC on August 13,
                 1999 (File No. 1-12534))
   4.5      --   Junior Subordinated Convertible Indenture, dated as of
                 August 13, 1999, between Newfield and Wachovia Bank,
                 National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to
                 Newfield's Current Report on Form 8-K filed with the SEC on
                 August 13, 1999 (File No. 1-12534))
   4.6      --   Form of 6  1/2% Junior Subordinated Convertible Debenture,
                 Series A due 2029 (incorporated by reference to Exhibit 4.4 to Newfield's Current Report on Form 8-K filed with the SEC on August 13, 1999 (File No. 1-12534))

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
   4.7      --   Guarantee Agreement, dated as of August 13, 1999, relating to Newfield Financial Trust I (incorporated by reference to
                 Exhibit 4.5 to Newfield's Current Report on Form 8-K filed with the SEC on August 13, 1999 (File No. 1-12534))
   4.8      --   Senior Indenture dated as of February 28, 2001 between
                 Newfield and Wachovia Bank, National Association (formerly
                 First Union National Bank), as Trustee (incorporated by
                 reference to Exhibit 4.1 to Newfield's Current Report on
                 Form 8-K filed with the SEC on February 28, 2001 (File No.
                 1-12534))
   4.9.1    --   Subordinated Indenture dated as of December 10, 2001 between
                 Newfield and Wachovia Bank, National Association (formerly
                 First Union National Bank), as Trustee (incorporated by
                 reference to Exhibit 4.5 of Newfield's Registration
                 Statement on Form S-3 (Registration No. 333-71348)
   4.9.2    --   First Supplemental Indenture to Subordinated Indenture dated as of August 13, 2002 between Newfield and Wachovia Bank,
                 National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Newfield's Current Report on Form 8-K
                 filed with the SEC on August 13, 2002 (File No. 1-12534))
   4.10.1   --   Trust Indenture, Mortgage, Assignment of Lease and Security
                 Agreement (1996-A), dated as of November 15, 1996, among
                 Wilmington Trust Company, as Corporate Grantor Trustee,
                 Thomas P. Laskaris, as Individual Grantor Trustee, The Bank
                 of New York, as Corporate Indenture Trustee, and Frederick
                 W. Clark, as Individual Indenture Trustee (incorporated by reference to Exhibit 10.1 to EEX Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
                 1-12905))
   4.10.2   --   Relevant Amendment, dated August 2, 2001, among EEX
                 Corporation, Cooper Project, L.L.C., Wilmington Trust
                 Company, as Corporate Grantor Trustee, John M. Beeson, Jr.,
                 as Individual Grantor Trustee, The Bank of New York, as
                 Corporate Indenture Trustee, Van Brown, as Individual
                 Indenture Trustee, and The Bank of New York, as Pass Through
                 Trustee under the Pass Through Trust Agreement (incorporated by reference to Exhibit 10.3 to EEX Corporation's Annual
                 Report on Form 10-K for the year ended December 31, 2001
                 (File No. 1-12905))
   4.10.3   --   Amendment to Relevant Amendment, dated August 24, 2001,
                 among EEX Corporation, The Bank of New York, as Corporate
                 Indenture Trustee, and Van Brown, as Individual Indenture
                 Trustee (incorporated by reference to Exhibit 10.4 to EEX
                 Corporation's Annual Report on Form 10-K for the year ended
                 December 31, 2001 (File No. 1-12905))
  *4.10.4   --   Participation Agreement (1996-A), dated as of November 15,
                 1996, among EEX Corporation (formerly Ensearch Exploration,
                 Inc.), as Lessee, Cooper Project, L.L.C., Wilmington Trust
                 Company, as Corporate Grantor Trustee, Thomas P. Laskaris,
                 as Individual Grantor Trustee, The Bank of New York, as Pass
                 Through Trustee and Loan Participant, The Bank of New York,
                 as Corporate Indenture Trustee, and Frederick M. Clark, as
                 Individual Indenture Trustee.
 +10.1      --   Newfield Exploration Company 1989 Stock Option Plan
                 (incorporated by reference to Exhibit 10.1 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.2      --   Newfield Exploration Company 1990 Stock Option Plan
                 (incorporated by reference to Exhibit 10.2 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.3      --   Newfield Exploration Company 1991 Stock Option Plan
                 (incorporated by reference to Exhibit 10.3 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.4      --   Newfield Exploration Company 1993 Stock Option Plan
                 (incorporated by reference to Exhibit 10.4 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.5      --   Newfield Exploration Company 1995 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 4.1 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 33-92182))
 +10.6.1    --   Newfield Exploration Company 1998 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 4.1.1 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 333-59383))
 +10.6.2    --   Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                 (incorporated by reference to Exhibit 4.1.2 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 333-59383))
 +10.7      --   Newfield Exploration Company 2000 Omnibus Stock Plan (as
                 amended and restated effective February 14, 2002)
                 (incorporated by reference to Exhibit 10.7.2 to Newfield's
                 Annual Report on Form 10-K for the year ended December 31,
                 2001 (File No. 1-12534))
 +10.8      --   Newfield Exploration Company 2000 Non-Employee Director
                 Restricted Stock Plan (incorporated by reference to Exhibit
                 10.18 to Newfield's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
 +10.9.1    --   Newfield Employee 1993 Incentive Compensation Plan
                 (incorporated by reference to Exhibit 10.5 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.9.2    --   Amendment to Newfield Employee 1993 Incentive Compensation
                 Plan (effective as of February 14, 2002) (incorporated by
                 reference to Exhibit 10.9.2 to Newfield's Annual Report on
                 Form 10-K for the year ended December 31, 2001 (File No.
                 1-12534))
 +10.10     --   Newfield Exploration Company Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10.11 to Newfield's
                 Registration Statement on Form S-3 (Registration No.
                 333-32587))
 +10.11     --   Employment Agreement between Newfield and Joe B. Foster
                 dated January 31, 2000 (incorporated by reference to Exhibit
                 10 to Newfield's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 2000 (File No. 1-12534))
 +10.12     --   Resolution of Members Establishing the Preferences,
                 Limitations and Relative Rights of Series "A" Preferred
                 Shares of Huffco China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield's Registration
                 Statement on Form S-3 (Registration No. 333-32587))
 +10.13     --   Registration Rights Agreement, dated as of January 23, 2001, by and among Newfield and certain of the former stockholders of Lariat (incorporated by reference to Exhibit 10.3 to
                 Newfield's Current Report on Form 8-K filed with the SEC on
                 February 7, 2001 (File No. 1-12534))
 *10.14     --   Newfield Exploration Company 2003 Incentive Compensation
                 Plan
  10.15.1   --   Credit Agreement, dated as of January 23, 2001, among
                 Newfield, The Chase Manhattan Bank, as Agent, and the banks signatory thereto (the "Credit Agreement") (incorporated by reference to Exhibit 10.2.1 to Newfield's Current Report on
                 Form 8-K filed with the SEC on February 7, 2001 (File No.
                 1-12534))
  10.15.2   --   First Amendment Agreement, dated as of January 31, 2001,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10.2.2 to Newfield's Current Report on Form 8-K
                 filed with the SEC on February 7, 2001 (File No. 1-12534))
  10.15.3   --   Second Amendment Agreement, dated as of May 1, 2001,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10 to Newfield's Quarterly Report on Form 10-Q for
                 the quarterly period ended June 30, 2001 (File No. 1-12534))
  10.15.4   --   Third Amendment Agreement, dated as of August 22, 2002,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on September 27, 2002 (File No. 1-12534))
  10.15.5   --   Fourth Amendment Agreement, dated as of November 1, 2002,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on December 5, 2002 (File No. 1-12534))
  10.16.1   --   Natural Gas Prepaid Forward Sale Contract, dated December
                 17, 1999, between EEX E&P Company, L.P. and Bob West
                 Treasure L.L.C. (incorporated by reference to Exhibit 99.5 to EEX Corporation's Current Report on Form 8-K filed with the SEC on December 17, 1999 (File No. 1-12905))
  10.16.2   --   First Amendment to Natural Gas Prepaid Forward Sale
                 Contract, effective May 16, 2000, between EEX E&P Company,
                 L.P. and Bob West Treasure L.L.C. (incorporated by reference to Exhibit 10.1 to EEX Corporation's Quarterly Report on
                 Form 10-Q for the quarterly period ended June 30, 2000 (File
                 No. 1-12905))
  10.17     --   Amended and Restated Call Agreement, dated May 16, 2000,
                 between EEX Capital, Inc. and Bob West Treasure, L.L.C.
                 (incorporated by reference to Exhibit 10.2 to EEX
                 Corporation's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 2000 (File No. 1-12905))
  10.18     --   Subordinated Convertible Note, dated December 17, 1999, from
                 EEX Reserves Funding LLC to EEX Corporation (incorporated by reference to Exhibit 99.7 to EEX Corporation's Current
                 Report on Form 8-K filed with the SEC on December 17, 1999
                 (File No. 1-12905))

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
 +10.19     --   Voting Agreement and Irrevocable Proxy, dated as of May 29,
                 2002, by and among Newfield, Warburg, Pincus Equity
                 Partners, L.P., Warburg, Pincus Netherlands Equity Partners
                 I, C.V., Warburg, Pincus Netherlands Equity Partners II,
                 C.V. and Warburg, Pincus Netherlands Equity Partners III,
                 C.V., Thomas M. Hamilton, David R. Henderson and Richard S.
                 Langdon and David A. Trice and Terry W. Rathert
                 (incorporated by reference to Exhibit 10.2 to Newfield's
                 Current Report on Form 8-K filed with the SEC on May 30,
                 2002 (File No. 1-12534))
 +10.20     --   Registration Rights Agreement, dated as of May 29, 2002, by and among Newfield, Warburg, Pincus Equity Partners, L.P.,
                 Warburg, Pincus Netherlands Equity Partners I, C.V.,
                 Warburg, Pincus Netherlands Equity Partners II, C.V. and
                 Warburg, Pincus Netherlands Equity Partners III, C.V.
                 (incorporated by reference to Exhibit 10.3 to Newfield's
                 Current Report on Form 8-K filed with the SEC on may 30,
                 2002 (File No. 1-12534))
 *21.1      --   List of Significant Subsidiaries
 *23.1      --   Consent of PricewaterhouseCoopers LLP

---------------

* Filed herewith.

+ Identifies management contracts and compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

                                          NEWFIELD EXPLORATION COMPANY

                                          By:      /s/ DAVID A. TRICE
                                            ------------------------------------
                                                       David A. Trice
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 14th day of March, 2003.

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

              /s/ BRIAN L. RICKMERS                      Controller (Principal Accounting Officer)
 ------------------------------------------------
                Brian L. Rickmers

                /s/ JOE B. FOSTER                                         Director
 ------------------------------------------------
                  Joe B. Foster

             /s/ PHILIP J. BURGUIERES                                     Director
 ------------------------------------------------
               Philip J. Burguieres

            /s/ CHARLES W. DUNCAN, JR.                                    Director
 ------------------------------------------------
              Charles W. Duncan, Jr.

               /s/ CLAIRE S. FARLEY                                       Director
 ------------------------------------------------
                 Claire S. Farley

                /s/ DENNIS HENDRIX                                        Director
 ------------------------------------------------
                  Dennis Hendrix

               /s/ TERRY HUFFINGTON                                       Director
 ------------------------------------------------
                 Terry Huffington

               /s/ HOWARD H. NEWMAN                                       Director
 ------------------------------------------------
                 Howard H. Newman

               /s/ THOMAS G. RICKS                                        Director
 ------------------------------------------------
                 Thomas G. Ricks

              /s/ DAVID F. SCHAIBLE                                       Director
 ------------------------------------------------
                David F. Schaible

                 /s/ C. E. SHULTZ                                         Director
 ------------------------------------------------
                   C. E. Shultz

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David A. Trice, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Newfield Exploration Company (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

                                          By:      /s/ DAVID A. TRICE
                                            ------------------------------------
                                                       David A. Trice
                                               President and Chief Executive
                                                           Officer

Date: March 14, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Terry W. Rathert, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Newfield Exploration Company (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

                                          By:     /s/ TERRY W. RATHERT
                                            ------------------------------------
                                                      Terry W. Rathert
                                             Vice President and Chief Financial
                                                           Officer

Date: March 14, 2003

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
   3.1      --   Second Restated Certificate of Incorporation of Newfield
                 (incorporated by reference to Exhibit 3.1 to Newfield's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999 (File No. 1-12534))
   3.1.1    --   Certificate of Amendment to Second Restated Certificate of
                 Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield's Registration
                 Statement on Form S-3 (Registration No. 333-32582))
   3.2      --   Restated Bylaws of Newfield as amended by Amendment No. 1
                 thereto adopted January 31, 2000 (incorporated by reference to Exhibit 3.3 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 1999 (File No. 1-12534))
   3.4      --   Certificate of Designation of Series A Junior Participating
                 Preferred Stock, par value $0.01 per share, setting forth
                 the terms of the Series A Junior Participating Preferred
                 Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield's Annual Report on Form 10-K for
                 the year ended December 31, 1998 (File No. 1-12534))
   4.1      --   Rights Agreement, dated as of February 12, 1999, between
                 Newfield and ChaseMellon Shareholder Services L.L.C., as
                 Rights Agent, specifying the terms of the Rights to Purchase
                 Series A Junior Participating Preferred Stock, par value
                 $0.01 per share, of Newfield (incorporated by reference to
                 Exhibit 1 to Newfield's Registration Statement on Form 8-A
                 filed with the SEC on February 18, 1999 (File No. 1-12534))
   4.2      --   Indenture dated as of October 15, 1997 among Newfield, as
                 issuer, and Wachovia Bank, National Association (formerly
                 First Union National Bank), as trustee (incorporated by
                 reference to Exhibit 4.3 to Newfield's Registration
                 Statement on Form S-4 (Registration No. 333-39563))
   4.3      --   Amended and Restated Trust Agreement of Newfield Financial
                 Trust I, dated as of August 13, 1999 (incorporated by
                 reference to Exhibit 4.1 to Newfield's Current Report on
                 Form 8-K filed with the SEC on August 13, 1999 (File No.
                 1-12534))
   4.4      --   Form of Preferred Security of Newfield Financial Trust I
                 (incorporated by reference to Exhibit 4.2 to Newfield's
                 Current Report on Form 8-K filed with the SEC on August 13,
                 1999 (File No. 1-12534))
   4.5      --   Junior Subordinated Convertible Indenture, dated as of
                 August 13, 1999, between Newfield and Wachovia Bank,
                 National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.3 to
                 Newfield's Current Report on Form 8-K filed with the SEC on
                 August 13, 1999 (File No. 1-12534))
   4.6      --   Form of 6  1/2% Junior Subordinated Convertible Debenture,
                 Series A due 2029 (incorporated by reference to Exhibit 4.4 to Newfield's Current Report on Form 8-K filed with the SEC on August 13, 1999 (File No. 1-12534))
   4.7      --   Guarantee Agreement, dated as of August 13, 1999, relating to Newfield Financial Trust I (incorporated by reference to
                 Exhibit 4.5 to Newfield's Current Report on Form 8-K filed with the SEC on August 13, 1999 (File No. 1-12534))
   4.8      --   Senior Indenture dated as of February 28, 2001 between
                 Newfield and Wachovia Bank, National Association (formerly
                 First Union National Bank), as Trustee (incorporated by
                 reference to Exhibit 4.1 to Newfield's Current Report on
                 Form 8-K filed with the SEC on February 28, 2001 (File No.
                 1-12534))
   4.9.1    --   Subordinated Indenture dated as of December 10, 2001 between
                 Newfield and Wachovia Bank, National Association (formerly
                 First Union National Bank), as Trustee (incorporated by
                 reference to Exhibit 4.5 of Newfield's Registration
                 Statement on Form S-3 (Registration No. 333-71348)
   4.9.2    --   First Supplemental Indenture to Subordinated Indenture dated as of August 13, 2002 between Newfield and Wachovia Bank,
                 National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Newfield's Current Report on Form 8-K
                 filed with the SEC on August 13, 2002 (File No. 1-12534))
   4.10.1   --   Trust Indenture, Mortgage, Assignment of Lease and Security
                 Agreement (1996-A), dated as of November 15, 1996, among
                 Wilmington Trust Company, as Corporate Grantor Trustee,
                 Thomas P. Laskaris, as Individual Grantor Trustee, The Bank
                 of New York, as Corporate Indenture Trustee, and Frederick
                 W. Clark, as Individual Indenture Trustee (incorporated by reference to Exhibit 10.1 to EEX Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
                 1-12905))

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
   4.10.2   --   Relevant Amendment, dated August 2, 2001, among EEX
                 Corporation, Cooper Project, L.L.C., Wilmington Trust
                 Company, as Corporate Grantor Trustee, John M. Beeson, Jr.,
                 as Individual Grantor Trustee, The Bank of New York, as
                 Corporate Indenture Trustee, Van Brown, as Individual
                 Indenture Trustee, and The Bank of New York, as Pass Through
                 Trustee under the Pass Through Trust Agreement (incorporated by reference to Exhibit 10.3 to EEX Corporation's Annual
                 Report on Form 10-K for the year ended December 31, 2001
                 (File No. 1-12905))
   4.10.3   --   Amendment to Relevant Amendment, dated August 24, 2001,
                 among EEX Corporation, The Bank of New York, as Corporate
                 Indenture Trustee, and Van Brown, as Individual Indenture
                 Trustee (incorporated by reference to Exhibit 10.4 to EEX
                 Corporation's Annual Report on Form 10-K for the year ended
                 December 31, 2001 (File No. 1-12905))
  *4.10.4   --   Participation Agreement (1996-A), dated as of November 15,
                 1996, among EEX Corporation (formerly Ensearch Exploration,
                 Inc.), as Lessee, Cooper Project, L.L.C., Wilmington Trust
                 Company, as Corporate Grantor Trustee, Thomas P. Laskaris,
                 as Individual Grantor Trustee, The Bank of New York, as Pass
                 Through Trustee and Loan Participant, The Bank of New York,
                 as Corporate Indenture Trustee, and Frederick M. Clark, as
                 Individual Indenture Trustee.
 +10.1      --   Newfield Exploration Company 1989 Stock Option Plan
                 (incorporated by reference to Exhibit 10.1 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.2      --   Newfield Exploration Company 1990 Stock Option Plan
                 (incorporated by reference to Exhibit 10.2 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.3      --   Newfield Exploration Company 1991 Stock Option Plan
                 (incorporated by reference to Exhibit 10.3 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.4      --   Newfield Exploration Company 1993 Stock Option Plan
                 (incorporated by reference to Exhibit 10.4 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.5      --   Newfield Exploration Company 1995 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 4.1 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 33-92182))
 +10.6.1    --   Newfield Exploration Company 1998 Omnibus Stock Plan
                 (incorporated by reference to Exhibit 4.1.1 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 333-59383))
 +10.6.2    --   Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998
                 (incorporated by reference to Exhibit 4.1.2 to Newfield's
                 Registration Statement on Form S-8 (Registration No.
                 333-59383))
 +10.7      --   Newfield Exploration Company 2000 Omnibus Stock Plan (as
                 amended and restated effective February 14, 2002)
                 (incorporated by reference to Exhibit 10.7.2 to Newfield's
                 Annual Report on Form 10-K for the year ended December 31,
                 2001 (File No. 1-12534))
 +10.8      --   Newfield Exploration Company 2000 Non-Employee Director
                 Restricted Stock Plan (incorporated by reference to Exhibit
                 10.18 to Newfield's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
 +10.9.1    --   Newfield Employee 1993 Incentive Compensation Plan
                 (incorporated by reference to Exhibit 10.5 to Newfield's
                 Registration Statement on Form S-1 (Registration No.
                 33-69540))
 +10.9.2    --   Amendment to Newfield Employee 1993 Incentive Compensation
                 Plan (effective as of February 14, 2002) (incorporated by
                 reference to Exhibit 10.9.2 to Newfield's Annual Report on
                 Form 10-K for the year ended December 31, 2001 (File No.
                 1-12534))
 +10.10     --   Newfield Exploration Company Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10.11 to Newfield's
                 Registration Statement on Form S-3 (Registration No.
                 333-32587))
 +10.11     --   Employment Agreement between Newfield and Joe B. Foster
                 dated January 31, 2000 (incorporated by reference to Exhibit
                 10 to Newfield's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 2000 (File No. 1-12534))
 +10.12     --   Resolution of Members Establishing the Preferences,
                 Limitations and Relative Rights of Series "A" Preferred
                 Shares of Huffco China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield's Registration
                 Statement on Form S-3 (Registration No. 333-32587))
 +10.13     --   Registration Rights Agreement, dated as of January 23, 2001, by and among Newfield and certain of the former stockholders of Lariat (incorporated by reference to Exhibit 10.3 to
                 Newfield's Current Report on Form 8-K filed with the SEC on
                 February 7, 2001 (File No. 1-12534))
 *10.14     --   Newfield Exploration Company 2003 Incentive Compensation
                 Plan
  10.15.1   --   Credit Agreement, dated as of January 23, 2001, among
                 Newfield, The Chase Manhattan Bank, as Agent, and the banks signatory thereto (the "Credit Agreement") (incorporated by reference to Exhibit 10.2.1 to Newfield's Current Report on
                 Form 8-K filed with the SEC on February 7, 2001 (File No.
                 1-12534))

 EXHIBIT
 NUMBER                                     TITLE
 -------                                    -----
  10.15.2   --   First Amendment Agreement, dated as of January 31, 2001,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10.2.2 to Newfield's Current Report on Form 8-K
                 filed with the SEC on February 7, 2001 (File No. 1-12534))
  10.15.3   --   Second Amendment Agreement, dated as of May 1, 2001,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10 to Newfield's Quarterly Report on Form 10-Q for
                 the quarterly period ended June 30, 2001 (File No. 1-12534))
  10.15.4   --   Third Amendment Agreement, dated as of August 22, 2002,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on September 27, 2002 (File No. 1-12534))
  10.15.5   --   Fourth Amendment Agreement, dated as of November 1, 2002,
                 amending the Credit Agreement (incorporated by reference to
                 Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on December 5, 2002 (File No. 1-12534))
  10.16.1   --   Natural Gas Prepaid Forward Sale Contract, dated December
                 17, 1999, between EEX E&P Company, L.P. and Bob West
                 Treasure L.L.C., (incorporated by reference to Exhibit 99.5 to EEX Corporation's Current Report on Form 8-K filed with the SEC on December 17, 1999 (File No. 1-12905))
  10.16.2   --   First Amendment to Natural Gas Prepaid Forward Sale
                 Contract, effective May 16, 2000, between EEX E&P Company,
                 L.P. and Bob West Treasure L.L.C. (incorporated by reference to Exhibit 10.1 to EEX Corporation's Quarterly Report on
                 Form 10-Q for the quarterly period ended June 30, 2000 (File
                 No. 1-12905))
  10.17     --   Amended and Restated Call Agreement, dated May 16, 2000,
                 between EEX Capital, Inc. and Bob West Treasure, L.L.C.
                 (incorporated by reference to Exhibit 10.2 to EEX
                 Corporation's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 2000 (File No. 1-12905))
  10.18     --   Subordinated Convertible Note, dated December 17, 1999, from
                 EEX Reserves Funding LLC to EEX Corporation (incorporated by reference to Exhibit 99.7 to EEX Corporation's Current
                 Report on Form 8-K filed with the SEC on December 17, 1999
                 (File No. 1-12905))
 +10.19     --   Voting Agreement and Irrevocable Proxy, dated as of May 29,
                 2002, by and among Newfield, Warburg, Pincus Equity
                 Partners, L.P., Warburg, Pincus Netherlands Equity Partners
                 I, C.V., Warburg, Pincus Netherlands Equity Partners II,
                 C.V. and Warburg, Pincus Netherlands Equity Partners III,
                 C.V., Thomas M. Hamilton, David R. Henderson and Richard S.
                 Langdon and David A. Trice and Terry W. Rathert
                 (incorporated by reference to Exhibit 10.2 to Newfield's
                 Current Report on Form 8-K filed with the SEC on May 30,
                 2002 (File No. 1-12534))
 +10.20     --   Registration Rights Agreement, dated as of May 29, 2002, by and among Newfield, Warburg, Pincus Equity Partners, L.P.,
                 Warburg, Pincus Netherlands Equity Partners I, C.V.,
                 Warburg, Pincus Netherlands Equity Partners II, C.V. and
                 Warburg, Pincus Netherlands Equity Partners III, C.V.
                 (incorporated by reference to Exhibit 10.3 to Newfield's
                 Current Report on Form 8-K filed with the SEC on may 30,
                 2002 (File No. 1-12534))
 *21.1      --   List of Significant Subsidiaries
 *23.1      --   Consent of PricewaterhouseCoopers LLP

---------------

* Filed herewith.

+ Identifies management contracts and compensatory plans or arrangements.