Form 10-Q
period 2003-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2003-05-14
CIK 912750

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from ____________to____________.

                         COMMISSION FILE NUMBER: 1-12534

                          NEWFIELD EXPLORATION COMPANY
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                            72-1133047
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                       363 NORTH SAM HOUSTON PARKWAY EAST
                                   SUITE 2020
                              HOUSTON, TEXAS 77060
              (Address and Zip Code of principal executive offices)

                                 (281) 847-6000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      [X]       No     [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                       Yes      [X]       No     [ ]

         As of May 9, 2003, there were 52,151,443 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
                                     PART I

Item 1.  Unaudited Financial Statements:

            Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002..............................     1

            Consolidated Statement of Income for the three months ended
            March 31, 2003 and 2002............................................................................     2

            Consolidated Statement of Cash Flows for the three months ended
            March 31, 2003 and 2002............................................................................     3

            Consolidated Statement of Stockholders' Equity for the three
            months ended March 31, 2003........................................................................     4

            Notes to Consolidated Financial Statements.........................................................     5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................................    15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................................    24

Item 4.  Controls and Procedures...............................................................................    24

                                     PART II

Item 1.  Legal Proceedings.....................................................................................    25

Item 2.  Changes in Securities and Use of Proceeds.............................................................    25

Item 3.  Defaults upon Senior Securities.......................................................................    25

Item 4.  Submission of Matters to a Vote of Security Holders...................................................    25

Item 5.  Other Information.....................................................................................    25

Item 6.  Exhibits and Reports on Form 8-K......................................................................    26

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                       2003                2002
                                                                                    -----------        -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................    $    42,586        $    48,898
   Accounts receivable--oil and gas.............................................        209,864            130,489
   Inventories..................................................................          7,223              7,910
   Commodity derivatives........................................................         22,002              2,655
   Deferred taxes...............................................................         18,075             12,801
   Other current assets.........................................................         29,810             36,074
                                                                                    -----------        -----------
      Total current assets.....................................................         329,560            238,827
                                                                                    -----------        -----------
Oil and gas properties (full cost method, of which $279,742 at March 31, 2003
   and $268,732 at December 31, 2002 were excluded from amortization)...........      3,610,337          3,349,254
Less--accumulated depreciation, depletion and amortization......................     (1,394,732)        (1,339,249)
                                                                                    -----------        -----------
                                                                                      2,215,605          2,010,005
                                                                                    -----------        -----------
Assets held for sale............................................................         35,000             35,000
Furniture, fixtures and equipment, net..........................................          8,747              8,030
Commodity derivatives...........................................................          4,533              4,439
Other assets....................................................................         20,952             19,452
                                                                                    -----------        -----------
      Total assets..............................................................    $ 2,614,397        $ 2,315,753
                                                                                    ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................    $    15,887        $    27,593
   Current portion of secured notes payable.....................................          5,884             11,215
   Accrued liabilities..........................................................        189,569            203,776
   Advances from joint owners...................................................          2,084              3,613
   Current portion of asset retirement obligation...............................         10,174                 --
   Commodity derivatives........................................................         69,798             49,610
                                                                                    -----------        -----------
      Total current liabilities.................................................        293,396            295,807
                                                                                    -----------        -----------

Other liabilities...............................................................         16,906             16,976
Commodity derivatives...........................................................         12,777             10,610
Long-term debt..................................................................        778,903            709,615
Asset retirement obligation.....................................................        157,566                 --
Deferred taxes..................................................................        141,595            129,309
                                                                                    -----------        -----------
      Total long-term liabilities...............................................      1,107,747            866,510
                                                                                    -----------        -----------

Company-obligated, mandatorily redeemable, convertible preferred securities of
   Newfield Financial Trust I...................................................        143,750            143,750
Minority interest...............................................................             --                455
Stockholders' equity:
   Preferred stock ($0.01 par value; 5,000,000 shares authorized;
      no shares issued).........................................................             --                 --
   Common stock ($0.01 par value; 100,000,000 shares authorized;
      52,934,899 and 52,603,662 shares issued and outstanding
      at March 31, 2003 and December 31, 2002, respectively)....................            529                526
Additional paid-in capital......................................................        643,970            636,317
Treasury stock (at cost; 883,024 and 872,927 shares at March 31, 2003 and
   December 31, 2002, respectively).............................................        (26,552)           (26,213)
Unearned compensation...........................................................        (12,936)            (6,479)
Accumulated other comprehensive income (loss):
   Foreign currency translation adjustment......................................            131             (3,888)
   Commodity derivatives........................................................        (36,042)           (27,295)
Retained earnings...............................................................        500,404            436,263
                                                                                    -----------        -----------
      Total stockholders' equity................................................      1,069,504          1,009,231
                                                                                    -----------        -----------
      Total liabilities and stockholders' equity................................    $ 2,614,397        $ 2,315,753
                                                                                    ===========        ===========

       The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                          NEWFIELD EXPLORATION COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   ----------------------
                                                                                     2003         2002
                                                                                   ---------    ---------
Oil and gas revenues ...........................................................   $ 279,284    $ 148,039
                                                                                   ---------    ---------

Operating expenses:
   Lease operating .............................................................      32,256       23,053
   Production and other taxes ..................................................      12,574        3,410
   Transportation ..............................................................       1,563        1,331
   Depreciation, depletion and amortization ....................................      96,700       71,207
   General and administrative (includes stock compensation
     of $679 and $578 for the three months ended March 31, 2003
     and 2002, respectively) ...................................................      17,582       12,345
   Loss on gas sales obligation settlement .....................................       9,998           --
                                                                                   ---------    ---------
         Total operating expenses ..............................................     170,673      111,346
                                                                                   ---------    ---------
Income from operations .........................................................     108,611       36,693
Other income (expenses):
   Interest ....................................................................     (16,686)      (7,201)
   Capitalized interest ........................................................       3,819        2,130
   Dividends on convertible preferred securities of Newfield Financial Trust I..      (2,336)      (2,336)
   Unrealized commodity derivative expense .....................................      (1,217)      (5,645)
   Other .......................................................................      (1,229)       1,816
                                                                                   ---------    ---------
                                                                                     (17,649)     (11,236)
                                                                                   ---------    ---------
Income before income taxes .....................................................      90,962       25,457
Income tax provision:
   Current .....................................................................      23,639        6,227
   Deferred ....................................................................       8,757        2,904
                                                                                   ---------    ---------
                                                                                      32,396        9,131
                                                                                   ---------    ---------

Income before cumulative effect of change in accounting principle ..............      58,566       16,326
Cumulative effect of change in accounting principle, net of tax:
    Adoption of SFAS No. 143 ...................................................       5,575           --
                                                                                   ---------    ---------
         Net income ............................................................   $  64,141    $  16,326
                                                                                   =========    =========

Earnings per share:
   Basic --
       Income before cumulative effect of change in accounting principle .......   $    1.13    $    0.37
       Cumulative effect of change in accounting principle, net of tax .........        0.11           --
                                                                                   ---------    ---------
         Net income ............................................................   $    1.24    $    0.37
                                                                                   =========    =========

   Diluted --
       Income before cumulative of change in accounting principle ..............   $    1.07    $    0.37
       Cumulative effect of change in accounting principle, net of tax .........        0.10           --
                                                                                   ---------    ---------
         Net income ............................................................   $    1.17    $    0.37
                                                                                   =========    =========

Weighted average number of shares outstanding for basic earnings per share .....      51,886       44,212
                                                                                   =========    =========

Weighted average number of shares outstanding for diluted earnings per share ...      56,208       48,745
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

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ----------------------
                                                                             2003         2002
                                                                           ---------    ---------
Cash flows from operating activities:
   Net income ..........................................................   $  64,141    $  16,326

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization ..........................      96,700       71,207
     Deferred taxes ....................................................       8,757        2,904
     Stock compensation ................................................         679          578
     Unrealized commodity derivatives ..................................       1,217        5,645
     Cumulative effect of change in accounting principle ...............      (5,575)          --
     Loss on gas sales obligation settlement ...........................       9,998           --
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable -- oil and gas ......     (78,989)       5,263
        Decrease in inventories ........................................       1,994          451
        Increase in other current assets ...............................      (3,904)      (1,086)
        Decrease (increase) in other assets ............................      (1,606)         288
        Decrease in accounts payable and accrued liabilities ...........     (26,975)      (2,478)
        Decrease in advances from joint owners .........................      (1,529)         (53)
        Increase (decrease) in other liabilities .......................         747         (396)
                                                                           ---------    ---------

           Net cash provided by operating activities ...................      65,655       98,649
                                                                           ---------    ---------

Cash flows from investing activities:
   Additions to oil and gas properties .................................    (123,992)     (84,489)
   Additions to furniture, fixtures and equipment ......................      (1,891)        (826)
                                                                           ---------    ---------

           Net cash used in investing activities .......................    (125,883)     (85,315)
                                                                           ---------    ---------

Cash flows from financing activities:
   Proceeds from borrowings under credit arrangements ..................     744,000      128,000
   Repayments of borrowings under credit arrangements ..................    (575,000)    (146,000)
   Deliveries under the gas sales obligation ...........................      (8,442)          --
   Proceeds from issuance of common stock ..............................         726        3,396
   Repurchases of secured notes ........................................     (33,869)          --
   Repayments of secured notes .........................................     (11,215)          --
   Gas sales obligation settlement .....................................     (62,017)          --
   Purchases of treasury stock .........................................        (339)        (218)
                                                                           ---------    ---------

           Net cash provided by (used in) financing activities .........      53,844      (14,822)
                                                                           ---------    ---------

Effect of exchange rate changes on cash and cash equivalents ...........          72            6
                                                                           ---------    ---------

Decrease in cash and cash equivalents ..................................      (6,312)      (1,482)
Cash and cash equivalents, beginning of period .........................      48,898       26,610
                                                                           ---------    ---------

Cash and cash equivalents, end of period ...............................   $  42,586    $  25,128
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

                          NEWFIELD EXPLORATION COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        COMMON STOCK          TREASURY STOCK      ADDITIONAL
                                                     -------------------   --------------------    PAID-IN      UNEARNED    RETAINED
                                                       SHARES     AMOUNT    SHARES     AMOUNT      CAPITAL    COMPENSATION  EARNINGS
                                                     ----------   ------   --------   ---------   ----------  ------------  --------
BALANCE, DECEMBER 31, 2002........................   52,603,662   $  526   (872,927)  $ (26,213)   $636,317     $ (6,479)   $436,263
 Issuance of common stock.........................      117,937        1                             (1,022)
 Issuance of restricted stock,
   less amortization of $32.......................      213,300        2                              7,134       (7,104)
 Treasury stock, at cost..........................                          (10,097)       (339)
 Amortization of stock
   compensation...................................                                                                   647
 Tax benefit from exercise of
   stock options..................................                                                    1,541
 Comprehensive income:
   Net income.....................................                                                                            64,141
   Foreign currency translation
     adjustment, net of tax
     of $2,164....................................
   Reclassification adjustments
     for settled contracts, net of tax
     of $6,705....................................
   Changes in fair value of
     outstanding hedging
     positions, net of tax
     of $2,000....................................
     Total comprehensive income...................
                                                     ----------   ------   --------   ---------    --------     --------    --------
BALANCE, MARCH 31, 2003...........................   52,934,899   $  529   (883,024)  $ (26,552)   $643,970     $(12,936)   $500,404
                                                     ==========   ======   ========   =========    ========     ========    ========

                                                      ACCUMULATED
                                                         OTHER            TOTAL
                                                     COMPREHENSIVE    STOCKHOLDERS'
                                                     INCOME (LOSS)       EQUITY
                                                     -------------    -------------
BALANCE, DECEMBER 31, 2002........................    $  (31,183)     $1,009,231
 Issuance of common stock.........................                        (1,021)
 Issuance of restricted stock,
   less amortization of $32.......................                            32
 Treasury stock, at cost..........................                          (339)
 Amortization of stock
   compensation...................................                           647
 Tax benefit from exercise of
   stock options..................................                         1,541
 Comprehensive income:
   Net income.....................................                        64,141
   Foreign currency translation
     adjustment, net of tax
     of $2,164....................................         4,019           4,019
   Reclassification adjustments
     for settled contracts, net of tax
     of $6,705....................................       (12,451)        (12,451)
   Changes in fair value of
     outstanding hedging
     positions, net of tax
     of $2,000....................................         3,704           3,704
                                                                      ----------
     Total comprehensive income...................                        59,413
                                                       ---------      ----------
BALANCE, MARCH 31, 2003...........................     $ (35,911)     $1,069,504
                                                       =========      ==========

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

     These unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly our financial position as of, and results of operations for, the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

     These financial statements and notes should be read in conjunction with our consolidated financial statements and the notes thereto for the year ended December 31, 2002 included in our Annual Report on Form 10-K.

   DEPENDENCE ON OIL AND GAS PRICES

     As an independent oil and gas producer, our revenue, profitability and future growth depend substantially on prevailing prices for oil and gas, which are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in the price for oil or gas could have a material adverse effect on our financial position, results of operations, cash flows and our access to capital and on the quantities of reserves that may be economically produced.

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

   RECLASSIFICATIONS

     Certain reclassifications have been made to prior period's reported amounts in order to conform with the current period presentation. These reclassifications did not impact our net income or stockholders' equity.

   STOCK-BASED COMPENSATION

     We account for our employee stock options using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25.

                          NEWFIELD EXPLORATION COMPANY

     If the fair value based method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," had been applied, our net income and earnings per common share for the three months ended March 31, 2003 and 2002 would have approximated the pro forma amounts below:

                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported ..............................     $     64,141      $     16,326
  Pro forma stock-based compensation
    expense (net of taxes) .................             (432)           (1,267)
  Pro forma ................................           63,709            15,059

Earnings per share:
  Basic - as reported
    Income before cumulative effect of
      change in accounting principle .......     $       1.13      $       0.37
    Cumulative effect of change in
      accounting principle .................             0.11                --
                                                 ------------      ------------
    Net income .............................     $       1.24      $       0.37
                                                 ============      ============

  Basic - pro forma
    Income before cumulative effect of
      change in accounting principle .......     $       1.12      $       0.34
    Cumulative effect of change in
      accounting principle .................             0.11                --
                                                 ------------      ------------
    Net income .............................     $       1.23      $       0.34
                                                 ============      ============

  Diluted - as reported
    Income before cumulative effect of
      change in accounting principle .......     $       1.07      $       0.37
    Cumulative effect of change in
      accounting principle .................             0.10                --
                                                 ------------      ------------
    Net income .............................     $       1.17      $       0.37
                                                 ============      ============

  Diluted - pro forma
    Income before cumulative effect of
      change in accounting principle .......     $       1.06      $       0.34
    Cumulative effect of change in
      accounting principle .................             0.10                --
                                                 ------------      ------------
    Net income .............................     $       1.16      $       0.34
                                                 ============      ============

                          NEWFIELD EXPLORATION COMPANY

   NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement changes the method of accounting for costs associated with the retirement of long-lived assets (e.g. oil and gas production facilities, etc.) that we are obligated to incur. The statement requires that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the asset retirement cost be capitalized as part of the carrying amount of the associated asset. Prior to January 1, 2003, we recognized the cost to abandon our oil and gas properties over their productive lives on a unit-of-production basis.

     We adopted SFAS No. 143 as of January 1, 2003. Upon initial application of SFAS No. 143, a cumulative effect of a change in accounting principle was required in order to recognize a liability for our existing asset retirement obligation (ARO) adjusted for cumulative accretion to the date of adoption, an increase in the capitalized costs with respect to the associated long-lived assets and accumulated depreciation on the additional capitalized costs. Subsequent to initial measurement of our ARO, liabilities will be accreted to their present value each period and the capitalized asset retirement costs will be depreciated over the estimated useful life of the related assets.

     We recorded a liability representing expected future costs associated with site reclamation, facilities dismantlement, and plugging and abandonment of wells as follows (in thousands):

Initial ARO as of January 1, 2003.............  $151,929
Accretion expense for the three
  months ended March 31, 2003.................     3,311
Additions during the three months ended
  March 31, 2003..............................    12,500
                                                --------
Balance of ARO as of March 31, 2003...........  $167,740
                                                ========

     As a result of our adoption of SFAS No. 143, we also recorded a $160.4 million increase in the net capitalized costs of our oil and gas properties and recognized an after-tax gain of $5.6 million for the cumulative effect of the change in accounting principle. Had SFAS No. 143 been applied retroactively to the three months ended March 31, 2002, our net income and earnings per share would have approximated the pro forma amounts below (in thousands except per share amounts):

Net income:
     As reported ......................        $   16,326
     Pro forma ........................        $   15,809
Earnings per share:
   Basic --
    As reported ........................       $     0.37
    Pro forma ..........................       $     0.36
   Diluted --
    As reported ........................       $     0.37
    Pro forma ..........................       $     0.35

                          NEWFIELD EXPLORATION COMPANY

     OTHER STANDARDS. In the second quarter of 2002, the FASB issued SFAS No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." The statement provides guidance for income statement classifications of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Our adoption of SFAS No. 145 on January 1, 2003 had no effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS No. 146 on January 1, 2003 had no effect on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No.
133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 20, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. We are currently evaluating the impact of the standard on our financial statements.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value. FIN 45 has a dual effective date. The initial recognition and measurement provisions are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial statements.

                          NEWFIELD EXPLORATION COMPANY

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (these entities are referred to as "variable interest entities" or "VIEs") and how to determine if a business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. We are currently evaluating the impact of FIN 46 on our financial statements; however we do not have any VIEs that will require consolidation in our financial statements under this interpretation.

2.   EARNINGS PER SHARE:

     Basic earnings per common share (EPS) is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that could occur if outstanding stock options and convertible securities outstanding at the end of the applicable period were exercised for or converted into common stock.

     The following is a calculation of basic and diluted weighted average shares outstanding for the three months ended March 31, 2003 and 2002:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                        2003               2002
                                                                     ---------          ---------
                                                                     (IN THOUSANDS, EXCEPT SHARE
                                                                          AND PER SHARE DATA)
Income (numerator):
  Income before cumulative effect of change
    in accounting principle....................................      $  58,566          $  16,326
  Cumulative effect of change in accounting
    principle, net of tax......................................          5,575                 --
                                                                     ---------          ---------
  Income -- basic..............................................         64,141             16,326
  After tax dividends on convertible trust
    preferred securities.......................................          1,518              1,518
                                                                     ---------          ---------
  Income -- diluted............................................      $  65,659          $  17,844
                                                                     =========          =========

Shares (denominator):
  Shares -- basic..............................................         51,886             44,212
  Dilution effect of stock options outstanding
    at end of period...........................................            399                610
  Dilution effect of convertible trust
    preferred securities.......................................          3,923              3,923
                                                                     ---------          ---------
  Shares -- diluted............................................         56,208             48,745
                                                                     =========          =========

Earnings per share:
  Basic before change in accounting principle..................      $    1.13          $    0.37
  Basic........................................................      $    1.24          $    0.37
  Diluted before change in accounting principle................      $    1.07          $    0.37
  Diluted......................................................      $    1.17          $    0.37

     The calculation of shares outstanding for diluted EPS above does not include the effect of outstanding stock options to purchase 1,582,850 and 800,500 shares for the three months ended March 31, 2003 and 2002, respectively, because to do so would have been antidilutive.

                          NEWFIELD EXPLORATION COMPANY

3.   EEX ACQUISITION:

     On November 26, 2002, we acquired EEX Corporation to expand our onshore operations. The EEX properties are very complementary to our previously existing South Texas property base. The acquisition also accelerated our expansion into deepwater.

     The unaudited pro forma results presented below for the three months ended March 31, 2002 have been prepared to illustrate the effects of the EEX acquisition on our results of operations under the purchase method of accounting as if we had acquired EEX on January 1, 2002. The pro forma results do not purport to represent what the results of operations would actually have been if the acquisition had in fact occurred on such date or to project our results of operations for any future date or period.

                                                     THREE MONTHS
                                                        ENDED
                                                       MARCH 31,
                                                         2002
                                                   -----------------
                                                    (IN THOUSANDS,
                                                   EXCEPT PER SHARE)
Pro forma:
  Revenue ....................................         $188,550
  Income from operations .....................           43,220
  Net income .................................           17,127
  Basic earnings per share ...................         $   0.33
  Diluted earnings per share..................         $   0.33

4.   DEBT:

     As of the indicated dates, our long-term debt consisted of the following:

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                       2003                2002
                                                                                   -----------         -----------
                                                                                            (IN THOUSANDS)
      Senior unsecured debt:
         Bank revolving credit facility:
             Prime rate based loans........................................        $        --         $        --
             LIBOR based loans.............................................            205,000              28,000
                                                                                   -----------         -----------
                Total bank revolving credit facility.......................            205,000              28,000
                                                                                   -----------         -----------

         Money market lines of credit(1)...................................                 --               8,000
                                                                                   -----------         -----------
                Total credit arrangements..................................            205,000              36,000
                                                                                   -----------         -----------

         7.45% Senior Notes due 2007.......................................            124,791             124,781
         7 5/8% Senior Notes due 2011......................................            174,897             174,895
                                                                                   -----------         -----------
                Total senior unsecured notes...............................            299,688             299,676
                                                                                   -----------         -----------
                Total senior unsecured debt................................            504,688             335,676
                                                                                   -----------         -----------

      8 3/8% Senior Subordinated Notes due 2012............................            248,005             247,971
      Secured notes........................................................             26,210              65,963
      Gas sales obligation(1)..............................................                 --              60,005
                                                                                   -----------         -----------

                Total long-term debt.......................................        $   778,903         $   709,615
                                                                                   ===========         ===========

--------------------
(1) Because capacity under our credit facility was available to repay borrowings under our money market lines of credit and to pay current amounts due under the gas sales obligation, these obligations were classified as long-term at December 31, 2002.

                          NEWFIELD EXPLORATION COMPANY

   GAS SALES OBLIGATION SETTLEMENT

     Pursuant to a gas forward sales contract entered into in 1999, EEX committed to deliver approximately 50 Bcf of production to Bob West Treasure L.L.C. (BWT) in exchange for proceeds of $105 million. As of the date of our acquisition of EEX, we recorded a liability of approximately $62 million, which represented the then current market value of approximately 16 Bcf of reserves remaining under the gas sales contract. We accounted for the obligation under the gas sales contract as debt in our consolidated balance sheet.

     On March 31, 2003, pursuant to a settlement agreement with BWT and by the other parties to related transactions, the gas sales contract, the swaps entered into by BWT in connection with the gas sales contract and all other agreements related to the gas sales contract, including the guarantee and all liens and other security interests on EEX's properties, were terminated in exchange for a payment by us of approximately $73 million. This payment represented:

     o    the remaining unamortized obligation under the gas sales contract;

     o the fair market value of certain swaps entered into by BWT in conjunction with the gas sales contract;

     o    various transaction fees related to the termination; and

     o an agreed upon value for BWT's limited membership interest in an EEX subsidiary.

     In connection with the settlement, we recognized a loss of $10.0 million under the caption "Loss on gas sales obligation settlement" in our consolidated income statement. About $9.0 million of the loss was related to the change in the fair market value of the committed production and the swaps between the acquisition date and the settlement date.

5.   CONTINGENCIES:

     We have been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect that these matters will have a material adverse effect on our financial position, cash flows or results of operations.

                          NEWFIELD EXPLORATION COMPANY

6.   GEOGRAPHIC INFORMATION:

                                                                                                 OTHER
                                                             UNITED STATES      AUSTRALIA     INTERNATIONAL          TOTAL
                                                             -------------     ----------     -------------       -----------
                                                                                     (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2003:
Oil and gas revenues.................................         $  267,891       $   11,393      $       --         $   279,284
Operating expenses:
   Lease operating..................................              27,807            4,449              --              32,256
   Production and other taxes.......................              10,207            2,367              --              12,574
   Transportation...................................               1,563               --              --               1,563
   Depreciation, depletion and amortization.........              93,318            3,382              --              96,700
   Allocated income taxes...........................              47,153              440              --
                                                             -----------       ----------      ----------
       Net income from oil and gas properties.......          $   87,843       $      755      $       --
                                                             ===========       ==========      ==========

   Gas sales obligation settlement..................                                                                    9,998
   General and administrative (inclusive of stock
     compensation)(1)...............................                                                                   17,582
                                                                                                                  -----------
       Total operating expenses.....................                                                                  170,673
                                                                                                                  -----------
Income from operations...............................                                                                 108,611
   Interest expense and dividends, net of interest
     income, capitalized interest and other ........                                                                  (16,432)
   Unrealized commodity derivative expense..........                                                                   (1,217)
                                                                                                                  -----------
Income before income taxes...........................                                                             $    90,962
                                                                                                                  ===========

Total long-lived assets(2)...........................         $2,127,080       $   49,799      $   38,726         $ 2,215,605
                                                              ==========       ==========      ==========         ===========

Additions to long-lived assets(2)....................         $  229,793       $   24,715      $    2,382         $   256,890
                                                              ==========       ==========      ==========         ===========

THREE MONTHS ENDED MARCH 31, 2002:
Oil and gas revenues.................................         $  141,473       $    6,566      $       --         $   148,039
Operating expenses:
   Lease operating..................................              20,156            2,897              --              23,053
   Production and other taxes.......................               3,410               --              --               3,410
   Transportation...................................               1,331               --              --               1,331
   Depreciation, depletion and amortization.........              69,633            1,574              --              71,207
   Allocated income taxes...........................              16,427              629              --
                                                              ----------       ----------      ----------
       Net income from oil and gas properties.......          $   30,516       $    1,466      $       --
                                                              ==========       ==========      ==========

   General and administrative (inclusive of stock
     compensation)(1)...............................                                                                   12,345
                                                                                                                  -----------
       Total operating expenses.....................                                                                  111,346
                                                                                                                  -----------
Income from operations...............................                                                                  36,693
   Interest expense and dividends, net of interest
     income, capitalized interest and other.........                                                                   (5,591)
   Unrealized commodity derivative expense..........                                                                   (5,645)
                                                                                                                  -----------
Income before income taxes...........................                                                             $    25,457
                                                                                                                  ===========

Total long-lived assets..............................         $1,367,832       $   17,709      $   32,214         $ 1,417,755
                                                              ==========       ==========      ==========         ===========

Additions to long-lived assets.......................         $   69,589       $    6,961      $    4,026         $    80,576
                                                              ==========       ==========      ==========         ===========

-------------------
(1) General and administrative expense includes stock compensation charges of $679 and $578 for the three months ended March 31, 2003 and 2002, respectively.

(2)  Includes domestic additions of $113.1 million and Australia additions of
     21.1 million for capitalized asset retirement obligations.
                                       12

                          NEWFIELD EXPLORATION COMPANY

7.   COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

     We maintain a commodity-price risk management strategy that utilizes derivative instruments, primarily swaps, collars and floor contracts, in order to hedge against the variability in cash flows associated with the forecasted sale of our oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.

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

     Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. The estimated fair value of these transactions is based upon various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model. On the date that we enter into a derivative contract, we designate the derivative as a hedge of the variability in cash flows associated with the forecasted sale of our oil and gas production. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until the sale of the hedged oil and gas production. Gains or losses on our hedging transactions are reported in oil and gas revenues on the consolidated statement of income.

     Within the next 12 months, we expect to reclassify to earnings $37.8 million in after tax losses associated with commodity derivative out of the net $36.0 million in after tax losses recorded in other comprehensive income at March 31, 2003.

     Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is recorded in current-period earnings. On January 1, 2002, we began assessing hedge effectiveness based on the total changes in cash flows on our collar and floor contracts as described by DIG Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge." As a result, amounts recorded in the first quarter of 2002 primarily reflect the reversal of the time value gains that were previously recognized in 2001 and a diminutive amount representing the ineffective portion of our hedges. For the same period of 2003, we recorded expense of $1.2 million related to hedge ineffectiveness. Pursuant to the guidance in DIG Issue G20, we have elected to prospectively record subsequent changes in the fair value, including changes associated with time value, in accumulated other comprehensive income (loss). Gains or losses on these collar and floor contracts will be reclassified out of other comprehensive income
(loss) and into earnings when the forecasted sale of production occurs.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to the specific forecasted sale of oil or gas at its physical location. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we will discontinue hedge accounting prospectively. If hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing all subsequent changes in the fair value in current-period earnings. Hedge accounting was not discontinued during the period presented for any hedging instruments.

                          NEWFIELD EXPLORATION COMPANY

   NATURAL GAS

     As of March 31, 2003, we had entered into commodity price hedging contracts with respect to our natural gas production for April 2003 through December 2005 as follows:

                                                                   NYMEX CONTRACT PRICE PER MMBTU
                                                  ----------------------------------------------------------------
                                                                                      COLLARS
                                                               ---------------------------------------------------
                                                                       FLOORS                     CEILINGS
                                                    SWAPS      -----------------------     -----------------------
                                      VOLUME IN   (WEIGHTED                   WEIGHTED                    WEIGHTED
  PERIOD AND TYPE OF CONTRACT          MMMBTUS     AVERAGE)        RANGE       AVERAGE         RANGE      AVERAGE
  ---------------------------         ---------   ---------    -------------  --------     -------------  --------
April 2003 - June 2003
   Price swap contracts........        16,440       $3.94                 --       --                 --       --
   Collar contracts............        12,885          --      $3.50 - $4.50   $ 4.02      $3.90 - $5.63   $ 4.95
   Floor contracts.............        14,500          --                 --       --                 --       --
July 2003 - September 2003
   Price swap contracts........        17,373        3.99                 --       --                 --       --
   Collar contracts............         9,585          --        3.50 - 4.50     4.20        3.90 - 5.63     4.96
   Floor contracts.............        15,000          --                 --       --                 --       --
October 2003 - December 2003
   Price swap contracts........        10,557        3.78                 --       --                 --       --
   Collar contracts............         4,395          --        3.50 - 4.50     4.07        3.90 - 5.63     4.87
   Floor contracts.............         5,000          --                 --       --                 --       --
January 2004 - December 2004
   Price swap contracts........         2,220        3.81                 --       --                 --       --
   Collar contracts............         1,380          --               3.50     3.50               4.16     4.16
January 2005 - December 2005
   Price swap contracts........         2,220        3.81                 --       --                 --       --
   Collar contracts............         1,380          --               3.50     3.50               4.16     4.16

                                 NYMEX CONTRACT PRICE PER MMBTU
                                 ------------------------------
                                       FLOOR CONTRACTS                ESTIMATED
                                   ------------------------          FAIR VALUE
                                                   WEIGHTED       ASSET (LIABILITY)
  PERIOD AND TYPE OF CONTRACT          RANGE        AVERAGE         (IN MILLIONS)
  ---------------------------      -------------   --------       -----------------
April 2003 - June 2003
   Price swap contracts........               --        --             $(18.8)
   Collar contracts............               --        --               (4.6)
   Floor contracts.............    $4.85 - $4.88    $ 4.87                5.4
July 2003 - September 2003
   Price swap contracts........               --        --              (17.7)
   Collar contracts............               --        --               (5.0)
   Floor contracts.............      4.85 - 4.88      4.87                8.8
October 2003 - December 2003
   Price swap contracts........               --        --              (12.9)
   Collar contracts............               --        --               (2.9)
   Floor contracts.............      4.85 - 4.88      4.87                3.6
January 2004 - December 2004
   Price swap contracts........               --        --               (1.8)
   Collar contracts............               --        --               (1.0)
January 2005 - December 2005
   Price swap contracts........               --        --               (1.1)
   Collar contracts............               --        --               (0.8)
                                                                       ------
                                                                       $(48.8)
                                                                       ======

   OIL

     As of March 31, 2003, we had entered into commodity price hedging contracts with respect to our oil production for April 2003 through December 2005 as follows:

                                                                     NYMEX CONTRACT PRICE PER BBL
                                                ----------------------------------------------------------------------
                                                                                      COLLARS
                                                             ---------------------------------------------------------
                                                                     FLOORS                     CEILINGS
                                                  SWAPS      -------------------------     ---------------------------
                                    VOLUME IN   (WEIGHTED                     WEIGHTED                        WEIGHTED
  PERIOD AND TYPE OF CONTRACT         BBLS       AVERAGE)        RANGE         AVERAGE        RANGE           AVERAGE
  ---------------------------       ---------   ---------    ---------------  --------     -----------        --------
April 2003 - June 2003
  Price swap contracts.........      272,000      $25.97                  --        --                   --         --
  Collar contracts.............      631,000          --     $20.00 - $24.00  $  22.14      $27.25 - $29.70     $27.86
July 2003 - September 2003
  Price swap contracts.........      259,000       25.58                  --        --                   --         --
  Collar contracts.............      707,000          --       22.00 - 24.00     22.53        26.35 - 29.70      27.78
October 2003 - December 2003
  Price swap contracts.........      144,000       25.55                  --        --                   --         --
  Collar contracts.............      627,000          --       22.00 - 24.00     22.47        26.35 - 29.70      27.83
January 2004 - December 2004
  Price swap contracts.........       96,000       23.23                  --        --                   --         --
  Collar contracts.............      405,000          --               22.00     22.00                26.35      26.35
January 2005 - December 2005
  Price swap contracts.........      204,000       22.63                  --        --                   --         --


                                    NYMEX CONTRACT PRICE PER BBL
                                    ----------------------------
                                           FLOOR CONTRACTS                ESTIMATED
                                       ------------------------          FAIR VALUE
                                                       WEIGHTED       ASSET (LIABILITY)
  PERIOD AND TYPE OF CONTRACT          RANGE           AVERAGE          (IN MILLIONS)
  ---------------------------          -----           --------       -----------------
April 2003 - June 2003
  Price swap contracts.........           --                --             $ (0.9)
  Collar contracts.............           --                --               (1.7)
July 2003 - September 2003
  Price swap contracts.........           --                --               (0.4)
  Collar contracts.............           --                --               (1.4)
October 2003 - December 2003
  Price swap contracts.........           --                --               (0.1)
  Collar contracts.............           --                --               (0.7)
January 2004 - December 2004
  Price swap contracts.........           --                --               (0.1)
  Collar contracts.............           --                --               (1.6)
January 2005 - December 2005
  Price swap contracts.........           --                --               (0.3)
                                                                           ------
                                                                           $ (7.2)
                                                                           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. Our company was founded in 1989 and we acquired our first property in 1990. Our initial focus area was the Gulf of Mexico. In the mid-1990s we began to expand our operations to other select areas. Our areas of operation now include the U.S. onshore Gulf Coast, West Texas, the Anadarko Basin and offshore northwest Australia. Unless otherwise specified or the context otherwise requires, all references in these notes to "Newfield," "we," "us" or "our" are to Newfield Exploration Company and its subsidiaries. If you are not familiar with any of the oil and gas terms used in this report, please refer to the explanation of such terms under the caption "Commonly Used Oil and Gas Terms" at the end of this item.

     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas and our ability to find, develop and acquire oil and gas reserves that are economically recoverable. A substantial or extended decline in the prices for oil or gas could have a material adverse effect on us. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Actual results could differ from these estimates and assumptions. We use the full cost method of accounting for our oil and gas activities.

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

     Please see "Critical Accounting Policies and Estimates" and "Other Factors Affecting Our Business and Financial Results" in Item 7 of our annual report for the year ended December 31, 2002 for a more detailed discussion of the foregoing matters and a discussion of a number of other factors that affect our business, financial condition and results of operations. This report should be read together with these discussions.

RESULTS OF OPERATIONS

     REVENUES. All of our revenues are derived from the sale of our oil and gas production and the settlement of hedging contracts associated with our production. Our revenues may vary significantly from period to period as a result of changes in commodity prices. Revenues for the first quarter of 2003 were 89% higher than the first quarter of 2002 because of higher commodity prices and higher production.

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                         ---------------------
                                           2003        2002
                                         ---------   ---------
PRODUCTION:
United States:
   Natural gas (Bcf)..................        44.0        33.9
   Oil and condensate (MBbls).........     1,516.4     1,349.5
   Total (Bcfe).......................        53.1        42.0
Australia(1):
   Oil (MBbls)........................       357.6       298.3
Total:
   Natural gas (Bcf)..................        44.0        33.9
   Oil and condensate (MBbls).........     1,873.9     1,647.8
   Total (Bcfe).......................        55.2        43.8

AVERAGE REALIZED PRICES(2):
United States:
   Natural gas (per Mcf)..............   $    5.05   $    3.26
   Oil and condensate (per Bbl).......       29.03       22.03
Australia:
   Oil (per Bbl)......................   $   31.86   $   22.01
Total:
   Natural gas (per Mcf)..............   $    5.05   $    3.26
   Oil and condensate (per Bbl).......       29.57       22.03
   Natural gas equivalent (per Mcfe)..        5.03        3.35


-----------
(1)  Represents volumes sold regardless of when produced.

(2) For purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduced the realized price of natural gas by $0.02 and $0.03 for the three months ended March 31, 2003 and 2002, respectively. The realized price of oil and condensate was reduced by $0.27 and $0.23 for the three months ended March 31, 2003 and 2002, respectively. Average realized prices include the effects of hedging.

     PRODUCTION. Our total oil and gas production (stated on a natural gas equivalent basis) increased 26% in the first quarter of 2003 when compared to the same period in 2002. Production increased primarily because of our acquisition of EEX, other small acquisitions and successful drilling efforts.

     NATURAL GAS. Our first quarter 2003 natural gas production increased 30% when compared to the first quarter of 2002. The increase was primarily the result of the acquisition of EEX in late 2002 and successful drilling in the Gulf of Mexico. The gains in production were partially offset by natural field declines from other producing properties.

     CRUDE OIL AND CONDENSATE. Our first quarter 2003 oil production increased 14% over the first quarter of 2002. These increases were primarily the result of the timing of liftings of oil from our FPSOs in Australia. While actual Australian production during the first quarter of 2003 was lower than production during the same period of 2002, more oil was lifted and sold during the first quarter of 2003.

     EFFECT OF HEDGING ON REALIZED PRICES. The following table presents information about the effect of our hedging program on realized prices.

                                                                       AVERAGE
                                                                   REALIZED PRICES             RATIO OF
                                                             --------------------------       HEDGED TO
                                                               WITH             WITHOUT       NON-HEDGED
                                                              HEDGE              HEDGE         PRICE(1)
                                                             -------            -------       ----------
Natural Gas:
   Three months ended March 31, 2003.................        $  5.05             $ 6.30           80%
   Three months ended March 31, 2002.................           3.26               2.30          142%

Crude Oil and Condensate:
   Three months ended March 31, 2003.................        $ 29.57             $32.34           91%
   Three months ended March 31, 2002.................          22.03              20.64          107%

--------------------
(1) The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

     OPERATING EXPENSES. The following table presents information about our operating expenses for the first quarter of 2003 and 2002.

                                                     UNIT-OF-PRODUCTION                                AMOUNT
                                                         (PER MCFE)                                (IN THOUSANDS)
                                              ------------------------------------     ----------------------------------------
                                               THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                    MARCH 31,           PERCENTAGE             MARCH 31,             PERCENTAGE
                                              --------------------       INCREASE      -----------------------        INCREASE
                                               2003          2002       (DECREASE)        2003           2002        (DECREASE)
                                              ------        ------      ----------     --------       --------       ----------
United States:
  Lease operating...........................  $ 0.52        $ 0.48           8%        $ 27,807       $ 20,156            38%
  Production and other taxes................    0.19          0.08         138%          10,207          3,410           199%
  Transportation............................    0.03          0.03           --           1,563          1,331            17%
  Depreciation, depletion and amortization..    1.76          1.66           6%          93,318         69,633            34%
  General and administrative (exclusive of
    stock compensation).....................    0.31          0.27          15%          16,315         11,236            45%
        Total operating.....................    2.81          2.52          12%         149,210        105,766            41%

Australia:
  Lease operating...........................  $ 2.07        $ 1.62          28%        $  4,449       $  2,897            54%
  Production and other taxes................    1.10            --           --           2,367             --            --
  Transportation............................      --            --           --              --             --            --
  Depreciation, depletion and amortization..    1.58          0.88          80%           3,382          1,574           115%
  General and administrative (exclusive of
    stock compensation).....................    0.27          0.30         (10%)            578            531             9%
        Total operating.....................    5.02          2.80          79%          10,776          5,002           115%

Total:
  Lease operating...........................  $ 0.58        $ 0.53           9%        $ 32,256       $ 23,053            40%
  Production and other taxes................    0.23          0.08         188%          12,574          3,410           269%
  Transportation............................    0.03          0.03           --           1,563          1,331            17%
  Depreciation, depletion and amortization..    1.75          1.63           7%          96,700         71,207            36%
  General and administrative (exclusive of
    stock compensation(1))..................    0.31          0.27          15%          16,893         11,767            44%
        Total operating.....................    2.90          2.54          14%         159,986        110,768            44%


-----------------
(1) Stock compensation charges were $679, or $0.01 per Mcfe, and $578, or $0.01 per Mcfe, for the three months ended March 31, 2003 and 2002, respectively. Total operating expense, inclusive of these charges, was $160,665, or $2.91 per Mcfe, and $111,346, or $2.54 per Mcfe, for the three months ended March 31, 2003 and 2002, respectively.

     Our total operating expense for the first quarter of 2003, stated on a unit-of-production basis, increased 14% over the same period in 2002. The increase was primarily related to the following items.

     DOMESTIC OPERATIONS:

     - Lease operating expense for the first quarter of 2003 was 8% higher on a Mcfe basis than the first quarter of 2002 primarily due to workovers along the onshore Gulf Coast in South Louisiana and South Texas.

     - Production taxes increased in the first quarter of 2003 due to higher production and commodity prices when compared to the first quarter of 2002 and a greater percentage of our production (onshore) being subject to production taxes.

     - Our depreciation, depletion and amortization (DD&A) rate for our full cost pool (which excludes furniture, fixtures and equipment) for the first quarter of 2003 was $1.70 on a unit-of-production basis compared to $1.64 for the first quarter of 2002. The increase is a result of the increased cost of reserve additions since the first quarter of 2002. DD&A for the first quarter of 2003 also includes approximately $0.03 on a unit-of-production basis attributable to the accretion of our Asset Retirement Obligation associated with SFAS No. 143 (see "--Adoption of SFAS No. 143 below).

     - General and administrative expense increased primarily because of higher incentive compensation expense and our growing domestic workforce. Partially offsetting higher general and administrative expense was an increase in capitalized direct internal costs. During the first quarter of 2003, we capitalized $6.8 million of direct internal costs. During the first quarter of 2002, we capitalized $2.3 million.

     AUSTRALIAN OPERATIONS:

     - Lease operating expense for the first quarter of 2003 was 28% higher on a unit-of-production basis due to the weakening of the U.S. dollar compared to the Australian dollar and increased costs of purchased fuel for the operation of our FPSOs in Australia.

     - Australian capital expenditures are deductible against production taxes otherwise payable. Production taxes are due on a June 30 fiscal year. We accrue production taxes during the tax fiscal year based on our estimate of revenues and capital expenditures for the fiscal year. As a result of actual and anticipated capital expenditures during the period from July 2001 to June 2002, no Australian production taxes were recorded in the first quarter of 2002.

     - The DD&A increase was primarily a result of our unsuccessful exploratory drilling efforts in 2002.

     INTEREST EXPENSE. In the first quarter of 2003, interest expense increased compared to the first quarter of 2002 primarily because of debt incurred in connection with the EEX acquisition in late 2002.

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                         2003             2002
                                                                       --------         --------
                                                                             (IN MILLIONS)
     Gross interest expense.....................................       $   16.7         $    7.2
     Capitalized interest.......................................           (3.8)            (2.1)
                                                                       --------         --------
     Net interest expense.......................................           12.9              5.1
     Distributions on preferred securities......................            2.3              2.3
                                                                       --------         --------

           Total interest expense and distributions............        $   15.2         $    7.4
                                                                       ========         ========

     UNREALIZED COMMODITY DERIVATIVE EXPENSE. The $1.2 million of expense for the first quarter of 2003 represented the hedge ineffectiveness associated with our hedging program. The unrealized expense of $5.6 million during the first quarter of 2002 primarily reflects the reversal of the time value gains that were previously recognized during 2001. For a further description of these items, please see Note 7, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this section.

     OTHER. First quarter 2003 other expenses consisted of $2.0 million in foreign currency transaction losses. The first quarter of 2002 reflects a reversal of accruals of certain contingencies related to our acquisition of Gulf Australia in 1999. Offsetting this net gain were foreign currency losses of $1.0 million.

     TAXES. The effective tax rate for the first quarter of 2003 and the first quarter of 2002 were about the same.

     GAS SALES OBLIGATION SETTLEMENT. Pursuant to a gas forward sales contract entered into in 1999, EEX committed to deliver approximately 50 Bcf of production to Bob West Treasure L.L.C. (BWT) in exchange for proceeds of $105 million. As of the date of our acquisition of EEX, we recorded a liability of approximately $62 million, which represented the then current market value of approximately 16 Bcf of reserves remaining under the gas sales contract. We Accounted for the obligation under the gas sales contract as debt in our consolidated balance sheet.

     On March 31, 2003, pursuant to a settlement agreement with BWT and the other parties to related transactions, the gas sales contract, the swaps entered into by BWT in connection with the gas sales contract and all other agreements related to the gas sales contract, including the guarantee and all liens and other security interests on EEX's properties, were terminated in exchange for a payment by us of approximately $73 million. This payment represented:

     o the remaining unamortized obligation under the gas sales contract;

     o the fair market value of certain swaps entered into by BWT in conjunction with the gas sales contract;

     o various transactions fees related to the termination; and

     o as agreed upon value for BWT's limited membership interest in EEX subsidiary.

     In connection with the settlement, we recognized a loss of $10 million under the caption "Loss on gas sales obligation settlement" in our consolidated income statement. About $9 million of the loss was related to the change in the fair market value of the committed production and the swaps between the acquisition date and the settlement date.

     As a result of the termination of the gas sales contract, the remaining committed volumes of approximately 6.0 Bcf for 2003 and 6.7 Bcf for 2004 became available to be sold on the open market at current market prices. Simultaneously with the termination of the gas sales contract, we hedged the May 2003 through October 2003 volumes at a volume-weighted average price of $5.21 per MMBtu. Proceeds from these previously committed volumes will be recognized in revenues.

     ADOPTION OF SFAS NO. 143. We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The statement changes the method of accounting for costs associated with the retirement of long-lived assets (e.g. oil and gas production facilities, etc.) that we are obligated to incur. The statement requires that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the asset retirement cost be capitalized as part of the carrying amount of the associated asset. Under our previous accounting method, we recognized the cost to abandon our oil and gas properties over their productive lives on a unit-of-production basis.

     Upon initial application of SFAS No. 143, a cumulative effect of a change in accounting principle was required in order to recognize a liability for our existing asset retirement obligation (ARO) adjusted as required by SFAS No. 143. The amount of that liability at March 31, 2003 is reflected on our consolidated balance sheet under the caption "Asset retirement obligation" We also recorded a $160.4 million increase in the net capitalized costs of our oil and gas properties and recognized an after-tax gain of $5.6 million for the cumulative effect of the change in accounting principle.

     Subsequent to initial measurement of our ARO, liabilities will be accreted to their present value each period (resulting in additional DD&A expense) and the capitalized asset retirement costs will be depreciated over the estimated useful life of the related assets.

     For further discussion of SFAS No. 143 and the effects of our adoption of this standard, please see Note 1, "Organization and Summary of Significant Accounting Policies - New Accounting Standards - Accounting for Asset Retirement Obligations," to our consolidated financial statements appearing earlier in this report.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital budget is established at the beginning of each year. Because of the nature of the properties we own, only a small portion of our capital budget relates to the contractual obligations to invest in particular properties. The size of our budget is driven by expected cash flow from operations. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

     We anticipate that our 2003 capital expenditures will be funded from cash flow from operations. Based on current commodity prices and our hedges, we currently anticipate that our cash flow will significantly exceed our 2003 capital budget (which is discussed in greater detail below). This excess should allow us to pay down debt or repurchase shares of our common stock during the year. To the extent that cash receipts during the remainder of the year are lower than capital needs, we will make up the shortfall with borrowings under our credit arrangements.

     CREDIT ARRANGEMENTS AND DEBT. We maintain our reserve-based revolving credit facility with JPMorgan Chase Manhattan Bank, as agent. The facility matures on January 23, 2005. The banks participating in the facility have committed to lend us up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The borrowing base is reduced by the principal amount of outstanding senior notes ($300 million at April 30, 2003), 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $75 million at April 30, 2003) and the outstanding principal amount of the secured notes ($32 million at April 30, 2003). The borrowing base will be redetermined at least semi-annually and, after reduction for the foregoing items, was $323.0 million at April 30, 2003. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions.

     We also have money market lines of credit with various banks. Our credit facility limits our borrowings under these lines to $40 million. At April 30, 2003, we had outstanding borrowings under our credit facility of $165 million and no outstanding borrowings under our money market lines. Consequently, at April 30, 2003, we had approximately $198 million of available capacity under our credit arrangements.

     At March 31, 2003 and December 31, 2002, the interest rate was 2.75% and 3.25%, respectively, for LIBOR based loans under our credit facility and 2.56% and 3.18%, respectively, for the loans outstanding under the money market lines of credit.

     For further information regarding our outstanding debt as of March 31, 2003, please see Note 4, "Debt," to our consolidated financial statements appearing earlier in this report. During early May 2003, we repurchased secured notes with an aggregate outstanding principal amount of $21.1 million.

     WORKING CAPITAL. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. Generally, we use excess cash to pay down borrowings under our credit arrangements. We had a working capital surplus of $36.2 million as of March 31, 2003. This compares to a working capital deficit of $57.0 million as of December 31, 2002.

     CASH FLOW FROM OPERATIONS. Our net cash from operations for the first quarter of 2003 declined 33% compared to the first quarter of 2002. This decrease was primarily due to higher working capital requirements partially offset by higher operating income primarily due to higher commodity prices.

     CAPITAL EXPENDITURES. Our capital spending during the first quarter of 2003 was $122.7 million, a 48% increase over the same period last year. During the first quarter of 2003, we invested approximately $37 million in proved and unproved property acquisitions, $43 million in U.S. development, $33 million in U.S. exploration, $4 million in other U.S. operations and $6 million internationally.

     We budgeted $450 million for capital spending in 2003. The budget includes $26 million for an acquisition completed in the first quarter of 2003; otherwise the budget excludes potential acquisitions. We expect that 55-60% of this budget will be invested in the Gulf of Mexico (including deepwater), 35-40% in onshore U.S. and the balance in international projects. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. Historically, we have completed several acquisitions of varying sizes each year. Depending on the timing of an acquisition, we may spend additional capital during the year of acquisition for drilling and development activities on the acquired properties.

HEDGING

     We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 18-24 months as part of our risk management program. We use hedging to reduce price volatility, help ensure that we have adequate cash flow to fund our capital programs and manage price risks and return on some of our acquisitions. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. Approximately 78% of our production on an Mcfe basis target for the nine months ending December 31, 2003 is hedged. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions.

     Please see the discussion and tables in Note 7, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a further description of our hedging program and a listing of open hedging contracts as of March 31, 2003 and the fair value of those contracts as of that date. Between March 31, 2003 and May 12, 2003, we did not enter into any hedging transactions.

     Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. We believe there is no material basis risk with respect to our natural gas price hedging contracts because substantially all of our hedged natural gas production is sold at market prices that historically have highly correlated to the settlement price. Because substantially all of our U.S. Gulf Coast production is sold at current market prices that historically have highly correlated to the NYMEX West Texas Intermediate price, we believe that we have no material basis risk with respect to our oil hedging transactions. The actual cash price we receive, however, generally is about $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences. Our Australian production is not hedged.

NEW ACCOUNTING STANDARDS

          We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The statement changes the method of accounting for costs associated with the retirement of long-lived assets (e.g. oil and gas production facilities, etc.) that we are obligated to incur. The statement requires that the fair value of the obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the asset retirement cost be capitalized as part of the carrying amount of the associated asset. Under our previous accounting method, we recognized the cost to abandon our oil and gas properties over their productive lives on a unit-of-production basis. For a further discussion of SFAS No. 143 and the effects of our adoption of this standard, please see "-- Results of Operations -- Adoption of SFAS No. 143" and Note 1, "Organization and Summary of Significant Accounting Policies -- New Accounting Standards -- Accounting for Asset Retirement Obligations," to our consolidated financial statements appearing earlier in this report.

          For a discussion of other recently issued accounting standards and interpretations, please see "-- Results of Operations -- Adoption of SFAS No. 143" and Note 1, "Organization and Summary of Significant Accounting Policies -- New Accounting Standards -- Other Standards," to our consolidated financial statements appearing earlier in this report.

GENERAL INFORMATION

     General information about us can be found at www.newfld.com. In conjunction with our web page, we also maintain our electronic publication entitled @NFX. @NFX is periodically published to provide updates on our operating activities and our latest publicly announced estimates of expected production volumes, costs and expenses for the then current quarter. All recent editions of @NFX are available on our web page. To receive @NFX directly by email, please forward your email address to info@newfld.com or visit our web page and sign up.

     Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the SEC.

FORWARD-LOOKING INFORMATION

     This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability of capital resources to fund capital expenditures and anticipated cash flow. Although we believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources.

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

NYMEX.            The New York Mercantile Exchange.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in oil and gas prices, interest rates and foreign currency exchange rates as discussed below:

OIL AND GAS PRICES

     We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 18-24 months as part of our risk management program. We use hedging to reduce price volatility, help ensure that we have adequate cash flow to fund our capital programs and manage price risks and return on some of our acquisitions. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Please see the discussion and tables in Note 7, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report and the discussion under the caption "Hedging" in Item 2 of this report for a further description of our hedging program and a listing of open hedging contracts as of March 31, 2003 and the fair value of those contracts as of that date.

INTEREST RATES AND FOREIGN CURRENCY EXCHANGE RATES

     We considered our interest rate exposure at March 31, 2003 to be minimal because the majority, about 74%, of our long-term debt obligations were at fixed rates. At March 31, 2003, we had no open interest rate hedge positions to affect our exposure to changes in interest rates.

     Our cash flow from certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART II

ITEM 1.  LITIGATION

     We have been named as a defendant in certain lawsuits in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable this quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable this quarter.

ITEM 5.  OTHER INFORMATION

     The following disclosure is being provided in accordance with the SEC's filing guidance regarding the provision of notice of certain information relating to a pension fund blackout period pursuant to new Item 11 of Form 8-K.

     Among other restrictions, our insider trading policy generally prohibits our directors and all of our officers and employees from trading in our securities during the period beginning on the first day of each calendar quarter and ending at the close of trading on the second trading following the release of our earnings announcement for that quarter. As a result, a "blackout period" (as defined in Regulation BTR promulgated under the Securities Exchange Act of 1934) commenced on April 1, 2003 and ended after the close of trading on April 25, 2003. During the blackout period, the participants in our 401(k) Plan were prohibited from changing the percentage of future contributions to be invested in our common stock investment option under the plan and from transferring or reallocating prior contributions from or to our common stock investment option.

     Inquiries about the blackout period may be directed to C. William Austin by phone at (281) 847-6069 or in writing to Newfield Exploration Company, 363 N. Sam Houston Parkway E., Suite 2020, Houston, Texas 77060.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit Number                              Description
--------------                              -----------
     10.1         Fifth Amendment Agreement, dated as of March 24, 2003, among
                  Newfield, JPMorgan Chase Bank (formerly known as The Chase
                  Manhattan Bank), as Agent, the lenders signatory thereto and the terminating banks signatory thereto amending the Credit
                  Agreement, dated as of January 23, 2001, among Newfield, The
                  Chase Manhattan Bank, as Agent, and the banks signatory
                  thereto

     99.1 Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

                  On February 19, 2003, we filed a Current Report on Form 8-K announcing that we had hedged additional production.

                  On February 13, 2003, we filed a Current Report on Form 8-K announcing our financial and operating results for the fourth quarter and full-year 2002 and furnishing operating and financial guidance for 2003 and the first quarter of 2003.

                  On February 10, 2003, we filed a Current Report on Form 8-K/A with respect to our acquisition of EEX to provide the required historical and pro forma financial information. The following financial statements were filed with the report:

             o EEX's consolidated financial statements as of December 31, 2000 and 2001 and for each of the calendar years in the three year period ending December 31, 2001 and related notes;

             o EEX's consolidated financial statements as of September 30, 2001 and 2002 and for each of the three month and nine month periods then ended and related notes; and

             o our unaudited pro forma combined condensed financial statements as of September 30, 2002 and for the nine months ended September 30, 2002 and the calendar year ended December 31, 2001 that give effect to our acquisition of EEX and the issuance of our 8 3/8% Senior Subordinated Notes due 2012.

                  On January 23, 2003, we filed a Current Report on Form 8-K providing an operational update and furnishing 2003 production guidance.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NEWFIELD EXPLORATION COMPANY

Date:  May 13, 2003    By:  /s/ TERRY W. RATHERT
                            ---------------------------------------------------
                            Terry W. Rathert
                            Vice President and Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)

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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

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

     6. Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003                        /s/ DAVID A. TRICE
                                           -------------------------------------
                                           David A. Trice
                                           President and Chief Executive Officer

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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

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

     6. Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003                   /s/ TERRY W. RATHERT
                                      ------------------------------------------
                                      Terry W. Rathert
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                                 Description
--------------                                 -----------
     10.1         Fifth Amendment Agreement, dated as of March 24, 2003, among Newfield, JPMorgan Chase Bank
                  (formerly known as The Chase Manhattan Bank), as Agent, the lenders signatory thereto and the terminating banks signatory thereto amending the Credit Agreement, dated as of January 23,
                  2001, among Newfield, The Chase Manhattan Bank, as Agent, and the banks signatory thereto

     99.1         Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2         Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002