Form 10-Q
period 2003-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2003-08-12
CIK 912750

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 Yes [X] No [ ]

         As of August 5, 2003, there were 55,809,524 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
                                     PART I

Item 1.  Unaudited Financial Statements:

            Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002.................................   1

            Consolidated Statement of Income for the three and six months ended
            June 30, 2003 and 2002...............................................................................   2

            Consolidated Statement of Cash Flows for the six months ended
            June 30, 2003 and 2002...............................................................................   3

            Consolidated Statement of Stockholders' Equity for the six months
            ended June 30, 2003..................................................................................   4

            Notes to Consolidated Financial Statements...........................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................................  18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................  29

Item 4.  Controls and Procedures.................................................................................  29

                                     PART II

Item 1.  Litigation..............................................................................................  30

Item 2.  Changes in Securities and Use of Proceeds...............................................................  30

Item 3.  Defaults upon Senior Securities.........................................................................  30

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................  30

Item 5.  Other Information.......................................................................................  31

Item 6.  Exhibits and Reports on Form 8-K........................................................................  31

                          NEWFIELD EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                      2003             2002
                                                                                   -----------     ------------
                                      ASSETS

Current assets:
    Cash and cash equivalents ................................................     $    44,423     $     48,898
    Accounts receivable--oil and gas .........................................         168,246          130,489
    Inventories ..............................................................          14,474            7,910
    Commodity derivatives ....................................................          11,039            2,655
    Deferred taxes ...........................................................          15,031           12,801
    Other current assets .....................................................          28,301           36,074
                                                                                   -----------     ------------
        Total current assets .................................................         281,514          238,827
                                                                                   -----------     ------------

Oil and gas properties (full cost method, of which $299,493 at June 30, 2003
    and $268,732 at December 31, 2002 were excluded from amortization) .......       3,712,802        3,349,254
Less--accumulated depreciation, depletion and amortization ...................      (1,495,982)      (1,339,249)
                                                                                   -----------     ------------
                                                                                     2,216,820        2,010,005
                                                                                   -----------     ------------
Assets held for sale .........................................................          35,000           35,000
Furniture, fixtures and equipment, net .......................................           7,877            8,030
Commodity derivatives ........................................................           4,057            4,439
Other assets .................................................................          17,223           19,452
                                                                                   -----------     ------------
        Total assets .........................................................     $ 2,562,491     $  2,315,753
                                                                                   ===========     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .........................................................     $     9,619     $     27,593
    Current portion of secured notes payable .................................           1,168           11,215
    Accrued liabilities ......................................................         182,062          203,776
    Advances from joint owners ...............................................           4,434            3,613
    Current portion of asset retirement obligation ...........................           9,498               --
    Commodity derivatives ....................................................          58,562           49,610
                                                                                   -----------     ------------
        Total current liabilities ............................................         265,343          295,807
                                                                                   -----------     ------------

Other liabilities ............................................................          14,229           16,976
Commodity derivatives ........................................................          13,513           10,610
Long-term debt ...............................................................         692,943          709,615
Asset retirement obligation ..................................................         161,691               --
Deferred taxes ...............................................................         151,455          129,309
                                                                                   -----------     ------------
        Total long-term liabilities ..........................................       1,033,831          866,510
                                                                                   -----------     ------------

Company-obligated, mandatorily redeemable, convertible preferred securities of
    Newfield Financial Trust I ...............................................              --          143,750
Minority interest ............................................................              --              455
Stockholders' equity:
    Preferred stock ($0.01 par value; 5,000,000 shares authorized;
        no shares issued) ....................................................              --               --
    Common stock ($0.01 par value; 100,000,000 shares authorized;
        56,676,729 and 52,603,662 shares issued and outstanding
        at June 30, 2003 and December 31, 2002, respectively) ................             567              526
Additional paid-in capital ...................................................         781,243          636,317
Treasury stock (at cost; 883,649 and 872,927 shares at June 30, 2003 and
    December 31, 2002, respectively) .........................................         (26,575)         (26,213)
Unearned compensation ........................................................         (12,482)          (6,479)
Accumulated other comprehensive income (loss):
    Foreign currency translation adjustment ..................................           6,722           (3,888)
    Commodity derivatives ....................................................         (32,377)         (27,295)
Retained earnings ............................................................         546,219          436,263
                                                                                   -----------     ------------
        Total stockholders' equity ...........................................       1,263,317        1,009,231
                                                                                   -----------     ------------
        Total liabilities and stockholders' equity ...........................     $ 2,562,491     $  2,315,753
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

                          NEWFIELD EXPLORATION COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                      JUNE 30,                   JUNE 30,
                                                                              -----------------------     -----------------------
                                                                                2003           2002         2003          2002
                                                                              ---------     ---------     ---------     ---------
Oil and gas revenues .......................................................  $ 255,552     $ 161,611     $ 534,836     $ 309,650
                                                                              ---------     ---------     ---------     ---------
Operating expenses:
    Lease operating ........................................................     26,582        25,706        58,838        48,759
    Production and other taxes .............................................      6,532         3,861        19,106         7,271
    Transportation .........................................................      1,859         1,316         3,422         2,647
    Depreciation, depletion and amortization ...............................     99,660        78,027       196,360       149,234
    Ceiling test writedown .................................................      7,300            --         7,300            --
    General and administrative (includes stock compensation of $807 and $757 for the three months ended June 30, 2003 and 2002, respectively, and $1,486 and $1,335 for the six months ended
      June 30, 2003 and 2002, respectively) ................................     15,672        12,963        33,254        25,308
    Gas sales obligation settlement and redemption of securities ...........     10,477            --        20,475            --
                                                                              ---------     ---------     ---------     ---------
         Total operating expenses ..........................................    168,082       121,873       338,755       233,219
                                                                              ---------     ---------     ---------     ---------

Income from operations .....................................................     87,470        39,738       196,081        76,431

Other income (expenses):
    Interest expense .......................................................    (14,982)       (7,134)      (31,668)      (14,348)
    Capitalized interest ...................................................      3,899         2,130         7,718         4,273
    Dividends on convertible preferred securities of
      Newfield Financial Trust I ...........................................     (2,245)       (2,336)       (4,581)       (4,672)
    Unrealized commodity derivative expense ................................     (1,629)       (5,880)       (2,846)      (11,525)
    Other ..................................................................     (3,091)       (1,247)       (4,320)          569
                                                                              ---------     ---------     ---------     ---------
                                                                                (18,048)      (14,467)      (35,697)      (25,703)
                                                                              ---------     ---------     ---------     ---------

Income before income taxes .................................................     69,422        25,271       160,384        50,728
Income tax provision (benefit):
    Current ................................................................     13,031        10,195        36,670        16,422
    Deferred ...............................................................     10,576        (1,194)       19,333         1,710
                                                                              ---------     ---------     ---------     ---------
                                                                                 23,607         9,001        56,003        18,132
                                                                              ---------     ---------     ---------     ---------

Income before cumulative effect of change in accounting principle ..........     45,815        16,270       104,381        32,596
Cumulative effect of change in accounting principle, net of tax:
    Adoption of SFAS No. 143 ...............................................         --            --         5,575            --
                                                                              ---------     ---------     ---------     ---------
         Net income ........................................................  $  45,815     $  16,270     $ 109,956     $  32,596
                                                                              =========     =========     =========     =========

Earnings per share:
    Basic --
      Income before cumulative effect of change in accounting principle ....  $    0.86     $    0.37     $    1.98     $    0.74
      Cumulative effect of change in accounting principle, net of tax ......         --            --          0.11            --
                                                                              ---------     ---------     ---------     ---------
         Net income ........................................................  $    0.86     $    0.37     $    2.09     $    0.74
                                                                              =========     =========     =========     =========

    Diluted --
      Income before cumulative effect of change in accounting principle ....  $    0.82     $    0.36     $    1.88     $    0.73
      Cumulative effect of change in accounting principle, net of tax ......         --            --          0.10            --
                                                                              ---------     ---------     ---------     ---------
         Net income ........................................................  $    0.82     $    0.36     $    1.98     $    0.73
                                                                              =========     =========     =========     =========

Weighted average number of shares outstanding for basic earnings per share       53,468        44,376        52,679        44,295
                                                                              =========     =========     =========     =========

Weighted average number of shares outstanding for diluted earnings per share     57,701        48,928        56,956        48,838
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

                          NEWFIELD EXPLORATION COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              ----------------------------
                                                                                 2003             2002
                                                                              -----------      -----------
Cash flows from operating activities:
    Net income ..........................................................     $   109,956      $    32,596

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization .........................         196,360          149,234
       Ceiling test writedown ...........................................           7,300               --
       Gas sales obligation settlement and redemption of securities .....          20,475               --
       Stock compensation ...............................................           1,486            1,335
       Unrealized commodity derivative expense ..........................           2,846           11,525
       Deferred taxes ...................................................          19,333            1,710
       Cumulative effect of change in accounting principle ..............          (5,575)              --

       Changes in operating assets and liabilities:
          Increase in accounts receivable -- oil and gas ................         (45,962)         (27,919)
          Decrease in inventories .......................................             796            1,239
          Decrease (increase) in other current assets ...................          (2,825)           3,301
          Decrease in other assets ......................................           2,545              577
          Increase (decrease) in accounts payable and accrued
            liabilities..................................................         (28,846)          17,945
          Decrease in advances from joint owners ........................             822            2,288
          Increase (decrease) in other liabilities ......................          (1,201)           2,597
                                                                              -----------      -----------

              Net cash provided by operating activities .................         277,510          196,428
                                                                              -----------      -----------

Cash flows from investing activities:
    Additions to oil and gas properties .................................        (231,572)        (164,983)
    Additions to furniture, fixtures and equipment ......................          (2,404)          (1,557)
                                                                              -----------      -----------

              Net cash used in investing activities .....................        (233,976)        (166,540)
                                                                              -----------      -----------

Cash flows from financing activities:
    Proceeds from borrowings under credit arrangements ..................       1,019,000          261,000
    Repayments of borrowings under credit arrangements ..................        (915,000)        (314,000)
    Proceeds from issuance of common stock ..............................         137,683            4,829
    Purchases of treasury stock .........................................            (362)            (336)
    Repurchases of secured notes ........................................         (59,595)              --
    Repayments of secured notes .........................................         (11,215)              --
    Deliveries under the gas sales obligation ...........................          (8,442)              --
    Gas sales obligation settlement .....................................         (62,017)              --
    Redemption of trust preferred securities ............................        (148,448)              --
                                                                              -----------      -----------

              Net cash used in financing activities .....................         (48,396)         (48,507)
                                                                              -----------      -----------

Effect of exchange rate changes on cash and cash equivalents ............             387             (334)
                                                                              -----------      -----------

Decrease in cash and cash equivalents ...................................          (4,475)         (18,953)
Cash and cash equivalents, beginning of period ..........................          48,898           26,610
                                                                              -----------      -----------

Cash and cash equivalents, end of period ................................     $    44,423      $     7,657
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

                          NEWFIELD EXPLORATION COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                           ACCUMULATED
                                COMMON STOCK        TREASURY STOCK   ADDITIONAL                               OTHER       TOTAL
                             ------------------  -------------------  PAID-IN      UNEARNED    RETAINED  COMPREHENSIVE STOCKHOLDERS'
                              SHARES    AMOUNT    SHARES   AMOUNT     CAPITAL    COMPENSATION  EARNINGS  INCOME (LOSS)     EQUITY
                             ---------- -------  --------  --------   --------   ------------  --------  ------------- -------------
BALANCE, DECEMBER 31, 2002.. 52,603,662 $   526  (872,927) $(26,213)  $636,317     $ (6,479)   $436,263   $ (31,183)     $1,009,231
 Issuance of common stock...  3,850,103      39                        135,896                                              135,935
 Issuance of restricted
     stock, less
     amortization of $312...    222,964       2                          7,487       (7,177)                                    312
 Treasury stock, at cost....                      (10,722)     (362)                                                           (362)
 Amortization of stock
     compensation...........                                                          1,174                                   1,174
 Tax benefit from exercise
     of stock options.......                                             1,543                                                1,543
 Comprehensive income:
   Net income...............                                                                    109,956                     109,956
   Foreign currency
     translation
     adjustment, net of tax
     of $5,713..............                                                                                 10,610          10,610
   Reclassification
     adjustments for settled
     contracts,  net of tax
     of $14,781.............                                                                                (27,452)        (27,452)
   Changes in fair value of
     outstanding hedging
     positions, net of tax
     of $12,080.............                                                                                 22,370          22,370
                                                                                                                         ----------
     Total comprehensive
       income...............                                                                                                115,484
                             ---------- -------  --------  --------   --------     --------    --------   ---------      ----------
BALANCE, JUNE 30, 2003...... 56,676,729 $   567  (883,649) $(26,575)  $781,243     $(12,482)   $546,219   $ (25,655)     $1,263,317
                             ========== =======  ========  ========   ========     ========    ========   =========      ==========

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

   USE OF ESTIMATES

     The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Actual results could differ from these estimates.

   RECLASSIFICATIONS

     Certain reclassifications have been made to reported amounts for prior periods in order to conform with the current period presentation. These reclassifications did not impact our net income or stockholders' equity.

   STOCK-BASED COMPENSATION

     We account for our employee stock options using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25.

                          NEWFIELD EXPLORATION COMPANY

     If the fair value based method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," had been applied, our net income and earnings per common share for the three and six months ended June 30, 2003 and 2002 would have approximated the pro forma amounts below:

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                           ---------------------------     ----------------------------
                                              2003            2002             2003            2002
                                           ----------      -----------     -----------      -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported ........................     $   45,815      $    16,270     $   109,956      $    32,596
  Pro forma stock-based compensation
    expense (net of taxes) ...........         (1,765)          (1,417)         (3,426)          (2,685)
  Pro forma ..........................         44,050           14,853         106,530           29,911

Earnings per share:
  Basic - as reported
    Income before cumulative effect of
      change in accounting principle..     $     0.86      $      0.37     $      1.98      $      0.74
    Cumulative effect of change in
      accounting principle ...........             --               --            0.11               --
                                           ----------      -----------     -----------      -----------
  Net income .........................     $     0.86      $      0.37     $      2.09      $      0.74
                                           ==========      ===========     ===========      ===========

  Basic - pro forma
    Income before cumulative effect of
      change in accounting principle..     $     0.82      $      0.33     $      1.92      $      0.68
    Cumulative effect of change in
      accounting principle ...........             --               --            0.11               --
                                           ----------      -----------     -----------      -----------
  Net income .........................     $     0.82      $      0.33     $      2.03      $      0.68
                                           ==========      ===========     ===========      ===========

  Diluted - as reported
    Income before cumulative effect of
      change in accounting principle..     $     0.82      $      0.36     $      1.88      $      0.73
    Cumulative effect of change in
      accounting principle ...........             --               --            0.10               --
                                           ----------      -----------     -----------      -----------
  Net income .........................     $     0.82      $      0.36     $      1.98      $      0.73
                                           ==========      ===========     ===========      ===========

  Diluted - pro forma
    Income before cumulative effect of
      change in accounting principle..     $     0.79      $      0.33     $      1.82      $      0.67
    Cumulative effect of change in
      accounting principle ...........             --               --            0.10               --
                                           ----------      -----------     -----------      -----------
  Net income .........................     $     0.79      $      0.33     $      1.92      $      0.67
                                           ==========      ===========     ===========      ===========

                          NEWFIELD EXPLORATION COMPANY

   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. This statement changes the method of accounting for expected future costs associated with our obligation to perform site reclamation, dismantle facilities and plug and abandon wells. Prior to January 1, 2003, we recognized the undiscounted estimated cost to abandon our oil and gas properties over their estimated productive lives on a unit-of-production basis and no liability or capitalized costs associated with such abandonment were recorded on our consolidated balance sheet. SFAS No. 143 requires that, if a reasonable estimate of the fair value of an abandonment obligation can be made, a liability (an "asset retirement obligation" or "ARO") will be recorded on our consolidated balance sheet and the asset retirement cost will be capitalized in oil and gas properties in the period in which the retirement obligation is incurred.

     In general, the amount of an ARO and the costs capitalized will be equal to the future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using an assumed cost of funds for our company. After recording, these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs will be depreciated on a unit-of-production basis over the productive life of the related properties. Both the accretion and the depreciation will be included in depreciation, depletion and amortization on our consolidated statement of income.

     At adoption of SFAS No. 143, a cumulative effect of change in accounting principle was required in order to recognize:

     -    an initial ARO as a liability on our consolidated balance sheet;

     - an increase in oil and gas properties for the cost to abandon our oil and gas properties; and

     - accumulated depreciation on the additional capitalized costs included in oil and gas properties.

The initial ARO was established as described above but was accreted to January 1, 2003.

     The change in our ARO since adoption of SFAS No. 143 is set forth below (in thousands):

Initial ARO as of January 1, 2003...............................      $   151,929
Accretion expense...............................................            4,111
Foreign currency translation....................................            4,237
Additions.......................................................           12,500
Satisfaction of ARO.............................................           (1,588)
                                                                      -----------
Balance of ARO as of June 30, 2003..............................      $   171,189
                                                                      ===========

     As a result of our adoption of SFAS No. 143, we recorded a $160.4 million increase in the net capitalized costs of our oil and gas properties and recognized an after-tax gain of $5.6 million (the after-tax amount by which additional capitalized costs, net of accumulated depreciation, exceeded the initial ARO) for the cumulative effect of change in accounting principle. Had SFAS No. 143 been applied retroactively to the six months ended June 30, 2002, our net income and earnings per share (without any cumulative effect of change in accounting principle) would have approximated the pro forma amounts below (in thousands except per share amounts):

                                         THREE MONTHS       SIX MONTHS
                                             ENDED             ENDED
                                         JUNE 30, 2002     JUNE 30, 2002
                                         -------------     -------------
Net income:
      As reported ..................     $      16,270     $      32,596
      Pro forma ....................     $      15,819     $      31,627
Earnings per share:
    Basic--
      As reported ..................     $        0.37     $        0.74
      Pro forma ....................     $        0.36     $        0.71
    Diluted--
      As reported ..................     $        0.36     $        0.73
      Pro forma ....................     $        0.35     $        0.70

                          NEWFIELD EXPLORATION COMPANY

   OTHER NEW ACCOUNTING STANDARDS

     In the second quarter of 2002, the FASB issued SFAS No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This statement provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Our adoption of SFAS No. 145 as of January 1, 2003 had no effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of SFAS No. 146 as of January 1, 2003 has had no effect on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No.
133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. Our adoption of SFAS No. 149 as of July 1, 2003 will have no effect on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us as of July 1, 2003. Our adoption of the applicable provisions of this statement as of the indicated dates has had or will have no effect on our financial statements.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value. FIN 45 had a dual effective date. The initial recognition and measurement provisions are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation were effective for us as of October 1, 2002. The adoption of the applicable provisions of FIN 45 at the indicated dates has not had a material effect on our financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (these entities are referred to as "variable interest entities" or "VIEs") and how to determine if a business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity for which either:

     - the equity investors (if any) do not have a controlling financial interest; or

     - the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties.

In addition, FIN 46 requires that all enterprises with a significant variable interest in a VIE make additional disclosures regarding their relationship with the VIE. The provisions of this interpretation were effective for us on January 1, 2003. Our adoption of the provisions of this statement as of January 1, 2003 has had no effect our financial statements.

                          NEWFIELD EXPLORATION COMPANY

   RECENT ACCOUNTING DEVELOPMENTS

     SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets," were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and that certain intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under the statement, goodwill and certain other intangible assets are reviewed annually for impairment but are not amortized. It is our understanding that the staffs of the FASB and the Securities and Exchange Commission are currently considering the appropriate application of SFAS Nos. 141 and 142 to oil and gas rights and interests held under leases, governmental licenses or other contractual arrangements (leasehold interests).

     Based on our understanding of current discussions, if all leasehold interests were deemed to be intangible assets, for companies like us that use the full cost method of accounting for oil and gas activities:

     - leasehold interests with proved reserves that were acquired after June 30, 2001 and leasehold interests with no proved reserves would be classified as intangible assets and would not be included in oil and gas properties on our consolidated balance sheet;

     - our results of operations and cash flows would not be affected because leasehold costs would continue to be amortized in accordance with full cost accounting rules; and

     - the disclosures required by SFAS Nos. 141 and 142 relative to intangibles would be included in the notes to our financial statements.

If SFAS Nos. 141 and SFAS 142 were applied as described above, at June 30,
2003 we had undeveloped leasehold interests of approximately $250 million (without reduction for depreciation) that would be classified on our consolidated balance sheet as "intangible undeveloped leaseholds" and we had developed leasehold interests of approximately $531 million (without reduction for depreciation) that would be classified on our consolidated balance sheet as "intangible developed leaseholds."

     We have had no contact with the staff of the FASB or the SEC regarding these matters. The foregoing discussion is based on information provided to us by other industry participants and by members of the accounting and legal profession. To our knowledge, all other publicly traded oil and gas companies have continued to include leasehold interests as part of oil and gas properties after SFAS No. 141 and SFAS No. 142 became effective. We will continue to classify our leasehold interests as tangible oil and gas properties until further guidance is provided.

2.   EARNINGS PER SHARE:

     Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). Diluted earnings per share incorporates the incremental shares issuable (if dilutive) upon the assumed exercise of stock options (using the treasury stock method) and upon the assumed conversion of our trust preferred securities as if exercise or conversion to common stock had occurred at the beginning of the accounting period. Net income has also been increased for distributions accrued during the period on our trust preferred securities.

                          NEWFIELD EXPLORATION COMPANY

     The following is a calculation of basic and diluted weighted average shares outstanding and EPS for the three and six months ended June 30, 2003 and 2002:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                    ---------------------     ---------------------
                                                      2003         2002         2003         2002
                                                    --------     --------     --------     --------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Income (numerator):
  Income before cumulative effect of change
    in accounting principle ...................     $ 45,815     $ 16,270     $104,381     $ 32,596
  Cumulative effect of change in accounting
    principle, net of tax .....................           --           --        5,575           --
                                                    --------     --------     --------     --------
  Income-- basic ..............................       45,815       16,270      109,956       32,596
  After-tax dividends on convertible trust
    preferred securities ......................        1,459        1,518        2,978        3,037
                                                    --------     --------     --------     --------
  Income-- diluted ............................     $ 47,274     $ 17,788     $112,934     $ 35,633
                                                    ========     ========     ========     ========

Weighted average shares (denominator):
  Weighted average shares-- basic .............       53,468       44,376       52,679       44,295
  Dilutive effect of stock options outstanding
    at end of period ..........................          467          629          432          620
  Dilutive effect of convertible trust
    preferred securities ......................        3,766        3,923        3,845        3,923
                                                    --------     --------     --------     --------
  Weighted average shares-- diluted ...........       57,701       48,928       56,956       48,838
                                                    ========     ========     ========     ========

Earnings per share:
  Basic before change in accounting principle..     $   0.86     $   0.37     $   1.98     $   0.74
  Basic .......................................     $   0.86     $   0.37     $   2.09     $   0.74
  Diluted before change in accounting
    principle..................................     $   0.82     $   0.36     $   1.88     $   0.73
  Diluted .....................................     $   0.82     $   0.36     $   1.98     $   0.73

     The calculation of shares outstanding for diluted EPS above does not include the effect of outstanding stock options to purchase 853,450 and 645,590 shares for the three months ended June 30, 2003 and 2002, respectively, and 1,002,050 and 707,640 shares for the six months ended June 30, 2003 and 2002, respectively, because to do so would have been antidilutive.

     On May 27, 2003, we completed the issuance and sale of 3.5 million shares of our common stock for net proceeds of approximately $131.2 million.

                          NEWFIELD EXPLORATION COMPANY

3.   EEX ACQUISITION:

     On November 26, 2002, we acquired EEX Corporation to expand our onshore operations. The EEX properties are very complementary to our previously existing South Texas property base. The acquisition also accelerated our expansion into deepwater.

     The unaudited pro forma results presented below for the three and six months ended June 30, 2002 have been prepared to illustrate the effects of the EEX acquisition on our results of operations under the purchase method of accounting as if we had acquired EEX on January 1, 2002. The pro forma results do not purport to represent what our actual results of operations would have been if the acquisition had in fact occurred on such date or to project our results of operations for any future date or period.

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                         JUNE 30, 2002        JUNE 30, 2002
                                                                      ------------------     ----------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE)
Pro forma:
  Revenue.........................................................    $          200,253     $        388,803
  Income from operations..........................................                41,655               84,881
  Net income......................................................                11,718               28,846
  Basic earnings per share........................................    $             0.23     $           0.56
  Diluted earnings per share......................................    $             0.22     $           0.55

4.   OIL AND GAS ASSETS:

     Oil and gas properties at the indicated dates consisted of the following:

                                                   JUNE 30,      DECEMBER 31,
                                                     2003            2002
                                                 -----------     ------------
                                                        (IN THOUSANDS)
Subject to amortization ....................     $ 3,413,309      $ 3,080,522
Not subject to amortization
    Exploration wells in progress ..........           6,410            8,212
    Development wells in progress ..........          24,184           13,906
    Capitalized interest ...................          18,715           14,036
    Other capital costs:
        Incurred in 2003 ...................          32,202               --
        Incurred in 2002 ...................         130,123          135,641
        Incurred in 2001 ...................          59,801           63,302
        Incurred in 2000 and prior .........          28,058           33,635
                                                 -----------      -----------
         Total not subject to amortization..         299,493          268,732
                                                 -----------      -----------
Gross oil and gas properties ...............       3,712,802        3,349,254
                                                 -----------      -----------
Accumulated depreciation, depletion and
    amortization ...........................      (1,495,982)      (1,339,249)
                                                 -----------      -----------
Net oil and gas properties .................     $ 2,216,820      $ 2,010,005
                                                 ===========      ===========

                          NEWFIELD EXPLORATION COMPANY

5.   DEBT:

     As of the indicated dates, long-term debt consisted of the following:

                                                   JUNE 30,      DECEMBER 31,
                                                    2003             2002
                                                 -----------     ------------
                                                        (IN THOUSANDS)
Senior unsecured debt:
    Bank revolving credit facility:
        Prime rate based loans ................  $   140,000     $         --
        LIBOR based loans .....................           --           28,000
                                                 -----------     ------------
         Total bank revolving credit facility..      140,000           28,000
                                                 -----------     ------------

    Money market lines of credit (1) ..........           --            8,000
                                                 -----------     ------------
           Total credit arrangements ..........      140,000           36,000
                                                 -----------     ------------

    7.45% Senior Notes due 2007 ...............      124,801          124,781
    7 5/8% Senior Notes due 2011 ..............      174,900          174,895
                                                 -----------     ------------
           Total senior unsecured notes .......      299,701          299,676
                                                 -----------     ------------
           Total senior unsecured debt ........      439,701          335,676
                                                 -----------     ------------

8 3/8% Senior Subordinated Notes due 2012 .....      248,041          247,971
Secured notes .................................        5,201           65,963
Gas sales obligation (1) ......................           --           60,005
                                                 -----------     ------------

           Total long-term debt ...............  $   692,943     $    709,615
                                                 ===========     ============

--------------------
(1) Because capacity under our credit facility was available to repay borrowings under our money market lines of credit and to pay current amounts due under the gas sales obligation, these obligations were classified as long-term at December 31, 2002.

   GAS SALES OBLIGATION SETTLEMENT

     Pursuant to a gas forward sales contract entered into in 1999, EEX committed to deliver approximately 50 Bcf of production to Bob West Treasure L.L.C. (BWT) in exchange for proceeds of $105 million. As of the date of our acquisition of EEX, we recorded a liability of approximately $62 million, which represented the then current market value of approximately 16 Bcf of reserves remaining under the gas sales contract. We accounted for the obligation under the gas sales contract as debt on our consolidated balance sheet.

     On March 31, 2003, pursuant to a settlement agreement with BWT and the other parties to related transactions, the gas sales contract, the swaps entered into by BWT in connection with the gas sales contract and all other agreements and security interests related to the gas sales contract were terminated in exchange for a payment by us of approximately $73 million. This payment represented:

     -    the remaining unamortized obligation under the gas sales contract;

     - the fair market value of swaps entered into by BWT in conjunction with the gas sales contract;

     -    various transaction fees related to the termination; and

     - an agreed upon value for BWT's membership interest in an EEX subsidiary.

     In connection with the settlement, we recognized a loss of $10.0 million under the caption "Gas sales obligation settlement and redemption of securities" on our consolidated statement of income. About $9.0 million of the loss was related to the change in the fair market value of the committed production and the swaps between the date we acquired EEX and the settlement date.

                          NEWFIELD EXPLORATION COMPANY

6.   CONVERTIBLE PREFERRED SECURITIES OF NEWFIELD FINANCIAL TRUST I:

     We redeemed all of the outstanding 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities of Newfield Financial Trust I on June 27, 2003 for an aggregate redemption price of approximately $148.4 million or $38.31 on a per share of underlying common stock basis (excluding in each case accrued but unpaid distributions). The holders of only a small number of the securities elected to convert their securities into shares of our common stock prior to the redemption date (a total of 48,076 shares of common stock were issued). Included in the aggregate redemption price is $6.5 million of optional redemption premium. The premium and $4.0 million of unamortized offering costs (which were being amortized over the 30-year life of the securities) were recorded as an operating expense under the caption "Gas sales obligation settlement and redemption of securities" on our consolidated statement of income.

     We financed the redemption with the net proceeds from the issuance and sale of 3.5 million shares of our common stock on May 27, 2003 (approximately $131.2 million, or $37.49 per share) and borrowings under our revolving credit facility.

7.   CONTINGENCIES:

     We have been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect that these matters will have a material adverse effect on our financial position, cash flows or results of operations.

                          NEWFIELD EXPLORATION COMPANY

8.   GEOGRAPHIC INFORMATION:

                                                                                               OTHER
                                                              UNITED STATES    AUSTRALIA    INTERNATIONAL      TOTAL
                                                              -------------    ---------    -------------    ----------
                                                                                     (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2003:
Oil and gas revenues...................................       $     255,552    $      --    $          --    $  255,552
Operating expenses:
    Lease operating....................................              26,582           --               --        26,582
    Production and other taxes.........................               7,463         (931)              --         6,532
    Transportation.....................................               1,859           --               --         1,859
    Depreciation, depletion and amortization...........              99,191          469               --        99,660
    Ceiling test writedown.............................                  --        7,300                          7,300
    Allocated income taxes.............................              42,160       (2,051)              --
                                                              -------------    ---------    -------------
      Net income (loss) from oil and gas properties....       $      78,297    $  (4,787)   $          --
                                                              =============    =========    =============

    Gas sales obligation settlement and redemption of
      securities.......................................                                                          10,477
    General and administrative (inclusive of stock
      compensation) (1)................................                                                          15,672
                                                                                                             ----------
        Total operating expenses.......................                                                         168,082
                                                                                                             ----------
Income from operations.................................                                                          87,470
    Interest expense and dividends, net of interest
      income, capitalized interest and other ..........                                                         (16,419)
    Unrealized commodity derivative expense............                                                          (1,629)
                                                                                                             ----------
Income before income taxes.............................                                                      $   69,422
                                                                                                             ==========

Total long-lived assets................................       $   2,129,083    $  45,415    $      42,322    $2,216,820
                                                              =============    =========    =============    ==========

Additions to long-lived assets (2).....................       $     109,315    $   9,354    $       3,596    $  122,265
                                                              =============    =========    =============    ==========
THREE MONTHS ENDED JUNE 30, 2002:
Oil and gas revenues...................................       $     154,475    $   7,136    $          --    $  161,611
Operating expenses:
    Lease operating....................................              22,832        2,874               --        25,706
    Production and other taxes.........................               3,861           --               --         3,861
    Transportation.....................................               1,316           --               --         1,316
    Depreciation, depletion and amortization...........              76,395        1,632               --        78,027
    Allocated income taxes.............................              17,528          789               --
                                                              -------------    ---------    -------------
        Net income from oil and gas properties.........       $      32,543    $   1,841    $          --
                                                              =============    =========    =============

    General and administrative (inclusive of stock
      compensation) (1)................................                                                          12,963
                                                                                                             ----------
        Total operating expenses.......................                                                         121,873
                                                                                                             ----------
Income from operations.................................                                                          39,738
    Interest expense and dividends, net of interest
      income, capitalized interest and other...........                                                          (8,587)
    Unrealized commodity derivative expense............                                                          (5,880)
                                                                                                             ----------
Income before income taxes.............................                                                      $   25,271
                                                                                                             ==========

Total long-lived assets................................       $   1,362,561    $  22,848    $      34,337    $1,419,746
                                                              =============    =========    =============    ==========

Additions to long-lived assets.........................       $      68,165    $   8,358    $       2,123    $   78,646
                                                              =============    =========    =============    ==========

------------------
(1) General and administrative expense includes stock compensation charges of $807 and $757 for the three months ended June 30, 2003 and 2002, respectively.

(2)  The effects of the Australian ceiling test writedown are excluded.

                          NEWFIELD EXPLORATION COMPANY

                                                                                               OTHER
                                                              UNITED STATES    AUSTRALIA    INTERNATIONAL      TOTAL
                                                              -------------    ---------    -------------    ----------
                                                                                     (IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2003:
Oil and gas revenues...................................       $     523,443    $  11,393    $          --    $  534,836
Operating expenses:
    Lease operating....................................              54,389        4,449               --        58,838
    Production and other taxes.........................              17,670        1,436               --        19,106
    Transportation.....................................               3,422           --               --         3,422
    Depreciation, depletion and amortization...........             192,509        3,851               --       196,360
    Ceiling test writedown.............................                  --        7,300               --         7,300
    Allocated income taxes.............................              89,409       (1,693)              --
                                                              -------------    ---------    -------------
        Net income (loss) from oil and gas properties..       $     166,044    $  (3,950)   $          --
                                                              =============    =========    =============

    Gas sales obligation settlement and redemption of
      securities.......................................                                                          20,475
    General and administrative (inclusive of stock
      compensation) (1)................................                                                          33,254
                                                                                                             ----------
        Total operating expenses.......................                                                         338,755
                                                                                                             ----------
Income from operations.................................                                                         196,081
    Interest expense and dividends, net of interest
      income, capitalized interest and other ..........                                                         (32,851)
    Unrealized commodity derivative expense............                                                          (2,846)
                                                                                                             ----------
Income before income taxes.............................                                                      $  160,384
                                                                                                             ==========

Total long-lived assets................................       $   2,129,083    $  45,415    $      42,322    $2,216,820
                                                              =============    =========    =============    ==========

Additions to long-lived assets (2) (3).................       $     330,801    $  34,069    $       5,978    $  370,848
                                                              =============    =========    =============    ==========

SIX MONTHS ENDED JUNE 30, 2002:
Oil and gas revenues...................................       $     295,948    $  13,702    $          --    $  309,650
Operating expenses:
    Lease operating....................................              42,988        5,771               --        48,759
    Production and other taxes.........................               7,271           --               --         7,271
    Transportation.....................................               2,647           --               --         2,647
    Depreciation, depletion and amortization...........             146,028        3,206               --       149,234
    Allocated income taxes.............................              33,955        1,418               --
                                                              -------------    ---------    -------------
        Net income from oil and gas properties.........       $      63,059    $   3,307    $          --
                                                              =============    =========    =============

    General and administrative (inclusive of stock
      compensation) (1)................................                                                          25,308
                                                                                                             ----------
        Total operating expenses.......................                                                         233,219
                                                                                                             ----------
Income from operations.................................                                                          76,431
    Interest expense and dividends, net of interest
      income, capitalized interest and other...........                                                         (14,178)
    Unrealized commodity derivative expense............                                                         (11,525)
                                                                                                             ----------
Income before income taxes.............................                                                      $   50,728
                                                                                                             ==========

Total long-lived assets................................       $   1,362,561    $  22,848    $      34,337    $1,419,746
                                                              =============    =========    =============    ==========

Additions to long-lived assets.........................       $     137,754    $  15,319    $       6,149    $  159,222
                                                              =============    =========    =============    ==========

-----------------------
(1) General and administrative expense includes stock compensation charges of $1,486 and $1,335 for the six months ended June 30, 2003 and 2002, respectively.

(2) Includes gross domestic additions of $113.1 million and Australia additions of $21.1 million for capitalized asset retirement obligations.

(3)  The effects of the Australian ceiling test writedown are excluded.

                          NEWFIELD EXPLORATION COMPANY

9.   COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

     We utilize swap, collar and floor derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.

     With respect to a swap contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price for such contract, and we are required to make payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract. For a collar contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for such contract, we are required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such contract and neither party is required to make a payment to the other party if the settlement price for any settlement period is between the floor price and the ceiling price for such contract. For a floor contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for such contract. We are not required to make any payment in connection with the settlement of a floor contract.

     Substantially all of our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, volatility and, in the case of collars and floors, the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model.

     On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability in cash flows associated with the forecasted sale of our oil and gas production. After-tax changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded under the caption "Other comprehensive income (loss) - commodity derivatives" on our consolidated balance sheet until the sale of the hedged oil and gas production. Upon the sale of the hedged production, the net after-tax change in the fair value of the associated derivative recorded under the caption "Other comprehensive income (loss) - commodity derivatives" is reversed and the gain or loss on the hedge, to the extent that it is effective, is reported in "Oil and gas revenues" on our consolidated statement of income. At June 30, 2003, we had a net $32.4 million in after-tax losses recorded under the caption "Other comprehensive income--commodity derivatives." We expect hedged production associated with commodity derivatives accounting for a net $32.3 of such amount to be sold within the next 12 months.

     Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is reported currently each period under the caption "Unrealized commodity derivative income (expense)" on our consolidated statement of income.

     Prior to January 1, 2002, the periodic changes in the time value component of our collar and floor contracts were treated as ineffective and were reported under the caption "Unrealized commodity derivative income (expense)" on our consolidated statement of income for the period in which the change occurred. On January 1, 2002, we began assessing hedge effectiveness based on the total changes in cash flows on our collar and floor contracts without adjustment for time value as described by DIG Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge." Pursuant to the guidance in DIG Issue G20, we elected to prospectively record subsequent changes in fair value associated with time value under the caption "Accumulated other comprehensive income (loss)" on our consolidated balance sheet. As a result, amounts recorded in the second quarter and first half of 2002 primarily reflect the reversal of the time value gains that were recognized in 2001 and a diminutive amount representing the ineffective portion of our hedges.

     We formally document all relationships between derivative instruments and hedged production, as well as our risk management objective and strategy for particular derivative contracts. This process includes linking all derivatives that are designated as cash flow hedges to the specific forecasted sale of oil or gas at its physical location. We also formally assess (both at the derivative's inception and on an ongoing basis) whether the derivatives being utilized have been highly effective in offsetting changes in the cash flows of hedged production and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we will discontinue hedge accounting prospectively. If hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on our consolidated balance sheet and recognize all subsequent changes in the fair value of the derivative on our consolidated statement of income for the period in which the change occurred. Hedge accounting was not discontinued during the periods presented for any hedging instruments.

                          NEWFIELD EXPLORATION COMPANY

   NATURAL GAS

         As of June 30, 2003, we had entered into commodity price hedging contracts with respect to our future natural gas production as follows:

                                                               NYMEX CONTRACT PRICE PER MMBtu
                                            -------------------------------------------------------------------
                                                                   FLOORS                      CEILINGS              ESTIMATED
                                              SWAPS     --------------------------   --------------------------      FAIR VALUE
                                VOLUME IN   (WEIGHTED                    WEIGHTED                     WEIGHTED    ASSET (LIABILITY)
PERIOD AND TYPE OF CONTRACT      MMMBtus     AVERAGE)       RANGE        AVERAGE         RANGE        AVERAGE       (IN MILLIONS)
---------------------------     ---------   ---------   -------------   ----------   -------------   ----------   -----------------
July 2003 - September 2003
   Price swap contracts.......    16,453        $4.04              --           --              --           --   $          (23.8)
   Collar contracts...........    19,585           --   $3.50 - $4.88        $4.54   $3.90 - $6.50       $ 5.75               (5.4)
   Floor contracts............     5,000           --    4.85 -  4.88         4.87              --           --                0.4
October 2003 - December 2003
   Price swap contracts.......    10,607         4.06              --           --              --           --              (16.4)
   Collar contracts...........    13,635           --    3.50 -  5.50         4.75    3.90 - 15.00         7.95               (2.0)
   Floor contracts............        --           --              --           --              --           --                 --
January 2004 - December 2004
   Price swap contracts.......     6,660         4.96              --           --              --           --               (1.5)
   Collar contracts...........     7,740           --    3.50 -  5.50         5.00    4.16 - 15.00        11.30                1.0
January 2005 - December 2005
   Price swap contracts.......     2,220         3.81              --           --              --           --               (2.2)
   Collar contracts...........     1,380           --            3.50         3.50            4.16         4.16               (1.3)
                                                                                                                  ----------------
                                                                                                                  $          (51.2)
                                                                                                                  ================

   OIL

         As of June 30, 2003, we had entered into commodity price hedging contracts with respect to our future oil production as follows:

                                                                  NYMEX CONTRACT PRICE PER Bbl
                                            -------------------------------------------------------------------
                                                                  FLOORS                      CEILINGS                ESTIMATED
                                              SWAPS     --------------------------   --------------------------       FAIR VALUE
                                VOLUME IN   (WEIGHTED                     WEIGHTED                     WEIGHTED   ASSET (LIABILITY)
PERIOD AND TYPE OF CONTRACT       Bbls       AVERAGE)         RANGE        AVERAGE        RANGE        AVERAGE      (IN MILLIONS)
---------------------------     ---------   ---------   ---------------   --------   ---------------   --------   -----------------
July 2003 - September 2003
   Price swap contracts.......    259,000      $25.58                --         --                --         --   $           (1.0)
   Collar contracts...........    707,000          --   $22.00 - $24.00     $22.53   $26.35 - $29.70     $27.78               (1.8)
October 2003 - December 2003
   Price swap contracts.......    144,000       25.55                --         --                --         --               (0.4)
   Collar contracts...........    627,000          --    22.00 -  24.00      22.47    26.35 -  29.70      27.83               (1.2)
January 2004 - December 2004
   Price swap contracts.......     96,000       23.23                --         --                --         --               (0.3)
   Collar contracts...........    765,000          --    22.00 -  24.00      22.69    26.04 -  29.70      27.16               (0.8)
January 2005 - December 2005
   Price swap contracts.......    204,000       22.63                --         --                --         --               (0.3)
                                                                                                                  ----------------
                                                                                                                  $           (5.8)
                                                                                                                  ================

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

         - timing of our future drilling, development and abandonment activities;

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

RESULTS OF OPERATIONS

         EARNINGS PER SHARE. We redeemed all of the outstanding preferred securities of Newfield Financial Trust I on June 27, 2003. We primarily financed the redemption with the net proceeds from the issuance and sale of 3.5 million shares of our common stock on May 27, 2003. For a further description of these transactions, please see "--Redemption of Trust Preferred Securities." Our diluted earnings per share for the three and six months ended June 30, 2003 were negatively impacted by the continuing dilutive effect of the convertible trust preferred securities following the issuance of the 3.5 million shares of our common stock.

         REVENUES. All of our revenues are derived from the sale of our oil and gas production and the settlement of hedging contracts associated with our production. Our revenues may vary significantly from period to period as a result of changes in commodity prices. Revenues for the second quarter of 2003 were 58% higher than the second quarter of 2002 because of higher commodity prices and higher natural gas production, partially offset by lower oil production. Revenues for the first six months of 2003 were 73% higher than the same period of last year due to higher commodity prices and higher production.

                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                 JUNE 30,             PERCENTAGE             JUNE 30,             PERCENTAGE
                                          ------------------------     INCREASE       ------------------------     INCREASE
                                            2003          2002        (DECREASE)        2003          2002        (DECREASE)
                                          ----------    ----------    ------------    ----------    ----------    -----------
PRODUCTION:
United States:
    Natural gas (Bcf)...................       46.8          37.9          23%             90.8          71.8          26%
    Oil and condensate (MBbls)..........    1,579.4       1,328.8          19%          3,095.7       2,678.3          16%
    Total (Bcfe)........................       56.2          45.8          23%            111.5          87.8          27%
Australia (1):
    Oil (MBbls).........................         --         277.5        (100%)           357.6         575.8         (38%)
Total:
    Natural gas (Bcf)...................       46.8          37.9          23%             90.8          71.8          26%
    Oil and condensate (MBbls)..........    1,579.4       1,606.2          (2%)         3,453.3       3,254.0           6%
    Total (Bcfe)........................       56.2          47.5          18%            111.5          91.3          22%

AVERAGE REALIZED PRICES(2):
United States:
    Natural gas (per Mcf)...............   $   4.50      $   3.21          40%         $   4.77      $   3.23          48%
    Oil and condensate (per Bbl)........      27.54         23.84          16%            28.27         22.93          25%
Australia:
    Oil (per Bbl).......................         --      $  25.72        N/M(3)        $  31.86      $  23.80          34%
Total:
    Natural gas (per Mcf)...............   $   4.50      $   3.21          40%         $   4.77      $   3.23          48%
    Oil and condensate (per Bbl)........      27.54         24.17          14%            28.64         23.08          24%
    Natural gas equivalent (per Mcfe)...       4.51          3.37          34%             4.77          3.36          42%

--------------
(1)      Represents volumes sold or lifted regardless of when produced.

(2) For purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduced the realized price of natural gas by $0.02 for the three months ended June 30, 2003 and 2002, and by $0.02 and $0.03 for the six months ended June 30, 2003 and 2002, respectively. The realized price of oil and condensate was reduced by $0.45 and $0.29 for the three months ended June 30, 2003 and 2002, respectively, and by $0.35 and $0.26 for the six months ended June 30, 2003 and 2002, respectively. Average realized prices include the effects of hedging.

(3)      Not meaningful.

         PRODUCTION. Our total oil and gas production (stated on a natural gas equivalent basis) increased in the second quarter and the first six months of 2003 when compared to the same periods in 2002 primarily because of our acquisition of EEX, other small acquisitions and successful drilling efforts. Additionally, production in the first half of 2002 was negatively impacted by our election to defer liftings of oil production in Australia and by our voluntary curtailment of approximately one Bcfe of production in response to low commodity prices.

         NATURAL GAS. Our second quarter and first six months of 2003 natural gas production increased primarily because of our acquisition of EEX and successful drilling in the Gulf of Mexico in late 2002.

         CRUDE OIL AND CONDENSATE. We had no liftings of oil production in Australia in the second quarter of 2003 because we elected to defer liftings for resource rent tax (production tax) planning purposes. Our domestic oil production for the second quarter and the first half of 2003 as compared to the same periods of the prior year increased primarily because of our acquisition of EEX and other small acquisitions.

     EFFECTS OF HEDGING ON REALIZED PRICES. The following table presents information about the effects of our hedging program on realized prices.

                                                                       AVERAGE
                                                                   REALIZED PRICES                RATIO OF
                                                          ----------------------------------      HEDGED TO
                                                               WITH             WITHOUT           NON-HEDGED
                                                              HEDGE              HEDGE             PRICE(1)
                                                          ---------------    ---------------    ---------------
Natural Gas:
    Three months ended June 30, 2003..................        $  4.50            $  5.23               86%
    Three months ended June 30, 2002..................           3.21               3.22               99%
    Six months ended June 30, 2003....................           4.77               5.75               83%
    Six months ended June 30, 2002....................           3.23               2.78              116%

Crude Oil and Condensate:
    Three months ended June 30, 2003..................        $ 27.54            $ 28.30               97%
    Three months ended June 30, 2002..................          24.17              24.60               98%
    Six months ended June 30, 2003....................          28.64              30.50               94%
    Six months ended June 30, 2002....................          23.08              22.60              102%

-------------
(1) The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

         OPERATING EXPENSES. The following table presents information about our operating expenses for the second quarter of 2003 and 2002.

                                                         UNIT-OF-PRODUCTION                                AMOUNT
                                                             (PER Mcfe)                                (IN THOUSANDS)
                                                --------------------------------------    -----------------------------------------
                                                  THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                       JUNE 30,            PERCENTAGE              JUNE 30,             PERCENTAGE
                                                -----------------------     INCREASE      ---------------------------    INCREASE
                                                  2003          2002       (DECREASE)        2003           2002        (DECREASE)
                                                ----------    ---------    -----------    -----------    ------------   -----------
United States:
  Lease operating ............................    $ 0.47        $ 0.50          (6%)       $ 26,582       $ 22,832           16%
  Production and other taxes .................      0.13          0.08          63%           7,463          3,861           93%
  Transportation .............................      0.03          0.03           --           1,859          1,316           41%
  Depreciation, depletion and amortization ...      1.76          1.67           5%          99,191         76,395           30%
  General and administrative (exclusive of
    stock compensation).......................      0.26          0.26          --           14,382         11,808           22%
        Total ................................      2.65          2.54           4%         149,477        116,212           29%

Australia:
  Lease operating ............................    $   --        $ 1.73        (100%)       $     --       $  2,874         (100%)
  Production and other taxes .................       N/M(1)         --         N/M(1)          (931)            --          N/M(1)
  Transportation .............................        --            --          --               --             --           --
  Depreciation, depletion and amortization ...       N/M(1)       0.98         N/M(1)           469          1,632          (71%)
  General and administrative (exclusive of
    stock compensation).......................       N/M(1)       0.24         N/M(1)           483            398           21%
        Total ................................       N/M(1)       2.95         N/M(1)            21          4,904         (100%)

Total:
  Lease operating ............................    $ 0.47        $ 0.54         (13%)       $ 26,582       $ 25,706            3%
  Production and other taxes .................      0.12          0.08          50%           6,532          3,861           69%
  Transportation .............................      0.03          0.03          --            1,859          1,316           41%
  Depreciation, depletion and amortization ...      1.77          1.64           8%          99,660         78,027           28%
  General and administrative (exclusive of
    stock compensation(2))....................      0.26          0.26          --           14,865         12,206           22%
        Total ................................      2.65          2.55           4%         149,498        121,116           23%

---------------------
(1)      Not meaningful.

(2) Stock compensation charges were $807, or $0.01 per Mcfe, and $757, or $0.02 per Mcfe, for the three months ended June 30, 2003 and 2002, respectively. Total operating expense, inclusive of these charges but excluding the Australian ceiling test writedown and the gas sales obligation settlement and redemption of securities, was $150,305, or $2.67 per Mcfe, and $121,873, or $2.57 per Mcfe, for the three months ended June 30, 2003 and 2002, respectively.

         Our total operating expense (excluding stock compensation, the Australian ceiling test writedown and the gas sales obligation settlement and redemption of securities) for the second quarter of 2003, stated on a unit-of-production basis, increased 4% over the same period in 2002. The increase was primarily related to the following items.

DOMESTIC OPERATIONS:

         - Lease operating expense (LOE) on an Mcfe basis in the second quarter of 2003 was less than LOE in the same period of the prior year because workovers originally planned for the second quarter were deferred until the third quarter. Additionally, expenses in the second quarter of 2002 included several non-routine repairs in the Gulf of Mexico that increased LOE by approximately $4 million.

         - Production taxes on an Mcfe basis increased in the second quarter of 2003 due to higher commodity prices when compared to the same period of last year. Additionally, a greater percentage of our production is now onshore and subject to production taxes.

         - Depreciation, depletion and amortization (DD&A) (excluding furniture, fixtures and equipment) for the second quarter of 2003 was $1.74 per Mcfe versus $1.65 for the comparable period of 2002. Our adoption of SFAS No. 143 (see "--Adoption of SFAS No. 143" below) resulted in $0.03 per Mcfe of the increase. The remainder of the increase resulted from the increased cost of reserve additions since the second quarter of 2002.

         - General and administrative (G&A) expense was negatively impacted by $1.4 million in payments made to employees located in EEX's San Antonio, Texas office upon the closing of that office in June 2003. G&A expense also increased as a result of our growing domestic workforce. During the second quarter of 2003, we capitalized $7.4 million of direct internal costs compared to $1.9 million in the second quarter of 2002.

AUSTRALIAN OPERATIONS:

         - Because we did not have any oil liftings from our FPSOs during the second quarter of 2003, we did not recognize any LOE during the period. The LOE we incurred for the period is included in the carrying cost of inventory.

         - Production taxes are due on a June 30 fiscal year. We accrue production taxes during the tax fiscal year based on our estimate of revenues and deductible expenditures for the fiscal year. The credit recorded in the second quarter of 2003 is due to a change in the estimate of the taxes due for the period from July 2002 to June 2003. In the first six months of 2002, Australian allowable operating and capital deductions offset production taxes otherwise payable. As a result, no Australian production taxes were recorded in the first six months of 2002.

         - DD&A expense is primarily attributable to the accretion of discount on our asset retirement obligations associated with SFAS No. 143 (see "--Adoption of SFAS No. 143" below). Because there were no liftings during the second quarter of 2003, expense (other than accretion of asset retirement obligations and furniture, fixtures and equipment depreciation) associated with capitalized costs in the full cost pool is included as part of our cost of inventory at the end of the period.

         - G&A expense increased primarily due to a decrease in reimbursements from other joint owners. The decrease resulted from the lack of exploration and other reimbursable activities.

         The following table presents information about our operating expenses for the first six months of 2003 and 2002.

                                                           UNIT-OF-PRODUCTION                                AMOUNT
                                                               (PER Mcfe)                                (IN THOUSANDS)
                                                  --------------------------------------    ----------------------------------------
                                                     SIX MONTHS ENDED                            SIX MONTHS ENDED
                                                         JUNE 30,            PERCENTAGE              JUNE 30,             PERCENTAGE
                                                  -----------------------     INCREASE      ---------------------------    INCREASE
                                                    2003          2002       (DECREASE)        2003           2002        (DECREASE)
                                                  ----------    ---------    -----------    -----------    ------------   ----------
United States:
  Lease operating ............................      $ 0.50        $ 0.49           2%        $ 54,389       $ 42,988           27%
  Production and other taxes .................        0.16          0.08         100%          17,670          7,271          143%
  Transportation .............................        0.03          0.03          --            3,422          2,647           29%
  Depreciation, depletion and amortization ...        1.76          1.66           6%         192,509        146,028           32%
  General and administrative (exclusive of
    stock compensation).......................        0.28          0.26           8%          30,707         23,044           33%
        Total ................................        2.73          2.52           8%         298,697        221,978           35%

Australia:
  Lease operating ............................      $ 2.07        $ 1.67          24%        $  4,449       $  5,771         (23%)
  Production and other taxes .................        0.67            --         N/M(1)         1,436             --          N/M(1)
  Transportation .............................          --            --          --               --             --           --
  Depreciation, depletion and amortization ...        1.80          0.93          94%           3,851          3,206           20%
  General and administrative (exclusive of
    stock compensation).......................        0.49          0.27          81%           1,061            929           14%
        Total ................................        5.03          2.87          75%          10,797          9,906            9%

Total:
  Lease operating ............................      $ 0.53        $ 0.53          --         $ 58,838       $ 48,759           21%
  Production and other taxes .................        0.17          0.08         113%          19,106          7,271          163%
  Transportation .............................        0.03          0.03          --            3,422          2,647           29%
  Depreciation, depletion and amortization ...        1.76          1.63           8%         196,360        149,234           32%
  General and administrative (exclusive of
    stock compensation(2))....................        0.28          0.26           8%          31,768         23,973           33%
        Total ................................        2.77          2.53           9%         309,494        231,884           33%

---------------
(1)      Not meaningful.

(2) Stock compensation charges were $1,486, or $0.01 per Mcfe, and $1,335, or $0.01 per Mcfe, for the six months ended June 30, 2003 and 2002, respectively. Total operating expense, inclusive of these charges but excluding the ceiling test writedown and the gas sales obligation settlement and redemption of securities, was $310,980, or $2.79 per Mcfe, and $233,219, or $2.55 per Mcfe, for the six months ended June 30, 2003 and 2002, respectively.

         Our total operating expense (excluding stock compensation, the Australian ceiling test writedown and the gas sales obligation settlement and redemption of securities) for the first six months of 2003, stated on a unit-of-production basis, increased 9% over the same period in 2002. The increase was primarily related to the following items.

DOMESTIC OPERATIONS:

         - LOE on a unit-of-production basis for the first quarter of 2003 increased over the same period of last year primarily because of workovers along the onshore Gulf Coast in southern Louisiana and South Texas. This increase was largely offset by lower LOE on an Mcfe basis during the second quarter of 2003 as compared to the same period in 2002.

         - Production taxes on an Mcfe basis increased in the first six months of 2003 due to higher commodity prices when compared to the same period of last year. Additionally, a greater percentage of our production is now onshore and subject to production taxes.

         - DD&A (excluding furniture, fixtures and equipment) for the first six months of 2003 was $1.75 per Mcfe versus $1.64 for the comparable period of 2002. Our adoption of SFAS No. 143 (see "--Adoption of SFAS No. 143" below) resulted in $0.03 per Mcfe of the increase. The remainder of the increase resulted from the increased cost of reserve additions since the second quarter of 2002.

         - G&A expense increased primarily because of our growing domestic workforce and $1.4 million in payments made to employees located in EEX's San Antonio, Texas office upon the closing of that office during the second quarter of 2003. During the first half of 2003, we capitalized $14.2 million of direct internal costs, as compared to $4.2 million in the first half of 2002.

AUSTRALIAN OPERATIONS:

         - LOE for the first six months of 2003 was higher on a unit-of-production basis due to the weakening of the U.S. dollar compared to the Australian dollar and increased costs of purchased fuel for the operation of our FPSOs.

         - In the first six months of 2002, Australian allowable operating and capital deductions offset production taxes otherwise payable. As a result, no Australian production taxes were recorded in the first six months of 2002.

         - DD&A expense increased primarily because of our unsuccessful drilling efforts in 2002 and the accretion of discount on our asset retirement obligations associated with SFAS No. 143 (see "--Adoption of SFAS No. 143" below). Because there were no liftings during the second quarter of 2003, DD&A expense (other than accretion of asset retirement obligations and furniture, fixtures and equipment depreciation) associated with capitalized costs in the full cost pool is included as part of our cost of inventory at the end of the period.

         - G&A expense increased primarily due to a decrease in reimbursements from other joint owners. The decrease resulted from the lack of exploration and other reimbursable activities in 2003.

         WRITEDOWN OF OIL AND GAS PROPERTIES. At June 30, 2003, we had a writedown of our Australian full cost pool. Based on oil and gas prices in effect on June 30, 2003 ($27.43 per barrel of oil for the remainder of 2003 and $27.20 thereafter), the unamortized cost of our Australian oil and gas properties exceeded the cost center ceiling. Therefore, in accordance with full cost accounting rules, we recorded a ceiling test writedown at June 30, 2003 of $7.3 million ($5.1 million after-tax).

         GAS SALES OBLIGATION SETTLEMENT. Pursuant to a gas forward sales contract entered into in 1999, EEX committed to deliver approximately 50 Bcf of production to Bob West Treasure L.L.C. (BWT) in exchange for proceeds of $105 million. As of the date of our acquisition of EEX, we recorded a liability of approximately $62 million, which represented the then current market value of approximately 16 Bcf of reserves remaining under the gas sales contract. We accounted for the obligation under the gas sales contract as debt on our consolidated balance sheet.

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

         - the fair market value of swaps entered into by BWT in conjunction with the gas sales contract;

         -        various transactions fees related to the termination; and

         - as agreed upon value for BWT's membership interest in EEX subsidiary.

         In connection with the settlement, we recognized a loss of $10 million under the caption "Gas sales obligation settlement and redemption of securities" on our consolidated statement of income. About $9 million of the loss was related to the change in the fair market value of the committed production and the swaps between the date we acquired EEX and the settlement date.

         As a result of the termination of the gas sales contract, the remaining committed volumes of approximately 6.0 Bcf for 2003 and 6.7 Bcf for 2004 became available to be sold on the open market at current market prices. Simultaneously with the termination of the gas sales contract, we hedged the May 2003 through October 2003 volumes at a volume-weighted average price of $5.21 per MMBtu. Proceeds from the sale of these previously committed volumes will be recognized in revenues.

         REDEMPTION OF TRUST PREFERRED SECURITIES. We redeemed all of the outstanding 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities of Newfield Financial Trust I on June 27, 2003 for an aggregate redemption price of approximately $148.4 million or $38.31 on a per share of underlying common stock basis (excluding in each case accrued but unpaid distributions). The holders of only a small number of the securities elected to convert their securities into shares of our common stock prior to the redemption date (a total of 48,076 shares of common stock were issued). Included in the aggregate redemption price is $6.5 million of optional redemption premium. The premium and $4.0 million of unamortized offering costs (which were being amortized over the 30-year life of the securities) were recorded as an operating expense under the caption "Gas sales obligation settlement and redemption of securities" on our consolidated statement of income.

         We financed the redemption with the net proceeds from the issuance and sale of 3.5 million shares of our common stock on May 27, 2003 (approximately $131.2 million, or $37.49 per share) and borrowings under our revolving credit facility.

         INTEREST EXPENSE. Interest expense for the second quarter of 2003 and the first six months of 2003 increased compared to the same periods last year primarily because of debt incurred in connection with the EEX acquisition in late 2002.

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                                -------------------------       ------------------------
                                                                   2003          2002             2003          2002
                                                                -----------    ----------       ----------    ----------
                                                                                     (IN MILLIONS)
Gross interest expense.....................................       $ 15.0         $  7.1           $ 31.7        $ 14.3
Capitalized interest.......................................         (3.9)          (2.1)            (7.7)         (4.3)
                                                                  ------         ------           ------        ------
Net interest expense.......................................         11.1            5.0             24.0          10.0
Distributions on preferred securities......................          2.2            2.3              4.6           4.7
                                                                  ------         ------           ------        ------
       Total interest expense and distributions............       $ 13.3         $  7.3           $ 28.6        $ 14.7
                                                                  ======         ======           ======        ======

         UNREALIZED COMMODITY DERIVATIVE EXPENSE. The $1.6 million and $2.8 million of expense for the second quarter of 2003 and the first six months of 2003, respectively, represents the hedge ineffectiveness associated with our hedging program. The unrealized expense of $5.9 million during the second quarter of 2002 and $11.5 million during the first six months of 2002 primarily reflect the reversal of the time value gains that were previously recognized during 2001. For a further description of these items, please see Note 9, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report.

         OTHER. Both the second quarter of 2002 and 2003 consists primarily of foreign currency transaction losses. These losses were $3.3 million in the second quarter of 2003 and $0.6 million in the second quarter of 2002. The U.S. dollar continued to weaken relative to the Australian dollar, resulting in higher foreign currency transaction losses in 2003. Both quarters' transaction losses were partially offset by interest income and other minor items. The first six months of 2003 consists of $5.4 million in foreign currency transaction losses. The first six months of 2002 consists of a gain resulting from the reversal of accruals for contingencies related to our acquisition of Gulf Australia in 1999 and $2.6 million in foreign currency transaction losses

         TAXES. The effective tax rate for the three and six month periods ended June 30, 2003 and 2002 were about the same. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

         ADOPTION OF SFAS NO. 143. We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. This statement changes the method of accounting for expected future costs associated with our obligation to perform site reclamation, to dismantle facilities and to plug and abandon wells. Prior to January 1, 2003, we recognized the undiscounted estimated cost to abandon our oil and gas properties over their estimated productive lives on a unit-of-production basis and no liability or capitalized costs associated with such abandonment were recorded on our consolidated balance sheet. SFAS No. 143 requires that, if a reasonable estimate of the fair value of an abandonment obligation can be made, a liability (an "asset retirement obligation" or "ARO") will be recorded on our consolidated balance sheet and the asset retirement cost will be capitalized in oil and gas properties at the end of the period in which the retirement obligation is incurred.

         In general, the amount of an ARO and the costs capitalized will be equal to the future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using an assumed cost of funds for our company. After recording, these amounts, the ARO will be accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs will be depreciated on a unit-of-production basis over the productive life of the related properties. Both the accretion and the depreciation will be included in depreciation, depletion and amortization on our consolidated statement of income.

         At adoption of SFAS No. 143, a cumulative effect of change in accounting principle was required in order to recognize:

         - an initial ARO as a liability on our consolidated balance sheet;

         - an increase in oil and gas properties for the cost to abandon our oil and gas properties; and

         - accumulated depreciation on the additional capitalized costs included in oil and gas properties.

         As a result of our adoption of SFAS No. 143, we recorded a $160.4 million increase in the net capitalized costs of our oil and gas properties and recognized an after-tax gain of $5.6 million (the after tax amount by which additional capitalized costs, net of accumulated depreciation, exceeded the initial ARO) for the cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital budget is established at the beginning of each year. Because of the nature of the properties we own, only a small portion of our capital budget relates to contractual obligations to invest in particular properties. The size of our budget is driven by expected cash flow from operations. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which proved properties are acquired.

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

         CREDIT ARRANGEMENTS AND DEBT. We maintain our reserve-based revolving credit facility with JPMorgan Chase Manhattan Bank, as agent. The facility matures on January 23, 2005. The banks participating in the facility have committed to lend us up to $425 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The borrowing base is reduced by the principal amount of outstanding senior notes ($300 million at July 31, 2003), 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $75 million at July 31, 2003) and the outstanding principal amount of the secured notes ($3 million at July 31, 2003). The borrowing base will be redetermined at least semi-annually and, prior to reduction for the foregoing items, was $770 million at July 31, 2003. No assurances can be given that the banks will not elect to redetermine the borrowing base in the future. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions.

         We also have money market lines of credit with various banks. Our credit facility limits our borrowings under these lines to $40 million. At July 31, 2003, we had outstanding borrowings under our credit facility of $50 million and no outstanding borrowings under our money market lines. Consequently, at July 31, 2003, we had approximately $342 million of available capacity under our credit arrangements.

         At June 30, 2003, the interest rate for our outstanding prime rate based loans was 4.125%. At December 31, 2002, the interest rate was 2.75% for LIBOR based loans under our credit facility and 2.50% for the loans outstanding under the money market lines of credit.

         For further information regarding our outstanding debt as of June 30, 2003, please see Note 5, "Debt," to our consolidated financial statements appearing earlier in this report.

         WORKING CAPITAL. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. Generally, we use excess cash to pay down borrowings under our credit arrangements. We had a working capital surplus of $16.2 million as of June 30, 2003. This compares to a working capital deficit of $57.0 million as of December 31, 2002.

         CASH FLOW FROM OPERATIONS. Our net cash from operations for the first six months of 2003 increased 41% compared to the first six months of 2002. This increase was primarily due to higher operating income.

         CAPITAL EXPENDITURES. Our capital spending during the first six months of 2003 was $238 million, a 47% increase over the same period of last year. During the first six months of 2003, we invested approximately $65 million in proved and unproved property acquisitions, $87 million in U.S. development, $60 million in U.S. exploration, $7 million in other U.S. operations and $19 million internationally.

         We have increased our capital budget for 2003 from $450 to $475 million. The budget includes $45 million for acquisitions completed in the first half of 2003; otherwise the budget excludes potential acquisitions. We expect that 55-60% of this budget will be invested in the Gulf of Mexico (including deepwater), 35-40% in onshore U.S. and the balance in international projects. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. Historically, we have completed several acquisitions of varying sizes each year. Depending on the timing of an acquisition, we may spend additional capital during the year of acquisition for drilling and development activities on the acquired properties.

         CASH FLOW FROM FINANCING ACTIVITIES. We redeemed all of the outstanding preferred securities of Newfield Financial Trust I on June 27, 2003 for an aggregate redemption price of approximately $148.4 million. We financed the redemption with the net proceeds from the issuance and sale of 3.5 million shares of our common stock (approximately $131.2 million) and borrowings under our revolving credit facility. For a further discussion of these transactions, please see "--Results of Operations--Redemption of Trust Preferred Securities."

         During the first half of 2003 we either repurchased or repaid $70.8 million principal amount of our secured notes. During July 2003, we repurchased secured notes with an outstanding principal amount of approximately $3 million.

HEDGING

         We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 18-24 months as part of our risk management program. We use hedging to reduce price volatility, help ensure that we have adequate cash flow to fund our capital programs and manage price risks and return on some of our acquisitions and capital programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. Approximately 75% (on an Mcfe basis) of our production target for the six months ending December 31, 2003 is hedged. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions.

         Substantially all of our hedging transactions are settled based upon reported prices on the NYMEX. We believe there is no material basis risk with respect to our natural gas price hedging contracts because substantially all of our hedged natural gas production is sold at market prices that historically have highly correlated to the settlement price. Because substantially all of our U.S. Gulf Coast oil production is sold at current market prices that historically have highly correlated to the NYMEX West Texas Intermediate price, we believe that we have no material basis risk with respect to our oil hedging transactions. The actual cash price we receive, however, generally is about $2.00 per barrel less than the NYMEX West Texas Intermediate price when adjusted for location and quality differences. Our Australian production is not hedged.

         Please see the discussion and tables in Note 9, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to our hedging program and a listing of open hedging contracts as of June 30, 2003 and the fair value of those contracts as of that date. Between June 30, 2003 and August 6, 2003, we entered into the following hedging transactions.

                                                               NYMEX CONTRACT PRICE PER MMbtu
                                            -------------------------------------------------------------------
                                                                   FLOORS                      CEILINGS
                                              SWAPS     --------------------------   --------------------------
                                VOLUME IN   (WEIGHTED                    WEIGHTED                     WEIGHTED
PERIOD AND TYPE OF CONTRACT      MMMBtus     AVERAGE)       RANGE        AVERAGE         RANGE        AVERAGE
---------------------------     ---------   ---------   -------------   ----------   -------------   ----------
October 2003 - December 2003
   Price swap contracts.......    2,400         $5.09              --         --                --           --
   Collar contracts...........    2,700            --   $        5.00      $5.00     $6.02 - $7.05        $6.47
January 2004 - December 2004
   Price swap contracts.......    2,250          5.26              --         --                --           --
   Collar contracts...........    8,100            --     4.50 - 5.00       4.83      6.60 -  7.05         6.75
January 2005 - December 2005
   Price swap contracts.......    2,040          4.70              --         --                --           --

                                                                  NYMEX CONTRACT PRICE PER Bbl
                                            -------------------------------------------------------------------
                                                                  FLOORS                      CEILINGS
                                              SWAPS     --------------------------   --------------------------
                                VOLUME IN   (WEIGHTED                     WEIGHTED                     WEIGHTED
PERIOD AND TYPE OF CONTRACT       Bbls       AVERAGE)         RANGE        AVERAGE        RANGE        AVERAGE
---------------------------     ---------   ---------   ---------------   --------   ---------------   --------
October 2003 - December 2003
   Price swap contracts.......    69,000       $30.13         --             --             --            --
January 2004 - December 2004
   Price swap contracts.......    45,000        28.80         --             --             --            --


         We also entered into an additional crude oil option contract with respect to 45,000 barrels of oil per month for January through December 2004. The contract has a ceiling of $30.05 per barrel and a floor of $26.00 per barrel until the price drops below $21.00 per barrel. Below $21.00 per barrel, this contract effectively results in a realized price that is $5.00 per barrel higher than the cash price that would otherwise be realized.

NEW ACCOUNTING STANDARDS

         We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. For a discussion of SFAS No. 143 and the effects of our adoption of this statement, please see "--Results of Operations--Adoption of SFAS No. 143" and Note 1, "Organization and Summary of Significant Accounting Policies--Accounting for Asset Retirement Obligations," to our consolidated financial statements appearing earlier in this report. For a discussion of other recently issued accounting standards and interpretations, please see Note 1, "Organization and Summary of Significant Accounting Policies--Other New Accounting Standards," to our consolidated financial statements appearing earlier in this report.

RECENT DEVELOPMENTS

         INTERPRETATION OF SFAS NOS. 141 AND 142. SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets," were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and that certain intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under the statement, goodwill and certain other intangible assets are reviewed annually for impairment but are not amortized. It is our understanding that the staffs of the FASB and the Securities and Exchange Commission are currently considering the appropriate application of SFAS Nos. 141 and 142 to oil and gas rights and interests held under leases, governmental licenses or other contractual arrangements (leasehold interests).

         Based on our understanding of current discussions, if all leasehold interests were deemed to be intangible assets, for companies like us that use the full cost method of accounting for oil and gas activities:

         - leasehold interests with proved reserves that were acquired after June 30, 2001 and leasehold interests with no proved reserves would be classified as intangible assets and would not be included in oil and gas properties on our consolidated balance sheet;

         - our results of operations and cash flows would not be affected because leasehold costs would continue to be amortized in accordance with full cost accounting rules; and

         - the disclosures required by SFAS Nos. 141 and 142 relative to intangibles would be included in the notes to our financial statements.

If SFAS Nos. 141 and SFAS 142 were applied as described above, at June 30, 2003 we had undeveloped leasehold interests of approximately $250 million (without reduction for depreciation) that would be classified on our consolidated balance sheet as "intangible undeveloped leaseholds" and we had developed leasehold interests of approximately $531 million (without reduction for depreciation) that would be classified on our consolidated balance sheet as "intangible developed leaseholds."

         We have had no contact with the staff of the FASB or the SEC regarding these matters. The foregoing discussion is based on information provided to us by other industry participants and by members of the accounting and legal profession. To our knowledge, all other publicly traded oil and gas companies have continued to include leasehold interests as part of oil and gas properties after SFAS No. 141 and SFAS No. 142 became effective. We will continue to classify our leasehold interests as tangible oil and gas properties until further guidance is provided.

         SALE OF AUSTRALIAN OPERATIONS. We are currently marketing all of our Australian operations and expect to complete the sale in the third quarter of 2003. Our Australian producing operations consist of a 50% interest in two producing fields (Jabiru and Challis) and two related FPSOs in the Timor Sea, offshore northwest Australia. We also have non-producing assets in Australia, including an existing oil discovery, known as "Montara," that is being evaluated for development potential.

GENERAL INFORMATION

         General information about us can be found at www.newfld.com. In conjunction with our web page, we also maintain an electronic publication entitled @NFX. @NFX is periodically published to provide updates on our operating activities and our latest publicly announced estimates of expected production volumes, costs and expenses for the then current quarter. Recent editions of @NFX are available on our web page. To receive @NFX directly by email, please forward your email address to info@newfld.com or visit our web page and sign up.

         Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the SEC.

FORWARD-LOOKING INFORMATION

         This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability of capital resources to fund capital expenditures, anticipated cash flow and the potential sale of our Australian operations. Although we believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including drilling results, oil and gas prices, industry conditions, the prices of goods and services, the availability of drilling rigs and other support services and the availability of capital resources.

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

NYMEX.            The New York Mercantile Exchange.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in oil and gas prices, interest rates and foreign currency exchange rates as discussed below:

OIL AND GAS PRICES

         Please see the discussion and tables in Note 9, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report and the discussion under the caption "Hedging" in Item 2 of this report for a description of our hedging program and a listing of open hedging contracts as of June 30, 2003 and the fair value of those contracts as of that date.

INTEREST RATES AND FOREIGN CURRENCY EXCHANGE RATES

         We considered our interest rate exposure at June 30, 2003 to be minimal because the majority, about 80%, of our long-term debt obligations were at fixed rates. At June 30, 2003, we had no open interest rate hedge positions to affect our exposure to changes in interest rates.

         Our cash flow from certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be minimal. We did not have any open derivative contracts relating to foreign currencies at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the May 1, 2003 Annual Meeting of Stockholders, our stockholders voted on two matters. As of the March 13, 2003 record date, 51,787,375 shares of common stock were outstanding and entitled to vote at the meeting.

         (1)      Election of Eleven Directors:

                  Our stockholders elected the eleven nominees for director until the next annual meeting by the following vote:

     NOMINEE ELECTED                 FOR                  WITHHELD
------------------------      -----------------      -----------------
Joe B. Foster                     44,379,927             3,786,648
David A. Trice                    44,379,732             3,786,843
David F. Schaible                 44,444,876             3,721,699
Charles W. Duncan, Jr.            47,843,671               322,904
Howard H. Newman                  44,421,604             3,744,971
Thomas G. Ricks                   47,793,000               373,575
Dennis R. Hendrix                 47,850,208               316,367
C. E. Shultz                      47,793,629               372,946
Philip J. Burguieres              47,850,835               315,740
Claire S. Farley                  47,794,132               372,443
John Randolph Kemp III            47,792,987               373,588

         (2)      Appointment of Independent Public Accountants:

                  Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2003 by the following vote:

                                                                  ABSTENTIONS AND
            FOR                         AGAINST                  BROKER NON-VOTES
----------------------------    -------------------------    -------------------------
        47,331,053                       379,927                       5,661

ITEM 5. OTHER INFORMATION

         The following disclosure is being provided in accordance with the SEC's filing guidance regarding the provision of notice of certain information relating to a pension fund blackout period pursuant to new Item 11 of Form 8-K.

         Among other restrictions, our insider trading policy generally prohibits our directors and all of our officers and employees from trading in our securities during the period beginning on the first day of each calendar quarter and ending at the close of trading on the second trading day following the release of our earnings announcement for that quarter. As a result, a "blackout period" (as defined in Regulation BTR promulgated under the Securities Exchange Act of 1934) commenced on July 1, 2003 and ended after the close of trading on July 25, 2003. During the blackout period, the participants in our 401(k) Plan were prohibited from changing the percentage of future contributions to be invested in our common stock investment option under the plan and from transferring or reallocating prior contributions from or to our common stock investment option.

         Inquiries about the blackout period may be directed to C. William Austin by phone at (281) 847-6069 or in writing to Newfield Exploration Company, 363 N. Sam Houston Parkway E., Suite 2020, Houston, Texas 77060.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits:

Exhibit Number                            Description
--------------                            -----------
     10.1         First Amendment to Newfield Exploration Company 1995 Omnibus
                  Stock Plan

     10.2         Second Amendment to Newfield Exploration Company 1998 Omnibus
                  Stock Plan (as amended on May 7, 1998)

     10.3         First Amendment to Newfield Exploration Company 2000 Omnibus
                  Stock Plan (as amended and restated effective February 14,
                  2002)

     31.1 Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)     Reports on Form 8-K:

                  On July 23, 2003, we filed a current report on Form 8-K announcing our second quarter 2003 financial results and third quarter 2003 guidance regarding production and significant operating and financial data.

                  On June 30, 2003, we filed a current report on Form 8-K announcing the completion of the redemption of all of our outstanding 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities, Series A (QUIPS) on June 27, 2003.

                  On June 2, 2003, we filed a Current Report on Form 8-K announcing that we had received notice from BP Exploration & Production Inc. of its intent to drill an initial well to test the Treasure Island exploration concept, as provided for and subject to the terms and conditions of the joint exploration agreement between BP and Newfield (as successor to EEX Corporation).

                  On May 23, 2003, we filed a Current Report on Form 8-K with respect to our agreement to issue 3.5 million shares of our common stock for net proceeds of approximately $131.2 million and our intention to use the proceeds to redeem our 6 1/2% Cumulative Quarterly Income Convertible Preferred Securities, Series A (QUIPS). The following documents were filed with the report:

         - Underwriting Agreement between the various Underwriters and us; and

         -        Pricing Agreement between Morgan Stanley & Company
                  Incorporated and us.

                  On May 20, 2003, we filed a Current Report on Form 8-K with respect to our acquisition of EEX to provide historical and pro forma financial information. The following financial statements were filed with the report:

         - Our unaudited pro forma combined condensed financial statements as of December 31, 2002 that give effect to our acquisition of EEX and the issuance of our 8 3/8% Senior Subordinated Notes due 2012.

                  On May 1, 2003, we filed a Current Report on Form 8-K announcing a significant deep shelf discovery at West Cameron 73.

                  On April 24, 2003, we filed a Current Report on Form 8-K announcing our financial and operating results for the first quarter of 2003 and second quarter of 2003 guidance regarding production and significant operating and financial data.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEWFIELD EXPLORATION COMPANY

Date: August 12, 2003         By: /s/ TERRY W. RATHERT
                                  ----------------------------------------------
                                  Terry W. Rathert
                                  Vice President and Chief Financial Officer
                                  (Authorized Officer and Principal Financial
                                  Officer)

                                  EXHIBIT INDEX

Exhibit Number                             Description
--------------                             -----------
     10.1         First Amendment to Newfield Exploration Company 1995 Omnibus
                  Stock Plan

     10.2         Second Amendment to Newfield Exploration Company 1998 Omnibus
                  Stock Plan (as amended on May 7, 1998)

     10.3         First Amendment to Newfield Exploration Company 2000 Omnibus
                  Stock Plan (as amended and restated effective February 14,
                  2002)

     31.1 Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1         Certification of Chief Executive Officer of Newfield
                  Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002

     32.2         Certification of Chief Financial Officer of Newfield
                  Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002