Form 10-Q
period 2004-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2004-11-05
CIK 912750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

     As of November 4, 2004, there were 62,265,200 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

ii

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$28,856	$15,347
Accounts receivable—oil and gas	188,086	134,774
Inventories	7,505	553
Derivative assets	14,935	13,786
Deferred taxes	29,442	12,893
Other current assets	75,736	61,563

Total current assets	344,560	238,916

Oil and gas properties (full cost method, of which $806,476 at September 30, 2004 and $331,114 at December 31, 2003 were excluded from amortization)	5,678,803	4,078,115
Less—accumulated depreciation, depletion and amortization	(1,995,613)	(1,659,615)

	3,683,190	2,418,500

Floating production system and pipelines	35,000	35,000
Furniture, fixtures and equipment, net	17,676	5,875
Derivative assets	34,588	2,223
Other assets	20,774	16,197
Goodwill	65,990	16,378

Total assets	$4,201,778	$2,733,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,609	$30,556
Accrued liabilities	319,002	204,054
Advances from joint owners	9,929	5,922
Secured notes payable	—	2,895
Asset retirement obligation	15,236	12,095
Derivative liabilities	89,826	44,696

Total current liabilities	466,602	300,218

Derivative liabilities	61,106	13,244
Long-term debt	1,068,101	643,459
Asset retirement obligation	199,155	151,548
Deferred taxes	526,486	242,839
Other liabilities	12,988	13,203

Total long-term liabilities	1,867,836	1,064,293

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 and 100,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 63,160,184 and 57,141,807 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively)	632	571
Additional paid-in capital	1,095,994	796,256
Treasury stock (at cost; 895,884 and 886,247 shares at September 30, 2004 and December 31, 2003, respectively)	(27,155)	(26,679)
Unearned compensation	(9,021)	(10,912)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	225	851
Commodity derivatives	(50,108)	(26,428)
Minimum pension liability	(833)	(833)
Retained earnings	857,606	635,752

Total stockholders’ equity	1,867,340	1,368,578

Total liabilities and stockholders’ equity	$4,201,778	$2,733,089

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Oil and gas revenues	$327,725	$248,664	$915,817	$772,107

Operating expenses:
Lease operating	39,830	31,083	98,660	85,807
Production and other taxes	12,706	7,488	30,159	25,159
Transportation	1,700	1,624	5,082	5,046
Depreciation, depletion and amortization	118,471	100,897	329,548	293,407
General and administrative (includes non-cash stock compensation of $1,043 and $629 for the three months ended September 30, 2004 and 2003, respectively, and $3,003 and $2,115 for the nine months ended September 30, 2004 and 2003, respectively)	21,838	13,815	59,459	46,008
Ceiling test writedown	6,718	—	6,718	—
Gas sales obligation settlement and redemption of securities	—	—	—	20,475

Total operating expenses	201,263	154,907	529,626	475,902

Income from operations	126,462	93,757	386,191	296,205
Other income (expenses):
Interest expense	(14,798)	(13,357)	(39,265)	(45,025)
Capitalized interest	6,270	4,010	14,593	11,728
Dividends on convertible preferred securities of Newfield Financial Trust I	—	—	—	(4,581)
Commodity derivative income (expense)	1,371	3,569	(16,464)	723
Other	1,330	444	2,330	956

	(5,827)	(5,334)	(38,806)	(36,199)

Income from continuing operations before income taxes	120,635	88,423	347,385	260,006
Income tax provision (benefit):
Current	(30,592)	760	25,496	36,341
Deferred	74,695	29,312	100,035	52,913

	44,103	30,072	125,531	89,254

Income from continuing operations	76,532	58,351	221,854	170,752
Loss from discontinued operations, net of tax	—	(8,972)	—	(16,992)

Income before cumulative effect of change in accounting principle	76,532	49,379	221,854	153,760
Cumulative effect of change in accounting principle, net of tax:
Adoption of SFAS No. 143	—	—	—	5,575

Net income	$76,532	$49,379	$221,854	$159,335

Earnings per share:
Basic —
Income from continuing operations	$1.29	$1.04	$3.88	$3.17
Loss from discontinued operations	—	(0.16)	—	(0.31)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.10

Net income	$1.29	$0.88	$3.88	$2.96

Diluted —
Income from continuing operations	$1.27	$1.04	$3.82	$3.06
Loss from discontinued operations	—	(0.16)	—	(0.30)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.10

Net income	$1.27	$0.88	$3.82	$2.86

Weighted average number of shares outstanding for basic earnings per share	59,290	55,887	57,117	53,785

Weighted average number of shares outstanding for diluted earnings per share	60,317	56,347	58,046	56,778

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$221,854	$159,335
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations, net of tax	—	16,992
Depreciation, depletion and amortization	329,548	293,407
Gas sales obligation settlement and redemption of securities	—	20,475
Stock compensation	3,003	2,115
Commodity derivative income	(212)	(723)
Deferred taxes	100,035	52,913
Cumulative effect of change in accounting principle	—	(5,575)
Ceiling test writedown	6,718	—
Changes in operating assets and liabilities:
Increase in accounts receivable — oil and gas	(40,561)	(17,010)
(Increase) decrease in inventories	(3,643)	698
Increase in other current assets	(1,231)	(14,229)
(Increase) decrease in other assets	(3,681)	3,129
Increase (decrease) in accounts payable and accrued liabilities	38,341	(43,512)
Increase in advances from joint owners	4,006	4,666
Decrease in long term commodity derivative liability	(5,662)	—
Decrease in other liabilities	(3,957)	(14,166)

Net cash provided by continuing activities	644,558	458,515
Net cash provided by discontinued activities	—	10,339

Net cash provided by operating activities	644,558	468,854

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	(755,695)	(91,742)
Proceeds from sale of business	—	9,678
Proceeds from sale of oil and gas properties	16,501	—
Additions to oil and gas properties	(601,770)	(358,642)
Additions to furniture, fixtures and equipment	(4,933)	(2,738)

Net cash used in continuing activities	(1,345,897)	(443,444)
Net cash used in discontinued activities	—	(3,085)

Net cash used in investing activities	(1,345,897)	(446,529)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	1,021,000	1,285,500
Repayments of borrowings under credit arrangements	(921,000)	(1,180,500)
Proceeds from issuances of senior subordinated notes	325,000	—
Proceeds from issuance of common stock	293,701	142,147
Purchases of treasury stock	(476)	(403)
Repurchases of secured notes	(2,895)	(63,068)
Repayments of secured notes	—	(11,215)
Deliveries under the gas sales obligation	—	(8,442)
Gas sales obligation settlement	—	(62,017)
Redemption of trust preferred securities	—	(148,449)

Net cash provided by (used in) continuing activities	715,330	(46,447)
Net cash provided by (used in) discontinued activities	—	—

Net cash provided by (used in) financing activities	715,330	(46,447)

Effect of exchange rate changes on cash and cash equivalents	(482)	194

Increase (decrease) in cash and cash equivalents	13,509	(23,928)
Cash and cash equivalents from continuing operations, beginning of period	15,347	33,798
Cash and cash equivalents from discontinued operations, beginning of period	—	15,100

Cash and cash equivalents, end of period	$28,856	$24,970

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Unearned	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance, December 31, 2003	57,141,807	$571	(886,247)	$(26,679)	$796,256	$(10,912)	$635,752	$(26,410)	$1,368,578
Issuance of common stock	5,997,909	61			293,641				293,702
Issuance of restricted stock, less amortization of $176 and cancellations	20,468				1,112	(936)			176
Treasury stock, at cost			(9,637)	(476)					(476)
Amortization of stock compensation						2,827			2,827
Tax benefit from exercise of stock options					4,985				4,985
Comprehensive income:
Net income							221,854		221,854
Foreign currency translation adjustment, net of tax of $337								(626)	(626)
Reclassification adjustments for settled hedging positions, net of tax of $23,058								(42,822)	(42,822)
Changes in fair value of outstanding hedging positions, net of tax of ($10,307)								19,142	19,142

Total comprehensive income									197,548

Balance, September 30, 2004	63,160,184	$632	(895,884)	$(27,155)	$1,095,994	$(9,021)	$857,606	$(50,716)	$1,867,340

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies:

 Organization and Principles of Consolidation

     We are an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. Our company was founded in 1989. Our initial focus area was the Gulf of Mexico. In the mid-1990s, we began to expand our operations to other select areas. Our areas of operation now also include the U.S. onshore Gulf Coast, the Anadarko and Arkoma Basins in the Mid-Continent, the Uinta Basin in the Rocky Mountains, China’s Bohai Bay, the North Sea and Malaysia.

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

     These financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our annual report for the year ended December 31, 2003.

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

     During the second and third quarters of 2004, we made several acquisitions that impact our 2004 results of operations and cash flows (see Note 11, “Acquisitions”).

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

 Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of our assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period and the reported amounts of proved oil and gas reserves. Actual results could differ from these estimates. Our most significant financial estimates are based on remaining proved oil and gas reserves.

 Inventories

     Inventories include international oil produced but not sold. Crude oil from our operations located offshore Malaysia is produced into a floating production, storage and off-loading vessel and sold periodically as a barge quantity is accumulated. The product inventory at September 30, 2004 consisted of approximately 163,000 barrels of crude oil valued at $2.4 million and is carried at the lower of average cost or market. Also included in inventories are materials and supplies, which also are stated at the lower of average cost or market.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Foreign Currency

     The functional currency for the United Kingdom is the British pound and the functional currency for Malaysia is the Malaysian ringgit. The functional currency for all other foreign operations is the U.S. dollar. Translation adjustments resulting from translating our United Kingdom subsidiaries’ British pound financial statements and our Malaysian subsidiaries’ Malaysian ringgit financial statements into U.S. dollars are included as other comprehensive income on our consolidated balance sheet and statement of stockholders’ equity. Gains and losses incurred on currency transactions in other than a country’s functional currency are included on our consolidated statement of income.

 Reclassifications

     Certain reclassifications have been made to prior year’s reported amounts in order to conform with the current period presentation. These reclassifications, including those related to our discontinued operations (see Note 2, “Discontinued Operations”), did not impact our net income or stockholders’ equity.

 Oil and Gas Properties

     We use the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a country-by-country basis. Interest expense related to unproved properties and properties under development are also capitalized to oil and gas properties. Such capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of the unamortized cost or the cost center ceiling, defined as the sum of the present value (10% per annum discount rate) of estimated future net revenues from proved reserves based on end of period oil and gas prices as adjusted for location and quality differences and the effects of hedging; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects.

     On November 4, 2004, we announced that our Cumbria Prospect in the U.K. Southern Gas Basin was a dry hole. Because the results of the well became known prior to the filing of this report, full cost accounting rules require that the costs accrued to drill the well through September 30, 2004 ($7.7 million) be included in our U.K. cost pool, subject to the ceiling or limit on such pool. Because the unamortized costs (including the accrued costs associated with Cumbria) exceeded the full cost ceiling, we were required to recognize a ceiling test write down of $6.7 million ($5.0 million after tax) at September 30, 2004.

      Subject to the results of planned drilling during the remainder of 2004, the remaining costs to drill the Cumbria Prospect will likely result in a further ceiling test write down in the fourth quarter of 2004. The Cumbria well was drilling under a turnkey contract for approximately $13.2 million.

 Accounting for Asset Retirement Obligations

     We adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003. This statement changes the method of accounting for expected future costs associated with our obligation to perform site reclamation, dismantle facilities and plug and abandon wells. Prior to January 1, 2003, we recognized the undiscounted estimated cost to abandon our oil and gas properties over their estimated productive lives on a unit-of-production basis as a component of depreciation, depletion and amortization expense and no liabilities or capitalized costs associated with such abandonment were recorded on our consolidated balance sheet. If a reasonable estimate of the fair value of an abandonment obligation can be made, SFAS No. 143 requires us to record a liability (an “asset retirement obligation” or “ARO”) on our consolidated balance sheet and to capitalize the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     The change in our ARO for the nine months ended September 30, 2004 is set forth below (in thousands):

Balance as of January 1, 2004	$163,643
Accretion expense	8,013
Additions	46,662
Settlements	(3,927)

Balance of ARO as of September 30, 2004	$214,391

 Goodwill

     Of the $66.0 million recorded as goodwill on our consolidated balance sheet at September 30, 2004, $16.4 million relates to our 2003 acquisition of Primary Natural Resources and $49.6 million relates to our August 2004 acquisition of Inland Resources Inc. (see Note 11, “Acquisitions”). Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired less the liabilities assumed.

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

     We perform our goodwill impairment test annually on December 31, or more frequently if there is an indication of potential impairment. The fair value of the reporting unit is based on our estimates of future net cash flows from proved reserves and from future exploration for and development of unproved reserves. Downward revisions of estimated reserves or production, increases in estimated future costs or decreases in oil and gas prices could lead to an impairment of all or a portion of this goodwill in future periods.

 Stock-Based Compensation

     We account for our employee stock options using the intrinsic value method prescribed by APB Opinion No. 25.

     If the fair value based method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied using a Black-Scholes option pricing model, our net income and earnings per common share for the three and nine months ended September 30, 2004 and 2003 would have approximated the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income:
As reported	$76,532	$49,379	$221,854	$159,335
Pro forma	74,750	47,911	216,598	154,604
Basic earnings per common share:
As reported	$1.29	$0.88	$3.88	$2.96
Pro forma	1.26	0.86	3.79	2.88
Diluted earnings per common share:
As reported	$1.27	$0.88	$3.82	$2.86
Pro forma	1.24	0.85	3.73	2.78

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Recent Accounting Developments

     In September 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 106. This pronouncement will require companies that use the full cost method of accounting for oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It will also require full cost companies to exclude any cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. This pronouncement will also require specific disclosures regarding the impact of asset retirement obligations on oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the first quarter of 2005. We are currently evaluating the impact of SAB No. 106 on our financial statements.

2. Discontinued Operations:

     On September 5, 2003, we sold our wholly owned subsidiary, Newfield Exploration Australia Ltd., the holding company for all of our Australian assets. The historical results of our Australian operations are reflected in our consolidated financial statements as “discontinued operations” and are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2003
	(In thousands)
Revenues	$4,092	$15,485
Operating expenses(1)	(4,128)	(21,888)

Loss from operations	(36)	(6,403)
Other income (expense)(2)	1,354	(3,478)

Income (loss) before income taxes	1,318	(9,881)
Income tax benefit (provision)	(395)	2,784

Income (loss) from operations	923	(7,097)
Loss on sale	(9,895)	(9,895)

Loss from discontinued operations	$(8,972)	$(16,992)

(1)	Operating expenses include a ceiling test writedown of $7.3 million and a production tax credit due to a change in the estimate of Australian resource rent taxes recorded in the second quarter of 2003.

(2)	Other expense primarily consists of foreign currency exchange gains and losses.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Earnings Per Share:

     Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options (using the treasury stock method), unvested restricted stock awards to officers and employees and the assumed conversion of our trust preferred securities as if exercise or conversion to common stock had occurred at the beginning of the accounting period. Net income also has been increased for any accrued distributions with respect to our trust preferred securities accrued during any of the periods presented. We redeemed all of our outstanding trust preferred securities in June 2003.

     The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Income (numerator):
Income from continuing operations	$76,532	$58,351	$221,854	$170,752
Loss from discontinued operations, net of tax	—	(8,972)	—	(16,992)

Income before cumulative effect of change in accounting principle	76,532	49,379	221,854	153,760
Cumulative effect of change in accounting principle, net of tax	—	—	—	5,575

Net income — basic	76,532	49,379	221,854	159,335
After-tax dividends on convertible trust preferred securities	—	—	—	2,978

Net income — diluted	$76,532	$49,379	$221,854	$162,313

Weighted average shares (denominator):
Weighted average shares — basic	59,290	55,887	57,117	53,785
Dilution effect of stock options and unvested restricted stock outstanding at end of period	1,027	460	929	443
Dilution effect of convertible trust preferred securities	—	—	—	2,550

Weighted average shares — diluted	60,317	56,347	58,046	56,778

Earnings per share:
Basic:
Income from continuing operations	$1.29	$1.04	$3.88	$3.17
Loss from discontinued operations	—	(0.16)	—	(0.31)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.10

Net income	$1.29	$0.88	$3.88	$2.96

Diluted:
Income from continuing operations	$1.27	$1.04	$3.82	$3.06
Loss from discontinued operations	—	(0.16)	—	(0.30)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.10

Net income	$1.27	$0.88	$3.82	$2.86

     The calculation of shares outstanding for diluted EPS does not include the effect of outstanding stock options to purchase 210,500 and 601,650 shares for the three months ended September 30, 2004 and 2003, respectively, and 373,500 and 874,050 shares for the nine months ended September 30, 2004 and 2003, respectively, because to do so would have been antidilutive.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Oil and Gas Properties:

     Oil and gas properties consisted of the following at the indicated dates:

	September 30,	December 31,
	2004	2003
	(In thousands)
Subject to amortization	$4,872,327	$3,747,001
Not subject to amortization:
Exploration wells in progress	26,363	8,221
Development wells in progress	60,464	31,105
Capitalized interest	30,937	23,089
Fee mineral interests	23,298	23,298
Other capital costs:
Incurred in 2004	446,354	—
Incurred in 2003	64,514	71,063
Incurred in 2002	95,065	104,164
Incurred in 2001 and prior	59,481	70,174

Total not subject to amortization	806,476	331,114

Gross oil and gas properties	5,678,803	4,078,115
Accumulated depreciation, depletion and amortization	(1,995,613)	(1,659,615)

Net oil and gas properties	$3,683,190	$2,418,500

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

     As of September 30, 2004 and December 31, 2003, we excluded from the amortization base $25.7 million (which is included in costs not subject to amortization in the table above) associated with development costs for our deepwater Gulf of Mexico project known as “Glider,” located at Green Canyon 247/248.

     Our 2004 capital costs not subject to amortization include $344 million related to our acquisition of Inland Resources Inc. (see Note 11, “Acquisitions”). Due to the significant size of the field, this amount will require several years to be evaluated. We believe that substantially all other costs not currently subject to amortization will be evaluated within four years.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Debt:

     As of the indicated dates, our long-term debt consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Senior unsecured debt:
Bank revolving credit facility:
Prime rate based loans	$—	$—
LIBOR based loans	195,000	90,000

Total bank revolving credit facility	195,000	90,000
Money market lines of credit(1)	—	5,000

Total credit arrangements	195,000	95,000

7.45% Senior Notes due 2007	124,852	124,821
Fair value of interest rate swaps(2)	150	171
7 5/8% Senior Notes due 2011	174,913	174,905
Fair value of interest rate swaps(2)	(42)	449

Total senior unsecured notes	299,873	300,346

Total senior unsecured debt	494,873	395,346

8 3/8% Senior Subordinated Notes due 2012	248,228	248,113
6 5/8% Senior Subordinated Notes due 2014	325,000	—

Total long-term debt	$1,068,101	$643,459

(1)	Because capacity under our credit facility was available to repay borrowings under our money market lines of credit, this obligation was classified as long-term.

(2)	See “—Interest Rate Swaps” below.

     At September 30, 2004 and December 31, 2003, the interest rate was 3.13% and 2.50%, respectively, for the LIBOR based loans under our credit facility. At December 31, 2003, the interest rate was 3.00% for the loans outstanding under our money market lines of credit.

 New Senior Subordinated Notes

     On August 12, 2004, we issued $325 million aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2014. The net proceeds of $322.6 million were used together with the net proceeds of our concurrent stock offering (see Note 10, “Common Stock Activity”) to fund the acquisition of Inland Resources Inc. (see Note 11, “Acquisitions”).

     The notes are unsecured senior subordinated obligations that rank junior in right of payment to all of our present and future senior indebtedness, equally in right of payment to our outstanding 8 3/8% Senior Subordinated Notes due 2012, and senior to all of our future indebtedness that is expressly subordinated to the notes. We may redeem some or all of the notes at any time on or after September 1, 2009 at a redemption price stated in the indenture governing the notes. Prior to September 1, 2009, we may redeem all, but not part, of the notes at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, before September 1, 2009, we may redeem up to 35% of the original principal amount of the notes with the net cash proceeds of certain sales of our common stock at 106.625% of the principal amount plus accrued and unpaid interest to the date of redemption. The indenture governing the notes may limit our ability under certain circumstances to incur additional debt, make restricted payments, pay dividends on or redeem our capital stock, make certain investments, create liens, make certain dispositions of assets, engage in transactions with affiliates and engage in mergers, consolidations and certain sales of assets.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 New Credit Facility

     On March 16, 2004, we entered into a new reserve-based revolving credit facility with JPMorgan Chase Bank, as agent. The banks participating in the new facility have committed to lend us up to $600 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments, which is reduced by the principal amount of any outstanding senior notes ($300 million at September 30, 2004) and 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $172.5 million at September 30, 2004). The borrowing base is redetermined at least semi-annually and, after all required adjustments, was $402.5 million at September 30, 2004. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on March 14, 2008. At September 30, 2004, we had $207.5 million available under our credit facility and had outstanding borrowings of $195 million.

 Interest Rate Swaps

     During September 2003, we entered into interest rate swap agreements to take advantage of low interest rates and to obtain what we viewed as a more desirable proportion of variable and fixed rate debt. We hedged $50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011. These swap agreements provide for us to pay variable and receive fixed interest payments and are designated as fair value hedges of a portion of our outstanding senior notes.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Geographic Information:

	United			Other
	States	United Kingdom	Malaysia	International	Total
	(In thousands)
Three Months Ended September 30, 2004:
Oil and gas revenues	$308,514	$535	$18,676	$—	$327,725
Operating expenses:
Lease operating	35,548	228	4,054	—	39,830
Production and other taxes	11,557	—	1,149	—	12,706
Transportation	1,700	—	—	—	1,700
Depreciation, depletion and amortization	115,603	207	2,661	—	118,471
Ceiling test writedown	—	6,718	—	—	6,718
Allocated income taxes	50,437	(1,635)	4,109	—

Net income (loss) from oil and gas properties	$93,669	$(4,983)	$6,703	$—

General and administrative, inclusive of stock compensation(1)					21,838

Total operating expenses					201,263

Income from operations					126,462
Interest expense, net of interest income, capitalized interest and other					(7,198)
Commodity derivative income					1,371

Income from continuing operations before income taxes					$120,635

Total long-lived assets	$3,559,927	$19,189	$55,382	$48,692	$3,683,190

Additions to long-lived assets	$1,196,986	$6,877	$6,889	$1,548	$1,212,300

Three Months Ended September 30, 2003:
Oil and gas revenues	$248,664	$—	$—	$—	$248,664
Operating expenses:
Lease operating	31,083	—	—	—	31,083
Production and other taxes	7,488	—	—	—	7,488
Transportation	1,624	—	—	—	1,624
Depreciation, depletion and amortization	100,897	—	—	—	100,897
Allocated income taxes	37,650	—	—	—

Net income from oil and gas properties	$69,922	$—	$—	$—

General and administrative, inclusive of stock compensation(1)					13,815

Total operating expenses					154,907

Income from operations					93,757
Interest expense and dividends, net of interest income, capitalized interest and other					(8,903)
Commodity derivative income					3,569

Income from continuing operations before income taxes					$88,423

Total long-lived assets	$2,287,991	$3,939	$—	$41,362	$2,333,292

Additions to long-lived assets	$253,185	$405	$—	$5,988	$259,578

(1)	Includes stock compensation charges of $1,043 and $629 for the three months ended September 30, 2004 and 2003, respectively.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United			Other
	States	United Kingdom	Malaysia	International	Total
	(In thousands)
Nine Months Ended September 30, 2004:
Oil and gas revenues	$895,066	$2,075	$18,676	$—	$915,817
Operating expenses:
Lease operating	93,870	736	4,054	—	98,660
Production and other taxes	29,010	—	1,149	—	30,159
Transportation	5,082	—	—	—	5,082
Depreciation, depletion and amortization	326,029	858	2,661	—	329,548
Ceiling test writedown	—	6,718	—	—	6,718
Allocated income taxes	154,377	(1,483)	4,109	—

Net income (loss) from oil and gas properties	$286,698	$(4,754)	$6,703	$—

General and administrative, inclusive of stock compensation(1)					59,459

Total operating expenses					529,626

Income from operations					386,191
Interest expense, net of interest income, capitalized interest and other					(22,342)
Commodity derivative expense					(16,464)

Income from continuing operations before income taxes					$347,385

Total long-lived assets	$3,559,927	$19,189	$55,382	$48,692	$3,683,190

Additions to long-lived assets	$1,526,496	$8,364	$59,136	$6,873	$1,600,869

Nine Months Ended September 30, 2003:
Oil and gas revenues	$772,107	$—	$—	$—	$772,107
Operating expenses:
Lease operating	85,807	—	—	—	85,807
Production and other taxes	25,159	—	—	—	25,159
Transportation	5,046	—	—	—	5,046
Depreciation, depletion and amortization	293,407	—	—	—	293,407
Allocated income taxes	126,941	—	—	—

Net income from oil and gas properties	$235,747	$—	$—	$—

Gas sales obligation settlement and redemption of securities					20,475
General and administrative, inclusive of stock compensation(1)					46,008

Total operating expenses					475,902

Income from operations					296,205
Interest expense and dividends, net of interest income, capitalized interest and other					(36,922)
Commodity derivative income					723

Income from continuing operations before income taxes					$260,006

Total long-lived assets	$2,287,991	$3,939	$—	$41,362	$2,333,292

Additions to long-lived assets(2)	$587,400	$2,552	$—	$6,406	$596,358

(1)	Includes stock compensation charges of $3,003 and $2,115 for the nine months ended September 30, 2004 and 2003, respectively.

(2)	Includes $113,100 (domestic) for capitalized asset retirement obligations associated with our adoption of SFAS No. 143.

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

     With respect to a swap contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price for such contract, and we are required to make payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract. For a floor contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for such contract. We are not required to make any payment in connection with the settlement of a floor contract. For a collar contract, (a) the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price for such contract, (b) we are required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such contract and (c) neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price for such contract. A three-way collar contract consists of a standard collar contract plus a put sold by us with a price below the floor price of the collar. This additional put requires us to make a payment to the counterparty if the settlement price for any settlement period is below the put price. Combining the collar contract with the additional put results in us being entitled to a net payment equal to the difference between the floor price of the standard collar and the additional put price if the settlement price is equal to or less than the additional put price. If the settlement price is greater than the additional put price, the result is the same as it would have been with a standard collar contract only. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional no cost collar while defraying the associated cost with the sale of the additional put.

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

     On the date we enter into a derivative contract, we determine whether, for accounting purposes, the derivative contract should be designated as a hedge of the variability in cash flows associated with the forecasted sale of our future oil and gas production. After-tax changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded under the caption “Accumulated other comprehensive income (loss)—Commodity derivatives” on our consolidated balance sheet until the sale of the hedged oil and gas production. Upon the sale of the hedged production, the net after-tax change in the fair value of the associated derivative recorded under the caption “Accumulated other comprehensive income (loss)—Commodity derivatives” is reversed and the gain or loss on the hedge, to the extent that it is effective, is reported in “Oil and gas revenues” on our consolidated statement of income. At September 30, 2004, we had a net $50.1 million after-tax loss recorded under the caption “Accumulated other comprehensive income (loss)—Commodity derivatives.” We expect hedged production associated with commodity derivatives accounting for a net loss of approximately $47.3 million to be sold within the next 12 months and hedged production associated with the remaining net loss of approximately $2.8 million to be sold thereafter. The actual gain or loss on these commodity derivatives could vary significantly as a result of changes in market conditions and other factors.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Although our three-way collar contracts are effective as economic hedges of our commodity price exposure, they do not qualify for hedge accounting under SFAS No. 133. These contracts are carried at their fair value on our consolidated balance sheet under the captions “Derivative assets” and “Derivative liabilities.” Both realized gains and losses upon settlement of three-way collar contracts and unrealized gains and losses due to changes in fair value of open three-way collar contracts are recognized on our consolidated statement of income under the caption “Commodity derivative income (expense).” We recorded an unrealized gain of $9.2 million and a realized loss of $8.3 million on our three-way collar contracts for the three months ended September 30, 2004. We recorded an unrealized gain of $0.2 million and a realized loss of $16.7 million on our three-way collar contracts for the nine months ended September 30, 2004.

Natural Gas

     As of September 30, 2004, we had entered into derivative contracts that qualify as cash flow hedges with respect to our future natural gas production as follows:

		NYMEX Contract Price Per MMBtu
			Collars
		Swaps	Floors		Ceilings		Floor Contracts		Estimated Fair Value
	Volume in	(Weighted		Weighted		Weighted		Weighted	Asset (Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	(In millions)
October 2004 – December 2004
Price swap contracts	11,613	$5.40	—	—	—	—	—	—	$(12.1)
Collar contracts	9,795	—	$3.00 – $5.25	$4.90	$4.16 – $10.25	$8.24	—	—	(2.3)
Floor contracts	12,050	—	—	—	—	—	$4.20 – $5.61	$5.43	0.2
January 2005 – December 2005
Price swap contracts	20,898	5.69	—	—	—	—	—	—	(20.9)
Collar contracts	21,330	—	3.50 – 5.77	5.30	4.16 – 10.25	9.63	—	—	(3.9)
Floor contracts	5,400	—	—	—	—	—	5.47 – 5.50	5.49	1.3

									$(37.7)

     As of September 30, 2004, we also had entered into three-way collar contracts with respect to our future natural gas production as set forth in the table below. These contracts do not qualify for hedge accounting.

NYMEX Contract Price Per MMBtu
Collars
		Additional Put		Floors		Ceilings		Estimated Fair Value
	Volume in		Weighted		Weighted		Weighted	Asset (Liability)
Period and Type of Contract	MMMBtus	Range	Average	Range	Average	Range	Average	(In millions)
October 2004 3-Way collar contracts	2,250	$3.50 – $3.76	$3.62	$4.50 – $4.76	$4.62	$5.20 – $6.10	$5.50	$(0.4)

 Oil

     As of September 30, 2004, we had entered into derivative contracts that qualify as cash flow hedges with respect to our future oil production as follows:

		NYMEX Contract Price Per Bbl
			Collars
		Swaps	Floors		Ceilings		Estimated Fair Value
	Volume in	(Weighted		Weighted		Weighted	Asset (Liability)
Period and Type of Contract	Bbls	Average)	Range	Average	Range	Average	(In millions)
October 2004 – December 2004
Price swap contracts	444,000	$26.59	—	—	—	—	$(9.9)
Collar contracts	330,000	—	$27.00 – $27.50	$27.14	$30.65 – $34.50	$32.51	(5.4)
January 2005 – December 2005
Price swap contracts	2,618,000	33.11	—	—	—	—	(29.6)
Collar contracts	1,120,000	—	27.00 – 37.00	33.06	30.65 – 48.00	42.30	(7.5)
January 2006 – December 2006
Price swap contracts	1,534,000	31.64	—	—	—	—	(11.9)
January 2007 – December 2007
Price swap contracts	240,000	27.00	—	—	—	—	(2.4)

							$(66.7)

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of September 30, 2004, we also had entered into three-way collar contracts with respect to our future oil production as set forth in the table below. These contracts do not qualify for hedge accounting.

		NYMEX Contract Price Per Bbl
				Collars
		Additional Put		Floors		Ceilings		Estimated Fair Value
	Volume in		Weighted		Weighted		Weighted	Asset (Liability)
Period and Type of Contract	Bbls	Range	Average	Range	Average	Range	Average	(In millions)
October 2004 – December 2004
3-Way collar contracts	379,000	$21.00	$21.00	$25.00 – $26.00	$25.76	$29.70 – $30.05	$29.91	$(7.2)
January 2005 – December 2005
3-Way collar contracts	820,000	21.00 – 30.00	29.01	25.00 – 36.00	34.35	29.70 – 51.25	47.88	(3.1)
January 2006 – December 2006
3-Way collar contracts	1,006,000	30.00	30.00	35.00 – 36.00	35.27	50.50 – 55.00	51.74	(0.1)
January 2007 – December 2007
3-Way collar contracts	2,920,000	25.00 – 29.00	26.50	32.00 – 35.00	33.00	44.70 – 52.80	50.19	1.3
January 2008 – December 2008
3-Way collar contracts	2,562,000	25.00 – 29.00	26.29	32.00 – 35.00	32.86	49.50 – 52.90	50.38	2.0
January 2009 – December 2009
3-Way collar contracts	2,190,000	25.00 – 28.00	26.33	32.00 – 34.00	32.83	50.00 – 54.55	50.93	1.8
January 2010 – December 2010
3-Way collar contracts	1,455,000	25.00 – 28.00	25.75	32.00 – 34.00	32.50	50.00 – 51.00	50.25	1.0

								$(4.3)

10. Common Stock Activity:

     In May 2004, we amended our Second Restated Certificate of Incorporation to increase the authorized number of shares of our common stock that we have authority to issue from 100,000,000 to 200,000,000.

     On August 12, 2004, we issued 5,405,000 shares of our common stock at $52.85 per share. The net proceeds of $277 million were used in conjunction with the net proceeds of our concurrent Senior Subordinated Notes offering (see Note 5, “Debt—New Senior Subordinated Notes”) to acquire Inland Resources Inc. (see Note 11, “Acquisitions—Inland Resources Inc.”).

     Also, see Note 6, “Redemption of Trust Preferred Securities.”

11. Acquisitions:

 Malaysia PSCs

     In May 2004, we entered into production sharing contracts, or PSCs, with Petronas, Malaysia’s state-owned oil company, in partnership with Petronas Carigali, the exploration and production subsidiary of Petronas. The PSCs relate to two blocks – PM 318 and deepwater Block 2C.

     Petronas Carigali will operate the PSC for PM 318, which consists of approximately 400,000 acres, located offshore Peninsular Malaysia. Within the boundaries of PM 318, we also are participating in the production from two recently developed shallow water fields and development of three nearby oil and gas discoveries. We have a 50% interest in PM 318. The consideration for our interests in PM 318 is comprised of a one-time reimbursement of sunk costs of $38.5 million, a deferred payment of $10.5 million and an exploration commitment of $8.7 million.

     The deepwater Block 2C PSC covers more than 1.1 million acres offshore Sarawak and is operated by us with a 60% interest. Our exploration commitment with respect to this PSC is $22.4 million.

     Together with our partner, we have acquired new 3-D seismic data on the properties covered by each PSC and are targeting initial drilling in Malaysia in 2005.

 Oklahoma Assets

     On July 8, 2004, we acquired producing oil and gas properties in northeast Oklahoma from a private company for total consideration of approximately $42 million. The acquisition was financed through cash on hand and borrowings under our credit arrangements.

 Denbury Offshore, Inc.

     On July 20, 2004, we acquired all of the outstanding stock of Denbury Offshore, Inc., the subsidiary of Denbury Resources Inc. that held all of its Gulf of Mexico assets. We accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, “Business Combinations.” Our consolidated financial statements include Denbury Offshore’s results of operations subsequent to July 20, 2004. After purchase price adjustments, total consideration was approximately $174 million, substantially all of which was allocated to oil and gas properties. The acquisition was financed through cash on hand and borrowings under our credit arrangements.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Inland Resources Inc.

     On August 27, 2004, we completed the $575 million acquisition of privately held Inland Resources Inc. The acquisition established a new Rocky Mountain focus area for us. Inland’s major asset was the 110,000 acre Monument Butte Field, located in the Uinta Basin of Northeast Utah. The purchase price was funded through concurrent offerings of our common stock and our 6 5/8% Senior Subordinated Notes due 2014. See Note 5, “Debt—New Senior Subordinated Notes” and Note 10, “Common Stock Activity.”

     We accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Our consolidated financial statements include Inland’s results of operations subsequent to August 27, 2004. We recorded the estimated fair value of the assets acquired and the liabilities assumed at August 27, 2004, which primarily consisted of oil and gas properties of $722.6 million, a deferred tax liability of $171.1 million, derivative liabilities of $30.6 million and goodwill of $49.6 million. We recorded the deferred tax liability to recognize the differences between the historical tax basis of Inland’s assets and the acquisition costs recorded for book purposes. The recorded book value of the proved and unproved oil and gas properties was increased and goodwill was recorded to recognize this tax basis differential. Goodwill is not deductible for tax purposes. See Note 1, “Organization and Summary of Significant Accounting Policies—Goodwill.”

 Pro Forma Results

     The unaudited pro forma results presented below for the three and nine months ended September 30, 2004 and 2003 have been prepared to give effect to these acquisitions on our results of operations under the purchase method of accounting as if they had been consummated on January 1, 2003. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if these acquisitions had in fact occurred on such date or to project our results of operations for any future date or period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands, except per share)
Pro forma:
Revenue	$347,265	$281,844	$1,019,953	$868,675
Income from operations	135,185	100,696	424,281	314,862
Net income	83,451	57,071	253,973	176,437
Basic earnings per share	$1.35	$0.93	$4.13	$2.98
Diluted earnings per share	$1.33	$0.92	$4.07	$2.89

12. Accrued Liabilities:

     As of the indicated dates, our accrued liabilities consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Revenue payable	$78,632	$59,737
Accrued capital costs	116,558	70,464
Accrued lease operating expenses	25,197	20,402
Employee incentive expense	38,039	26,759
Accrued interest on notes	10,569	14,332
Taxes payable	11,930	2,806
Deferred acquisition payments	17,248	—
Other	20,829	9,554

Total accrued liabilities	$319,002	$204,054

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. Our company was founded in 1989. Our initial focus area was the Gulf of Mexico. In the mid-1990s, we began to expand our operations to other select areas. Our areas of operation now also include the U.S. onshore Gulf Coast, the Anadarko and Arkoma Basins in the Mid-Continent, the Uinta Basin in the Rocky Mountains, China’s Bohai Bay, the North Sea and Malaysia.

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

     Other Factors. Please see “Other Factors Affecting Our Business and Financial Results” in Item 7 of our annual report for the year ended December 31, 2003 for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions.

Results of Operations

     On September 5, 2003, we sold our wholly owned subsidiary, Newfield Exploration Australia Ltd., which held all of our Australian assets. As a result of the sale, the historical results of our Australian operations are reflected on our consolidated financial statements as “discontinued operations.” Please see Note 2, “Discontinued Operations,” to our consolidated financial statements appearing earlier in this report. Except where noted, discussions in this report relate solely to our continuing activities.

     Revenues. All of our revenues are derived from the sale of our oil and gas production and the settlement of hedging contracts associated with our production. Our revenues may vary significantly from period to period as a result of changes in commodity prices or production volumes. Revenues for the third quarter of 2004 were about 32% higher than the comparable period of 2003 because of higher commodity prices and higher production. Revenues for the first nine months of 2004 were 19% higher than the same period of the prior year due to higher commodity prices and higher production.

	Three Months Ended			Nine Months Ended
	September 30,		Percentage Increase	September 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Production (1):
United States:
Natural gas (Bcf)	48.6	47.4	3%	143.8	138.1	4%
Oil and condensate (MBbls)	1,589.2	1,465.0	8%	4,556.0	4,560.7	—
Total (Bcfe)	58.2	56.1	4%	171.1	165.5	3%
International:
Natural gas (Bcf)	0.1			0.5
Oil and condensate (MBbls)	405.3			409.0
Total (Bcfe)	2.5			2.9
Total:
Natural gas (Bcf)	48.8	47.4	3%	144.3	138.1	4%
Oil and condensate (MBbls)	1,994.6	1,465.0	36%	4,963.4	4,560.7	9%
Total (Bcfe)	60.7	56.1	8%	174.1	165.5	5%
Average Realized Prices (2):
United States:
Natural gas (per Mcf)	$5.10	$4.40	16%	$5.10	$4.64	10%
Oil and condensate (per Bbl)	36.97	26.50	40%	34.30	27.71	24%
Natural gas equivalent (per Mcfe)	5.27	4.40	20%	5.20	4.64	12%
International:
Natural gas (per Mcf)	$3.94			$3.96
Oil and condensate (per Bbl)	46.34			46.06
Natural gas equivalent (per Mcfe)	7.55			7.09
Total:
Natural gas (per Mcf)	$5.10	$4.40	16%	$5.10	$4.64	10%
Oil and condensate (per Bbl)	38.85	26.50	47%	35.27	27.71	27%
Natural gas equivalent (per Mcfe)	5.37	4.40	22%	5.23	4.64	13%

(1)	Represents volumes sold regardless of when produced.

(2)	For purposes of this table, average realized prices for natural gas and oil and condensate are presented net of all applicable transportation expenses, which reduced the realized price of natural gas by $0.02 per Mcf for all periods and the realized price of oil and condensate by $0.28 and $0.32 per Bbl for the three months ended September 30, 2004 and 2003, respectively, and by $0.35 and $0.37 per Bbl for the nine months ended September 30, 2004 and 2003, respectively. Average realized prices also include the effects of hedging other than our three-way collar contracts, which do not qualify for hedge accounting under SFAS No. 133. Had we included the realized loss on our three-way contracts, our average realized price for natural gas would have been $5.03 and $5.05 per Mcf for the third quarter of 2004 and for the nine months ended September 30, 2004, respectively, and our average realized price for oil and condensate would have been $36.20 and $33.27 per Bbl for the third quarter of 2004 and for the nine months ended September 30, 2004, respectively. No three-way contracts were settled in the three and nine months ended September 30, 2003.

     Production. Our total oil and gas production (stated on a natural gas equivalent basis) increased 8% for the third quarter of 2004 and 5% for the nine months ended September 30, 2004, when compared to the same periods in 2003, primarily due to the production related to properties acquired in our Primary Natural Resources acquisition in September 2003 and our Oklahoma property and Denbury Offshore, Inc. acquisitions in July 2004. In addition, liftings in Malaysia began during the third quarter of 2004.

     Natural Gas. Our third quarter and first nine months of 2004 natural gas production increased primarily because of our Primary Natural Resources acquisition in September 2003 and our Oklahoma property and Denbury Offshore, Inc. acquisitions in July 2004. This increase was partially offset by shut-in production in the Gulf of Mexico in the third quarter of 2004 due to Hurricane Ivan and natural field declines in our Gulf of Mexico properties.

     Crude Oil and Condensate. Our third quarter and first nine months of 2004 oil production increased primarily due to liftings in Malaysia, which began in the third quarter of 2004. Our domestic oil production for the first nine months of 2004 as compared to the same period of the prior year decreased primarily due to natural field declines in our Gulf of Mexico properties, partially offset by production related to acquisitions.

     Effect of Hedging on Realized Prices. The following table presents information about the effect of our hedging program on realized prices:

	Average
	Realized Prices		Ratio of Hedged to
	With	Without	Non-Hedged
	Hedge(1)	Hedge	Price(2)
Natural Gas:
Three months ended September 30, 2004	$5.10	$5.57	92%
Three months ended September 30, 2003	4.40	4.78	92%
Nine months ended September 30, 2004	5.10	5.49	93%
Nine months ended September 30, 2003	4.64	5.42	86%
Crude Oil and Condensate:
Three months ended September 30, 2004	$38.85	$42.87	91%
Three months ended September 30, 2003	26.50	28.66	92%
Nine months ended September 30, 2004	35.27	38.40	92%
Nine months ended September 30, 2003	27.71	29.81	93%

(1)	Average realized prices in this column do not include the effects of our three-way collar contracts, which do not qualify for hedge accounting under SFAS No. 133. Had we included the effects of our three-way collar contracts, our average realized price for natural gas for the three months and nine months ended September 30, 2004 would have been $5.03 and $5.05 per Mcf, respectively, and our average realized price for oil and condensate for the three months and nine months ended September 30, 2004 would have been $36.20 and $33.27 per Bbl, respectively. No three-way contracts were settled in the three and nine months ended September 30, 2003.

(2)	The ratio is determined by dividing the realized price (which includes the effects of hedging) by the price that otherwise would have been realized without hedging activities.

     Operating Expenses. We are a growth-oriented company. As such, our proved reserves and production have grown steadily since our founding. Naturally, our operating expenses have increased with our growth. As a result, we believe the most informative way to analyze changes in our operating expenses from one period to another is on a unit-of-production, or Mcfe, basis. The following table presents information about our operating expenses for the third quarter of 2004 and 2003.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three Months Ended			Three Months Ended
	September 30,		Percentage Increase	September 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
United States:
Lease operating	$0.61	$0.55	11%	$35,548	$31,083	14%
Production and other taxes	0.20	0.13	54%	11,557	7,488	54%
Transportation	0.03	0.03	—	1,700	1,624	5%
Depreciation, depletion and amortization	1.99	1.80	11%	115,603	100,897	15%
General and administrative (1)	0.37	0.25	48%	21,381	13,815	55%
Total operating expenses	3.19	2.76	16%	185,789	154,907	20%
International:
Lease operating	$1.68			$4,282
Production and other taxes	0.45			1,149
Transportation	—			—
Depreciation, depletion and amortization	1.13			2,868
General and administrative	0.18			457
Ceiling test writedown	2.64			6,718
Total operating expenses	6.08			15,474
Total:
Lease operating	$0.66	$0.55	20%	$39,830	$31,083	28%
Production and other taxes	0.21	0.13	62%	12,706	7,488	70%
Transportation	0.03	0.03	—	1,700	1,624	5%
Depreciation, depletion and amortization	1.95	1.80	8%	118,471	100,897	17%
General and administrative (1)	0.36	0.25	44%	21,838	13,815	58%
Ceiling test writedown	0.11	—	100%	6,718	—	100%
Total operating expenses	3.31	2.76	20%	201,263	154,907	30%

(1)	Includes stock compensation charges of $1,043, or $0.02 per Mcfe, and $629, or $0.01 per Mcfe, for the three months ended September 30, 2004 and 2003, respectively.

     Our total operating expenses for the third quarter of 2004, stated on an Mcfe basis, increased 20% over the same period in 2003. Excluding the ceiling test writedown recorded in the third quarter of 2004, our total operating expenses for the third quarter of 2004, stated on an Mcfe basis, increased 16% over the same period in 2003.

     Domestic Operations. Our total domestic operating expenses for the third quarter of 2004, stated on an Mcfe basis, increased 16% over the same period in 2003. This increase was primarily related to the following items:

•	Lease operating expense (LOE) on an Mcfe basis in the third quarter of 2004 was more than LOE in the same period of the prior year as a result of natural field declines in our Gulf of Mexico properties and increased workover activity.

•	Production and other taxes on an Mcfe basis increased in the third quarter of 2004 due to higher commodity prices and an increase in our production volumes subject to production taxes when compared to the same period of last year.

•	Depreciation, depletion and amortization (DD&A) (excluding furniture, fixtures and equipment) for the third quarter of 2004 was $1.97 per Mcfe versus $1.77 for the comparable period of 2003. The increase primarily resulted from the Denbury acquisition in July 2004. Accretion expense related to SFAS No. 143 accounted for $0.06 per Mcfe for the third quarter of 2004 and $0.03 per Mcfe for the third quarter of 2003.

•	General and administrative (G&A) expense increased primarily due to our growing domestic workforce resulting from acquisitions, an increase in incentive compensation expense as a result of the increase in 2004 earnings over the same period of 2003 and an increase in auditor and consultant fees related to compliance with Section 404 of the Sarbanes-Oxley Act. During the third quarter of 2004, we capitalized $9.1 million of direct internal costs compared to $6.2 million in the third quarter of 2003.

     International Operations. Prior to entering into the PSCs with Petronas, Malaysia’s state-owned oil company, our producing international operations consisted of one field in the U.K. North Sea. Liftings in Malaysia began in the third quarter of 2004. The majority of LOE, production and other taxes and DD&A for the third quarter of 2004 relates to our Malaysian operations. G&A expense is primarily associated with the opening of our office in Malaysia.

     The following table presents information about our operating expenses for the first nine months of 2004 and 2003.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Nine Months Ended			Nine Months Ended
	September 30,		Percentage Increase	September 30,		Percentage Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
United States:
Lease operating	$0.55	$0.52	6%	$93,870	$85,807	9%
Production and other taxes	0.17	0.15	13%	29,010	25,159	15%
Transportation	0.03	0.03	—	5,082	5,046	1%
Depreciation, depletion and amortization	1.90	1.77	7%	326,029	293,407	11%
General and administrative (1)	0.34	0.28	21%	58,229	46,008	27%
Gas sales obligation settlement and redemption of securities	—	0.12	(100%)	—	20,475	(100%)
Total operating expenses	2.99	2.88	4%	512,220	475,902	8%
Total operating expenses, excluding non-recurring items (2)	2.99	2.76	8%	512,220	455,427	12%
International:
Lease operating	$1.64			$4,790
Production and other taxes	0.39			1,149
Transportation	—			—
Depreciation, depletion and amortization	1.20			3,519
General and administrative	0.42			1,230
Ceiling test writedown	2.29			6,718
Total operating expenses	5.94			17,406
Total:
Lease operating	$0.57	$0.52	10%	$98,660	$85,807	15%
Production and other taxes	0.17	0.15	13%	30,159	25,159	20%
Transportation	0.03	0.03	—	5,082	5,046	1%
Depreciation, depletion and amortization	1.89	1.77	7%	329,548	293,407	12%
General and administrative (1)	0.34	0.28	21%	59,459	46,008	29%
Ceiling test writedown	0.04	—	100%	6,718	—	100%
Gas sales obligation settlement and redemption of securities	—	0.12	(100%)	—	20,475	(100%)
Total operating expenses	3.04	2.88	6%	529,626	475,902	11%
Total operating expenses, excluding non-recurring items (2)	3.04	2.76	10%	529,626	455,427	16%

(1)	Includes stock compensation charges of $3,003, or $0.02 per Mcfe, and $2,115, or $0.01 per Mcfe, for the nine months ended September 30, 2004 and 2003, respectively.

(2)	Excludes the expenses associated with the settlement of our gas sales obligation and the redemption of our trust preferred securities during 2003 of $20,475, or $0.12 per Mcfe. We believe the most informative way to analyze changes in total operating expenses is to compare recurring operating expenses only. We discuss settlement of our gas sales obligation and the redemption of our trust preferred securities separately below. See “—Gas Sales Obligation Settlement” and “—Redemption of Trust Preferred Securities.”

     Our total operating expenses (excluding the gas sales obligation settlement and redemption of securities) for the first nine months of 2004, stated on an Mcfe basis, increased 10% over the same period in 2003. Excluding the ceiling test writedown, our total operating expenses (excluding the gas sales obligation settlement and redemption of securities) for the first nine months of 2004, stated on an Mcfe basis, increased 9% over the same period in 2003.

     Domestic Operations. Our total domestic operating expenses for the nine months ended September 30, 2004, stated on an Mcfe basis, increased 8% over the same period of 2003. This increase was primarily related to the following items:

•	LOE on an Mcfe basis for the first nine months of 2004 was more than LOE in the same period of the prior year as a result of higher operating costs and natural field declines in our Gulf of Mexico properties.

•	Production and other taxes on an Mcfe basis increased in the first nine months of 2004 due to higher commodity prices and an increase in our production volumes subject to production taxes when compared to the same period of last year.

•	DD&A (excluding furniture, fixtures and equipment) for the first nine months of 2004 was $1.89 per Mcfe versus $1.75 for the comparable period of 2003. The increase resulted from the Denbury acquisition in July 2004 and the increased cost of reserve additions during the last half of 2003 and the first half of 2004. Accretion expense related to SFAS No. 143 accounted for $0.05 per Mcfe for the first nine months of 2004 and $0.03 per Mcfe for the first nine months of 2003.

•	G&A expense increased primarily due to our growing domestic workforce resulting from acquisitions, an increase in incentive compensation expense as a result of the increase in 2004 earnings over the same period of 2003, an increase in auditor and consultant fees related to compliance with Section 404 of the Sarbanes-Oxley Act and some non-recurring expenses associated with upgrades to our business systems. During the first nine months of 2004, we capitalized $25.1 million of direct internal costs as compared to $20.4 million in the first nine months of 2003.

     International Operations. Prior to entering into the PSCs with Petronas, Malaysia’s state-owned oil company, our producing international operations consisted of one field in the U.K. North Sea. Liftings in Malaysia began in the third quarter of 2004. The majority of LOE, production and other taxes and DD&A for the third quarter of 2004 relates to our Malaysian operations. G&A expense is primarily associated with the opening of our office in Malaysia.

     Writedown of Oil and Gas Properties. On November 4, 2004, we announced that our Cumbria Prospect in the U.K. Southern Gas Basin was a dry hole. Under full cost accounting, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized in cost centers on a country-by-country basis. Because the results of the well became known prior to the filing of this report, full cost accounting rules require that the costs accrued to drill the well through September 30, 2004 ($7.7 million) be included in our U.K. cost pool, subject to the ceiling or limit on such pool. Because the unamortized costs (including the accrued costs associated with Cumbria) exceeded the full cost ceiling, we were required to recognize a ceiling test write down of $6.7 million ($5.0 million after tax) at September 30, 2004.

      Subject to the results of planned drilling during the remainder of 2004, the remaining costs to drill the Cumbria Prospect will likely result in a further ceiling test write down in the fourth quarter of 2004. The Cumbria well was drilling under a turnkey contract for approximately $13.2 million.

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

     Interest Expense. The following table presents information about our interest expense for the third quarter and the first nine months of 2004 compared to the same periods of the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In millions)
Gross interest expense	$14.8	$13.4	$39.3	$45.0
Capitalized interest	(6.3)	(4.0)	(14.6)	(11.7)

Net interest expense	8.5	9.4	24.7	33.3
Distributions on preferred securities	—	—	—	4.6

Total interest expense and distributions	$8.5	$9.4	$24.7	$37.9

     Our total interest expense and distributions decreased about 10% in the third quarter and 35% in the first nine months of 2004 compared to the same periods in 2003 due to the repayment of debt with excess cash flow from operations, the redemption of our trust preferred securities in June 2003 primarily with the net proceeds from an offering of our common stock, higher capitalized interest on qualifying assets and the favorable impact from our interest rate swaps. The settlement of the gas sales obligation in March 2003 contributed to the nine month decrease. These decreases were partially offset by interest expense related to the $325 million senior subordinated notes issued during the third quarter of 2004.

     Commodity Derivative Income (Expense). The following table presents information about the components of commodity derivative income (expense) for the third quarter and the first nine months of 2004 compared to the same periods of the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In millions)
Cash Flow Hedges:
Hedge ineffectiveness	$0.5	$3.6	$—	$0.7
Three-Way Collar Contracts:
Unrealized gain due to changes in fair market value	9.2	—	0.2	—
Realized loss on settlement	(8.3)	—	(16.7)	—

Total commodity derivative income (expense)	$1.4	$3.6	$(16.5)	$0.7

Hedge ineffectiveness is associated with our hedging contracts that qualify for hedge accounting under SFAS No. 133. The unrealized gain represents changes in the fair market value of our open three-way collar contracts (which do not qualify for hedge accounting).

     Taxes. The effective tax rate for the third quarter of 2004 and 2003 was 36.6% and 34.0%, respectively. The effective tax rate for the first nine months of 2004 and 2003 was 36.1% and 34.3%, respectively. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amount of future production and estimates of future operating expenses and capital costs.

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

Results of Discontinued Operations

     As a result of the sale of our Australian operations in September 2003, the historical financial position, results of operations and cash flow of these operations are reflected in our consolidated financial statements as “discontinued operations.” The results of our Australian operations for the three and nine months ended September 30, 2003 are summarized in Note 2, “Discontinued Operations,” to our consolidated financial statements appearing earlier in this report.

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

     We establish a capital budget at the beginning of each calendar year based on expected cash flow from operations for that year. In the past, we often have revised our capital budget upward several times during the year as the result of acquisitions or successful drilling. Because of the nature of the properties we own, only a small portion of our capital budget is nondiscretionary. Based on current commodity prices and the high percentage of our anticipated fourth quarter 2004 production that has been hedged, we currently anticipate that our fourth quarter 2004 cash flow from operations will exceed our anticipated capital spending during that period.

     Credit Arrangements. On March 16, 2004, we entered into a new reserve-based revolving credit facility with JPMorgan Chase Bank, as agent. The banks participating in the new facility have committed to lend us up to $600 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding at least 75% of the aggregate commitments. The calculated borrowing base is then reduced by the principal amount of any outstanding senior notes ($300 million at November 1, 2004) and 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $172.5 million at November 1, 2004). The borrowing base is redetermined at least semi-annually and, after all required adjustments, was in excess of the facility amount and therefore limited to $600 million at November 1, 2004. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on March 14, 2008.

     We also have money market lines of credit with various banks in an amount limited by our credit facility to $50 million. At November 1, 2004, we had no amounts outstanding under our money market lines of credit and outstanding borrowings of $180 million under our credit facility. Consequently, at November 1, 2004, we had $470 million of available capacity under our credit arrangements.

     Working Capital. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements and the fair market value changes associated with our open derivative contracts. Generally, we use excess cash to pay down borrowings under our credit arrangements. These borrowings are recorded on our balance sheet as long-term debt, which is not a component of working capital. As a result, we often have a working capital deficit or a relatively small amount of positive working capital. We had a working capital deficit of $122.0 million as of September 30, 2004. This compares to a working capital deficit of $61.3 million as of December 31, 2003.

     Cash Flows from Continuing Operations. Cash flow from operations is dependent upon our ability to increase production through exploration, development and acquisition activities and the prices of natural gas and oil. Our cash flow from operations also is impacted by changes in working capital. We sell substantially all of our natural gas and oil production under floating market contracts. Additionally, we enter into hedging arrangements to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits we would realize if prices increase. We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flow from operations and income from operations generally correlate, but cash flow from operations is impacted by changes in working capital and is not affected by DD&A.

     Our net cash flows from continuing operations were $644.6 million for the first nine months of 2004, a 41% increase over the first nine months of 2003. The increase was primarily due to a 13% increase in oil and gas prices and a 5% increase in production volumes. See “—Results of Operations” above. In addition, accounts payable and accrued liabilities increased $82.0 million. Accounts payable fluctuates from period to period depending on the level of development and exploration activities in progress and the timing of payments made by us to vendors and other operators. The increase in accrued liabilities is associated with an increase in our operations.

     Capital Expenditures. Our capital expenditures during the first nine months of 2004 were $1,601 million, a 231% increase over the same period last year. This includes approximately $227 million in domestic acquisitions in Oklahoma and in the Gulf of Mexico. This also includes $719 million allocated for financial accounting purposes to the oil and gas properties acquired in the $575 million purchase of Inland Resources Inc. During the first nine months of 2004, we also invested $407 million in domestic development, $143 million in domestic exploration, $31 million in other domestic leasehold activity and $74 million internationally. The international capital spending includes $49 million related to the acquisition of the Malaysian PSCs.

     Our capital expenditures budget for the fourth quarter of 2004 is $200 million. We expect that 25% of this amount will be invested in the Gulf of Mexico (including deepwater), 70% in the onshore U.S. and the remainder internationally. We anticipate that these capital expenditures will be fully funded by cash flow from operations. To the extent that cash receipts are slower than capital needs, we will make up the shortfall with borrowings under our credit arrangements. Actual levels of capital expenditures may vary significantly due to many factors, including the extent to which proved properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. Historically, we have completed several acquisitions of varying sizes each year. Depending on the timing of an acquisition, we may spend additional capital during the year of the acquisition for drilling and development activities on the acquired properties.

     Cash Flows from Financing Activities. Net cash flows provided by financing activities for the first nine months of 2004 were $715.3 million compared to cash flows used in financing activities of $46.4 million for the same period of 2003. During the first nine months of 2004, we:

•	borrowed a net $100 million under our credit arrangements;

•	sold 5.4 million shares of our common stock for net proceeds of approximately $277 million; and

•	issued $325 million of senior subordinated notes.

During the first nine months of 2003, we:

•	borrowed a net $105 million under our credit arrangements;

•	repaid or repurchased $74.3 million principal amount of secured notes;

•	settled our obligation under a gas sales contract, $62 million of which was accounted for as debt, in exchange for a cash payment by us;

•	sold 3.5 million shares of our common stock for net proceeds of approximately $131.2 million; and

•	redeemed all of our outstanding trust preferred securities for an aggregate redemption price of approximately $148.4 million.

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

     While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. We believe there is no material basis risk with respect to our natural gas price hedging contracts because substantially all of our hedged natural gas production is sold at market prices that historically have highly correlated to the settlement price. Because substantially all of our oil production is sold at current market prices that historically have highly correlated to the NYMEX West Texas Intermediate (WTI) price, we believe that we have no material basis risk with respect to these transactions. The price we receive for our Gulf Coast production typically averages about $2 below the NYMEX West Texas Intermediate (WTI) price. The price we receive for our production in the Rocky Mountains averages about $3 below WTI price. Oil production from the Mid-Continent typically sells at a $1.00 – $1.50 per barrel discount to WTI. Oil production from Malaysia typically sells at Tapis, or about even with WTI.

     Please see the discussion and tables in Note 9, “Commodity Derivative Instruments and Hedging Activities,” to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to our hedging program and a listing of open contracts as of September 30, 2004 and the fair value of those contracts as of that date.

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

Recent Accounting Developments

     In September 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 106. This pronouncement will require companies that use the full cost method of accounting for oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It will also require full cost companies to exclude any cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. This pronouncement will also require specific disclosures regarding the impact of asset retirement obligations on oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the first quarter of 2005. We are currently evaluating the impact of SAB No. 106 on our financial statements.

Issuer Purchases of Equity Securities

     The following table sets forth certain information with respect to repurchases of our equity securities during the nine months ended September 30, 2004.

Maximum Number
(or Approximate)
			Total Number	Dollar Value) of
			of Shares Purchased	Shares that May Yet
			as Part of Publicly	Be Purchased Under
	Total Number	Average Price	Announced Plans	the Plans or
Period	of Shares Purchased	Paid per Share	or Programs	Programs
January 1 – September 30, 2004	9,637 *	$49.41	—	—

*	All of the indicated shares were surrendered by employees to pay tax withholding upon the vesting of restricted stock.

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

     Please see the discussion and tables in Note 9, “Commodity Derivative Instruments and Hedging Activities,” to our consolidated financial statements appearing earlier in this report and the discussion under the caption “Oil and Gas Hedging” in Item 2 of this report for a description of our hedging program and a listing of open hedging contracts as of September 30, 2004 and the fair value of those contracts as of that date.

Interest Rates

     Inclusive of interest rate swaps, at September 30, 2004, we had $773 million in long-term fixed rate debt and $295 million of variable rate debt. Please see the discussion in Note 5, “Debt,” to our consolidated financial statements appearing earlier in this report for a description of our long-term debt and interest rate swaps. Because such a large percentage of our debt is at fixed rates, we believe that we do not have any material market risk from changes in interest rates.

Foreign Currency Exchange Rates

     Our cash flow from certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at September 30, 2004.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report. During the nine months ended September 30, 2004, there were no changes in our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

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

     On September 23, 2004, we filed a Current Report on Form 8-K to furnish our press release of that date providing an update on the effects of Hurricane Ivan in the Gulf of Mexico.

     On September 15, 2004, we filed a Current Report on Form 8-K to provide the information required by Regulation BTR with respect to our 401(k) plan.

     Also on September 15, 2004, we filed a Current Report on Form 8-K to furnish our press release dated September 13, 2004 announcing that we had shut-in approximately 75 Mcfe per day of operated production in the Gulf of Mexico in response to Hurricane Ivan.

     On August 30, 2004, we filed a Current Report on Form 8-K to disclose the completion of our $575 million acquisition of privately held Inland Resources on August 27, 2004 and to furnish our @NFX publication dated August 27, 2004, which included updated tables summarizing our hedging positions as of that date.

     On August 13, 2004, we filed a Current Report on Form 8-K to disclose that on August 12, 2004 we priced a public offering of common stock at $52.85 per share and priced at par a private offering of $325 million of our 6 5/8% senior subordinated notes due 2014.

     On August 10, 2004, we filed a Current Report on Form 8-K to disclose the public offering of 4,700,000 shares (5,405,000 shares if the underwriters exercise in full their option to purchase additional shares to cover over-allotments) of our common stock, to furnish our press release dated August 9, 2004 announcing the commencement of a private placement to eligible purchasers of approximately $300 million of our Senior Subordinated Notes due 2014 and to furnish our @NFX publication dated August 9, 2004, which included updated tables summarizing our hedging positions as of August 8, 2004.

     On August 6, 2004, we filed a Current Report on Form 8-K to furnish our press release of that date announcing that we had signed an agreement to acquire Inland Resources.

     On July 28, 2004, we filed a Current Report on Form 8-K to furnish our press release dated July 27, 2004 announcing our second quarter 2004 financial results and third quarter 2004 earnings guidance and to furnish our @NFX publication dated July 27, 2004, which included updated tables summarizing our hedging positions as of that date.

     On July 21, 2004, we filed a Current Report on Form 8-K to furnish our press release dated July 20, 2004 announcing that we had acquired all of the outstanding stock of Denbury Offshore, Inc., the subsidiary of Denbury Resources, Inc. that held all of its Gulf of Mexico assets. As a result of the acquisition, we also announced that we were increasing our 2004 production guidance.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY
Date: November 5, 2004	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002