Form 10-Q
period 2005-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2005-07-29
CIK 912750

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes ☑  No ☐

As of July 28, 2005, there were 126,728,459 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30,		December 31,
	2005		2004
ASSETS
Current assets:
Cash and cash equivalents	$58.6		$58.3
Accounts receivable	238.1		247.7
Inventories	18.6		7.8
Derivative assets	9.9		54.5
Deferred taxes	40.0		1.0
Other current assets	39.2		22.3
Total current assets	404.4		391.6
Oil and gas properties (full cost method, of which $914.9 at June 30, 2005 and $835.4 at December 31, 2004 were excluded from amortization)	6,409.3		5,907.8
Less—accumulated depreciation, depletion and amortization	(2,397.8)		(2,132.5)
	4,011.5		3,775.3

Furniture, fixtures and equipment, net	18.1		18.3
Derivative assets	18.7		55.6
Other assets	20.4		21.4
Deferred taxes	8.8		—
Goodwill	65.3		65.3
Total assets	$4,547.2		$4,327.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33.5		$32.5
Accrued liabilities	338.2		353.5
Advances from joint owners	9.9		18.0
Asset retirement obligation	19.8		22.9
Deferred taxes	—		0.1
Derivative liabilities	99.2		47.0
Total current liabilities	500.6		474.0

Other liabilities	26.6		15.8
Derivative liabilities	193.0		83.1
Long-term debt	872.1		992.4
Asset retirement obligation	203.2		194.2
Deferred taxes	607.5		551.1
Total long-term liabilities	1,902.4		1,836.6

Commitments and contingencies	—		—

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—		—
Common stock ($0.01 par value; 200,000,000 shares authorized at June 30, 2005 and December 31, 2004; 128,535,647 and 126,647,484 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	1.3		1.3
Additional paid-in capital	1,151.3		1,101.8
Treasury stock (at cost; 1,813,282 and 1,795,954 shares at June 30, 2005 and December 31, 2004, respectively)	(27.8)		(27.3)
Unearned compensation	(25.6)		(9.5)
Accumulated other comprehensive income (loss): Foreign currency translation adjustment Commodity derivatives	(1.4 (65.7	) )	2.6 0.1
Retained earnings	1,112.1		947.9
Total stockholders' equity	2,144.2		2,016.9
Total liabilities and stockholders' equity	$4,547.2		$4,327.5

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Oil and gas revenues	$445.8	$282.7	$858.9	$588.1

Operating expenses:
Lease operating	47.7	28.9	90.9	58.8
Production and other taxes	12.2	9.1	23.3	17.5
Transportation	1.9	2.0	4.2	3.4
Depreciation, depletion and amortization	140.5	105.2	276.3	211.1
General and administrative	27.7	19.0	50.5	37.6
Total operating expenses	230.0	164.2	445.2	328.4

Income from operations	215.8	118.5	413.7	259.7

Other income (expenses):
Interest expense	(18.6)	(12.0)	(36.6)	(24.5)
Capitalized interest	11.4	4.4	22.7	8.3
Commodity derivative expense	(46.3)	(5.6)	(155.2)	(17.8)
Other	1.1	0.4	1.3	1.0
	(52.4)	(12.8)	(167.8)	(33.0)

Income before income taxes	163.4	105.7	245.9	226.7

Income tax provision:
Current	21.9	25.5	38.4	56.1
Deferred	37.3	12.8	43.3	25.3
	59.2	38.3	81.7	81.4

Net income	$104.2	$67.4	$164.2	$145.3

Earnings per share:
Basic	$0.83	$0.60	$1.32	$1.30
Diluted	$0.82	$0.59	$1.29	$1.28

Weighted average number of shares outstanding for basic earnings per share	125.2	112.2	124.8	112.0

Weighted average number of shares outstanding for diluted earnings per share	127.6	114.1	127.1	113.8

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$164.2	$145.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	276.3	211.1
Deferred taxes	43.3	25.3
Stock compensation	3.7	2.0
Commodity derivative expense	151.9	9.5

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	9.5	(49.6)
Increase in inventories	(10.3)	(2.8)
(Increase) decrease in other current assets	(7.8)	18.2
(Increase) decrease in other assets	0.9	(1.4)
Increase (decrease) in accounts payable and accrued liabilities	(5.3)	43.5
Decrease in commodity derivative liabilities	(9.7)	(1.5)
Increase (decrease) in advances from joint owners	(8.2)	14.8
Increase (decrease) in other liabilities	8.4	(0.1)
Net cash provided by operating activities	616.9	414.3

Cash flows from investing activities:
Additions to oil and gas properties	(522.2)	(347.4)
Proceeds from sale of oil and gas properties	10.7	—
Additions to furniture, fixtures and equipment	(2.2)	(1.7)
Net cash used in investing activities	(513.7)	(349.1)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	473.0	385.5
Repayments of borrowings under credit arrangements	(593.0)	(446.5)
Proceeds from issuances of common stock	20.2	11.3
Purchases of treasury stock	(0.5)	(0.4)
Repurchases of secured notes	—	(2.9)
Net cash used in financing activities	(100.3)	(53.0)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	0.3

Increase in cash and cash equivalents	0.3	12.5
Cash and cash equivalents, beginning of period	58.3	15.3
Cash and cash equivalents, end of period	$58.6	$27.8

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Unearned	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity

Balance, December 31, 2004	126.6	$1.3	(1.8)	$(27.3)	$1,101.8	$(9.5)	$947.9	$2.7	$2,016.9
Issuance of common stock	1.3				20.2				20.2
Issuance of restricted stock, less amortization and cancellations	0.6				19.8	(17.9)			1.9
Treasury stock, at cost				(0.5)					(0.5)
Amortization of stock compensation						1.8			1.8
Tax benefit from exercise of stock options					9.5				9.5
Comprehensive income:
Net income							164.2		164.2
Foreign currency translation adjustment, net of tax of $2.2								(4.0)	(4.0)
Reclassification adjustments for settled hedging positions, net of tax of $10.3								(19.2)	(19.2)
Changes in fair value of outstanding hedging positions, net of tax of $25.1								(46.6)	(46.6)
Total comprehensive income									94.4
Balance, June 30, 2005	128.5	$1.3	(1.8)	$(27.8)	$1,151.3	$(25.6)	$1,112.1	$(67.1)	$2,144.2

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies:

Organization and Principles of Consolidation

We are an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. Our company was founded in 1989 and focused initially on the shallow waters of the Gulf of Mexico. Today, we have a diversified asset base. Our domestic areas of operation include the Gulf of Mexico, the onshore Gulf Coast, the Anadarko and Arkoma Basins of the Mid-Continent and the Uinta Basin of the Rocky Mountains. Internationally, we are active offshore Malaysia, in the North Sea, offshore Brazil and in China's Bohai Bay.

Our financial statements include the accounts of Newfield Exploration Company, a Delaware corporation, and its subsidiaries. We proportionately consolidate our interests in oil and gas exploration and production ventures and partnerships in accordance with industry practice. All significant intercompany balances and transactions have been eliminated. Unless otherwise specified or the context otherwise requires, all references in these notes to "Newfield,'' "we,'' "us'' or "our'' are to Newfield Exploration Company and its subsidiaries.

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

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

Common Stock Split

Following the close of trading on May 25, 2005, we completed a two-for-one split of our common stock. The split was effected by a common stock dividend. As a result, the stated par value per share of our common stock was not changed from $0.01. These financial statements and notes have been restated to retroactively reflect the stock split.

Dependence on Oil and Gas Prices

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for natural gas and oil. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices from current levels could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we may economically produce.

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

Inventories

Inventories consist primarily of tubular goods and well equipment held for use in our oil and gas operations and oil produced but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia is produced into a floating production, storage and off-loading vessel and sold periodically as a barge quantity is accumulated. The product inventory at June 30, 2005 consisted of approximately 113,000 barrels of crude oil valued at $2.3 million and at December 31, 2004 consisted of approximately 49,000 barrels of crude oil valued at $0.8 million. Cost for purposes of the carrying value of oil inventory is a combination of production costs and depreciation, depletion and amortization expense.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

The functional currency for the United Kingdom is the British pound and the functional currency for Malaysia is the Malaysian ringgit. The functional currency for all other foreign operations is the U.S. dollar. Translation adjustments resulting from translating our United Kingdom subsidiaries' British pound financial statements and our Malaysian subsidiaries' Malaysian ringgit financial statements into U.S. dollars are included as other comprehensive income on our consolidated balance sheet and statement of stockholders' equity. Gains and losses incurred on currency transactions in other than a country's functional currency are included on our consolidated statement of income.

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

The change in our ARO for the six months ended June 30, 2005 is set forth below (in millions):

Balance as of January 1, 2005	$217.1
Accretion expense	6.7
Additions	5.9
Settlements	(6.7)
Balance as of June 30, 2005	223.0
Less: Current portion	19.8
Noncurrent ARO	$203.2

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in our acquisition of Inland Resources in August 2004 and our acquisition of Primary Natural Resources (PNR) in September 2003. At June 30, 2005, $16.4 million relates to PNR and $48.9 million relates to Inland.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   Stock-Based Compensation

We account for our employee stock options using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

If the fair value based method of accounting under Financial Accounting Standards Board (FASB) Statement (SFAS) No. 123, "Accounting for Stock-Based Compensation,'' had been applied using a Black-Scholes option pricing model, our net income and earnings per common share for the three and six months ended June 30, 2005 and 2004 would have approximated the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Net income:
As reported (1)	$104.2	$67.4	$164.2	$145.3
Pro forma (2)	101.7	65.5	161.7	141.8

Basic earnings per common share —
As reported	$0.83	$0.60	$1.32	$1.30
Pro forma	0.81	0.58	1.30	1.27

Diluted earnings per common share —
As reported	$0.82	$0.59	$1.29	$1.28
Pro forma	0.80	0.57	1.27	1.25

(1)
Includes stock-based compensation costs, net of related tax effects, of $1.3 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively and $2.4 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively.

(2)
Includes stock-based compensation costs, net of related tax effects, that would have been included in the determination of net income had the fair value based method been applied, of $3.8 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively, and $4.9 million and $4.6 million for the six months ended June 30, 2005 and 2004, respectively.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123(R)).'' SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock Based Compensation,'' and supercedes APB 25. Among other items, SFAS No. 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. SFAS No. 123(R) permits companies to adopt its requirements using either a "modified prospective'' method, a "variation of the modified prospective'' method or a "modified retrospective'' method. Under the "modified prospective'' method, compensation cost is recognized in the financial statements beginning with the adoption date, based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the adoption date. Under the "variation of the modified prospective'' method, the requirements are the same as under the "modified prospective'' method except that earlier interim periods in the year of adoption are restated. Under the "modified retrospective'' method, the requirements are the same as under the "modified prospective'' method except that financial statements of previous periods are restated based on pro forma disclosures made in accordance with SFAS No. 123.

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

We will adopt SFAS No. 123(R) effective as of January 1, 2006. However, we cannot yet project the financial impact of such adoption because we have not yet determined which of the aforementioned adoption methods we will use.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Recent Accounting Developments

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 on SFAS No. 123(R). See "—Stock-Based Compensation'' above. SAB No. 107 reinforces the flexibility allowed by SFAS No. 123(R) to choose an option pricing model, provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility and provides examples and simplified approaches to determining the expected term. In April 2005, the SEC extended the date by which companies of our size are required to adopt SFAS No. 123(R) from the first reporting period beginning on or after June 15, 2005 to the first reporting period of the first fiscal year beginning on or after June 15, 2005.

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

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Income (numerator):
Net income — basic	$104.2	$67.4	$164.2	$145.3
Net income — diluted	$104.2	$67.4	$164.2	$145.3

Weighted average shares (denominator):
Weighted average shares — basic	125.2	112.2	124.8	112.0
Dilution effect of stock options and unvested restricted stock outstanding at end of period	2.4	1.9	2.3	1.8
Weighted average shares — diluted	127.6	114.1	127.1	113.8

Earnings per share:
Basic	$0.83	$0.60	$1.32	$1.30
Diluted	$0.82	$0.59	$1.29	$1.28

The calculation of shares outstanding for diluted EPS does not include the effect of outstanding stock options to purchase 0.2 million shares for the three months ended June 30, 2005 and 2004 and 0.4 and 0.3 million shares for the six months ended June 30, 2005 and 2004, respectively, because to do so would have been antidilutive.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Oil and Gas Properties:

Oil and gas properties consisted of the following at the indicated dates:

	June 30,	December 31,
	2005	2004
	(In millions)

Subject to amortization	$5,494.4	$5,072.4
Not subject to amortization:
Exploration wells in progress	42.0	59.9
Development wells in progress	95.2	38.2
Capitalized interest	55.4	39.3
Fee mineral interests	23.3	23.3
Other capital costs:
Incurred in 2005	59.2	—
Incurred in 2004	459.6	478.4
Incurred in 2003	71.1	76.9
Incurred in 2002 and prior	109.1	119.4
Total not subject to amortization	914.9	835.4
Gross oil and gas properties	6,409.3	5,907.8
Accumulated depreciation, depletion and amortization	(2,397.8)	(2,132.5)
Net oil and gas properties	$4,011.5	$3,775.3

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

As of June 30, 2005 and December 31, 2004, we excluded from the amortization base $25.7 million (which is included in costs not subject to amortization in the table above) associated with historical and future development costs for our deepwater Gulf of Mexico project known as "Glider," located at Green Canyon 247/248.

We believe that substantially all of the properties associated with costs not currently subject to amortization will be evaluated within four years except the Monument Butte Field, which was the sole producing oil and gas property of Inland Resources. See Note 9, “Acquisitions—Inland Resources Inc.” Because of its size, evaluation of the Monument Butte Field in its entirety will take significantly longer than four years. At June 30, 2005 and December 31, 2004, $328 million and $341 million, respectively, of costs associated with the Monument Butte Field were not subject to amortization.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Debt:

As of the indicated dates, our long-term debt consisted of the following:

	June 30, 2005	December 31, 2004
	(In millions)
Senior unsecured debt:
Bank revolving credit facility:
Prime rate based loans	$—	$—
LIBOR based loans (1)	—	120.0
Total bank revolving credit facility	—	120.0

7.45% Senior Notes due 2007	124.9	124.9
Fair value of interest rate swaps (2)	(1.0)	(0.6)
7 5/8% Senior Notes due 2011	174.9	174.9
Fair value of interest rate swaps (2)	—	(0.1)
Total senior unsecured notes	298.8	299.1

Total senior unsecured debt	298.8	419.1

8 3/8% Senior Subordinated Notes due 2012	248.3	248.3
6 5/8% Senior Subordinated Notes due 2014	325.0	325.0
Total long-term debt	$872.1	$992.4

(1)	At December 31, 2004, the interest rate was 3.63% for LIBOR based loans.

(2)
In September 2003, we hedged $50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011. The hedges provide for us to pay variable and receive fixed interest payments.

Credit Arrangements

On March 16, 2004, we entered into a reserve-based revolving credit facility with JPMorgan Chase Manhattan Bank, as agent. The banks participating in the facility have committed to lend us up to $600 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The calculated borrowing base is then reduced by the principal amount of any outstanding senior notes ($300 million at June 30, 2005) and 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $172.5 million at June 30, 2005). The borrowing base is redetermined at least semi-annually and, after all required adjustments, exceeded the facility amount by $175 million and therefore was limited to $600 million at June 30, 2005. No assurances can be given that the banks will not determine in the future that the borrowing base should be reduced. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on March 14, 2008.

We also have money market lines of credit with various banks in an amount limited by our credit facility to $50 million. On June 30, 2005, we had $27 million of outstanding letters of credit under our credit facility and no outstanding borrowings under our credit facility or money market lines. Consequently, at June 30, 2005, we had approximately $623 million of available capacity under our credit arrangements.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Geographic Information:

While we only have operations in the oil and gas exploration and production industry, we are organizationally structured along geographic operating segments, or divisions. Our reportable operations are the United States, the United Kingdom, Malaysia and Other International (primarily China and Brazil). For segment reporting purposes, our divisions in the United States are aggregated as one reportable segment due to similarities in their operations. The accounting policies of each of our divisions are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies."

The following tables provide the geographic operating segment information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of and for the three and six months ended June 30, 2005 and 2004. Income tax allocations have been determined based on statutory rates in the various tax jurisdictions where we have oil and gas producing activities.

	United States	United Kingdom	Malaysia	Other International	Total
			(In millions)
Three Months Ended June 30, 2005:
Oil and gas revenues	$431.1	$0.3	$14.4	$—	$445.8

Operating expenses:
Lease operating	43.8	0.2	3.7	—	47.7
Production and other taxes	11.0	—	1.2	—	12.2
Transportation	1.9	—	—	—	1.9
Depreciation, depletion and amortization	138.2	0.2	2.1	—	140.5
Allocated income taxes	82.7	—	2.8	—
Net income (loss) from oil and gas properties	$153.5	$(0.1)	$4.6	$—

General and administrative					27.7
Total operating expenses					230.0
Income from operations					215.8
Interest expense, net of interest income, capitalized interest and other					(6.1)
Commodity derivative expense					(46.3)
Income before income taxes					$163.4

Total long-lived assets	$3,859.3	$37.0	$64.3	$50.9	$4,011.5

Additions to long-lived assets	$249.0	$3.1	$10.4	$0.7	$263.2

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	United Kingdom	Malaysia	Other International	Total
			(In millions)

Three Months Ended June 30, 2004:
Oil and gas revenues	$282.1	$0.6	$—	$—	$282.7

Operating expenses:
Lease operating	28.6	0.3	—	—	28.9
Production and other taxes	9.1	—	—	—	9.1
Transportation	2.0	—	—	—	2.0
Depreciation, depletion and amortization	104.9	0.3	—	—	105.2
Allocated income taxes	48.1	—	—	—
Net income from oil and gas properties	$89.4	$—	$—	$—

General and administrative					19.0
Total operating expenses					164.2
Income from operations					118.5
Interest expense, net of interest income, capitalized interest and other					(7.2)
Commodity derivative expense					(5.6)
Income before income taxes					$105.7

Total long-lived assets	$2,490.2	$12.5	$52.0	$47.1	$2,601.8

Additions to long-lived assets	$180.4	$1.0	$52.2	$2.6	$236.2

	United States	United Kingdom	Malaysia	Other International	Total
			(In millions)
Six Months Ended June 30, 2005:
Oil and gas revenues	$833.7	$0.7	$24.5	$—	$858.9

Operating expenses:
Lease operating	84.6	0.4	5.9	—	90.9
Production and other taxes	21.6	—	1.7	—	23.3
Transportation	4.2	—	—	—	4.2
Depreciation, depletion and amortization	272.2	0.3	3.8	—	276.3
Allocated income taxes	157.9	—	5.0	—
Net income from oil and gas properties	$293.2	$—	$8.1	$—

General and administrative					50.5
Total operating expenses					445.2
Income from operations					413.7
Interest expense, net of interest income, capitalized interest and other					(12.6)
Commodity derivative expense					(155.2)
Income before income taxes					$245.9

Total long-lived assets	$3,859.3	$37.0	$64.3	$50.9	$4,011.5

Additions to long-lived assets	$480.4	$23.2	$11.8	$1.9	$517.3

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	United Kingdom	Malaysia	Other International	Total
			(In millions)

Six Months Ended June 30, 2004:
Oil and gas revenues	$586.6	$1.5	$—	$—	$588.1

Operating expenses:
Lease operating	58.3	0.5	—	—	58.8
Production and other taxes	17.5	—	—	—	17.5
Transportation	3.4	—	—	—	3.4
Depreciation, depletion and amortization	210.4	0.7	—	—	211.1
Allocated income taxes	103.9	0.1	—	—
Net income from oil and gas properties	$193.1	$0.2	$—	$—

General and administrative					37.6
Total operating expenses					328.4
Income from operations					259.7
Interest expense, net of interest income, capitalized interest and other					(15.2)
Commodity derivative expense					(17.8)
Income before income taxes					$226.7

Total long-lived assets	$2,490.2	$12.5	$52.0	$47.1	$2,601.8

Additions to long-lived assets	$329.5	$1.5	$52.3	$5.3	$388.6

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although our three-way collar contracts are effective as economic hedges of our commodity price exposure, they do not qualify for hedge accounting under SFAS No. 133. These contracts are carried at their fair value on our consolidated balance sheet under the captions "Derivative assets'' and "Derivative liabilities.'' We recognize all changes in the fair value of our three-way collar contracts on our consolidated statement of income for the period in which the change occurs under the caption "Commodity derivative expense.'' Upon realization of gains and losses on our three-way collar contracts, previously recorded unrealized gains and losses will be reversed and realized gains and losses will be recorded under the caption "Commodity derivative expense.'' We recognized realized losses on our three-way contracts for the three and six months ended June 30, 2005 and 2004 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

Gas	$—	$3.7	$—	$3.7
Oil	1.0	3.2	3.3	4.6
Total	$1.0	$6.9	$3.3	$8.3

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

On the date we enter into a derivative contract, we determine whether the derivative qualifies for hedge accounting under SFAS No. 133. After-tax changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded under the caption "Accumulated other comprehensive income (loss) — Commodity derivatives'' on our consolidated balance sheet until the sale of the hedged oil and gas production. Upon the sale of the hedged production, the net after-tax change in the fair value of the associated derivative recorded under the caption "Accumulated other comprehensive income (loss) — Commodity derivatives'' is reversed and the gain or loss on the hedge, to the extent that it is effective, is reported in "Oil and gas revenues'' on our consolidated statement of income. At June 30, 2005, we had a net $65.7 million after-tax loss recorded under the caption "Accumulated other comprehensive income (loss) — Commodity derivatives.'' We expect hedged production associated with commodity derivatives accounting for a net loss of approximately $57.4 million to be sold within the next 12 months and hedged production associated with a remaining net loss of approximately $8.3 million to be sold thereafter. The actual gain or loss on these commodity derivatives could vary significantly as a result of changes in market conditions and other factors.

Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is reported currently each period under the caption "Commodity derivative expense'' on our consolidated statement of income.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas

As of June 30, 2005, we had entered into derivative contracts that qualify as cash flow hedges with respect to our future natural gas production as follows:

		NYMEX Contract Price Per MMBtu							Estimated
			Collars						Fair Value
		Swaps	Floors		Ceiling		Floor Contracts		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	(In millions)

July 2005 - September 2005
Price swap contracts	11,806	$6.40	—	—	—	—	—	—	$ (7.8)
Collar contracts	18,495	—	$3.50 - $6.24	$5.74	$4.16 - $9.00	$7.87	—	—	(2.6)
Floor contracts	10,800	—	—	—	—	—	$5.50 - $6.50	$5.84	0.4
October 2005 - December 2005
Price swap contracts	7,225	6.08	—	—	—	—	—	—	(10.3)
Collar contracts	7,995	—	3.50 - 6.24	5.69	4.16 - 10.00	8.19	—	—	(2.8)
Floor contracts	5,800	—	—	—	—	—	5.50 - 7.50	6.47	1.4
January 2006 - March 2006
Collar contracts	2,400	—	5.80	5.80	10.00	10.00	—	—	(1.6)
Floor contracts	5,100	—	—	—	—	—	7.50 - 7.65	7.55	2.6
									$ (20.7)

As of June 30, 2005, we also had entered into three-way collar contracts with respect to our future natural gas production as set forth in the table below. These contracts do not qualify for hedge accounting.

		NYMEX Contract Price Per MMBtu						Estimated
				Collars				Fair Value
		Additional Put		Floors		Ceilings		Asset
	Volume in		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Range	Average	Range	Average	Range	Average	(In millions)

July 2005 - September 2005
3-Way collar contracts	6,150	$4.50 - $5.15	$4.86	$5.50 - $6.15	$5.86	$7.45 - $7.60	$7.50	$ (0.6)
October 2005 - December 2005
3-Way collar contracts	6,350	4.50 - 6.50	5.38	5.50 - 7.50	6.48	7.45 - 14.50	10.64	(0.3)
January 2006 - March 2006
3-Way collar contracts	8,850	4.50 - 7.00	5.96	6.00 - 8.00	7.06	10.00 - 14.50	12.12	(1.6)
								$ (2.5)

Oil

As of June 30, we had entered into derivative contracts that qualify as cash flow hedges with respect to our future oil production as follows:

		NYMEX Contract Price Per Bbl					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	(In millions)

July 2005 - September 2005
Price swap contracts	635	$33.25	—	—	—	—	$ (15.5)
Collar contracts	681	—	$35.60 - $45.00	$40.20	$48.00 - $64.00	$57.45	(3.1)
October 2005 - December 2005
Price swap contracts	635	33.25	—	—	—	—	(16.3)
Collar contracts	681	—	35.60 - 45.00	40.20	48.00 - 64.00	57.45	(4.5)
January 2006 - December 2006
Price swap contracts	1,534	31.64	—	—	—	—	(40.5)
Collar contracts	300	—	50.00	50.00	73.90 - 74.00	73.96	0.1
January 2007 - July 2007
Price swap contracts	240	27.00	—	—	—	—	(7.0)
							$ (86.8)

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2005, we also had entered into three-way collar contracts with respect to our future oil production as set forth in the table below. These contracts do not qualify for hedge accounting.

		NYMEX Contract Price Per Bbl						Estimated
				Collars				Fair Value
		Additional Put		Floors		Ceilings		Asset
	Volume in		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Range	Average	Range	Average	Range	Average	(In millions)

July 2005 - September 2005
3-Way collar contracts	304	$30.00 - $40.00	$33.95	$35.00 - $46.00	$39.60	$49.00 - $51.25	$50.08	$ (2.5)
October 2005 - December 2005
3-Way collar contracts	304	30.00 - 40.00	33.95	35.00 - 46.00	39.60	49.00 - 51.25	50.08	(3.1)
January 2006 - December 2006
3-Way collar contracts	1,306	30.00 - 45.00	33.45	35.00 - 55.00	39.81	50.50 - 80.00	58.23	(10.0)
January 2007 - December 2007
3-Way collar contracts	2,920	25.00 - 29.00	26.50	32.00 - 35.00	33.00	44.70 - 52.80	50.19	(32.9)
January 2008 - December 2008
3-Way collar contracts	3,294	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(35.3)
January 2009 - December 2009
3-Way collar contracts	3,285	25.00 - 30.00	27.00	32.00 - 36.00	33.33	50.00 - 54.55	50.62	(33.8)
January 2010 - December 2010
3-Way collar contracts	3,645	25.00 - 32.00	28.60	32.00 - 38.00	34.90	50.00 - 53.50	51.52	(35.0)
								$ (152.6)

8.   Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:

	June 30, 2005	December 31, 2004
	(In millions)

Revenue payable	$101.5	$108.7
Accrued capital costs	69.6	100.4
Accrued lease operating expense	22.9	25.9
Employee incentive expense	44.5	44.9
Accrued interest on notes	21.4	22.2
Taxes payable	30.5	14.4
Deferred acquisition payments	21.3	17.0
Other	26.5	20.0
Total accrued liabilities	$338.2	$353.5

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.   Acquisitions:

Malaysia PSCs

In May 2004, we entered into production sharing contracts, or PSCs, with Malaysia's state-owned oil company with respect to two offshore blocks. The consideration for our interests was comprised of a one-time reimbursement of sunk costs of $38.5 million, a deferred payment of $10.5 million and exploration commitments of $30.5 million. The reimbursement of the sunk costs was financed through cash on hand and borrowings under our credit arrangements.

In June 2005, we entered into a PSC with respect to another block, PM 323, offshore Malaysia. We will operate the block with a 60% interest. The PSC covers approximately 335,000 acres in the Malay Basin and is located approximately 40 miles from our existing acreage in PM 318. The consideration for our interest was comprised of a deferred payment of $8 million and a $97 million (net to our interest in the PSC) development and exploration commitment over the next five years.

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

Pro Forma Results

The unaudited pro forma results presented below for the three and six months ended June 30, 2004 have been prepared to give effect to our 2004 acquisitions and the issuance of our common stock and notes on our results of operations under the purchase method of accounting as if they had been consummated on January 1, 2004. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if these acquisitions had in fact occurred on such date or to project our results of operations for any future period.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Unaudited) (In millions, except per share data)
Pro forma:
Revenue	$327.3	$672.7
Income from operations	134.6	289.1
Net income	81.2	170.5
Basic earnings per share	$0.66	$1.39
Diluted earnings per share	$0.65	$1.37

10.   Income Taxes:

In 2004, we recorded a valuation allowance of $7.8 million for a United Kingdom deferred tax asset related to a net operating loss (NOL) carryforward. During the first quarter of 2005, as a result of a substantial increase in estimated future taxable income resulting from our Grove discovery in the U.K. North Sea, the entire valuation allowance was reversed.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.   Floating Production System and Pipelines:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in the exploration, development and acquisition of crude oil and natural gas properties. Our domestic areas of operation include the Gulf of Mexico, the onshore Gulf Coast, the Anadarko and Arkoma Basins of the Mid-Continent and the Uinta Basin of the Rocky Mountains. Internationally, we are active offshore Malaysia, in the North Sea, offshore Brazil and in China's Bohai Bay.

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

Other Factors. Please see "Other Factors Affecting Our Business and Financial Results'' in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions.

Results of Operations

In May 2004, we entered into production sharing contracts, or PSCs, with Malaysia’s state-owned oil company with respect to two offshore blocks. Liftings of oil production began during the third quarter of 2004. Prior thereto, our producing international operations consisted of one field in the U.K. North Sea. In June 2005, we sold our producing U.K. property.

Revenues. Our revenues are derived from the sale of our oil and gas production, which is net of the effects of the settlement of qualifying hedging contracts associated with our production. Settlement of our three-way collar contracts, which do not qualify for hedge accounting under SFAS No. 133, has no effect on our reported revenues. Our revenues may vary significantly from period to period as a result of changes in commodity prices or production volumes. Oil and gas revenues for the second quarter of 2005 were 58% higher than the comparable period of 2004 due to higher commodity prices and higher production. Oil and gas revenues for the first six months of 2005 were 46% higher than the same period of the prior year also due to higher commodity prices and higher production.

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Production (1):
United States:
Natural gas (Bcf)	53.3	47.3	13%	104.5	95.2	10%
Oil and condensate (MBbls)	2,044	1,422	44%	4,084	2,967	38%
Total (Bcfe)	65.6	55.8	18%	129.0	113.0	14%
International:
Natural gas (Bcf)	0.1	0.2	(50%)	0.1	0.3	(67%)
Oil and condensate (MBbls)	277	—	N/M(3)	508	2	N/M(3)
Total (Bcfe)	1.7	0.2	N/M(3)	3.2	0.3	N/M(3)
Total:
Natural gas (Bcf)	53.4	47.5	12%	104.6	95.5	10%
Oil and condensate (MBbls)	2,321	1,422	63%	4,592	2,969	55%
Total (Bcfe)	67.3	56.0	20%	132.2	113.3	17%

Average Realized Prices (2):
United States:
Natural gas (per Mcf)	$ 6.41	$ 4.92	30%	$ 6.32	$ 5.13	23%
Oil and condensate (per Bbl)	43.24	34.64	25%	42.07	33.26	26%
Natural gas equivalent (per Mcfe)	6.56	5.05	30%	6.45	5.19	24%
International:
Natural gas (per Mcf)	$ 5.35	$ 3.87	38%	$ 5.15	$ 3.95	30%
Oil and condensate (per Bbl)	51.95	—	N/M(3)	48.27	36.50	32%
Natural gas equivalent (per Mcfe)	8.55	3.79	126%	7.92	4.02	97%
Total:
Natural gas (per Mcf)	$ 6.41	$ 4.92	30%	$ 6.32	$ 5.12	23%
Oil and condensate (per Bbl)	44.28	34.65	28%	42.76	33.26	29%
Natural gas equivalent (per Mcfe)	6.61	5.05	31%	6.49	5.19	25%

(1)	Represents volumes sold regardless of when produced.

(2)
Average realized prices include the effects of hedging other than our three-way collar contracts, which do not qualify for hedge accounting under SFAS No. 133. Had we included the effect of these contracts, our average realized price for total gas would have been unchanged for the second quarter and six months ended June 30, 2005 and $4.84 per Mcf for the second quarter of 2004 and $5.08 per Mcf for the six months ended June 30, 2004. Our total oil and condensate average realized price would have been $43.86 per Bbl and $32.42 per Bbl for the second quarter of 2005 and 2004, respectively, and $42.05 per Bbl and $31.69 per Bbl for the six months ended June 30, 2005 and 2004, respectively.

(3)
Not meaningful because our international activity prior to entering into our Malaysian PSCs in May 2004 consisted of only minimal production from one field in the U.K. North Sea. We sold that field in June 2005.

Production. Our total oil and gas production (stated on a natural gas equivalent basis) for the second quarter and six months ended June 30, 2005 increased 20% and 17%, respectively, over the comparable periods of 2004. The increase primarily was the result of our Oklahoma property and Denbury Offshore acquisitions in July 2004, the Inland Resources acquisition in August 2004, liftings in Malaysia and successful drilling efforts. These increases were partially offset by natural field declines.

Natural Gas. Our second quarter and first six months of 2005 natural gas production increased 12% and 10%, respectively, when compared to the same periods of 2004. The increase primarily was the result of our Oklahoma property and Denbury Offshore acquisitions and successful drilling efforts, partially offset by natural field declines.

Crude Oil and Condensate. Our second quarter and first half of 2005 oil and condensate production increased 63% and 55%, respectively, when compared to the same periods of 2004 primarily due to liftings in Malaysia and the acquisition of Inland Resources in the third quarter of 2004, partially offset by natural field declines.

Effects of Hedging on Realized Prices. The following table presents information about the effects of our hedging program on realized prices.

	Average		Ratio of
	Realized Prices		Hedged to
	With Hedge(1)	Without Hedge	Non-Hedged Price(2)
Natural Gas:
Three months ended June 30, 2005	$ 6.41	$ 6.55	98%
Three months ended June 30, 2004	4.92	5.49	90%
Six months ended June 30, 2005	6.32	6.31	100%
Six months ended June 30, 2004	5.12	5.47	94%

Crude Oil and Condensate:
Three months ended June 30, 2005	$ 44.28	$ 50.27	88%
Three months ended June 30, 2004	34.65	37.27	93%
Six months ended June 30, 2005	42.76	48.74	88%
Six months ended June 30, 2004	33.26	35.78	93%

(1)
Average realized prices include the effects of hedging other than our three-way collar contracts, which do not qualify for hedge accounting under SFAS No. 133. Had we included the effect of these contracts, our average realized price for total gas would have been unchanged for the second quarter and six months ended June 30, 2005 and $4.84 per Mcf for the second quarter of 2004 and $5.08 per Mcf for the six months ended June 30, 2004. Our total oil and condensate average realized price would have been $43.86 per Bbl and $32.42 per Bbl for the second quarter of 2005 and 2004, respectively, and $42.05 per Bbl and $31.69 per Bbl for the six months ended June 30, 2005 and 2004, respectively.

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

The following table presents information about our operating expenses for the second quarter of 2005 and 2004.

	Unit-of-Production (Per Mcfe)			Amount (In millions)
	Three Months Ended		Percentage	Three Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
United States:
Lease operating	$0.67	$0.51	31%	$43.8	$28.7	53%
Production and other taxes	0.17	0.16	6%	11.0	9.1	21%
Transportation	0.03	0.03	—	1.9	2.0	(5%)
Depreciation, depletion and amortization	2.11	1.88	12%	138.3	104.9	32%
General and administrative	0.41	0.33	24%	26.9	18.5	45%
Total operating expenses	$3.39	$2.91	16%	$221.9	$163.2	36%
International:
Lease operating	$2.28	$1.56	N/M(1)	$3.9	$0.2	N/M(1)
Production and other taxes	0.68	—	N/M(1)	1.2	—	N/M(1)
Depreciation, depletion and amortization	1.31	1.85	N/M(1)	2.2	0.3	N/M(1)
General and administrative	0.46	3.29	N/M(1)	0.8	0.5	N/M(1)
Total operating expenses	$4.73	$6.70	N/M(1)	$8.1	$1.0	N/M(1)
Total:
Lease operating	$0.71	$0.52	37%	$47.7	$28.9	65%
Production and other taxes	0.18	0.16	13%	12.2	9.1	34%
Transportation	0.03	0.03	—	1.9	2.0	(5%)
Depreciation, depletion and amortization	2.09	1.88	11%	140.5	105.2	34%
General and administrative	0.41	0.34	21%	27.7	19.0	46%
Total operating expenses	$3.42	$2.93	17%	$230.0	$164.2	40%

(1)
Not meaningful because our international activity prior to entering into our Malaysian PSCs in May 2004 consisted of only minimal production from one field in the U.K. North Sea. We sold that field in June 2005.

Domestic Operations. Our domestic operating expenses for the second quarter of 2005, stated on an Mcfe basis, increased 16% over the same period of 2004. This increase was primarily related to the following items:

•	Lease operating expense (LOE), on an Mcfe basis, increased as a result of higher operating costs, well workover activity and natural field declines in our Gulf of Mexico properties.

•
Production and other taxes, on an Mcfe basis, increased due to higher commodity prices and an increase in our production volumes subject to production taxes as a result of our acquisition of Inland Resources and increased production in the Mid-Continent and onshore Gulf Coast.

•
The increase in our depreciation, depletion and amortization (DD&A) rate resulted from higher cost reserve additions during 2004 and the first half of 2005. The component of DD&A associated with accretion expense related to SFAS No. 143 was $0.05 per Mcfe for the second quarter of 2005 and $0.04 per Mcfe for the second quarter of 2004. The component of DD&A associated with furniture, fixture and equipment was $0.02 per Mcfe for the second quarter of 2005 and 2004.

•
The increase in general and administrative (G&A) expense, on an Mcfe basis, was primarily due to growth in our domestic workforce as a result of acquisitions and an increase in incentive compensation as a result of higher adjusted net income (as defined in our incentive compensation plan) in the second quarter of 2005 as compared to the prior year. Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. During the second quarter of 2005, we capitalized $10.2 million of direct internal costs compared to $8.4 million in the second quarter of 2004.

International Operations. In May 2004, we entered into PSCs with Malaysia’s state-owned oil company with respect to two offshore blocks. Liftings of oil production began during the third quarter of 2004. Prior thereto, our producing international operations consisted of only one field in the U.K. North Sea. Therefore, the majority of the activity and the associated changes in LOE, production and other taxes and DD&A for the second quarter of 2005 relates to our Malaysian operations. G&A expense is primarily associated with our U.K. North Sea operations.

The following table presents information about our operating expenses for the first six months of 2005 and 2004.

	Unit-of-Production (Per Mcfe)			Amount (In millions)
	Six Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
United States:
Lease operating	$0.66	$0.52	27%	$84.6	$58.3	45%
Production and other taxes	0.17	0.15	13%	21.6	17.5	23%
Transportation	0.03	0.03	—	4.2	3.4	24%
Depreciation, depletion and amortization	2.11	1.86	13%	272.1	210.4	29%
General and administrative	0.38	0.33	15%	49.2	36.8	34%
Total operating expenses	$3.35	$2.89	16%	$431.7	$326.4	32%
International:
Lease operating	$1.97	$1.33	N/M(1)	$6.3	$0.5	N/M(1)
Production and other taxes	0.55	—	N/M(1)	1.7	—	N/M(1)
Depreciation, depletion and amortization	1.30	1.70	N/M(1)	4.2	0.7	N/M(1)
General and administrative	0.43	2.02	N/M(1)	1.3	0.8	N/M(1)
Total operating expenses	$4.25	$5.05	N/M(1)	$13.5	$2.0	N/M(1)
Total:
Lease operating	$0.69	$0.52	33%	$90.9	$58.8	55%
Production and other taxes	0.18	0.15	20%	23.3	17.5	33%
Transportation	0.03	0.03	—	4.2	3.4	24%
Depreciation, depletion and amortization	2.09	1.86	12%	276.3	211.1	31%
General and administrative	0.38	0.33	15%	50.5	37.6	34%
Total operating expenses	$3.37	$2.89	17%	$445.2	$328.4	36%

(1)
Not meaningful because our international activity prior to entering into our Malaysian PSCs in May 2004 consisted of only minimal production from one field in the U.K. North Sea. We sold that field in June 2005.

Domestic Operations. Our domestic operating expenses for the first six months of 2005, stated on an Mcfe basis, increased 15% over the same period of 2004. This increase was primarily related to the following items:

•	LOE, on an Mcfe basis, increased as a result of higher operating costs, well workover activity and natural field declines in our Gulf of Mexico properties.

•
Production and other taxes, on an Mcfe basis, increased due to higher commodity prices and an increase in our production volumes subject to production taxes as a result of our acquisition of Inland Resources and increased production in the Mid-Continent and onshore Gulf Coast.

•
The increase in our DD&A rate resulted from higher cost reserve additions during 2004 and the first half of 2005. The component of DD&A associated with accretion expense related to SFAS No. 143 was $0.05 per Mcfe for the first six months of 2005 and $0.04 per Mcfe for the first six months of 2004. The component of DD&A associated with furniture, fixture and equipment was $0.02 per Mcfe for the first six months of 2005 and 2004.

•
The increase in G&A expense, on an Mcfe basis, was primarily due to growth in our domestic workforce as a result of acquisitions and an increase in incentive compensation as a result of higher adjusted net income (as defined in our incentive compensation plan) in the first six months of 2005 as compared to the prior year. Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. During the first six months of 2005, we capitalized $19.3 million of direct internal costs compared to $14.0 million in the first six months of 2004.

International Operations. In May 2004, we entered into PSCs with Malaysia’s state-owned oil company with respect to two offshore blocks. Liftings of oil production began during the third quarter of 2004. Prior thereto, our producing international operations consisted of only one field in the U.K. North Sea. Therefore, the majority of the activity and the associated changes in LOE, production and other taxes and DD&A for the first six months of 2005 relates to our Malaysian operations. G&A expense is primarily associated with our U.K. North Sea operations.

Interest Expense. The following table presents information about our interest expense for the second quarter of 2005 and the first six months of 2005 compared to the same periods of the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In millions)

Gross interest expense	$18.6	$12.0	$36.6	$24.5
Capitalized interest	(11.4)	(4.4)	(22.7)	(8.3)
Total interest expense	$7.2	$7.6	$13.9	$16.2

Gross Interest Expense. The components of gross interest expense for the second quarter and the first six months of 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In millions)

Credit arrangements	$1.2	$0.6	$2.5	$1.4
Senior and senior subordinated notes	16.9	11.3	33.7	22.7
Interest rate swaps	(0.1)	(0.7)	(0.4)	(1.2)
Other	0.6	0.8	0.8	1.6
Gross interest expense	$18.6	$12.0	$36.6	$24.5

Average outstanding borrowings under our credit arrangements during the six months ended June 30, 2005 were about 23% higher than during the same period of 2004 and the weighted average interest rate was higher during the second quarter of 2005 compared to the same period of 2004. During the second half of 2004, we financed the cash consideration for our Oklahoma property and Denbury Offshore acquisitions (approximately $226 million) primarily with borrowings under our credit arrangements. In addition, in August 2004, we issued $325 million principal amount of our 6 5/8% Senior Subordinated Notes due 2014 in connection with our acquisition of Inland Resources.

Capitalized Interest. We capitalize interest with respect to unproved properties. Interest capitalized in the second quarter and first half of 2005 increased over the same periods of 2004 primarily due to an increase in our unproved property base as a result of our acquisition of Inland Resources.

Commodity Derivative Expense. The following table presents information about the components of commodity derivative expense for the second quarter of 2005 and the first six months of 2005 compared to the same periods of the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In millions)
Cash flow hedges:
Hedge ineffectiveness	$2.8	$0.4	$(6.2)	$(0.5)
Three-way collar contracts:
Unrealized gain (loss) due to changes in fair market value	(48.1)	0.9	(145.7)	(9.0)
Realized (loss) on settlement	(1.0)	(6.9)	(3.3)	(8.3)
Total commodity derivative (expense)	$(46.3)	$(5.6)	$(155.2)	$(17.8)

Hedge ineffectiveness is associated with our hedging contracts that qualify for hedge accounting under SFAS No. 133. The unrealized loss associated with our three-way collar contracts represents changes in the fair market value of our open three-way collar contracts (which do not qualify for hedge accounting).

Taxes. The effective tax rate for the second quarter of 2005 and 2004 was 36.2%. The effective tax rates for the first six months of 2005 and 2004 were 33.2% and 35.9%, respectively. The effective tax rate for the first six months of 2005 was less than the federal statutory tax rate because the $7.8 million valuation allowance on our U.K. net operating loss carryforwards was reversed because of a substantial increase in estimated future taxable income as a result of our Grove discovery in the U.K. North Sea. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing and amount of future production and future operating expenses and capital costs.

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

We establish a capital budget at the beginning of each calendar year based on expected cash flow from operations for that year. In the past, we often have revised our capital budget upward several times during the year as a result of acquisitions or successful drilling. Because of the nature of the properties we own, a substantial majority of our capital budget is discretionary. In June 2005, we increased our full-year 2005 capital budget as a result of the development of recent discoveries and higher oilfield service costs.

Credit Arrangements. We have a reserve-based revolving credit facility with JPMorgan Chase Manhattan Bank, as agent. The banks participating in the facility have committed to lend us up to $600 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The calculated borrowing base is then reduced by the principal amount of any outstanding senior notes ($300 million at July 29, 2005) and 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $172.5 million at July 29, 2005). The borrowing base is redetermined at least semi-annually and, after all required adjustments, exceeded the facility amount by $175 million and therefore was limited to $600 million at July 29, 2005. No assurances can be given that the banks will not determine in the future that the borrowing base should be reduced. The facility matures on March 14, 2008.

We also have money market lines of credit with various banks in an amount limited by our credit facility to $50 million. At July 29, 2005, we had $52 million of outstanding letters of credit under our credit facility and no outstanding borrowings under our credit facility or money market lines. Consequently, at July 29, 2005, we had approximately $598 million of available capacity under our credit arrangements.

Working Capital. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. Generally, we use excess cash to pay down borrowings under our credit arrangements. As a result, we often have a working capital deficit or a relatively small amount of positive working capital. We had a working capital deficit of $96.2 million as of June 30, 2005. This compares to a working capital deficit of $82.4 million as of December 31, 2004. Our working capital also is affected by fluctuations in the fair value of our commodity derivative instruments. As of June 30, 2005, we had a net short-term derivative liability of $89.3 million compared to a net short-term derivative asset of $7.5 million at December 31, 2004.

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

Our net cash flow from operations was $616.9 million for the six months ended June 30, 2005, a 49% increase over the same period of the prior year. The increase was due to a 25% increase in our realized oil and gas prices (on a natural gas equivalent basis), a 17% increase in production volumes primarily due to our acquisitions during 2004 offset by increased working capital requirements during the first half of 2005.

Capital Expenditures. Our capital spending for the first six months of 2005 was $517 million. This includes $334 million in domestic development, $90 million in domestic exploration, $56 million in other domestic leasehold activity and $37 million internationally. Our capital spending for the first six months of 2004 was $389 million.

Our current budget for capital spending in 2005 is $1.2 billion. Approximately 27% of the budget is allocated to the Gulf of Mexico (including the traditional shelf, the deep shelf and deepwater), 62% to the onshore U.S. and the remainder to international projects. We anticipate that our current capital expenditure budget for 2005 will be fully funded from cash flows from operations. To the extent that cash receipts during the year are slower than capital needs, we will make up the shortfall with borrowings under our credit arrangements. Actual levels of capital expenditures may vary significantly due to many factors, including the extent to which proved properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. Historically, we have completed several acquisitions of varying sizes each year. Depending on the timing of an acquisition, we may spend additional capital during the year of the acquisition for drilling and development activities on the acquired properties.

Cash Flows from Financing Activities. Net cash flow used in financing activities for the first half of 2005 was $100.3 million compared to $53.0 million of net cash flow used in financing activities for the same period of 2004. During the first half of 2005, we repaid a net $120 million under our credit arrangements and received proceeds of $20.2 million from the issuance of shares of our common stock. During the first half of 2004, we repaid a net $61.0 million under our credit arrangements and received proceeds of $11.3 million from the issuance of shares of our common stock.

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

While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. We believe there is no material basis risk with respect to our natural gas price hedging contracts because substantially all of our hedged natural gas production is sold at market prices that historically have had a high positive correlation to the settlement price. Because substantially all of our oil production is sold at current market prices that historically have had a high positive correlation to the NYMEX West Texas Intermediate (WTI) price, we believe that we have no material basis risk with respect to these transactions. The price we receive for our Gulf Coast production typically averages about $2 per barrel below the WTI price. The price we receive for our production in the Rocky Mountains averages about $3 per barrel below the WTI price. Oil production from the Mid-Continent typically sells at a $1.00 - $1.50 per barrel discount to WTI. Oil production from Malaysia typically sells at Tapis, or about the same as WTI.

In 2003, we began to utilize three-way collar derivative contracts as part of our risk management program. Although our three-way collar contracts are effective as economic hedges of our commodity price exposure, they do not qualify for hedge accounting under SFAS No. 133.

Please see the discussion and tables in Note 7, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to our hedging program and a listing of open contracts as of June 30, 2005 and the fair value of those contracts as of that date.

Between June 30, 2005 and July 27, 2005, we entered into additional natural gas derivative contracts that qualify as cash flow hedges per the table below:

		NYMEX Contract Price Per MMBtu
		Swaps	Floor Contracts
	Volume in	(Weighted		Weighted
Period and Type of Contract	MMMBtus	Average)	Range	Average

October 2005 - December 2005
Price swap contracts	2,400	$ 8.84	$ —	$ —
Floor contracts	1,000	—	7.50	7.50
January 2006 - December 2006
Price swap contracts	5,100	8.95	—	—

Between June 30, 2005 and July 27, 2005, we entered into additional oil derivative contracts that qualify as cash flow hedges per the table below:

		NYMEX Contract Price Per Bbl
		Swaps
	Volume in	(Weighted
Period and Type of Contract	MBbls	Average)

January 2006 - December 2006
Price swap contracts	730	$ 62.50

Between June 30, 2005 and July 27, 2005, we entered into additional oil three-way collar contracts as set forth in the table below. These contracts do not qualify for hedge accounting.

		NYMEX Contract Price Per Bbl
				Collars
		Additional Put		Floors		Ceilings
	Volume in		Weighted		Weighted		Weighted
Period and Type of Contract	MBbls	Range	Average	Range	Average	Range	Average

January 2006 - December 2006
3-Way collar contracts	485	$50.00	$50.00	$60.00	$60.00	$74.50 - $75.00	$74.78
January 2007 - December 2007
3-Way collar contracts	365	45.00	45.00	55.00	55.00	81.00 - 82.00	81.50

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123(R))." SFAS No. 123(R) requires companies to recognize on their income statement the cost of employee services received in exchange for stock options and other equity awards based on the fair value of such awards on the date of grant. We will adopt the provisions of this pronouncement on January 1, 2006. We have not completed our evaluation of the impact of SFAS No. 123(R) on our financial statements.

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

Oil and Gas Prices

We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months as part of our risk management program. In the case of acquisitions, we may hedge acquired production for a longer period. We use hedging to reduce price volatility, help ensure that we have adequate cash flow to fund our capital programs and manage price risks and returns on some of our acquisitions and drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. For a further discussion of our hedging activities, see the information under the caption "Oil and Gas Hedging'' in Item 2 of this report.

Interest Rates

At June 30, 2005, our long-term debt was comprised of:

	Fixed Rate Debt	Variable Rate Debt
	(In millions)

Bank revolving credit facility	$—	$—
7.45% Senior Notes due 2007(1)	75	50
7 5/8% Senior Notes due 2011(1)	125	50
8 3/8% Senior Subordinated Notes due 2012	250	—
6 5/8% Senior Subordinated Notes due 2014	325	—
Total long-term debt	$775	$100

(1)
As of June 30, 2005, $50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011 were subject to interest rate swaps. These swaps provide for us to pay variable and receive fixed interest payments, and are designated as fair value hedges of a portion of our outstanding senior notes.

       We consider our interest rate exposure to be minimal because a substantial majority (about 89% as of June 30, 2005) of our long-term debt obligations, after taking into account our interest rate swap agreements, were at fixed rates.

Foreign Currency Exchange Rates

Our operations in the U.K. and Malaysia use the British pound and the Malaysian ringgit, respectively, as their functional currency. The functional currency for all other foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country's functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at June 30, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, to determine whether any changes occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We have been named as a defendant in certain lawsuits in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our equity securities during the six months ended June 30, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under The Plans or Programs

January 1 - January 31, 2005	—	—	—	—
February 1 - February 28, 2005	17,222	$ 32.68	—	—
March 1 - March 31, 2005	—	—	—	—
April 1 - April 30, 2005	—	—	—	—
May 1 - May 31, 2005	106	$ 35.33	—	—
June 1 - June 30, 2005	—	—	—	—

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

 Item 4. Submission of Matters to a Vote of Security Holders

At the May 5, 2005 Annual Meeting of Stockholders, our stockholders voted on two matters. As of the March 14, 2005 record date, 63,108,184 shares of common stock were outstanding and entitled to vote at the meeting.

(1)	Election of Thirteen Directors:

Our stockholders elected the thirteen nominees for director by the following vote:

Nominee Elected	For	Withheld

David A. Trice	46,582,779	1,446,731
David F. Schaible	47,286,036	743,474
Howard H. Newman	46,917,837	1,111,673
Thomas G. Ricks	47,286,595	742,915
Dennis R. Hendrix	47,578,201	451,309
C. E. Shultz	47,227,624	801,886
Philip J. Burguieres	47,414,431	615,079
John Randolph Kemp III	47,666,909	362,601
J. Michael Lacey	47,667,414	362,096
Joseph H. Netherland	47,666,856	362,654
J. Terry Strange	47,457,538	571,972
Pamela J. Gardner	47,665,676	363,834
Juanita F. Romans	47,666,928	362,582

(2)	Ratification of Appointment of Independent Public Accountants:

Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2005 by the following vote:

For	Against	Abstentions and Broker Non-Votes

47,695,897	330,836	2,177

Item 5. Other Information

On July 28, 2005, our board of directors adopted Amendment No. 2 to our Restated Bylaws. Amendment No. 2 amended Article II, Section 2 of our Restated Bylaws by deleting the words “Required Vote for Stockholder Action” from the title of such Section and by deleting the words “and the affirmative vote of the holders of a majority of such stock so present or represented at any such meeting at which a quorum is present and entitled to vote on the subject matter being considered shall constitute the act of the stockholders” from the first sentence of such Section. A copy of Amendment No. 2 has been filed as an exhibit to this report.

Also on July 28, 2005, our board of directors authorized our company to enter into indemnification agreements with each of our directors and executive officers. A copy of the form of such agreement has been filed as an exhibit to this report. Pursuant to these agreements, we agree to provide customary indemnification to our directors and executive officers in connection with their service as a director or officer of our company or in connection with their service at our request in any other capacity for any other person, entity or otherwise.

Item 6.  Exhibits

(a)	Exhibits:

	Exhibit Number	Description

	3.1	Amendment No. 2 to Restated Bylaws of Newfield

	10.1	Form of Indemnification Agreement between Newfield and each of its directors and executive officers

	31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: July 29, 2005	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amendment No. 2 to Restated Bylaws of Newfield

10.1	Form of Indemnification Agreement between Newfield and each of its directors and executive officers

31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002