Form 10-Q
period 2005-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2005-10-28
CIK 912750

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☑  No ☐

As of October 27, 2005, there were 127,234,640 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)
	September 30,		December 31,
	2005		2004
ASSETS
Current assets:
Cash and cash equivalents	$ 102.3		$ 58.3
Accounts receivable	259.4		247.7
Inventories	19.6		7.8
Derivative assets	2.9		54.5
Deferred taxes	129.6		1.0
Other current assets	47.4		22.3
Total current assets	561.2		391.6
Oil and gas properties (full cost method, of which $957.1 at September 30, 2005 and $835.4 at December 31, 2004 were excluded from amortization)	6,690.6		5,907.8
Less—accumulated depreciation, depletion and amortization	(2,520.3)		(2,132.5)
	4,170.3		3,775.3

Furniture, fixtures and equipment, net	19.0		18.3
Derivative assets	20.5		55.6
Other assets	20.3		21.4
Deferred taxes	9.0		—
Goodwill	62.3		65.3
Total assets	$ 4,862.6		$ 4,327.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 35.3		$ 32.5
Accrued liabilities	357.2		353.5
Advances from joint owners	23.6		18.0
Asset retirement obligation	16.8		22.9
Deferred taxes	—		0.1
Derivative liabilities	325.6		47.0
Total current liabilities	758.5		474.0

Other liabilities	25.3		15.8
Derivative liabilities	242.6		83.1
Long-term debt	870.1		992.4
Asset retirement obligation	207.8		194.2
Deferred taxes	651.7		551.1
Total long-term liabilities	1,997.5		1,836.6

Commitments and contingencies	—		—

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—		—
Common stock ($0.01 par value; 200,000,000 shares authorized at September 30, 2005 and December 31, 2004; 129,031,622 and 126,647,484 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	1.3		1.3
Additional paid-in capital	1,164.6		1,101.8
Treasury stock (at cost; 1,814,182 and 1,795,954 shares at September 30, 2005 and December 31, 2004, respectively)	(27.9)		(27.3)
Unearned compensation	(24.5)		(9.5)
Accumulated other comprehensive income (loss): Foreign currency translation adjustment Commodity derivatives	(1.9 (116.9	) )	2.6 0.1
Retained earnings	1,111.9		947.9
Total stockholders' equity	2,106.6		2,016.9
Total liabilities and stockholders' equity	$ 4,862.6		$ 4,327.5

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Oil and gas revenues	$ 460.3	$ 327.7	$ 1,319.2	$ 915.8

Operating expenses:
Lease operating	52.9	39.8	143.8	98.7
Production and other taxes	17.8	12.7	41.1	30.2
Transportation	1.8	1.7	6.0	5.1
Depreciation, depletion and amortization	126.7	118.5	403.0	329.5
General and administrative	25.6	21.9	76.1	59.4
Ceiling test writedown	―	6.7	―	6.7
Gain on sale of floating production system	(7.2)	—	(7.2)	—
Total operating expenses	217.6	201.3	662.8	529.6

Income from operations	242.7	126.4	656.4	386.2

Other income (expenses):
Interest expense	(17.8)	(14.8)	(54.4)	(39.3)
Capitalized interest	11.7	6.3	34.4	14.6
Commodity derivative income (expense)	(238.3)	1.4	(393.5)	(16.5)
Other	1.7	1.3	3.0	2.4
	(242.7)	(5.8)	(410.5)	(38.8)

Income before income taxes	—	120.6	245.9	347.4

Income tax provision (benefit):
Current	29.9	(30.6)	68.3	25.5
Deferred	(29.7)	74.7	13.6	100.0
	0.2	44.1	81.9	125.5

Net income (loss)	$ (0.2)	$ 76.5	$ 164.0	$ 221.9

Earnings per share:
Basic	$ —	$ 0.65	$ 1.31	$ 1.94
Diluted	$ —	$ 0.63	$ 1.29	$ 1.91

Weighted average number of shares outstanding for basic earnings per share	125.6	118.6	125.1	114.2

Weighted average number of shares outstanding for diluted earnings per share	125.6	120.6	127.6	116.1

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 164.0	$ 221.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	403.0	329.5
Deferred taxes	13.6	100.0
Stock compensation	5.4	3.0
Ceiling test writedown	―	6.7
Gain on sale of floating production system	(7.2)	―
Commodity derivative (income) expense	356.6	(0.2)

Changes in operating assets and liabilities:
Increase in accounts receivable	(11.8)	(40.5)
Increase in inventories	(11.0)	(3.6)
Increase in other current assets	(11.2)	(1.2)
(Increase) decrease in other assets	4.1	(3.7)
Increase (decrease) in accounts payable and accrued liabilities	(16.7)	38.3
Decrease in commodity derivative liabilities	(14.2)	(5.7)
Increase in advances from joint owners	5.6	4.0
Increase (decrease) in other liabilities	7.1	(3.9)
Net cash provided by operating activities	887.3	644.6

Cash flows from investing activities:
Purchases of businesses, net of cash acquired	―	(755.7)
Additions to oil and gas properties	(761.5)	(601.8)
Proceeds from sale of oil and gas properties	10.7	16.5
Proceeds from sale of floating production system	7.2	―
Additions to furniture, fixtures and equipment	(4.4)	(4.9)
Net cash used in investing activities	(748.0)	(1,345.9)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	604.0	1,021.0
Repayments of borrowings under credit arrangements	(724.0)	(921.0)
Proceeds from issuances of senior subordinated notes	―	325.0
Proceeds from issuances of common stock	28.3	293.7
Purchases of treasury stock	(0.6)	(0.5)
Repurchases of secured notes	―	(2.9)
Net cash provided by (used in) financing activities	(92.3)	715.3

Effect of exchange rate changes on cash and cash equivalents	(3.0)	(0.5)

Increase in cash and cash equivalents	44.0	13.5
Cash and cash equivalents, beginning of period	58.3	15.3
Cash and cash equivalents, end of period	$ 102.3	$ 28.8

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Unearned	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance, December 31, 2004	126.6	$ 1.3	(1.8)	$ (27.3)	$ 1,101.8	$ (9.5)	$ 947.9	$ 2.7	$ 2,016.9
Issuance of common stock	1.8				28.3				28.3
Issuance of restricted stock, less amortization and cancellations	0.6				20.4	(17.2)			3.2
Treasury stock, at cost				(0.6)					(0.6)
Amortization of stock compensation						2.2			2.2
Tax benefit from exercise of stock options					14.1				14.1
Comprehensive income:
Net income							164.0		164.0
Foreign currency translation adjustment, net of tax of $2.4								(4.5)	(4.5)
Reclassification adjustments for settled hedging positions, net of tax of $17.6								(32.8)	(32.8)
Reclassification adjustments for discontinued cash flow hedges, net of tax of $22.8								(42.3)	(42.3)
Changes in fair value of outstanding hedging positions, net of tax of $22.6								(41.9)	(41.9)
Total comprehensive income									42.5
Balance, September 30, 2005	129.0	$ 1.3	(1.8)	$ (27.9)	$ 1,164.6	$ (24.5)	$ 1,111.9	$ (118.8)	$ 2,106.6

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

In 2005, four storms caused production deferrals in the Gulf of Mexico - Dennis, Arlene, Katrina and Rita. We expect the full year impact of these storms to result in the deferral of 18-20 Bcfe of production from the Gulf of Mexico. As of October 27, 2005, we had restored our Gulf of Mexico production to approximately 125 MMcfe per day net and production of approximately 195 MMcfe per day net remained shut-in. We estimate that the remainder of the shut-in production will resume later in 2005 or early 2006 if the condition of pipelines, host facilities and onshore processing plants will permit.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist primarily of tubular goods and well equipment held for use in our oil and gas operations and oil produced but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia is produced into a floating production, storage and off-loading vessel and sold periodically as a barge quantity is accumulated. The product inventory at September 30, 2005 consisted of approximately 152,000 barrels of crude oil valued at $2.6 million and at December 31, 2004 consisted of approximately 49,000 barrels of crude oil valued at $0.8 million. Cost for purposes of the carrying value of oil inventory is a combination of production costs and depreciation, depletion and amortization expense.

Foreign Currency

The functional currency for the United Kingdom is the British pound. The functional currency for all other foreign operations is the U.S. dollar. Translation adjustments resulting from translating our United Kingdom subsidiaries' British pound financial statements into U.S. dollars are included as other comprehensive income on our consolidated balance sheet and statement of stockholders' equity. Gains and losses incurred on currency transactions in other than a country's functional currency are included on our consolidated statement of income.

Reclassifications

Certain reclassifications have been made to the prior year’s reported amounts in order to conform with the current year presentation. These reclassifications did not impact our financial condition, results of operations or cash flows.

Accounting for Asset Retirement Obligations

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we record a liability (an “asset retirement obligation” or “ARO”) on our consolidated balance sheet and capitalize the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for our company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis within the related full-cost pool. Both the accretion and the depreciation are included in depreciation, depletion and amortization on our consolidated statement of income.

The change in our ARO for the nine months ended September 30, 2005 is set forth below (in millions):

Balance as of January 1, 2005	$ 217.1
Accretion expense	10.0
Additions	7.2
Settlements	(9.7)
Balance as of September 30, 2005	224.6
Less: Current portion	16.8
Noncurrent ARO	$ 207.8

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in our acquisition of Inland Resources in August 2004 and our acquisition of Primary Natural Resources in September 2003. In the third quarter of 2005, the goodwill associated with our acquisition of Inland Resources was adjusted to reflect the recognition of an additional $3.0 million in tax assets related to the acquisition.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If the fair value based method of accounting under Financial Accounting Standards Board (FASB) Statement (SFAS) No. 123, "Accounting for Stock-Based Compensation,'' had been applied using a Black-Scholes option pricing model, our net income and earnings per common share for the three and nine months ended September 30, 2005 and 2004 would have approximated the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Net income (loss):
As reported (1)	$ (0.2)	$ 76.5	$ 164.0	$ 221.9
Pro forma (2)	(2.6)	74.8	156.9	216.6

Basic earnings (loss) per common share —
As reported	$ —	$ 0.65	$ 1.31	$ 1.94
Pro forma	(0.02)	0.63	1.25	1.90

Diluted earnings (loss) per common share —
As reported	$ —	$ 0.63	$ 1.29	$ 1.91
Pro forma	(0.02)	0.62	1.23	1.87
                        _____

(1)
Includes stock-based compensation costs, net of related tax effects, of $1.0 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively and $3.4 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)
Includes stock-based compensation costs, net of related tax effects, that would have been included in the determination of net income had the fair value based method been applied, of $3.4 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively, and $10.5 million and $7.0 million for the nine months ended September 30, 2005 and 2004, respectively.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Income (numerator):
Net income (loss) — basic	$ (0.2)	$ 76.5	$ 164.0	$ 221.9
Net income (loss) — diluted	$ (0.2)	$ 76.5	$ 164.0	$ 221.9

Weighted average shares (denominator):
Weighted average shares — basic	125.6	118.6	125.1	114.2
Dilution effect of stock options and unvested restricted stock outstanding at end of period	—	2.0	2.5	1.9
Weighted average shares — diluted	125.6	120.6	127.6	116.1

Earnings per share:
Basic	$ —	$ 0.65	$ 1.31	$ 1.94
Diluted	$ —	$ 0.63	$ 1.29	$ 1.91

The calculation of shares outstanding for diluted EPS does not include the effect of outstanding stock options to purchase 0.4 million shares for the three months ended September 30, 2004 and 0.2 and 0.7 million shares for the nine months ended September 30, 2005 and 2004, respectively, because to do so would have been antidilutive.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Oil and Gas Properties:

Oil and gas properties consisted of the following at the indicated dates:

	September 30,	December 31,
	2005	2004
	(In millions)

Subject to amortization	$ 5,733.5	$ 5,072.4
Not subject to amortization:
Exploration wells in progress	58.7	59.9
Development wells in progress	111.0	38.2
Capitalized interest	63.2	39.3
Fee mineral interests	23.1	23.3
Other capital costs:
Incurred in 2005	79.8	—
Incurred in 2004	450.7	478.4
Incurred in 2003	65.1	76.9
Incurred in 2002 and prior	105.5	119.4
Total not subject to amortization	957.1	835.4
Gross oil and gas properties	6,690.6	5,907.8
Accumulated depreciation, depletion and amortization	(2,520.3)	(2,132.5)
Net oil and gas properties	$ 4,170.3	$ 3,775.3

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

As of September 30, 2005 and December 31, 2004, we excluded from the amortization base $25.7 million (which is included in costs not subject to amortization in the table above) associated with historical and future development costs for our deepwater Gulf of Mexico project known as "Glider," located at Green Canyon 247/248.

We believe that substantially all of the properties associated with costs not currently subject to amortization will be evaluated within four years except the Monument Butte Field, which was the sole producing oil and gas property of Inland Resources. For a detailed discussion of the Inland acquisition, refer to our annual report on Form 10-K for the year ended December 31, 2004. Because of its size, evaluation of the Monument Butte Field in its entirety will take significantly longer than four years. At September 30, 2005 and December 31, 2004, $322 million and $341 million, respectively, of costs associated with the Monument Butte Field were not subject to amortization.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt:

As of the indicated dates, our long-term debt consisted of the following:

	September 30, 2005	December 31, 2004
	(In millions)
Senior unsecured debt:
Bank revolving credit facility:
Prime rate based loans	$ —	$ —
LIBOR based loans (1)	—	120.0
Total bank revolving credit facility	—	120.0

7.45% Senior Notes due 2007	124.9	124.9
Fair value of interest rate swaps (2)	(1.5)	(0.6)
7 5/8% Senior Notes due 2011	174.9	174.9
Fair value of interest rate swaps (2)	(1.6)	(0.1)
Total senior unsecured notes	296.7	299.1

Total senior unsecured debt	296.7	419.1

8 3/8% Senior Subordinated Notes due 2012	248.4	248.3
6 5/8% Senior Subordinated Notes due 2014	325.0	325.0
Total long-term debt	$ 870.1	$ 992.4
                        _____

(1)	At December 31, 2004, the interest rate was 3.63% for LIBOR based loans.

(2)
In September 2003, we hedged $50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011. The hedges provide for us to pay variable and receive fixed interest payments.

Credit Arrangements

On March 16, 2004, we entered into a reserve-based revolving credit facility with JPMorgan Chase Manhattan Bank, as agent. The banks participating in the facility have committed to lend us up to $600 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The calculated borrowing base is then reduced by the principal amount of any outstanding senior notes ($300 million at September 30, 2005) and 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $172.5 million at September 30, 2005). The borrowing base is redetermined at least semi-annually and, after all required adjustments, exceeded the facility amount by $175 million and therefore was limited to $600 million at September 30, 2005. No assurances can be given that the banks will not determine in the future that the borrowing base should be reduced. The facility contains restrictions on the payment of dividends and the incurrence of debt as well as other customary covenants and restrictions. The facility matures on March 14, 2008.

We also have money market lines of credit with various banks in an amount limited by our credit facility to $50 million. On September 30, 2005, we had $52 million of outstanding letters of credit under our credit facility and no outstanding borrowings under our credit facility or money market lines. Consequently, at September 30, 2005, we had approximately $598 million of available capacity under our credit arrangements.

5.  Contingencies:

We have been named as a defendant in a number of lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters will have a material adverse effect on our financial position, cash flows or results of operations.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Segment Information:

While we only have operations in the oil and gas exploration and production industry, we are organizationally structured by geographic operating divisions. Our reportable segments are the United States, the United Kingdom, Malaysia and Other International (primarily China and Brazil). For segment reporting purposes, our divisions in the United States are aggregated as one reportable segment because of similarities in their operations. The accounting policies of each of our divisions are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies."

The following tables provide the reportable segment information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of and for the three and nine months ended September 30, 2005 and 2004. Income tax allocations have been determined based on statutory rates in the various tax jurisdictions where we have oil and gas producing activities.

	United States	United Kingdom	Malaysia	Other International	Total
			(In millions)
Three Months Ended September 30, 2005:
Oil and gas revenues	$ 441.7	$ —	$ 18.6	$ —	$ 460.3

Operating expenses:
Lease operating	49.0	—	3.9	—	52.9
Production and other taxes	16.0	—	1.8	—	17.8
Transportation	1.8	—	—	—	1.8
Depreciation, depletion and amortization	124.5	—	2.2	—	126.7
Allocated income taxes	87.6	—	4.1	—
Net income from oil and gas properties	$ 162.8	$ —	$ 6.6	$ —

General and administrative					25.6
Gain on sale of floating production system					(7.2)
Total operating expenses					217.6
Income from operations					242.7
Interest expense, net of interest income, capitalized interest and other					(4.4)
Commodity derivative expense					(238.3)
Income before income taxes					$ —

Total long-lived assets	$ 3,996.8	$ 43.6	$ 76.3	$ 53.6	$ 4,170.3

Additions to long-lived assets	$ 257.5	$ 7.2	$ 14.5	$ 2.7	$ 281.9

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	United Kingdom	Malaysia	Other International	Total
			(In millions)
Three Months Ended September 30, 2004:
Oil and gas revenues	$ 308.5	$ 0.5	$ 18.7	$ —	$ 327.7

Operating expenses:
Lease operating	35.5	0.2	4.1	—	39.8
Production and other taxes	11.6	—	1.1	—	12.7
Transportation	1.7	—	—	—	1.7
Depreciation, depletion and amortization	115.6	0.2	2.7	—	118.5
Ceiling test writedown	—	6.7	—	—	6.7
Allocated income taxes	50.4	(1.6)	4.1	—
Net income (loss) from oil and gas properties	$ 93.7	$ (5.0)	$ 6.7	$ —

General and administrative					21.9
Total operating expenses					201.3
Income from operations					126.4
Interest expense, net of interest income, capitalized interest and other					(7.2)
Commodity derivative income					1.4
Income before income taxes					$ 120.6

Total long-lived assets	$ 3,559.9	$ 19.2	$ 55.4	$ 48.7	$ 3,683.2

Additions to long-lived assets	$ 1,197.0	$ 6.9	$ 6.9	$ 1.5	$ 1,212.3

	United States	United Kingdom	Malaysia	Other International	Total
			(In millions)
Nine Months Ended September 30, 2005:
Oil and gas revenues	$ 1,275.4	$ 0.7	$ 43.1	$ —	$ 1,319.2

Operating expenses:
Lease operating	133.6	0.4	9.8	—	143.8
Production and other taxes	37.6	—	3.5	—	41.1
Transportation	6.0	—	—	—	6.0
Depreciation, depletion and amortization	396.6	0.4	6.0	—	403.0
Allocated income taxes	245.6	—	9.1	—
Net income (loss) from oil and gas properties	$ 456.0	$ (0.1)	$ 14.7	$ —

General and administrative					76.1
Gain on sale of floating production system					(7.2)
Total operating expenses					662.8
Income from operations					656.4
Interest expense, net of interest income, capitalized interest and other					(17.0)
Commodity derivative expense					(393.5)
Income before income taxes					$ 245.9

Total long-lived assets	$ 3,996.8	$ 43.6	$ 76.3	$ 53.6	$ 4,170.3

Additions to long-lived assets	$ 737.9	$ 30.4	$ 26.3	$ 4.6	$ 799.2

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	United Kingdom	Malaysia	Other International	Total
			(In millions)
Nine Months Ended September 30, 2004:
Oil and gas revenues	$ 895.1	$ 2.0	$ 18.7	$ —	$ 915.8

Operating expenses:
Lease operating	93.9	0.7	4.1	—	98.7
Production and other taxes	29.0	—	1.2	—	30.2
Transportation	5.1	—	—	—	5.1
Depreciation, depletion and amortization	326.0	0.8	2.7	—	329.5
Ceiling test writedown	—	6.7	—	—	6.7
Allocated income taxes	154.4	(1.5)	4.1	—
Net income (loss) from oil and gas properties	$ 286.7	$ (4.7)	$ 6.6	$ —

General and administrative					59.4
Total operating expenses					529.6
Income from operations					386.2
Interest expense, net of interest income, capitalized interest and other					(22.3)
Commodity derivative expense					(16.5)
Income before income taxes					$ 347.4

Total long-lived assets	$ 3,559.9	$ 19.2	$ 55.4	$ 48.7	$ 3,683.2

Additions to long-lived assets	$ 1,526.5	$ 8.4	$ 59.1	$ 6.9	$ 1,600.9

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although our three-way collar contracts are effective as economic hedges of our commodity price exposure, they do not qualify for hedge accounting under SFAS No. 133. These contracts are carried at their fair value on our consolidated balance sheet under the captions "Derivative assets'' and "Derivative liabilities.'' We recognize all changes in the fair value of our three-way collar contracts on our consolidated statement of income for the period in which the change occurs under the caption "Commodity derivative expense.'' Upon realization of gains and losses on our three-way collar contracts, previously recorded unrealized gains and losses will be reversed and realized gains and losses will be recorded under the caption "Commodity derivative expense.'' We recognized realized losses on the settlement of our three-way contracts for the three and nine months ended September 30, 2005 and 2004 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Gas	$ 5.4	$ 3.0	$ 5.4	$ 6.8
Oil	4.0	5.3	7.2	9.9
Total	$ 9.4	$ 8.3	$ 12.6	$ 16.7

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

On the date we enter into a derivative contract, we determine whether the derivative qualifies for hedge accounting under SFAS No. 133. After-tax changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded under the caption "Accumulated other comprehensive income (loss) — Commodity derivatives'' on our consolidated balance sheet until the sale of the hedged oil and gas production. Upon the sale of the hedged production, the net after-tax change in the fair value of the associated derivative recorded under the caption "Accumulated other comprehensive income (loss) — Commodity derivatives'' is reversed and the gain or loss on the hedge, to the extent that it is effective, is reported in "Oil and gas revenues'' on our consolidated statement of income. At September 30, 2005, we had a net $116.9 million after-tax loss recorded under the caption "Accumulated other comprehensive income (loss) — Commodity derivatives.'' We expect hedged production associated with commodity derivatives accounting for a net loss of approximately $107.2 million to be sold within the next 12 months and hedged production associated with a remaining net loss of approximately $9.7 million to be sold thereafter. The actual gain or loss on these commodity derivatives could vary significantly as a result of changes in market conditions and other factors.

Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is reported currently each period under the caption "Commodity derivative expense'' on our consolidated statement of income.

We formally document all relationships between derivative instruments and hedged production, as well as our risk management objective and strategy for particular derivative contracts. This process includes linking all derivatives that are designated as cash flow hedges to the specific forecasted sale of oil or gas at its physical location. We also formally assess (both at the derivative's inception and on an ongoing basis) whether the derivatives being utilized have been highly effective at offsetting changes in the cash flows of hedged production and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative has ceased to be highly effective as a hedge, we will discontinue hedge accounting prospectively. If hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on our consolidated balance sheet and recognize all subsequent changes in its fair value on our consolidated statement of income for the period in which the change occurs. As a result of production deferrals experienced in the Gulf of Mexico related to Hurricanes Katrina and Rita, hedge accounting was discontinued during the third quarter of 2005 on a portion of our future natural gas and crude oil cash flow hedges. Other natural gas and crude oil contracts were redesignated as hedges of our onshore Gulf Coast production. As a result of the discontinuance of hedge accounting, $24.3 million of realized losses related to the settlement of discontinued September cash flow hedges and mark-to-market adjustments of $65 million previously deferred to “Accumulated other comprehensive income (loss) - Commodity derivatives” on our consolidated balance sheet were recorded as commodity derivative expense in the third quarter of 2005. We believe that a significant portion of our shut-in production will be restored by the end of the year. If production does not resume as anticipated, hedge accounting may be discontinued on other of our natural gas and crude oil cash flow hedges.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural Gas

As of September 30, 2005, we had entered into derivative contracts that qualify as cash flow hedges with respect to our future natural gas production as follows:

		NYMEX Contract Price Per MMBtu							Estimated
			Collars						Fair Value
		Swaps	Floors		Ceiling		Floor Contracts		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	(In millions)

October 2005 - December 2005
Price swap contracts	6,475	$6.79	—	—	—	—	—	—	$ (46.2)
Collar contracts	2,980	—	$3.50 - $6.00	$5.58	$4.16 - $10.00	$8.89	—	—	(14.5)
Floor contracts	5,550	—	—	—	—	—	$5.50 - $7.50	$6.71	—
January 2006 - October 2006
Price swap contracts	5,100	8.95	—	—	—	—	—	—	(27.8)
Collar contracts	2,400	—	5.80	5.80	10.00	10.00	—	—	(12.0)
Floor contracts	16,300	—	—	—	—	—	7.35 - 7.65	7.41	2.0
									$ (98.5)

As of September 30, 2005, we also had entered into other contracts with respect to our future natural gas production as set forth in the table below. These contracts do not qualify for hedge accounting.

		NYMEX Contract Price Per MMBtu							Estimated
					Collars				Fair Value
		Swaps	Additional Put		Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average) (2)	Range	Average	Range	Average	Range	Average	(In millions)

October 2005 - December 2005
3-Way collar contracts	8,350	—	$4.50 - $8.50	$6.01	$5.50 - $10.00	$7.14	$7.45 - $14.50	$11.01	$ (28.2)
Price swap contracts (1)	4,550	$7.43	—	—	—	—	—	—	(27.5)
Collar contracts (1)	5,015	—	—	—	3.50 - 6.24	5.75	4.16 - 9.00	7.77	(26.1)
Floor contracts (1)	1,250	—	—	—	5.50 - 6.50	6.22	—	—	—
January 2006 - March 2006
3-Way collar contracts	11,850	—	4.50 - 8.50	6.47	6.00 - 10.00	7.61	10.00 - 14.50	12.14	(42.9)
Price swap contracts (1)	2,100	9.00	—	—	—	—	—	—	(11.3)
									$ (136.0)
                        _____

(1)	Contracts which, prior to Hurricanes Katrina and Rita, qualified as cash flow hedges.

(2)
In October, these contracts were redesignated as hedges of our onshore Gulf Coast production. The redesignated weighted average price is $13.49 for the fourth quarter of 2005 and $14.44 for the first quarter of 2006.

Oil

As of September 30, 2005, we had entered into derivative contracts that qualify as cash flow hedges with respect to our future oil production as follows:

		NYMEX Contract Price Per Bbl					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	(In millions)

October 2005 - December 2005
Price swap contracts	584	$34.18	—	—	—	—	$ (18.7)
Collar contracts	456	—	$35.60 - $45.00	$39.84	$48.00 - $64.00	$54.74	(5.9)
January 2006 - December 2006
Price swap contracts	2,994	46.78	—	—	—	—	(58.5)
Collar contracts	603	—	50.00 - 55.00	52.51	73.90 - 83.75	78.83	(0.9)
January 2007 - December 2007
Price swap contracts	605	47.66	—	—	—	—	(10.0)
Collar contracts	365	—	50.00 - 55.00	52.50	77.10 - 83.25	80.18	(0.2)
							$ (94.2)

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2005, we also had entered into other contracts with respect to our future oil production as set forth in the table below. These contracts do not qualify for hedge accounting.
		NYMEX Contract Price Per Bbl							Estimated
					Collars				Fair Value
		Swaps	Additional Put		Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average) (2)	Range	Average	Range	Average	Range	Average	(In millions)

October 2005 - December 2005
3-Way collar contracts	304	—	$30.00 - $40.00	$33.95	$35.00 - $46.00	$39.60	$49.00 - $51.25	$50.08	$ (5.0)
Price swap contracts (1)	51	$22.63	—	—	—	—	—	—	(2.2)
Collar contracts (1)	225	—	—	—	40.00 - 41.00	40.93	48.15 - 64.00	62.94	(1.3)
January 2006 - December 2006
3-Way collar contracts	1,791	—	30.00 - 50.00	37.93	35.00 - 60.00	45.27	50.50 - 80.00	62.71	(17.8)
January 2007 - December 2007
3-Way collar contracts	3,525	—	25.00 - 50.00	30.02	32.00 - 60.00	37.12	44.70 - 82.00	55.32	(48.9)
January 2008 - December 2008
3-Way collar contracts	3,294	—	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(48.8)
January 2009 - December 2009
3-Way collar contracts	3,285	—	25.00 - 30.00	27.00	32.00 - 36.00	33.33	50.00 - 54.55	50.62	(44.5)
January 2010 - December 2010
3-Way collar contracts	3,645	—	25.00 - 32.00	28.60	32.00 - 38.00	34.90	50.00 - 53.50	51.52	(44.5)
									$ (213.0)
                        _____

(1)	Contracts which, prior to Hurricanes Katrina and Rita, qualified as cash flow hedges.

(2)	In October, these contracts were redesignated as hedges of our onshore Gulf Coast production. The redesignated weighted average for the fourth quarter of 2005 is $66.23.

8.  Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:

	September 30, 2005	December 31, 2004
	(In millions)

Revenue payable	$ 80.1	$ 108.7
Accrued capital costs	111.7	100.4
Accrued lease operating expense	28.0	25.9
Employee incentive expense	51.5	44.9
Accrued interest on notes	9.8	22.2
Taxes payable	31.3	14.4
Deferred acquisition payments	20.8	17.0
Other	24.0	20.0
Total accrued liabilities	$ 357.2	$ 353.5

9.  Acquisitions:

Malaysia PSC

In June 2005, we entered into a production sharing contract, or PSC, with respect to another block, PM 323, offshore Malaysia. We will operate the block with a 60% interest. The PSC covers approximately 335,000 acres in the Malay Basin and is located approximately 40 miles from our existing acreage in PM 318. The consideration for our interest was comprised of a deferred payment of $8 million and a $97 million (net to our interest in the PSC) development and exploration commitment over the next five years.

2004 Acquisitions

During 2004, we entered into PSCs in Malaysia, acquired producing oil and gas properties in Oklahoma and acquired Denbury Offshore, Inc. and Inland Resources. The Inland Resources acquisition was funded through concurrent offerings of our common stock and our 6 5/8% Senior Subordinated Notes due 2014. For a detailed discussion of these acquisitions, refer to our annual report on Form 10-K for the year ended December 31, 2004.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results

The unaudited pro forma results presented below for the three and nine months ended September 30, 2004 have been prepared to give effect to our 2004 acquisitions and the issuance of our common stock and notes on our results of operations under the purchase method of accounting as if they had been consummated on January 1, 2004. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if these acquisitions had in fact occurred on such date or to project our results of operations for any future period.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Unaudited) (In millions, except per share data)
Pro forma:
Revenue	$ 347.3	$ 1,020.0
Income from operations	135.2	424.3
Net income	83.5	254.0
Basic earnings per share	$ 0.68	$ 2.07
Diluted earnings per share	$ 0.67	$ 2.04

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

In early April 2005, we entered into an agreement with Diamond Offshore Services Company to sell our interest in the floating production facility and related equipment. In August 2005, we closed the sale and received net proceeds of $7.2 million ($4.7 million after tax), which were recorded as a gain on our consolidated statement of income.

12.  Comprehensive Income:

For the periods indicated, our comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Net income (loss)	$ (0.2)	$ 76.5	$ 164.0	$ 221.9
Foreign currency translation adjustment, net of tax of $0.3, $0.5, $2.4 and $0.3, respectively	(0.5)	(0.9)	(4.5)	(0.6)
Reclassification adjustments for settled hedging positions, net of tax of $7.3, $11.1, $17.6 and $23.1, respectively	(13.6)	(20.6)	(32.8)	(42.8)
Reclassification adjustments for discontinued cash flow hedges, net of tax of $22.8	(42.3)	—	(42.3)	—
Changes in fair value of outstanding hedging positions, net of tax of $(2.5), $(7.6), $22.6 and $(10.3), respectively	4.7	14.1	(41.9)	19.0
Total comprehensive income (loss)	$ (51.9)	$ 69.1	$ 42.5	$ 197.5

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

Results of Operations

In 2005, four storms caused production deferrals in the Gulf of Mexico - Dennis, Arlene, Katrina and Rita. We expect the full year impact of these storms to result in the deferral of 18-20 Bcfe of production from the Gulf of Mexico. As of October 27, 2005, we had restored our Gulf of Mexico production to approximately 125 MMcfe per day net and production of approximately 195 MMcfe per day net remained shut-in. We estimate that the remainder of the shut-in production will resume later in 2005 or early in 2006 if the condition of pipelines, host facilities and onshore processing plants will permit.

Revenues. Our revenues are derived from the sale of our oil and gas production, which is net of the effects of the settlement of qualifying hedging contracts associated with our production. Settlement of our derivative contracts that do not qualify for hedge accounting under SFAS No. 133 has no effect on our reported revenues. Our revenues may vary significantly from period to period as a result of changes in commodity prices or production volumes. Oil and gas revenues for the third quarter of 2005 were 40% higher than the comparable period of 2004 due to higher commodity prices, partially offset by production deferrals related to the 2005 storms. Oil and gas revenues for the first nine months of 2005 were 44% higher than the same period of the prior year due to higher commodity prices and increased production.

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Production (1):
United States:
Natural gas (Bcf)	46.8	48.6	(4%)	151.3	143.8	5%
Oil and condensate (MBbls)	1,769	1,589	11%	5,853	4,556	28%
Total (Bcfe)	57.4	58.2	(1%)	186.4	171.1	9%
International:
Natural gas (Bcf)	—	0.1	(100%)	0.1	0.5	(80%)
Oil and condensate (MBbls)	298	405	(26%)	806	407	98%
Total (Bcfe)	1.8	2.5	(28%)	5.0	2.9	72%
Total:
Natural gas (Bcf)	46.8	48.8	(4%)	151.4	144.3	5%
Oil and condensate (MBbls)	2,067	1,994	4%	6,659	4,963	34%
Total (Bcfe)	59.2	60.7	(2%)	191.4	174.1	10%

Average Realized Prices (2):
United States:
Natural gas (per Mcf)	$ 7.60	$ 5.12	48%	$ 6.72	$ 5.13	31%
Oil and condensate (per Bbl)	47.73	37.32	28%	43.78	34.67	26%
Natural gas equivalent (per Mcfe)	7.67	5.30	45%	6.83	5.23	31%
International:
Natural gas (per Mcf)	$ —	$ 3.90	(100%)	$ 4.87	$ 3.94	24%
Oil and condensate (per Bbl)	62.27	46.34	34%	53.45	46.29	15%
Natural gas equivalent (per Mcfe)	10.36	7.55	37%	8.80	7.09	24%
Total:
Natural gas (per Mcf)	$ 7.60	$ 5.12	48%	$ 6.71	$ 5.12	31%
Oil and condensate (per Bbl)	49.83	39.15	27%	44.95	35.63	26%
Natural gas equivalent (per Mcfe)	7.75	5.40	44%	6.88	5.26	31%
                        _____

(1)	Represents volumes sold regardless of when produced.

(2)
Average realized prices include the effects of hedging other than (a) three-way collar contracts, which do not qualify for hedge accounting under SFAS No. 133, and (b) other contracts that no longer qualify for hedge accounting as a result of the storms. Had we included the effect of these contracts, our average realized price for total gas would have been $6.97 per Mcf and $5.06 per Mcf for the third quarter of 2005 and 2004, respectively, and $6.52 per Mcf and $5.07 per Mcf for the nine months ended September 30, 2005 and 2004, respectively. Our total oil and condensate average realized price would have been $47.83 per Bbl and $36.50 per Bbl for the third quarter of 2005 and 2004, respectively, and $43.84 per Bbl and $33.62 per Bbl for the nine months ended September 30, 2005 and 2004, respectively.

Production. Our total oil and gas production (stated on a natural gas equivalent basis) for the third quarter of 2005 decreased 2% over the comparable period of 2004. This decrease primarily was the result of the Gulf of Mexico production deferrals of approximately 6 Bcfe caused by Hurricanes Katrina and Rita. This decrease was partially offset by successful drilling efforts in the onshore Gulf Coast and Mid-Continent areas and a full quarter’s production in 2005 from our Inland Resources acquisition in August 2004.

Our total oil and gas production (stated on a natural gas equivalent basis) for the nine months ended September 30, 2005 increased 10% over the comparable period of 2004. This increase was the result of the Oklahoma property and Denbury Offshore acquisitions in July 2004, the Inland Resources acquisition, liftings in Malaysia beginning in August 2004 and successful drilling efforts. These increases were offset by the production deferrals related to the 2005 storms mentioned earlier and natural field declines.

Natural Gas. Our third quarter 2005 natural gas production decreased 4% and our nine months ended September 30, 2005 gas production increased 5% when compared to the same periods of 2004. The third quarter 2005 decrease was primarily a result of the Gulf of Mexico production deferrals referred to above. Our nine months ended September 30, 2005 increase was the result of the acquisitions mentioned above and successful drilling efforts partially offset by the production deferrals related to the 2005 storms and natural field declines.

Crude Oil and Condensate. Our third quarter 2005 oil and condensate production increased 4% compared to the same period of 2004. Production deferrals related to the storms were offset primarily by a full quarter’s production in 2005 from our Inland Resources acquisition. Our nine months ended September 30, 2005 oil and condensate production increased 34% when compared to the same period of 2004. This increase primarily was the result of the Inland Resources acquisition and liftings in Malaysia partially offset by natural field declines.

Effects of Hedging on Realized Prices. The following table presents information about the effects of our hedging program on realized prices.

	Average		Ratio of
	Realized Prices		Hedged to
	With Hedge(1)	Without Hedge	Non-Hedged Price(2)
Natural Gas:
Three months ended September 30, 2005	$ 7.60	$ 7.95	96%
Three months ended September 30, 2004	5.12	5.59	92%
Nine months ended September 30, 2005	6.71	6.82	98%
Nine months ended September 30, 2004	5.12	5.51	93%

Crude Oil and Condensate:
Three months ended September 30, 2005	$ 49.83	$ 59.82	83%
Three months ended September 30, 2004	39.15	43.17	91%
Nine months ended September 30, 2005	44.95	52.18	86%
Nine months ended September 30, 2004	35.63	38.75	92%
                        _____

(1)
Average realized prices include the effects of hedging other than (a) three-way collar contracts, which do not qualify for hedge accounting under SFAS No. 133, and (b) other contracts that no longer qualify for hedge accounting as a result of the storms. Had we included the effect of these contracts, our average realized price for total gas would have been $6.97 per Mcf and $5.06 per Mcf for the third quarter of 2005 and 2004, respectively, and $6.52 per Mcf and $5.07 per Mcf for the nine months ended September 30, 2005 and 2004, respectively. Our total oil and condensate average realized price would have been $47.83 per Bbl and $36.50 per Bbl for the third quarter of 2005 and 2004, respectively, and $43.84 per Bbl and $33.62 per Bbl for the nine months ended September 30, 2005 and 2004, respectively.

(2)
The ratio is determined by dividing the realized price (which includes the effects of hedging other than three-way collar contracts and other contracts that no longer qualify for hedge accounting as a result of the storms) by the price that otherwise would have been realized without hedging activities.

Operating Expenses. We are a growth-oriented company. As such, our proved reserves and production have grown steadily since our founding. Naturally, our operating expenses have increased with our growth. As a result, we believe the most informative way to analyze changes from period to period in our operating expenses is on a unit-of-production, or per Mcfe, basis.

The following table presents information about our operating expenses for the third quarter of 2005 and 2004.

	Unit-of-Production (Per Mcfe)			Amount (In millions)
	Three Months Ended		Percentage	Three Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
United States:
Lease operating	$ 0.84	$ 0.61	38%	$ 49.0	$ 35.5	38%
Production and other taxes	0.28	0.20	40%	16.0	11.6	38%
Transportation	0.03	0.03	—	1.8	1.7	6%
Depreciation, depletion and amortization	2.17	1.99	9%	124.4	115.6	8%
General and administrative	0.43	0.37	16%	25.0	21.4	17%
Gain on sale of floating production system	(0.12)	—	100%	(7.2)	—	100%
Total operating expenses	$ 3.63	$ 3.20	13%	$ 209.0	$ 185.8	12%
International:
Lease operating	$ 2.18	$ 1.68	30%	$ 3.9	$ 4.3	(9%)
Production and other taxes	0.99	0.45	120%	1.8	1.1	64%
Depreciation, depletion and amortization	1.26	1.13	12%	2.3	2.9	(21%)
General and administrative	0.35	0.18	94%	0.6	0.5	20%
Ceiling test writedown	—	2.64	(100%)	—	6.7	(100%)
Total operating expenses	$ 4.78	$ 6.08	(21%)	$ 8.6	$ 15.5	(45%)
Total:
Lease operating	$ 0.88	$ 0.66	33%	$ 52.9	$ 39.8	33%
Production and other taxes	0.30	0.21	43%	17.8	12.7	40%
Transportation	0.03	0.03	—	1.8	1.7	6%
Depreciation, depletion and amortization	2.14	1.95	10%	126.7	118.5	7%
General and administrative	0.43	0.36	19%	25.6	21.9	17%
Ceiling test writedown	—	0.11	(100%)	—	6.7	(100%)
Gain on sale of floating production system	(0.12)	—	100%	(7.2)	—	100%
Total operating expenses	$ 3.66	$ 3.32	10%	$ 217.6	$ 201.3	8%

Domestic Operations. Our domestic operating expenses for the third quarter of 2005, stated on an Mcfe basis, increased 13% over the same period of 2004. This increase was primarily related to the following items:

•
Lease operating expense (LOE), on an Mcfe basis, was adversely impacted by deferred production of approximately 6 Bcfe related to Hurricanes Katrina and Rita, higher operating costs and increased well workover activity.

•
Production and other taxes, on an Mcfe basis, increased due to higher commodity prices and an increase in the proportion of our production volumes subject to production taxes as a result of our acquisition of Inland Resources, increased production in the Mid-Continent and onshore Gulf Coast and storm related production deferrals in the Gulf of Mexico.

•
The increase in our depreciation, depletion and amortization (DD&A) rate resulted from higher cost reserve additions. The component of DD&A associated with accretion expense related to SFAS No. 143 was $0.06 per Mcfe for the third quarter of 2005 and 2004. The component of DD&A associated with furniture, fixture and equipment was $0.02 per Mcfe for the third quarter of 2005 and 2004.

•
The increase in general and administrative (G&A) expense, on an Mcfe basis, was primarily due to growth in our domestic workforce as a result of acquisitions and an increase in incentive compensation as a result of higher adjusted net income (as defined in our incentive compensation plan) in the third quarter of 2005 as compared to the prior year. Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. During the third quarter of 2005, we capitalized $9.8 million of direct internal costs compared to $7.7 million in the third quarter of 2004.

•	In August 2005, we sold our interest in the floating production system and related equipment we acquired in the EEX transaction for net proceeds of $7.2 million.

International Operations. In May 2004, we entered into production sharing contracts, or PSCs, with Malaysia’s state-owned oil company with respect to two offshore blocks. Liftings of oil production began in August 2004. Prior thereto, our producing international operations consisted of one field in the U.K. North Sea. We sold that field in June 2005.

•	The increase in LOE, on an Mcfe basis, primarily resulted from less oil liftings during the third quarter of 2005 as compared to the same period in 2004.

•	Production and other taxes increased due to the significant increase in oil prices during 2005.

•	A ceiling test writedown was recorded during the third quarter of 2004 associated with the dry hole that was drilled on our Cumbria Prospect in the U.K. Southern Gas Basin.

The following table presents information about our operating expenses for the first nine months of 2005 and 2004.

	Unit-of-Production (Per Mcfe)			Amount (In millions)
	Nine Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
United States:
Lease operating	$ 0.70	$ 0.55	27%	$ 133.6	$ 93.9	42%
Production and other taxes	0.20	0.17	18%	37.6	29.0	30%
Transportation	0.03	0.03	—	6.0	5.1	18%
Depreciation, depletion and amortization	2.13	1.90	12%	396.6	326.0	22%
General and administrative	0.40	0.34	18%	74.1	58.2	27%
Gain on sale of floating production system	(0.04)	—	100%	(7.2)	—	100%
Total operating expenses	$ 3.42	$ 2.99	14%	$ 640.7	$ 512.2	25%
International:
Lease operating	$ 2.05	$ 1.64	25%	$ 10.2	$ 4.8	113%
Production and other taxes	0.71	0.39	82%	3.5	1.2	192%
Depreciation, depletion and amortization	1.29	1.20	8%	6.4	3.5	83%
General and administrative	0.40	0.42	(5%)	2.0	1.2	67%
Ceiling test writedown	—	2.30	(100%)	—	6.7	(100%)
Total operating expenses	$ 4.45	$ 5.95	(25%)	$ 22.1	$ 17.4	27%
Total:
Lease operating	$ 0.74	$ 0.57	30%	$ 143.8	$ 98.7	46%
Production and other taxes	0.21	0.17	24%	41.1	30.2	36%
Transportation	0.03	0.03	—	6.0	5.1	18%
Depreciation, depletion and amortization	2.11	1.89	12%	403.0	329.5	22%
General and administrative	0.40	0.34	18%	76.1	59.4	28%
Ceiling test writedown	—	0.04	(100%)	—	6.7	(100%)
Gain on sale of floating production system	(0.04)	—	100%	(7.2)	—	100%
Total operating expenses	$ 3.45	$ 3.04	13%	$ 662.8	$ 529.6	25%

Domestic Operations.  Our domestic operating expenses for the first nine months of 2005, stated on an Mcfe basis, increased 14% over the same period of 2004. This increase was primarily related to the following items:

•
LOE, on an Mcfe basis, increased as a result of higher operating costs, increased well workover activity, the production deferrals due to Hurricanes Katrina and Rita and natural field declines in our Gulf of Mexico properties.

•
Production and other taxes, on an Mcfe basis, increased due to higher commodity prices and an increase in the proportion of our production volumes subject to production taxes as a result of our acquisition of Inland Resources, increased production from our Mid-Continent and onshore Gulf Coast operations and storm related production deferrals in the Gulf of Mexico.

•
The increase in our DD&A rate resulted from higher cost reserve additions. The component of DD&A associated with accretion expense related to SFAS No. 143 was $0.05 per Mcfe for the first nine months of 2005 and 2004. The component of DD&A associated with furniture, fixture and equipment was $0.02 per Mcfe for the first nine months of 2005 and 2004.

•
The increase in G&A expense, on an Mcfe basis, was primarily due to growth in our domestic workforce as a result of acquisitions and an increase in incentive compensation as a result of higher adjusted net income (as defined in our incentive compensation plan) in the first nine months of 2005 as compared to the prior year. Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. During the first nine months of 2005, we capitalized $29.1 million of direct internal costs compared to $21.8 million in the first nine months of 2004.

•	In August 2005, we sold our interest in the floating production system and related equipment we acquired in the EEX transaction for net proceeds of $7.2 million.

International Operations.  In May 2004, we entered into PSCs with Malaysia’s state-owned oil company with respect to two offshore blocks. Liftings of oil production began in August 2004.

•	The increase in LOE primarily resulted from a full nine months of operations in Malaysia in 2005.

•	Production and other taxes increased due to the increase in oil prices during 2005.

•
G&A expense is primarily associated with our U.K. North Sea operations. The decrease in G&A expense, on an Mcfe basis, resulted from oil liftings in Malaysia for a full nine months of operations in 2005.

•	A ceiling test writedown was recorded during the third quarter of 2004 associated with the dry hole that was drilled on our Cumbria Prospect in the U.K. Southern Gas Basin.

Interest Expense. The following table presents information about our interest expense for the third quarter and the first nine months of 2005 compared to the same periods of the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(In millions)

Gross interest expense	$ 17.8	$ 14.8	$ 54.4	$ 39.3
Capitalized interest	(11.7)	(6.3)	(34.4)	(14.6)
Total interest expense	$ 6.1	$ 8.5	$ 20.0	$ 24.7

Gross Interest Expense. The components of gross interest expense for the third quarter and the first nine months of 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(In millions)

Credit arrangements	$ 0.5	$ 1.6	$ 3.1	$ 3.1
Senior and senior subordinated notes	16.8	14.0	50.5	36.7
Interest rate swaps	—	(0.5)	(0.4)	(1.7)
Other	0.5	(0.3)	1.2	1.2
Gross interest expense	$ 17.8	$ 14.8	$ 54.4	$ 39.3

During the second half of 2004, we financed the cash consideration for our Oklahoma property and Denbury Offshore acquisitions (approximately $226 million) primarily with borrowings under our credit arrangements. In addition, in August 2004, we issued $325 million principal amount of our 6 5/8% Senior Subordinated Notes due 2014 in connection with our acquisition of Inland Resources.  By the end of the second quarter of 2005, we had repaid all of the borrowings under our credit facility for the 2004 acquisitions.

Capitalized Interest. We capitalize interest with respect to unproved properties. Interest capitalized in the third quarter and first nine months of 2005 increased over the same periods of 2004 primarily due to an increase in our unproved property base as a result of our acquisition of Inland Resources.

Commodity Derivative Income (Expense). The following table presents information about the components of commodity derivative income (expense) for the third quarter and the first nine months of 2005 compared to the same periods of the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(In millions)
Cash flow hedges:
Hedge ineffectiveness	$ (14.2)	$ 0.5	$ (20.5)	$ ―

Contracts that do not qualify for hedge accounting:
Unrealized loss on discontinued cash flow hedges	(65.0)	—	(65.0)	—
Realized (loss) on settlement of discontinued cash flow hedges	(24.3)	—	(24.3)	—
Unrealized gain (loss) due to changes in fair market value of three-way collar contracts	(125.4)	9.2	(271.1)	0.2
Realized (loss) on settlement of three-way collar contracts	(9.4)	(8.3)	(12.6)	(16.7)
Total commodity derivative income (expense)	$ (238.3)	$ 1.4	$ (393.5)	$ (16.5)

Hedge ineffectiveness is associated with our hedging contracts that qualify for hedge accounting under SFAS No. 133. As a result of the production deferrals experienced in the Gulf of Mexico related to Hurricanes Katrina and Rita, hedge accounting was discontinued during the third quarter of 2005 on a portion of our contracts that had previously qualified as effective cash flow hedges of our Gulf of Mexico production and other contracts were redesignated as hedges of our onshore Gulf Coast production. The $65 million of unrealized loss represents the mark-to-market adjustments previously deferred to “Accumulated other comprehensive income (loss)—Commodity derivatives” on our consolidated balance sheet. We believe that a significant portion of our shut-in production will be restored by the end of the year. If production does not resume as anticipated, hedge accounting may be discontinued on other of our natural gas and crude oil cash flow hedges. The unrealized loss associated with our three-way collar contracts represents changes in the fair market value of our open three-way collar contracts (which do not qualify for hedge accounting).

Taxes. The effective tax rates for the third quarter of 2005 and 2004 were 35.0% and 36.6%, respectively. The effective tax rates for the first nine months of 2005 and 2004 were 33.3% and 36.1%, respectively. The effective tax rate for the first nine months of 2005 was less than the federal statutory tax rate because the $7.8 million valuation allowance on our U.K. net operating loss carryforwards was reversed as a result of a substantial increase in estimated future taxable income as a result of our Grove discovery in the U.K. North Sea. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing and amount of future production and future operating expenses and capital costs.

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

We establish a capital budget at the beginning of each calendar year based on expected cash flow from operations for that year. In the past, we often have revised our capital budget during the year as a result of acquisitions or successful drilling. Because of the nature of the properties we own, a substantial majority of our capital budget is discretionary.

We maintain insurance against many of the operating risks associated with exploration and production in the Gulf of Mexico. We believe that the costs to repair and replace platforms, pipelines and wells damaged by Hurricanes Katrina and Rita will be substantially offset by proceeds from physical damage, control of well, operators extra expense and business interruption insurance.

Credit Arrangements. We have a reserve-based revolving credit facility with JPMorgan Chase Manhattan Bank, as agent. The banks participating in the facility have committed to lend us up to $600 million. The amount available under the facility is subject to a calculated borrowing base determined by banks holding 75% of the aggregate commitments. The calculated borrowing base is then reduced by the principal amount of any outstanding senior notes ($300 million at October 27, 2005) and 30% of the principal amount of any outstanding senior subordinated notes (a reduction of $172.5 million at October 27, 2005). The borrowing base is redetermined at least semi-annually and, after all required adjustments, exceeded the facility amount by $175 million and therefore was limited to $600 million at October 27, 2005. No assurances can be given that the banks will not determine in the future that the borrowing base should be reduced. The facility matures on March 14, 2008.

We also have money market lines of credit with various banks in an amount limited by our credit facility to $50 million. At October 27, 2005, we had $52 million of outstanding letters of credit and $10 million of outstanding borrowings under our credit facility and no amounts outstanding under our money market lines. Consequently, at October 27, 2005, we had approximately $588 million of available capacity under our credit arrangements.

Working Capital. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. Generally, we use excess cash to pay down borrowings under our credit arrangements. As a result, we often have a working capital deficit or a relatively small amount of positive working capital. We had a working capital deficit of $197.3 million as of September 30, 2005. This compares to a working capital deficit of $82.4 million as of December 31, 2004. Our working capital also is affected by fluctuations in the fair value of our commodity derivative instruments. As of September 30, 2005, we had a net short-term derivative liability of $322.7 million compared to a net short-term derivative asset of $7.5 million at December 31, 2004.

Cash Flows from Operations. Cash flows from operations are primarily affected by production and commodity prices, net of the effects of hedging. Our cash flows from operations are also impacted by changes in working capital. We sell substantially all of our natural gas and oil production under floating market contracts. However, we enter into hedging arrangements to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. See “Oil and Gas Hedging” below. We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations are impacted by changes in working capital and are not affected by DD&A.

Our net cash flow from operations was $887.3 million for the nine months ended September 30, 2005, a 38% increase over the same period of the prior year. The increase was due to a 31% increase in our realized oil and gas prices (on a natural gas equivalent basis) and a 10% increase in production volumes offset by increased working capital requirements during the first nine months of 2005.

Although our fourth quarter 2005 production volumes will be impacted by production deferrals related to Hurricanes Katrina and Rita, we expect that higher commodity prices will significantly offset the cash flow impact of this deferred production.

Capital Expenditures. Our capital spending for the first nine months of 2005 was $799 million. This includes $528 million in domestic development, $148 million in domestic exploration, $62 million in other domestic leasehold activity and $61 million internationally. Our capital spending for the first nine months of 2004 was $1,601 million.

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

Cash Flows from Financing Activities. Net cash flow used in financing activities for the first nine months of 2005 was $92.3 million compared to $715.3 million of net cash flow provided by financing activities for the same period of 2004. During the first nine months of 2005, we repaid a net $120 million under our credit arrangements and received proceeds of $28.3 million from the issuance of shares of our common stock. During the first nine months of 2004, we borrowed a net $100 million under our credit arrangements, sold 5.4 million shares of our common stock for net proceeds of approximately $277 million and issued $325 million of senior subordinated notes primarily as a result of our Inland Resources and other acquisitions in 2004.

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

Please see the discussion and tables in Note 7, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to our hedging program and a listing of open contracts as of September 30, 2005 and the fair value of those contracts as of that date.

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

Please see the discussion and tables in Note 7, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to our hedging program and a listing of open contracts as of September 30, 2005 and the fair value of those contracts as of that date.

Interest Rates

At September 30, 2005, our long-term debt was comprised of:

	Fixed Rate Debt	Variable Rate Debt
	(In millions)

Bank revolving credit facility	$ ―	$ ―
7.45% Senior Notes due 2007(1)	75	50
7 5/8% Senior Notes due 2011(1)	125	50
8 3/8% Senior Subordinated Notes due 2012	250	―
6 5/8% Senior Subordinated Notes due 2014	325	―
Total long-term debt	$ 775	$ 100
                        _____

(1)
As of September 30, 2005, $50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011 were subject to interest rate swaps. These swaps provide for us to pay variable and receive fixed interest payments, and are designated as fair value hedges of a portion of our outstanding senior notes.

We consider our interest rate exposure to be minimal because a substantial majority (about 89% as of September 30, 2005) of our long-term debt obligations, after taking into account our interest rate swap agreements, were at fixed rates.

Foreign Currency Exchange Rates

Our operations in the U.K. use the British pound as its functional currency. The functional currency for all other foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country's functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at September 30, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, to determine whether any changes occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

We have been named as a defendant in certain lawsuits in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our equity securities during the nine months ended September 30, 2005:

Period	Total Number Of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under The Plans or Programs

January 1 - January 31, 2005	—	—	—	—
February 1 - February 28, 2005	17,222	$32.68	—	—
March 1 - March 31, 2005	—	—	—	—
April 1 - April 30, 2005	—	—	—	—
May 1 - May 31, 2005	106	$35.33	—	—
June 1 - June 30, 2005	—	—	—	—
July 1 - July 31, 2005	106	$40.61	—	—
August 1 - August 31, 2005	—	—	—	—
September 1 - September 30, 2005	794	$49.08	—	—
                        _____

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 6.  Exhibits

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

NEWFIELD EXPLORATION COMPANY

Date: October 28, 2005	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002