Form 10-K/A
period 2005-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2006-03-29
CIK 912750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005 is being filed to update the consent filed as Exhibit 23.1 to include the incorporation by reference of the report of our independent registered public accounting firm into our Registration Statement on Form S-3 (No. 333-124120), which was previously omitted. This Amendment No. 1 does not change or update any of the Company’s previously reported financial statements or any other disclosures contained in the original Form 10-K.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2006.

NEWFIELD EXPLORATION COMPANY

By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

3

Exhibit Index

Exhibit No.	Description

23.1	Consent of PricewaterhouseCoopers LLP