Form 10-Q
period 2006-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2006-05-01
CIK 912750

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer ☑       Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

As of April 27, 2006, there were 128,609,519 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$41	$39
Accounts receivable	329	370
Inventories	31	22
Derivative assets	94	10
Deferred taxes	26	46
Other current assets	47	53
Total current assets	568	540
Oil and gas properties (full cost method, of which $941 at March 31, 2006 and $901 at December 31, 2005 were excluded from amortization)	7,433	7,042
Less—accumulated depreciation, depletion and amortization	(2,760)	(2,632)
	4,673	4,410

Furniture, fixtures and equipment, net	20	20
Derivative assets	8	17
Other assets	22	23
Deferred taxes	10	9
Goodwill	62	62
Total assets	$5,363	$5,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53	$41
Accrued liabilities	457	454
Advances from joint owners	39	29
Asset retirement obligation	44	47
Derivative liabilities	126	99
Total current liabilities	719	670

Other liabilities	22	21
Derivative liabilities	236	209
Long-term debt	868	870
Asset retirement obligation	217	213
Deferred taxes	772	720
Total long-term liabilities	2,115	2,033

Commitments and contingencies (Note 5)	—	—

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized at March 31, 2006 and December 31, 2005; 130,459,329 and 129,356,162 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	1	1
Additional paid-in capital	1,159	1,186
Treasury stock (at cost; 1,876,310 and 1,815,594 shares at March 31, 2006 and December 31, 2005, respectively)	(31)	(27)
Unearned compensation	—	(34)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(4)	(4)
Commodity derivatives	(41)	(40)
Retained earnings	1,445	1,296
Total stockholders' equity	2,529	2,378
Total liabilities and stockholders' equity	$5,363	$5,081

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Oil and gas revenues	$431	$413

Operating expenses:
Lease operating	52	46
Production and other taxes	16	11
Depreciation, depletion and amortization	131	136
General and administrative	30	23
Business interruption insurance benefit	(30)	—
Total operating expenses	199	216

Income from operations	232	197

Other income (expenses):
Interest expense	(18)	(18)
Capitalized interest	12	12
Commodity derivative income (expense)	6	(109)
Other	1	—
	1	(115)

Income before income taxes	233	82

Income tax provision:
Current	11	16
Deferred	73	6
	84	22

Net income	$149	$60

Earnings per share:
Basic	$1.18	$0.48
Diluted	$1.17	$0.47

Weighted average number of shares outstanding for basic earnings per share	126	124

Weighted average number of shares outstanding for diluted earnings per share	128	127

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$149	$60

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	131	136
Deferred taxes	73	6
Stock-based compensation	7	1
Unrealized commodity derivative (income) expense	(8)	107

Changes in operating assets and liabilities:
Decrease in accounts receivable	41	3
Increase in inventories	(7)	(8)
Decrease in other current assets	5	11
Decrease in other assets	―	1
Decrease in accounts payable and accrued liabilities	(45)	(52)
Decrease in commodity derivative liabilities	(16)	(5)
Increase in advances from joint owners	9	1
Increase in other liabilities	1	―
Net cash provided by operating activities	340	261

Cash flows from investing activities:
Additions to oil and gas properties	(337)	(245)
Additions to furniture, fixtures and equipment	(2)	(1)
Net cash used in investing activities	(339)	(246)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	229	258
Repayments of borrowings under credit arrangements	(229)	(315)
Proceeds from issuances of common stock	2	15
Stock-based compensation excess tax benefit	1	―
Purchases of treasury stock	(3)	―
Net cash used in financing activities	―	(42)

Effect of exchange rate changes on cash and cash equivalents	1	―

Increase (decrease) in cash and cash equivalents	2	(27)
Cash and cash equivalents, beginning of period	39	58
Cash and cash equivalents, end of period	$41	$31

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Unearned	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance, December 31, 2005	129.4	$1	(1.8)	$(27)	$1,186	$(34)	$1,296	$(44)	$2,378
Issuance of common and restricted stock	1.1				2				2
Stock-based compensation					4				4
Treasury stock, at cost			(0.1)	(4)					(4)
Tax benefit from stock-based compensation					1				1
Adoption of SFAS No. 123(R)					(34)	34			―
Comprehensive income:
Net income							149		149
Reclassification adjustments for settled hedging positions, net of tax of $9								(16)	(16)
Changes in fair value of outstanding hedging positions, net of tax of ($8)								15	15
Total comprehensive income									148
Balance, March 31, 2006	130.5	$1	(1.9)	$(31)	$1,159	$ ―	$1,445	$(45)	$2,529

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

These unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to state fairly our financial position as of, and results of operations for, the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Common Stock Split

Following the close of trading on May 25, 2005, we completed a two-for-one split of our common stock. The split was effected by a common stock dividend. The stated par value per share of our common stock was not changed from $0.01. The financial statements and notes as of and for the quarter ended March 31, 2005 have been restated to retroactively reflect the stock split.

Dependence on Oil and Gas Prices

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for natural gas and oil. Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we can economically produce.

Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the reported amounts of proved oil and gas reserves. Actual results could differ from these estimates. Our most significant financial estimates are related to our proved oil and gas reserves.

Reclassifications

Certain reclassifications have been made to prior years’ reported amounts in order to conform with the current year presentation. These reclassifications did not impact our net income, stockholders’ equity or cash flows.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Recoveries

During the first quarter of 2006, we recognized a $30 million benefit related to our business interruption insurance coverage as a result of Hurricanes Katrina and Rita.

Inventories

Inventories consist primarily of tubular goods and well equipment held for use in our oil and gas operations and oil produced but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia is produced into a floating production, storage and off-loading vessel and sold periodically as a barge quantity is accumulated. The product inventory consisted of approximately 172,000 barrels of crude oil valued at $4 million at March 31, 2006 and 36,000 barrels of crude oil valued at $1 million at December 31, 2005. Cost for purposes of the carrying value of oil inventory is a sum of production costs and depreciation, depletion and amortization expense.

Foreign Currency

The British pound is the functional currency for our operations in the United Kingdom. Translation adjustments resulting from translating our United Kingdom subsidiaries’ British pound financial statements into U.S. dollars are included as accumulated other comprehensive income on our consolidated balance sheet and statement of stockholders’ equity. The functional currency for all other foreign operations is the U.S. dollar. Gains and losses incurred on currency transactions in other than a country’s functional currency are recorded under the caption “Other” on our consolidated statement of income.

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

The change in our ARO for the three months ended March 31, 2006 is set forth below (in millions):

Balance as of January 1, 2006	$260
Accretion expense	4
Settlements	(3)
Balance as of March 31, 2006	261
Less: Current portion	44
Noncurrent ARO	$217

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment,'' (SFAS No. 123 (R)) to account for stock-based employee compensation. Among other items, SFAS No. 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in our financial statements over the vesting period. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and a lattice-based model for our performance based restricted shares. Prior to the adoption of SFAS No. 123(R), we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation. Prior period financial statements have not been restated.

It is our policy to use unissued shares of stock when stock options are exercised. At March 31, 2006, we had approximately 2.6 million additional shares available for issuance pursuant to our existing employee and director plans. Of the shares available at March 31, 2006, only 1.2 million could be granted as restricted shares. Grants of restricted stock under the 2004 Omnibus Stock Plan reduce the total number of shares available under that plan by two times the number of shares issued as restricted stock.

The modified prospective method requires us to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to our prior policy of recognizing the forfeitures as they occurred. We recorded a cumulative effect gain of a change in accounting principle of $1 million as a result of the adoption of this standard. Because the amount was immaterial, we included it in general and administrative expense on our consolidated statement of income.

The modified prospective method precludes changes to the grant date fair value of equity awards granted before the required effective date of adoption of SFAS No. 123(R). Any unearned compensation recorded under APB 25 related to these awards should be eliminated against the appropriate equity accounts. As a result, upon adoption we eliminated $34 million of unearned compensation cost and reduced by a like amount additional paid-in capital on our consolidated balance sheet.

For the three months ended March 31, 2006, we recorded stock-based compensation of $7 million for all plans. Of that amount, $3 million has been included in general and administrative expense on our consolidated statement of income and $4 million has been capitalized. The impact to net income of adopting SFAS No. 123(R) for this period was $2 million, or $0.02 per basic and diluted share. SFAS No. 123(R) also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows. Accordingly, for the quarter ended March 31, 2006, we reported $1 million of excess tax benefits from stock-based compensation as cash provided by financing activities on our statement of cash flows, which reduced cash flows provided by operating activities by the same amount.

As of March 31, 2006 there was approximately $77 million of total unrecognized compensation expense related to unvested share-based compensation plans. This compensation expense is expected to be recognized on a straight-line basis over the remaining vesting period, approximately 5 years.

Stock Options. We have granted stock options under several employee stock option and omnibus stock plans. Options generally expire ten years from the date of grant and become exercisable at the rate of 20% per year. The exercise price of options cannot be less than the fair market value per share of our common stock on the date of grant.

The fair value of the stock options granted prior to and remaining outstanding at January 1, 2006 was determined using the Black-Scholes option valuation method assuming: no dividends, a weighted average risk-free interest rate of 4.09%, expected life of 6.5 years and a weighted average volatility of 37.52%.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information related to stock option activity for the three months ended March 31, 2006:

	Number of Shares Underlying Options (In millions)	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value (In millions) (1)

Outstanding at December 31, 2005	6.5	$23.60	$10.64	7.4	$118

Granted	―	―	―	―	―
Exercised	(0.1)	17.00	7.43	―	(2)
Forfeited	(0.1)	24.82	11.40	―	(1)
Outstanding at March 31, 2006	6.3	$23.71	$10.70	7.1	$115

Exercisable at March 31, 2006	2.6	$19.23	$8.62	5.8	$59

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of stock options exercised during the three month period ended March 31, 2005 was approximately $20 million.

Restricted Shares. At March 31, 2006, our employees held 0.5 million restricted shares of our common stock that vest equally over the service period of nine years, but vesting may be accelerated if certain targets are met. The vesting of these shares is dependant upon the employees continued service with the company.

At March 31, 2006, 1.6 million restricted shares of our common stock were outstanding that are subject to performance-based vesting criteria (substantially all of which are considered market-based restricted stock under SFAS No. 123(R)). During February 2006, certain employees received 974,000 restricted performance-based shares of our common stock. The number of these shares that ultimately vest is based upon established performance targets that will be assessed on March 1, 2009. The expense will be recognized ratably over the service period from February 2006 to March 2009. The grant date fair value of these shares was $23.20 per share for a total value of $23 million. Under the grants to our executive officers, they are permitted to retire on or after March 1, 2008 if certain other conditions are met, without forfeiting the shares granted. Substantially all of the remaining performance based shares may vest in whole or in part in 2008, 2009 and 2010. The percentage of the shares vesting, if any, in each respective year is subject to the achievement of certain targets as identified in the respective agreements.

Under our non-employee director restricted stock plan as in effect on March 31, 2006, immediately after each annual meeting of our stockholders, each of our non-employee directors then in office received a number of restricted shares determined by dividing $30,000 by the fair market value of one share of our common stock on the date of the annual meeting. In addition, new directors elected after an annual meeting received a number of restricted shares determined by dividing $30,000 by the fair market value of one share of our common stock on the date of their election. The forfeiture restrictions lapse on the day before the first annual meeting of stockholders following the date of issuance of the shares if the holder remains a director until that time. At March 31, 2006, 27,436 shares remained available for grants under the plan. In March 2006, our Board adopted the First Amendment to the plan and the amendment was submitted to our stockholders for approval at our May 4, 2006 annual meeting. The amendment would increase the value of the restricted stock grants from $30,000 to $75,000 and would increase the total number of shares of our common stock available for grant under the plan by 100,000 shares.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Status of the restricted shares as of March 31, 2006 and the changes during the three months ended March 31, 2006 is presented below:

	Service Based	Performance/ Market Based	Total
	(In thousands, except per share data)

Non-vested shares outstanding at December 31, 2005	549	801	1,350

Granted	23	974	997
Forfeited	(5)	(1)	(6)
Vested	(40)	(167)	(207)

Non-vested shares outstanding at March 31, 2006	527	1,607	2,134
Weighted average grant date fair value of shares granted during the period	$43.91	$23.20	$23.68
Total fair value of shares vesting during the period	$726	$2,772	$3,498

Employee Stock Purchase Plan. Pursuant to our employee stock purchase plan, for each six month period beginning on January 1 or July 1 during the term of the plan, each eligible employee has the opportunity to purchase our common stock for a purchase price equal to 85% of the lesser of the fair market value of our common stock on the first day of the period or the last day of the period. No employee may purchase common stock under the plan valued at more than $25,000 in any calendar year. Employees of our foreign subsidiaries are not eligible to participate.

During the three months ended March 31, 2006, 23,742 options to purchase shares of our common stock with a grant date weighted average fair value of $13.14 per share were outstanding. In accordance with APB 25 and related interpretations, we did not recognize any compensation expense with respect to the plan prior to the adoption of SFAS No. 123(R). The fair value of the options granted to purchase shares in the first quarter of 2006 was determined using the Black-Scholes option valuation method assuming: no dividends, a risk-free interest rate of 4.35%, expected life of 6 months and volatility of 37.6%. At March 31, 2006, 110,059 shares of our common stock were available for issuance pursuant to the plan.

UK Bonus Plan. We have a cash bonus plan for the employees of our UK North Sea operations. The value of the bonus is determined based on the value of the shares of our UK subsidiary as determined by our Board of Directors. This plan is accounted for as a liability plan under SFAS No. 123(R) and is not material to our financial statements.

Pro forma Disclosures. Prior to January 1, 2006, we accounted for our employee stock options using the intrinsic value method prescribed by APB 25. As required by SFAS No. 123(R), we have disclosed below the effect on net income and earnings per share that would have been recorded using the fair value based method for the three months ended March 31, 2005. The weighted average fair value of the options granted in the first three months of 2005 was determined using the Black-Scholes option valuation method assuming: no dividends, a weighted average risk-free interest rate of 3.71%, expected life of 6.5 years and weighted average volatility of 38.55%.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2005
(In millions, except per share data)
Net income:
As reported (1)	$60
Pro forma (2)	58

Basic earnings per common share —
As reported	$0.48
Pro forma	0.46

Diluted earnings per common share —
As reported	$0.47
Pro forma	0.46
                        _____

(1)	Includes stock-based compensation costs, net of related tax effects, of $1 million.

(2)	Includes $3 million of stock-based compensation costs, net of related tax effects, that would have been included in the determination of net income had the fair value based method been applied.

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

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended March 31,
	2006	2005
	(In millions, except per share data)
Income (numerator):
Net income — basic	$149	$60
Net income — diluted	$149	$60

Weighted average shares (denominator):
Weighted average shares — basic	126	124
Dilution effect of stock options and unvested restricted stock outstanding at end of period	2	3
Weighted average shares — diluted	128	127

Earnings per share:
Basic	$1.18	$0.48
Diluted	$1.17	$0.47

There were no antidilutive shares for the three months ended March 31, 2006. The calculation of shares outstanding for diluted EPS for the three months ended March 31, 2005 does not include the effect of outstanding stock options to purchase 0.1 million shares because to do so would be antidilutive.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Oil and Gas Assets:

Oil and Gas Properties

Oil and gas properties consisted of the following at:

	March 31,	December 31,
	2006	2005
	(In millions)

Subject to amortization	$6,492	$6,141
Not subject to amortization:
Exploration wells in progress	87	56
Development wells in progress	111	107
Capitalized interest	78	71
Fee mineral interests	23	23
Other capital costs:
Incurred in 2006	17	—
Incurred in 2005	105	110
Incurred in 2004	408	413
Incurred in 2003 and prior	112	121
Total not subject to amortization	941	901
Gross oil and gas properties	7,433	7,042
Accumulated depreciation, depletion and amortization	(2,760)	(2,632)
Net oil and gas properties	$4,673	$4,410

We believe that substantially all of the properties associated with costs not currently subject to amortization will be evaluated within four years except the Monument Butte Field. Because of its size, evaluation of the Monument Butte Field in its entirety will take significantly longer than four years. At March 31, 2006 and December 31, 2005, $312 million and $316 million, respectively, of costs associated with the Monument Butte Field were not subject to amortization.

4.  Debt:

As of the indicated dates, our long-term debt consisted of the following:

	March 31, 2006	December 31, 2005
	(In millions)
Senior unsecured debt:
Bank revolving credit facility:
Prime rate based loans	$—	$—
LIBOR based loans	—	—
Total bank revolving credit facility	—	—

7.45% Senior Notes due 2007	125	125
Fair value of interest rate swaps (1)	(3)	(2)
7 5/8% Senior Notes due 2011	175	175
Fair value of interest rate swaps (1)	(3)	(2)
Total senior unsecured notes	294	296

Total senior unsecured debt	294	296

8 3/8% Senior Subordinated Notes due 2012	249	249
6 5/8% Senior Subordinated Notes due 2014	325	325
Total long-term debt	$868	$870

(1)
We have hedged $50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011. The hedges provide for us to pay variable and receive fixed interest payments.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2006, we closed the sale of $550 million aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2016. See Note 10, “Subsequent Events.”

Credit Arrangements

In December 2005, we entered into a revolving credit facility that matures in December 2010. The terms of the credit facility provide for initial loan commitments of $1 billion from a syndication of participating banks, led by JPMorgan Chase as the agent bank. The loan commitments under the credit facility may be increased to a maximum aggregate amount of $1.5 billion if the lenders increase their loan commitments or new financial institutions are added to the credit facility. Loans under the credit facility bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate, substantially equal to the London Interbank Offered Rate (“LIBOR”), plus a margin that is based on a grid of our debt rating (100 basis points per annum at March 31, 2006). At March 31, 2006, we had no borrowings under the credit facility.

The credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization expense, exploration and abandonment expense and other noncash charges and expenses to consolidated interest expense of at least 3.5 to 1.0; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the calculated net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. At March 31, 2006, we were in compliance with all of our debt covenants.

As of March 31, 2006, we had $64 million of undrawn letters of credit under our credit facility. The letters of credit outstanding under the credit facility are subject to annual fees, based on a grid of our debt rating (87.5 basis points at March 31, 2006), plus an issuance fee of 12.5 basis points.

We also have a total of $110 million of borrowing capacity under money market lines of credit with various banks. At March 31, 2006, we had no borrowings under our money market lines.

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

The following tables provide the geographic operating segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as results of operations of oil and gas producing activities required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” as of and for the three months ended March 31, 2006 and 2005. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

	United States	United Kingdom		Malaysia	China		Other International		Total
				(In millions)
Three Months Ended March 31, 2006:

Oil and gas revenues	$423	$	―	$8	$	―	$	―	$431

Operating expenses:
Lease operating	50		―	2		―		―	52
Production and other taxes	15		―	1		―		―	16
Depreciation, depletion and amortization	130			1		―		―	131
General and administrative	27		2	1		―		―	30
Business interruption insurance benefit	(30)		―	―		―		―	(30)
Allocated income taxes	81		(1)	1		―		―
Net income (loss) from oil and gas properties	$150		$(1)	$2	$	―	$	―

Total operating expenses									199
Income from operations									232
Interest expense, net of interest income, capitalized interest and other									(5)
Commodity derivative income									6
Income before income taxes									$233

Total long-lived assets	$4,429		$88	$100		$50		$6	$4,673

Additions to long-lived assets	$328		$42	$15		$5	$	―	$390

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	United Kingdom		Malaysia	China		Other International		Total
				(In millions)
Three Months Ended March 31, 2005:

Oil and gas revenues	$403	$	―	$10	$	―	$	―	$413

Operating expenses:
Lease operating	43		―	3		―		―	46
Production and other taxes	11		―	―		―		―	11
Depreciation, depletion and amortization	134		―	2		―		―	136
General and administrative	22		1	―		―		―	23
Allocated income taxes	68		―	2		―		―
Net income (loss) from oil and gas properties	$125		$(1)	$3	$	―	$	―

Total operating expenses									216
Income from operations									197
Interest expense, net of interest income, capitalized interest and other									(6)
Commodity derivative expense									(109)
Income before income taxes									$82

Total long-lived assets	$3,745		$46	$56		$37		$13	$3,897

Additions to long-lived assets	$231		$20	$2	$	―		$1	$254

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

Prior to the fourth quarter of 2005, all derivatives that qualified for hedge accounting were designated on the date we entered into the contract as a hedge of the variability in cash flows associated with the forecasted sale of our future oil and gas production. All open contracts that were designated as cash flow hedges as of September 30, 2005 will continue to be accounted for under hedge accounting until the contract expires or is otherwise settled. After-tax changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded under the caption “Accumulated other comprehensive income (loss) — Commodity derivatives” on our consolidated balance sheet until the sale of the hedged oil and gas production. Upon the sale of the hedged production, the net after-tax change in the fair value of the associated derivative recorded under the caption “Accumulated other comprehensive income (loss) — Commodity derivatives” is reversed and the gain or loss on the hedge, to the extent that it is effective, is reported in “Oil and gas revenues” on our consolidated statement of income. At March 31, 2006, we had a net $41 million after-tax loss recorded under the caption “Accumulated other comprehensive income (loss) — Commodity derivatives.” We expect hedged production associated with commodity derivatives accounting for a net loss of approximately $42 million to be sold within the next 12 months and hedged production associated with a remaining net gain of approximately $1 million to be sold thereafter. The actual gain or loss on these commodity derivatives could vary significantly as a result of changes in market conditions and other factors.

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

Other Derivative Contracts

Although our three-way collar contracts are effective as economic hedges of our commodity price exposure, they do not qualify for hedge accounting under SFAS No. 133. Beginning in the fourth quarter of 2005 we elected not to designate any additional swap, collar and floor contracts that were entered into subsequent to October 1, 2005 as accounting hedges under SFAS No. 133. Our three-way collar contracts as well as the other derivative contracts that are not designated as cash flow hedges are carried at their fair value on our consolidated balance sheet under the captions “Derivative assets” and “Derivative liabilities.” We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statement of income under the caption “Commodity derivative income (expense).” We recognized realized losses on these contracts of $1 million and $2 million in the first quarter of 2006 and 2005, respectively.

Natural Gas

As of March 31, 2006, we had entered into derivative contracts that qualify as cash flow hedges with respect to our future natural gas production as follows:

				Estimated
		NYMEX Contract Price Per MMBtu		Fair Value
		Floor Contracts		Asset
	Volume in		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Range	Average	(In millions)

April 2006 - June 2006
Floor contracts	4,800	$7.35	$7.35	$2
July 2006 - September 2006
Floor contracts	4,800	7.35	7.35	3
October 2006 - December 2006
Floor contracts	1,600	7.35	7.35	1
				$6

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006, we also had entered into other contracts with respect to our future natural gas production as set forth in the table below. These contracts do not qualify for hedge accounting.

		NYMEX Contract Price Per MMBtu					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	(In millions)

April 2006 - June 2006
Price swap contracts	12,830	$8.85	—	—	—	—	$20
Collar contracts	7,140	—	$8.00 - $9.35	$8.55	$10.50 - $20.00	$12.60	10
Floor contracts	510	—	8.29	8.29	—	—	1
July 2006 - September 2006
Price swap contracts	12,850	8.96	—	—	—	—	15
Collar contracts	7,140	—	8.00 - 9.35	8.55	10.50 - 20.00	12.60	9
Floor contracts	510	—	8.29	8.29	—	—	1
October 2006 - December 2006
Price swap contracts	3,630	8.47	—	—	—	—	—
Collar contracts	11,590	—	9.00 - 9.40	9.13	11.00 - 15.40	12.28	3
January 2007 - December 2007
Collar contracts	17,100	—	9.00 - 9.40	9.13	11.00 - 15.40	12.28	(11)
							$48

Oil

As of March 31, 2006, we had entered into derivative contracts that qualify as cash flow hedges with respect to our future oil production as follows:

		NYMEX Contract Price Per Bbl					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	(In millions)

April 2006 - June 2006
Price swap contracts	747	$46.77	—	—	—	—	$(16)
Collar contracts	151	—	$50.00 - $55.00	$52.51	$73.90 - $83.75	$78.83	—
July 2006 - September 2006
Price swap contracts	753	46.83	—	—	—	—	(17)
Collar contracts	151	—	50.00 - 55.00	52.52	73.90 - 83.75	78.84	—
October 2006 - December 2006
Price swap contracts	753	46.83	—	—	—	—	(17)
Collar contracts	151	—	50.00 - 55.00	52.52	73.90 - 83.75	78.84	—
January 2007 - December 2007
Price swap contracts	605	47.66	—	—	—	—	(13)
Collar contracts	365	—	50.00 - 55.00	52.50	77.10 - 83.25	80.18	(1)
							$(64)

As of March 31, 2006, we also had entered into other contracts with respect to our future oil production as set forth in the table below. These contracts do not qualify for hedge accounting.

		NYMEX Contract Price Per Bbl							Estimated
					Collars				Fair Value
		Swaps	Additional Put		Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	(In millions)

April 2006 - June 2006
3-Way collar contracts	417	—	$30.00 - $50.00	$38.50	$35.00 - $60.00	$45.95	$50.50 - $80.00	$63.27	$(4)
July 2006 - September 2006
3-Way collar contracts	480	—	30.00 - 50.00	37.43	35.00 - 60.00	44.69	50.50 - 80.00	62.21	(5)
October 2006 - December 2006
Price swap contracts	30	$70.00	—	—	—	—	—	—	—
Collar contracts	60	—	—	—	60.00	60.00	80.50 - 81.00	80.75	—
3-Way collar contracts	480	—	30.00 - 50.00	37.43	35.00 - 60.00	44.69	50.50 - 80.00	62.21	(5)
January 2007 - December 2007
Price swap contracts	120	70.00	—	—	—	—	—	—	—
Collar contracts	240	—	—	—	60.00	60.00	80.50 - 81.00	80.75	—
3-Way collar contracts	3,525	—	25.00 - 50.00	30.02	32.00 - 60.00	37.12	44.70 - 82.00	55.32	(57)
January 2008 - December 2008
3-Way collar contracts	3,294	—	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(60)
January 2009 - December 2009
3-Way collar contracts	3,285	—	25.00 - 30.00	27.00	32.00 - 36.00	33.33	50.00 - 54.55	50.62	(57)
January 2010 - December 2010
3-Way collar contracts	3,645	—	25.00 - 32.00	28.60	32.00 - 38.00	34.90	50.00 - 53.50	51.52	(57)
									$(245)

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
	(In millions)

Revenue payable	$104	$117
Accrued capital costs	207	154
Accrued lease operating expense	32	33
Employee incentive expense	48	60
Accrued interest on notes	10	21
Taxes payable	23	26
Deferred acquisition payments	17	20
Other	16	23
Total accrued liabilities	$457	$454

9.  Comprehensive Income:

For the periods indicated, our comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(In millions)

Net income	$149	$60
Reclassification adjustments for settled hedging positions, net of tax of $9 in 2006	(16)	1
Changes in fair value of outstanding hedging positions, net of tax of ($8) and $51, respectively	15	(95)
Total comprehensive income (loss)	$148	$(34)

10.  Subsequent Events:

On April 3, 2006, we closed the sale of $550 million aggregate principal amount of our 6 5/8% Senior Subordinated notes due 2016. We intend to use the net proceeds from the offering to redeem our 8 3/8% Senior Subordinated Notes due 2012 ($250 million aggregate principal amount outstanding plus redemption premium of approximately $19 million) and for general corporate purposes, including to fund a portion of our 2006 capital program. We delivered notice to the holders of our 8 3/8% Senior Subordinated Notes due 2012 that such notes would be redeemed on May 3, 2006.

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

Significant Estimates.  We believe the most difficult, subjective or complex judgments and estimates we must make in connection with the preparation of our financial statements are:

•	the quantity of our proved oil and gas reserves;

•	the timing of future drilling, development and abandonment activities;

•	the cost of these activities in the future;

•	the fair value of the assets and liabilities of acquired companies;

•	the value of our derivative positions; and

•	the fair value of stock-based compensation.

Other factors.  Please see "Risk Factors" in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions.

Results of Operations

In 2005, four storms caused production deferrals in the Gulf of Mexico. The damage caused by these storms to infrastructure, pipelines and processing facilities continues to impact our Gulf of Mexico production. Our current deliverability from our Gulf of Mexico properties is about 250 MMcfe per day. We expect our Gulf production to reach about 270 MMcfe per day by the end of the second quarter of 2006.

Revenues. All of our revenues are derived from the sale of our oil and gas production, which is net of the effects of the settlement of qualifying hedging contracts associated with our production. Settlement of our derivative contracts that do not qualify for hedge accounting has no effect on our reported revenues. Our revenues may vary significantly from period to period as a result of changes in commodity prices or production volumes. Revenues for the first quarter of 2006 were 4% higher than the comparable period of 2005 due to higher commodity prices, offset by continued production deferrals related to the 2005 hurricanes and the timing of liftings in Malaysia.

	Three Months Ended		Percentage
	March 31,		Increase
	2006	2005	(Decrease)
Production (1):
United States:
Natural gas (Bcf)	44.4	51.2	(13%)
Oil and condensate (MBbls)	1,473	2,040	(28%)
Total (Bcfe)	53.2	63.4	(16%)
International:
Natural gas (Bcf)	—	—	—
Oil and condensate (MBbls)	115	231	(50%)
Total (Bcfe)	0.7	1.5	(53%)
Total:
Natural gas (Bcf)	44.4	51.2	(13%)
Oil and condensate (MBbls)	1,588	2,271	(30%)
Total (Bcfe)	53.9	64.9	(17%)

Average Realized Prices (2):
United States:
Natural gas (per Mcf)	$7.79	$6.23	25%
Oil and condensate (per Bbl)	51.17	40.90	25%
Natural gas equivalent (per Mcfe)	7.92	6.34	25%
International:
Natural gas (per Mcf)	$—	$5.01	N/M(3)
Oil and condensate (per Bbl)	65.79	43.87	50%
Natural gas equivalent (per Mcfe)	10.97	7.19	53%
Total:
Natural gas (per Mcf)	$7.79	$6.22	25%
Oil and condensate (per Bbl)	52.23	41.20	27%
Natural gas equivalent (per Mcfe)	7.96	6.36	25%

(1)	Represent volumes sold regardless of when produced.

(2)
Average realized prices include the effects of hedging other than contracts that do not qualify for hedge accounting. Had we included the effect of these contracts, our average realized price for total gas would have been $7.83 per Mcf for the first quarter of 2006. There were no gas contracts that did not qualify for hedge accounting that settled in the first quarter of 2005. Our total oil and condensate average realized price would have been $50.55 per Bbl and $40.20 per Bbl for the first quarter of 2006 and 2005, respectively.

(3)	Not meaningful.

Production. Our total oil and gas production (stated on a natural gas equivalent basis) for the first quarter of 2006 decreased 17% over the comparable period of 2005. The first quarter of 2006 decrease was primarily the result of continued Gulf of Mexico production deferrals related to the 2005 hurricanes of approximately 8 Bcfe, natural field declines and timing of liftings in Malaysia. The decrease was partially offset by successful drilling efforts in the Mid-Continent.

Natural Gas. Our first quarter 2006 natural gas production decreased 13% when compared to the same period of 2005. The decrease was primarily the result of continued Gulf of Mexico production deferrals.

Crude Oil and Condensate. Our first quarter 2006 oil and condensate production decreased 30% compared to the same period of 2005. The decrease was the result of production deferrals related to the 2005 hurricanes and timing of liftings in Malaysia.

Effects of Hedging on Realized Prices. The following table presents information about the effects of hedging on realized prices.

	Average		Ratio of
	Realized Prices		Hedged to
	With Hedge(1)	Without Hedge	Non-Hedged Price(2)
Natural Gas:
Three months ended March 31, 2006	$7.79	$7.64	102%
Three months ended March 31, 2005	6.22	6.06	103%

Crude Oil and Condensate:
Three months ended March 31, 2006	$52.23	$58.76	89%
Three months ended March 31, 2005	41.20	47.17	87%

(1)
Average realized prices include the effects of hedging other than contracts that do not qualify for hedge accounting. Had we included the effect of these contracts, our average realized price for total gas would have been $7.83 per Mcf for the first quarter of 2006. There were no gas contracts that did not qualify for hedge accounting that settled in the first quarter of 2005. Our total oil and condensate average realized price would have been $50.55 per Bbl and $40.20 per Bbl for the first quarter of 2006 and 2005, respectively.

(2)
The ratio is determined by dividing the realized price (which includes the effects of hedging other than those contracts that do not qualify for hedge accounting) by the price that otherwise would have been realized without hedging activities.

Operating Expenses. Generally, our proved reserves and production have grown steadily since our founding. As a result, our operating expenses have also increased. We believe the most informative way to analyze changes in operating expenses from period to period is on a unit-of-production, or per Mcfe, basis.

The following table presents information about our operating expenses for the first quarter of 2006 and 2005.

	Unit-of-Production (Per Mcfe)			Amount (In millions)
	Three Months Ended		Percentage	Three Months Ended		Percentage
	March 31,		Increase	March 31,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
United States:
Lease operating	$0.95	$0.68	40%	$50	$43	17%
Production and other taxes	0.28	0.17	65%	15	11	42%
Depreciation, depletion and amortization	2.44	2.11	16%	130	134	(3%)
General and administrative	0.51	0.35	46%	27	22	23%
Business interruption insurance benefit	(0.56)	—	100%	(30)	—	100%
Total operating expenses	$3.62	$3.31	9%	$192	$210	(8%)
International:
Lease operating	$2.67	$1.61	66%	$2	$3	(22%)
Production and other taxes	1.19	0.40	198%	1	—	40%
Depreciation, depletion and amortization	1.73	1.29	34%	1	2	(37%)
General and administrative	3.19	0.42	660%	3	1	262%
Total operating expenses	$8.78	$3.72	136%	$7	$6	11%
Total:
Lease operating	$0.97	$0.70	39%	$52	$46	15%
Production and other taxes	0.29	0.17	71%	16	11	41%
Depreciation, depletion and amortization	2.43	2.09	16%	131	136	(3%)
General and administrative	0.55	0.35	57%	30	23	29%
Business interruption insurance benefit	(0.56)	—	100%	(30)	—	100%
Total operating expenses	$3.68	$3.31	11%	$199	$216	(8%)

Domestic Operations. Our domestic operating expenses for the first quarter of 2006, stated on an Mcfe basis, increased 9% over the same period of 2005. This increase was primarily related to the following items:

•
Lease operating expense (LOE), on an Mcfe basis, was adversely impacted by continued deferred production related to the 2005 hurricanes of approximately 8 Bcfe, higher operating costs and increased well workover activity.

•	Production and other taxes, on an Mcfe basis, increased due to higher commodity prices and an increase in the proportion of our production volumes subject to production taxes.

•
The increase in our depreciation, depletion and amortization (DD&A) rate resulted from higher cost reserve additions. The component of DD&A associated with accretion expense related to SFAS No. 143 was $0.07 per Mcfe for the first quarter of 2006 and $0.05 per Mcfe for the first quarter of 2005. The component of DD&A associated with furniture, fixture and equipment was $0.02 per Mcfe for the first quarter of 2006 and 2005.

•
The increase in general and administrative (G&A) expense of $0.16 per Mcfe, or 46%, was primarily due to growth in our workforce and an increase in incentive compensation as a result of higher adjusted net income (as defined in our incentive compensation plan) in the first quarter of 2006 as compared to the prior year. Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. In addition, stock compensation expense increased approximately 123% due to the adoption of SFAS No. 123(R). See Note 1, “Organization and Summary of Significant Accounting Policies—Stock-Based Compensation.” During the first quarter of 2006, we capitalized $10 million of direct internal costs compared to $9 million in the first quarter of 2005.

•	In the first quarter of 2006, we recorded a $30 million benefit related to our business interruption insurance coverage as a result of the operations disruptions caused by the 2005 hurricanes.

International Operations. Our international operating expenses for the first quarter of 2006, stated on an Mcfe basis, increased 136%. This increase resulted from the 53% decrease in production for the first quarter of 2006 due to the timing of liftings in Malaysia. Aggregate costs remained flat period over period.

Interest Expense. The following table presents information about our interest expense for the first quarter of 2006 compared to the same period of the prior year.

	Three Months Ended March 31,
	2006	2005
	(In millions)

Gross interest expense	$18	$18
Capitalized interest	(12)	(12)
Total interest expense	$6	$6

Commodity Derivative Income (Expense). The following table presents information about the components of commodity derivative income (expense) for the first quarter of 2006 compared to the same period of the prior year.

	Three Months Ended March 31,
	2006	2005
	(In millions)
Cash flow hedges:
Hedge ineffectiveness	$5	$(9)

Derivatives not designated as cash flow hedges:
Unrealized gain (loss) due to changes in fair market value	2	(98)
Realized (loss) on settlement	(1)	(2)
Total commodity derivative income (expense)	$6	$(109)

Hedge ineffectiveness is associated with our hedging contracts that qualify for hedge accounting under SFAS No. 133. The unrealized gain (loss) due to changes in fair market value is associated with our derivative contracts that do not qualify for hedge accounting and represents changes in the fair value of our open contracts during the period.

Taxes. The effective tax rates for the first quarter of 2006 and 2005 were 36.1% and 27.2%, respectively. The effective tax rate for the first quarter of 2005 was less than the federal statutory tax rate because the valuation allowance on our U.K. net operating loss carryforwards was reduced by $8 million because of a substantial increase in estimated future taxable income as a result of our Grove discovery in the U.K. North Sea. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing and amount of future production and future operating expenses and capital costs.

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

We establish a capital budget at the beginning of each calendar year based on expected cash flow from operations for that year. In the past, we often have increased our capital budget during the year as a result of acquisitions or successful drilling. Because of the nature of the properties we own, a substantial majority of our capital budget is discretionary. Our 2006 capital budget exceeds currently expected cash flow from operations by approximately $300 million. To the extent that cash flow from operations during the year is lower than our capital needs, we will make up the shortfall with borrowings under our credit arrangements and with a portion of the proceeds from our $550 million Senior Subordinated Notes offering (see — Cash Flows from Financing Activities below).

Credit Arrangements. In December 2005, we entered into a revolving credit facility that matures in December 2010. The terms of the credit facility provide for initial loan commitments of $1 billion from a syndication of participating banks, led by JPMorgan Chase as the agent bank. The loan commitments under the credit facility may be increased to a maximum aggregate amount of $1.5 billion if the lenders increase their loan commitments or new financial institutions are added to the credit facility. Loans under the credit facility bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate, substantially equal to the London Interbank Offered Rate (“LIBOR”), plus a margin that is based on a grid of our debt rating (100 basis points per annum at March 31, 2006). At April 27, 2006, we had no outstanding borrowings under the credit facility.

The credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization expense, exploration and abandonment expense and other noncash charges and expenses to consolidated interest expense of at least 3.5 to 1.0; and as long as our debt rating is below investment grade, the maintenance of an annual ratio of the calculated net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. At March 31, 2006, we were in compliance with all of its debt covenants.

As of April 27, 2006, we had $64 million of undrawn letters of credit under our credit facility. The letters of credit outstanding under the credit facility are subject to annual fees, based on a grid of our debt rating (87.5 basis points at April 27, 2006) plus an issuance fee of 12.5 basis points.

We also have a total of $110 million of borrowing capacity under money market lines of credit with various banks. At April 27, 2006, we had no outstanding borrowings under our money market lines.

Based upon the covenants to the credit facility, as of April 27, 2006 we have approximately $500 million of available borrowing capacity under the revolving credit facility, which includes the available capacity under our money market lines of credit. Following the redemption of our 8 3/8% Senior Subordinated Notes due 2012, we will have approximately $750 million of available borrowing capacity under the revolving credit facility.

Working Capital. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. Generally, we use excess cash to pay down borrowings under our credit arrangements. As a result, we often have a working capital deficit or a relatively small amount of positive working capital. We had a working capital deficit of $151 million as of March 31, 2006. This compares to a working capital deficit of $130 million as of December 31, 2005. Our working capital deficit is affected by fluctuations in the fair value of our commodity derivative instruments. As of March 31, 2006, we had a net short-term derivative liability of $32 million compared to a net short-term derivative liability of $89 million at December 31, 2005.

Cash Flows from Operations. Cash flows from operations is primarily affected by production and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations are also impacted by changes in working capital. We sell substantially all of our natural gas and oil production under floating market contracts. However, we enter into commodity hedging arrangements to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. See “Oil and Gas Hedging” below. We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations is impacted by changes in working capital and is not affected by DD&A, writedowns or other non cash charges.

Our net cash flow from operations was $340 million for the three months ended March 31, 2006, a 30% increase over the same period of the prior year. The increase was due to a 25% increase in our realized oil and gas prices (on a natural gas equivalent basis) and a decrease in working capital requirements during the first quarter of 2006.

Although our second quarter 2006 production volumes will be impacted by continued production deferrals related to the 2005 hurricanes, we expect that higher commodity prices will offset the cash flow impact of this deferred production. In addition, second quarter 2006 cash flow from operations will be impacted by the redemption premium of approximately $19 million related to our 8 3/8% Senior Subordinated Notes due 2012, which will be redeemed on May 3, 2006 (see — Cash Flows from Financing Activities below).

Capital Expenditures. Our first quarter 2006 capital spending was $390 million, an increase of 56% from our $250 million in capital spending during the same period of 2005. This excludes asset retirement obligations, which were insignificant during the first quarter of 2006 and totaled $4 million during the same period of 2005. We invested $223 million in domestic development, $97 million in domestic exploration, $8 million in other domestic leasehold activity and $62 million internationally.

Our current budget for capital spending in 2006 is $1.9 billion, excluding acquisitions. The total includes $1.6 billion for capital projects, $180 million for hurricane repairs in the Gulf of Mexico (substantially all of which will be offset with proceeds from insurance) and $105 million for capitalized interest and overhead. Approximately 23% of the $1.6 billion of capital projects is allocated to the Gulf of Mexico (including the traditional shelf, the deep and ultra-deep shelf and deepwater), 22% to the onshore Gulf Coast, 27% to the Mid-Continent, 9% to the Rocky Mountains and 19% to international projects. Actual levels of capital expenditures may vary significantly due to many factors, including the extent to which proved properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services. We continue to pursue attractive acquisition opportunities; however, the timing, size and purchase price of acquisitions are unpredictable. Historically, we have completed several acquisitions of varying sizes each year. Depending on the timing of an acquisition, we may spend additional capital during the year of the acquisition for drilling and development activities on the acquired properties.

Cash Flows from Financing Activities. Net cash flow used in financing activities for the three months ended March 31, 2005 was $42 million. During that period, we repaid a net $57 million under our credit arrangements and received proceeds of $15 million from the issuance of shares of our common stock.

On April 3, 2006, we closed the sale of $550 million aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2016. We intend to use the proceeds from the offering to redeem our 8 3/8% Senior Subordinated Notes due 2012 and for general corporate purposes, including the funding of a portion of our 2006 capital budget (discussed above).

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

While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. We believe there is no material basis risk with respect to our natural gas and crude oil price hedging contracts because substantially all of our hedged natural gas and crude oil production is sold at market prices that historically have had a high positive correlation to the settlement price. The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.40 - $0.60 less per MMBtu than the NYMEX. Realized gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average $0.70 - $0.80 less per MMBtu than the NYMEX. The price we receive for our Gulf Coast oil production typically averages about $2 per barrel below the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains is now averaging about $9 per barrel below the WTI price. Oil production from the Mid-Continent typically sells at a $1.00 - $1.50 per barrel discount to WTI. Oil production from Malaysia typically sells at Tapis, or about even with WTI.

Please see the discussion and tables in Note 7, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to the derivative contracts utilized in our hedging program and a listing and fair value of those open contracts as of March 31, 2006.

Between March 31, 2006 and April 25, 2006, we entered into other contracts with respect to our future natural gas production as set forth in the table below. These contracts do not qualify for hedge accounting.

		NYMEX Contract Price Per MMBtu
			Collars
		Swaps	Floors		Ceilings
	Volume in	(Weighted		Weighted		Weighted
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average

April 2006 - June 2006
Price swap contracts	610	$7.94	—	—	—	—
July 2006 - September 2006
Price swap contracts	920	7.94	—	—	—	—
October 2006 - December 2006
Price swap contracts	3,950	9.38	—	—	—	—
Collar contracts	2,670	—	$9.00 - $9.50	$9.21	$13.70 - $15.20	$14.57
January 2007 - December 2007
Price swap contracts	1,470	10.81	—	—	—	—
Collar contracts	2,940	—	9.00 - 9.50	9.19	13.70 - 15.20	14.48

General Information

General information about us can be found at www.newfield.com. In conjunction with our web page, we also maintain an electronic publication entitled @NFX. @NFX is periodically published to provide updates on our operating activities and our latest publicly announced estimates of expected production volumes, costs and expenses for the then current quarter. Recent editions of @NFX are available on our web page. To receive @NFX directly by email, please forward your email address to info@newfld.com or visit our web page and sign up. Unless specifically incorporated, the information about us at www.newfield.com or in any edition of @NFX is not part of this report.

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission.

Forward-Looking Information

This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability of capital resources to fund capital expenditures, production targets, anticipated production rates, our financing plans and our business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including:

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

Please see the discussion and tables in Note 7, "Commodity Derivative Instruments and Hedging Activities," to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to the derivative contracts utilized in our hedging program and a listing and fair value of those open contracts as of March 31, 2006.

Interest Rates

At March 31, 2006, our long-term debt was comprised of:

	Fixed Rate Debt		Variable Rate Debt
	(In millions)

Bank revolving credit facility	$	―	$	―
7.45% Senior Notes due 2007(1)		75		50
7 5/8% Senior Notes due 2011(1)		125		50
8 3/8% Senior Subordinated Notes due 2012		250		―
6 5/8% Senior Subordinated Notes due 2014		325		―
Total long-term debt		$775		$100

                        _____

(1)
As of March 31, 2006, $50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011 were subject to interest rate swaps. These swaps provide for us to pay variable and receive fixed interest payments, and are designated as fair value hedges of a portion of our outstanding senior notes.

We consider our interest rate exposure to be minimal because a substantial majority, about 89% of our long-term debt obligations, after taking into account our interest rate swap agreements, were at fixed rates.

Foreign Currency Exchange Rates

The British pound is the functional currency for our operations in the United Kingdom. The functional currency for all other foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, to determine whether any changes occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We have been named as a defendant in certain lawsuits in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under The Plans or Programs

January 1 - January 31, 2006	—	—	—	—
February 1 - February 28, 2006	60,797	$51.21	—	—
March 1 - March 31, 2006	—	—	—	—
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

NEWFIELD EXPLORATION COMPANY

Date: April 28, 2006	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002