Form 10-K/A
period 2005-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2007-02-28
CIK 912750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this amendment to our annual report for the year ended December 31, 2005 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of March 3, 2006, the original filing date of our annual report for the year ended December 31, 2005.

Pursuant to the Rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

The changes made to the report include the following:

•	To add the definition of “exploitation well”;

•	To revise the definition of “development well” to exclude exploitation wells, which results in exploitation wells being included in the definition of “exploration or exploratory well”;

•	To revise various portions of the report to reflect the shift of exploitation wells and activities from development wells and activities to exploration wells and activities, including the “Drilling Activity” table on page 11, the “Oil and Gas Properties” table on page 65 and the costs incurred for oil and gas property acquisitions, exploration and development listed in the table in our Supplementary Oil and Gas Disclosures — Unaudited on page 88;

•	To reference the applicable Regulation S-X Rules in our definitions of “proved developed reserves,” “proved reserves” and “proved undeveloped reserves”;

•	To revise our revenue recognition policy in Note 1, “ — Revenue Recognition” to our consolidated financial statements to address all of the criteria set forth in SAB Topic 13:1; and

•	To clarify in the table on page 90 that substantially all of our purchases of properties during 2003 relate to our August 2004 acquisition of Inland Resources.

The following table reflects the changes made to the “Drilling Activities” table on page 11 as a result of the revisions to the definition of “development well.” Positive numbers indicate the number of wells added to a category and negative numbers indicate the number of wells removed from a category.

	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
United States:
Productive	363	278.8	188	137.7	98	64.9
Nonproductive	16	13.3	5	2.9	4	1.4
China:
Productive	—	—	—	—	—	—
Nonproductive	—	—	—	—	—	—
United Kingdom:
Productive	—	—	—	—	—	—
Nonproductive	—	—	—	—	—	—
Malaysia:
Productive	3	1.5	—	—	—	—
Nonproductive	—	—	—	—	—	—

Total	382	293.6	193	140.6	102	66.3

Development wells:
United States:
Productive	(363)	(278.8)	(188)	(137.7)	(98)	(64.9)
Nonproductive	(16)	(13.3)	(5)	(2.9)	(4)	(1.4)

Total	(382)	(293.6)	(193)	(140.6)	(102)	(66.3)

The following table reflects the changes made to the table in Note 5, “ — Oil and Gas Properties” on page 65 as a result of the revisions to the definition of “development well.” Positive numbers indicate amounts added to a category and negative numbers indicate amounts removed from a category.

	December 31,	December 31,	December 31,
	2005	2004	2003
	(In millions)

Exploration in progress	91	31	31
Development in progress	(91)	(31)	(31)

The following table reflects the changes made to the table in our Supplementary Oil and Gas Disclosures — Unaudited on page 88 as a result of the revision to the definition of “development well.” Positive numbers indicate amounts added to a category and negative numbers indicate amounts removed from a category.

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total

2005:
Property acquisitions:
Unproved	$—	$—	$—	$—	$—	$—
Proved	—	—	—	—	—	—
Exploration	551	1	6	1	—	559
Development	(551)	(1)	(6)	(1)	—	(559)

Total costs incurred	$—	$—	$—	$—	$—	$—

2004:
Property acquisitions:
Unproved	$—	$—	$—	$—	$—	$—
Proved	—	—	—	—	—	—
Exploration	482	—	—	—	—	482
Development	(482)	—	—	—	—	(482)

Total costs incurred	$—	$—	$—	$—	$—	$—

2003:
Property acquisitions:
Unproved	$—	$—	$—	$—	$—	$—
Proved	—	—	—	—	—	—
Exploration	253	—	—	—	—	253
Development	(253)	—	—	—	—	(253)

Total costs incurred	$—	$—	$—	$—	$—	$—

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

Drilling Program. In an effort to manage the risks associated with our strategy to grow reserves through the drillbit, each year we drill a greater number of lower risk, low to moderate potential wells and a lesser number of higher risk, higher potential prospects. Our low-risk drilling opportunities in the Rocky Mountains, the Mid-Continent and the shallow waters of Malaysia and the Gulf of Mexico are complemented with higher potential plays in the Gulf of Mexico’s deep and ultra-deep shelf and deepwater and in other international waters. In recent years, about 20-30% of our initial annual capital expenditure budget has been allocated to exploration (exclusive of exploitation) activities. We actively look for new drilling ideas on our existing property base and on properties that may be acquired. In 2005, 96% of our reserve additions came through the drillbit.

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

Plans for 2006

Our capital budget for 2006 is $1.9 billion, including $180 million allocated for hurricane repairs in the Gulf of Mexico (of which we expect the majority to be covered by proceeds from insurance) and $105 million of capitalized interest and overhead. We have not budgeted for potential acquisitions. We plan to drill more than 600 wells in 2006, about 80% of which are lower risk wells in the Mid-Continent or the Uinta Basin. About $350 million has been earmarked for exploration (exclusive of exploitation) activities.

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

Drilling Activity

The following table sets forth our drilling activity for each year in the three-year period ended December 31, 2005.

	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
United States:
Productive(1)	390	296.3	211	151.8	125	81
Nonproductive(2)	32	23.3	22	13.9	28	15.8
China:
Productive(4)	—	—	—	—	2	0.7
Nonproductive(4)	—	—	—	—	1	0.4
United Kingdom:
Productive(4)	1	1.0	—	—	—	—
Nonproductive(4)	1	0.6	1	1.0	—	—
Malaysia:
Productive(3)	4	2.0	—	—	—	—
Nonproductive(4)	2	1.0	—	—	—	—

Total	430	324.2	234	166.7	156	97.9

Development wells:
United States:
Productive	135	116.1	43	37.1	41	27.5
Nonproductive	1	1.0	1	1.0	2	1.4

Total	136	117.1	44	38.1	43	28.9

(1)	Includes 27 gross (17.5 net), 23 gross (14.1 net) and 27 gross (16.1 net) wells in 2005, 2004 and 2003, respectively, that are not exploitation wells.

(2)	Includes 16 gross (10.0 net), 17 gross (11.0 net) and 24 gross (14.4 net) wells in 2005, 2004 and 2003, respectively, that are not exploitation wells.

(3)	These wells are not exploitation wells.

(4)	Includes 1 gross (0.5 net) wells in 2005, that are not exploitation wells.

We were in the process of drilling 3 gross (2.3 net) development wells and 39 gross (25.3 net) exploitation wells in the United States, one gross (1.0 net) appraisal well in the United Kingdom and two gross (0.2 net) development wells in China at December 31, 2005.

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

			Total Years
			of Service
			with
Name	Age	Position	Newfield

David A. Trice	57	Chairman, President and Chief Executive Officer and a Director	11
David F. Schaible	45	Executive Vice President — Operations and Acquisitions and a Director	16
Elliott Pew	51	Executive Vice President — Exploration	8
Terry W. Rathert	53	Senior Vice President, Chief Financial Officer and Secretary	16
W. Mark Blumenshine	47	Vice President — Land	4
Mona Leigh Bernhardt	39	Vice President — Human Resources	6
Lee K. Boothby	44	Vice President — Mid-Continent	6
Stephen C. Campbell	37	Vice President — Investor Relations	6
George T. Dunn	48	Vice President — Gulf Coast	13
James J. Metcalf	48	Vice President — Drilling	10
Gary D. Packer	43	Vice President — Rocky Mountains	10
William D. Schneider	54	Vice President — International	16
Mark J. Spicer	46	Vice President — Information Technology	5
James T. Zernell	48	Vice President — Production	9
Brian L. Rickmers	37	Controller and Assistant Secretary	12
Susan G. Riggs	48	Treasurer	9

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

Capital Expenditures.  Our 2005 capital spending was $1,119 million, a 38% decrease from our 2004 capital spending of $1,796 million, excluding asset retirement obligations of $44 million in 2005 and $48 million in 2004. During 2005, we invested $696 million in domestic exploitation and development, $257 million in domestic exploration (exclusive of exploitation and leasehold activity), $81 million in other domestic leasehold activity and $85 million internationally.

Our 2004 capital spending of $1,796 million was nearly three times our 2003 capital spending of $647 million (excluding asset retirement obligations of $32 million in 2003). This included $719 million allocated for financial accounting purposes to the oil and gas properties acquired in our $575 million purchase of Inland. This also included approximately $225 million for acquisitions in Oklahoma and the Gulf of Mexico. During 2004, we also invested $570 million in domestic exploitation and development, $191 million in domestic exploration (exclusive of exploitation and leasehold activity), $38 million in other domestic leasehold activity and $102 million internationally. The international capital spending included $49 million related to the acquisition of our Malaysian PSCs.

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

We may redeem some or all of the 8 3/8% notes at any time on or after August 15, 2007 and some or all of the 6 5/8% notes at any time on or after September 1, 2009, in each case, at a redemption price stated in the applicable indenture governing the notes. We also may redeem all but not part of the 8 3/8% notes prior to August 15, 2007 and all but not part of the 6 5/8% notes prior to September 1, 2009, in each case, at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, before September 1, 2007, we may redeem up to 35% of the original principal amount of the 6 5/8% notes with similar net cash proceeds at 106.625% of the principal amount plus accrued and unpaid interest to the date of redemption.

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

Development well.  A well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive.

Dry hole or well.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploitation Well.  An exploration well drilled to find and produce probable reserves. Most of the exploitation wells we drilled in 2005 and expect to drill in 2006 are located in the Mid-Continent or Monument Butte Field. Exploitation wells in those areas have less risk and less reserve potential and typically may be drilled at a lower cost than other exploration wells. For internal reporting and budgeting purposes, we combine exploitation and development activities.

Exploration or exploratory well.  A well drilled to find and produce oil or natural gas reserves that is not a development well. For internal reporting and budgeting purposes, we exclude exploitation activities from exploration activities.

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

Proved developed reserves.  In general, proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. The SEC provides a complete definition of proved developed reserves in Rule 4-10(a)(3) of Regulation S-X.

Proved developed nonproducing reserves.  Proved developed reserves expected to be recovered from zones behind casing in existing wells.

Proved reserves.  In general, the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The SEC provides a complete definition of proved reserves in Rule 4-10(a)(2) of Regulation S-X.

Proved undeveloped reserves.  In general, proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. The SEC provides a complete definition of proved undeveloped reserves in Rule 4-10(a)(4) of Regulation S-X.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Substantially all of our oil and gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market prices. We record revenue when we deliver our production to the customer and collectibility is reasonably assured. Revenues from the production of oil and gas on properties in which we have joint ownership are recorded under the sales method. Differences between these sales and our entitled share of production are not significant.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized costs and estimated future development and retirement costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of the unamortized cost or the cost center ceiling. A particular cost center ceiling is equal to the sum of:

•	the present value (10% per annum discount rate) of estimated future net revenues from proved reserves (based on end of period oil and gas prices applicable to our reserves as adjusted for the effects of hedging); plus

•	the lower of cost or estimated fair value of properties not included in the costs being amortized, if any; less

•	related income tax effects.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The change in our ARO since adoption of SFAS No. 143 is set forth below (in millions):

Balance at January 1, 2003	$129
Accretion expense	7
Additions	32
Settlements	(4)

Balance at December 31, 2003	164
Accretion expense	11
Additions	48
Settlements	(6)

Balance at December 31, 2004	217
Accretion expense	13
Additions	10
Revisions(1)	34
Settlements	(14)

Balance at December 31, 2005	$260

(1)	Reflects an increase in the abandonment estimate of Gulf of Mexico platforms and facilities that were damaged or destroyed by Hurricanes Katrina and Rita.

Goodwill

We recorded goodwill in connection with our acquisitions of Inland Resources (August 2004) and Primary Natural Resources (September 2003). Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of the liabilities assumed. In the third quarter

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Major Customers

For the years ended December 31, 2003, 2004 and 2005, we sold oil and gas production that accounted for more than 10% of our consolidated revenues (before the effects of hedging) to Superior Natural Gas Corporation (23% in 2005, 20% in 2004 and 29% in 2003), Louis Dreyfus Energy Services (12% in 2005, 15% in 2004 and less than 10% in 2003) and ConocoPhillips Inc. (less than 10% in 2005, 14% in 2004 and 25% in 2003). Because alternative purchasers of oil and gas are readily available in most geographic areas, we believe that the loss of any of these purchasers would not have a material adverse effect on us.

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

	Year Ended December 31,
	2004	2003
	(Unaudited) (In millions, except per share)

Pro forma:
Revenue	$1,457	$1,147
Income from operations	589	409
Net income	344	223
Basic earnings per share	$2.79	$1.87
Diluted earnings per share	$2.75	$1.87

5.	Oil and Gas Assets:

Oil and Gas Properties

Oil and gas properties consisted of the following at:

	December 31,	December 31,	December 31,
	2005	2004	2003
	(In millions)

Subject to amortization	$6,141	$5,073	$3,747
Not subject to amortization
Exploration in progress	147	91	39
Development in progress	16	7	—
Capitalized interest	71	39	23
Fee mineral interests	23	23	23
Other capital costs:
Incurred in 2005	110	—	—
Incurred in 2004	413	479	—
Incurred in 2003	51	77	102
Incurred in 2002 and prior	70	119	144

Total not subject to amortization	901	835	331

Gross oil and gas properties	7,042	5,908	4,078
Accumulated depreciation, depletion and amortization	(2,632)	(2,133)	(1,660)

Net oil and gas properties	$4,410	$3,775	$2,418

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

We may redeem some or all of the 8 3/8% notes at any time on or after August 15, 2007 and some or all of the 6 5/8% notes at any time on or after September 1, 2009, in each case, at a redemption price stated in the applicable supplemental indenture governing the notes. We also may redeem all but not part of the 8 3/8% notes prior to August 15, 2007 and all but not part of the 6 5/8% notes prior to September 1, 2009, in each case, at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, before September 1, 2007, we may redeem up to 35% of the original principal amount of the 6 5/8% notes with similar net cash proceeds at 106.625% of the principal amount plus accrued and unpaid interest to the date of redemption.

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

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED

Costs incurred for oil and gas property acquisitions, exploration and development for each of the years in the three-year period ended December 31, 2005 are as follows (in millions):

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total
2005:
Property acquisitions:
Unproved	$56	$3	$15	$1	$1	$76
Proved	26	—	—	—	—	26
Exploration(1)	805	27	23	2	2	859
Development(2)	189	5	3	5	—	202

Total costs incurred(3)	$1,076	$35	$41	$8	$3	$1,163

2004:
Property acquisitions:(4)
Unproved	$422	$7	$7	$1	$1	$438
Proved	560	—	44	—	—	604
Exploration(1)	618	25	9	1	4	657
Development(2)	143	—	3	—	—	146

Total costs incurred(5)	$1,743	$32	$63	$2	$5	$1,845

2003:
Property acquisitions:
Unproved	$39	$4	$—	$1	$1	$45
Proved	137	3	—	—	—	140
Exploration(1)	408	2	—	4	1	415
Development(2)	78	1	—	—	—	79

Total costs incurred	$662	$10	$—	$5	$2	$679

(1)	Includes $254 million, $136 million and $155 million of United States costs for non-exploitation activities for 2005, 2004 and 2003, respectively, $26 million, $25 million and $2 million of United Kingdom costs for non-exploitation activities for 2005, 2004 and 2003, respectively, $17 million and $9 million of Malaysia costs for non-exploitation activities for 2005 and 2004, respectively, $1 million, $1 million and $4 million of China costs for non-exploitation activities for 2005, 2004 and 2003, respectively, and $2 million, $4 million and $1 million of Other International costs for non-exploitation activities for 2005, 2004 and 2003, respectively.

(2)	Includes $44 million, $48 million and $32 million for 2005, 2004 and 2003, respectively, of asset retirement costs recorded in accordance with SFAS No. 143.

(3)	Excludes $1 million and $9 million in property sales in the United States and United Kingdom, respectively, and $6 million in foreign currency translation adjustments. In addition, excludes the $10 million ceiling test writedown related to other international investments.

(4)	Includes $344 million and $375 million recorded as unproved and proved property acquisition costs, respectively, related to the August 2004 acquisition of Inland Resources. These amounts represent the recorded fair value of the oil and gas assets. The cash consideration paid in the acquisition was approximately $575 million.

(5)	Excludes $17 million in property sales in the United States and $2 million in foreign currency translation adjustments. Additionally, the $17 million ceiling test writedown in the United Kingdom is not presented as a reduction of capital expenditures.

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Capitalized costs for our oil and gas producing activities consisted of the following at the end of each of the years in the three-year period ended December 31, 2005 (in millions):

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total

December 31, 2005:
Proved properties	$6,015	$30	$67	$45	$—	$6,157
Unproved properties	824	18	37	—	6	885

	6,839	48	104	45	6	7,042
Accumulated depreciation, depletion and amortization	(2,613)	(2)	(17)	—	—	(2,632)

Net capitalized costs	$4,226	$46	$87	$45	$6	$4,410

December 31, 2004:
Proved properties	$5,030	$3	$47	$—	$—	$5,080
Unproved properties	738	25	16	37	12	828

	5,768	28	63	37	12	5,908
Accumulated depreciation, depletion and amortization	(2,125)	(2)	(6)	—	—	(2,133)

Net capitalized costs	$3,643	$26	$57	$37	$12	$3,775

December 31, 2003:
Proved properties	$3,743	$4	$—	$—	$—	$3,747
Unproved properties	282	7	—	35	7	331

	4,025	11	—	35	7	4,078
Accumulated depreciation, depletion and amortization	(1,660)	—	—	—	—	(1,660)

Net capitalized costs	$2,365	$11	$—	$35	$7	$2,418

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

Estimated Net Quantities of Proved Oil and Gas Reserves

The following table sets forth our total net proved reserves and our total net proved developed reserves as of December 31, 2002, 2003, 2004 and 2005 and the changes in our total net proved reserves during the three-year period ended December 31, 2005, as estimated by our petroleum engineering staff:

	Oil, Condensate and Natural Gas
	Liquids (MMBbls)					Natural Gas (Bcf)			Total (Bcfe)
	U.S.	U.K.	Malaysia	China	Total	U.S.	U.K.	Total	U.S.	U.K.	Malaysia	China	Total

Proved developed and undeveloped reserves as of:
December 31, 2002	34.0	—	—	—	34.0	977.1	—	977.1	1,181.3	—	—	—	1,181.3
Revisions of previous estimates	0.7	—	—	—	0.7	(4.2)	—	(4.2)	—	—	—	—	—
Extensions, discoveries and other additions	6.3	—	—	—	6.3	200.4	—	200.4	238.0	—	—	—	238.0
Purchases of properties	2.9	—	—	—	2.9	101.3	2.6	103.9	118.3	2.6	—	—	120.9
Sales of properties	—	—	—	—	—	(2.8)	—	(2.8)	(2.8)	—	—	—	(2.8)
Production	(6.1)	—	—	—	(6.1)	(184.2)	—	(184.2)	(220.6)	—	—	—	(220.6)

December 31, 2003	37.8	—	—	—	37.8	1,087.6	2.6	1,090.2	1,314.2	2.6	—	—	1,316.8
Revisions of previous estimates	1.2	—	—	—	1.2	(1.9)	(0.5)	(2.4)	5.3	(0.5)	—	—	4.8
Extensions, discoveries and other additions	5.3	—	—	—	5.3	230.9	—	230.9	262.4	—	—	—	262.4
Purchases of properties(1)	47.8	—	6.6	—	54.4	131.4	—	131.4	418.2	—	39.6	—	457.8
Sales of properties	(0.6)	—	—	—	(0.6)	(10.8)	—	(10.8)	(14.3)	—	—	—	(14.3)
Production	(6.7)	—	(0.9)	—	(7.6)	(197.6)	(0.6)	(198.2)	(237.7)	(0.6)	(5.3)	—	(243.6)

December 31, 2004	84.8	—	5.7	—	90.5	1,239.6	1.5	1,241.1	1,748.1	1.5	34.3	—	1,783.9
Revisions of previous estimates	0.8	—	(0.1)	—	0.7	10.7	—	10.7	15.6	—	(0.8)	—	14.8
Extensions, discoveries and other additions	9.2	0.8	4.7	5.3	20.0	249.3	64.1	313.4	304.5	69.2	28.0	31.5	433.2
Purchases of properties	0.3	—	—	—	0.3	16.9	—	16.9	18.9	—	—	—	18.9
Sales of properties	(0.2)	—	—	—	(0.2)	(6.1)	(1.3)	(7.4)	(7.1)	(1.2)	—	—	(8.3)
Production	(8.4)	—	(1.3)	—	(9.7)	(183.2)	(0.2)	(183.4)	(233.8)	(0.1)	(7.7)	—	(241.6)

December 31, 2005	86.5	0.8	9.0	5.3	101.6	1,327.2	64.1	1,391.3	1,846.2	69.4	53.8	31.5	2,000.9

Proved developed reserves as of:
December 31, 2002	32.4	—	—	—	32.4	905.1	—	905.1	1,099.6	—	—	—	1,099.6
December 31, 2003	30.7	—	—	—	30.7	955.8	2.5	958.3	1,139.9	2.6	—	—	1,142.5
December 31, 2004	49.7	—	5.7	—	55.4	1,003.9	1.4	1,005.3	1,302.2	1.4	34.3	—	1,337.9
December 31, 2005	54.6	—	4.3	—	58.9	1,010.2	—	1,010.2	1,338.0	—	25.8	—	1,363.8

(1)	Substantially all of the purchases of U.S. oil, condensate and natural gas liquids relates our August 2004 acquisition of Inland Resources.

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

Under the standardized measure, future cash inflows were estimated by applying year-end oil and gas prices applicable to our reserves to the estimated future production of year-end proved reserves. Future cash inflows do not reflect the impact of future production that is subject to open hedge positions (see Note 6, “Commodity Derivative Instruments and Hedging Activities”). Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate and year-end prices and costs are required by SFAS No. 69.

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

Exhibits

Exhibit
Number		Title

3.1		—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
3	.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))
3	.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))
3	.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))
*3	.2	—	Restated Bylaws of Newfield (as amended by Amendment No. 1 thereto adopted January 31, 2000 and Amendment No. 2 thereto adopted July 28, 2005)
4.1		—	Rights Agreement, dated as of February 12, 1999, between Newfield and ChaseMellon Shareholder Services L.L.C., as Rights Agent, specifying the terms of the Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share, of Newfield (incorporated by reference to Exhibit 1 to Newfield’s Registration Statement on Form 8-A filed with the SEC on February 18, 1999 (File No. 1-12534))
4.2		—	Indenture dated as of October 15, 1997 among Newfield, as issuer, and Wachovia Bank, National Association (formerly First Union National Bank), as trustee (incorporated by reference to Exhibit 4.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-39563))
4.3		—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))
4.4		—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))
4	.4.1	—	First Supplemental Indenture, dated as of August 13, 2002, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Newfield’s Current Report on Form 8-K filed with the SEC on August 13, 2002 (File No. 1-12534))
4	.4.2	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))

Exhibit
Number		Title

†10	.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))
†10	.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3.3	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf and Mark J. Spicer dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.4	—	Newfield Exploration Company 2004 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-12534))
†10	.4.1	—	First Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (incorporated by reference to Exhibit 99.4 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.4.2	—	Second Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.4.3	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))

Exhibit
Number		Title

†10	.4.4	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.5	—	Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.18 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
†10	.6	—	Newfield Employee 1993 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Newfield’s Registration Statement on Form S-1 (Registration No. 33-69540))
†10	.6.1	—	Amendment to Newfield Employee 1993 Incentive Compensation Plan (effective as of February 14, 2002) (incorporated by reference to Exhibit 10.9.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.7	—	Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.8	—	Newfield Exploration Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
†10	.9	—	Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.9.1	—	First Amendment to Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.10.1	—	Form of Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew and Terry W. Rathert dated effective as of February 17, 2005 (incorporated by reference to Exhibit 10.10 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.10.2	—	Form of Change of Control Severance Agreement between Newfield and each of Lee K. Boothby, George T. Dunn, Gary D. Packer and William D. Schneider dated effective as of February 17, 2005 (incorporated by reference to Exhibit 10.11 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.10.3	—	Form of First Amendment to Change of Control Severance Agreement between Newfield and each executive officer who is a party to such an agreement (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.11	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-12534))
†10	.12	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Huffco China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
10.13		—	Credit Agreement, dated as of December 2, 2005, among Newfield Exploration Company, JP Morgan Chase Bank, N.A., as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on December 6, 2005 (File No. 1-12534))
*21	.1	—	List of Significant Subsidiaries
**23	.1	—	Consent of PricewaterhouseCoopers LLP
**31	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Title

**31	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished with our Annual Report on Form 10-K for the year ended December 31, 2005 as originally filed on March 3, 2006.

**	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2007.

NEWFIELD EXPLORATION COMPANY

By:	/s/ DAVID A. TRICE
David A. Trice
Chairman, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number		Title

3.1		—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
3	.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))
3	.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))
3	.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))
*3	.2	—	Restated Bylaws of Newfield (as amended by Amendment No. 1 thereto adopted January 31, 2000 and Amendment No. 2 thereto adopted July 28, 2005)
4.1		—	Rights Agreement, dated as of February 12, 1999, between Newfield and ChaseMellon Shareholder Services L.L.C., as Rights Agent, specifying the terms of the Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share, of Newfield (incorporated by reference to Exhibit 1 to Newfield’s Registration Statement on Form 8-A filed with the SEC on February 18, 1999 (File No. 1-12534))
4.2		—	Indenture dated as of October 15, 1997 among Newfield, as issuer, and Wachovia Bank, National Association (formerly First Union National Bank), as trustee (incorporated by reference to Exhibit 4.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-39563))
4.3		—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))
4.4		—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))
4	.4.1	—	First Supplemental Indenture, dated as of August 13, 2002, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Newfield’s Current Report on Form 8-K filed with the SEC on August 13, 2002 (File No. 1-12534))
4	.4.2	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))
†10	.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))
†10	.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))

Exhibit
Number		Title

†10	.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3.3	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf and Mark J. Spicer dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.4	—	Newfield Exploration Company 2004 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-12534))
†10	.4.1	—	First Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (incorporated by reference to Exhibit 99.4 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.4.2	—	Second Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.4.3	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))
†10	.4.4	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.5	—	Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.18 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
†10	.6	—	Newfield Employee 1993 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Newfield’s Registration Statement on Form S-1 (Registration No. 33-69540))
†10	.6.1	—	Amendment to Newfield Employee 1993 Incentive Compensation Plan (effective as of February 14, 2002) (incorporated by reference to Exhibit 10.9.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.7	—	Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))

Exhibit
Number		Title

†10	.8	—	Newfield Exploration Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
†10	.9	—	Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.9.1	—	First Amendment to Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.10.1	—	Form of Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew and Terry W. Rathert dated effective as of February 17, 2005 (incorporated by reference to Exhibit 10.10 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.10.2	—	Form of Change of Control Severance Agreement between Newfield and each of Lee K. Boothby, George T. Dunn, Gary D. Packer and William D. Schneider dated effective as of February 17, 2005 (incorporated by reference to Exhibit 10.11 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.10.3	—	Form of First Amendment to Change of Control Severance Agreement between Newfield and each executive officer who is a party to such an agreement (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.11	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-12534))
†10	.12	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Huffco China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
10.13		—	Credit Agreement, dated as of December 2, 2005, among Newfield Exploration Company, JP Morgan Chase Bank, N.A., as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on December 6, 2005 (File No. 1-12534))
*21	.1	—	List of Significant Subsidiaries
**23	.1	—	Consent of PricewaterhouseCoopers LLP
**31	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished with our Annual Report on Form 10-K for the year ended December 31, 2005 as originally filed on March 3, 2006.

**	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.