Form 10-Q
period 2007-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2007-04-27
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________to___________.
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

Yes ☐      No ☑
     As of April 26, 2007, there were 129,984,848 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

		Page
	PART I

Item 1.	Unaudited Financial Statements:

	Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006	1

	Consolidated Statement of Income for the three months ended March 31, 2007 and 2006	2

	Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006	3

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

	PART II

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31
Deferred Compensation Plan
Amended Change of Control Severance Plan
Form of Amended Change of Control Severance Agreement
Form of Change of Control Severance Agreement
Form of Amended Change of Control Severance Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26	$80
Short-term investments	—	10
Accounts receivable	381	378
Inventories	58	44
Derivative assets	89	280
Deferred taxes	14	—
Other current assets	40	59

Total current assets	608	851

Oil and gas properties (full cost method, of which $1,074 at March 31, 2007 and $1,002 at December 31, 2006 were excluded from amortization)	9,346	8,890
Less—accumulated depreciation, depletion and amortization	(3,413)	(3,235)

	5,933	5,655

Furniture, fixtures and equipment, net	33	28
Derivative assets	3	19
Other assets	20	20
Goodwill	62	62

Total assets	$6,659	$6,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91	$59
Current debt	124	124
Accrued liabilities	607	667
Advances from joint owners	60	90
Asset retirement obligation	36	40
Derivative liabilities	130	80
Deferred taxes	—	63

Total current liabilities	1,048	1,123

Other liabilities	49	28
Derivative liabilities	167	179
Long-term debt	1,175	1,048
Asset retirement obligation	239	232
Deferred taxes	1,003	963

Total long-term liabilities	2,633	2,450

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized at March 31, 2007 and December 31, 2006; 131,830,758 and 131,063,555 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	1	1
Additional paid-in capital	1,209	1,198
Treasury stock (at cost; 1,887,142 and 1,879,874 shares at March 31, 2007 and December 31, 2006, respectively)	(31)	(30)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	15	14
Commodity derivatives	(4)	(5)
Minimum pension liability	(3)	(3)
Retained earnings	1,791	1,887

Total stockholders’ equity	2,978	3,062

Total liabilities and stockholders’ equity	$6,659	$6,635

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Oil and gas revenues	$440	$431

Operating expenses:
Lease operating	112	52
Production and other taxes	18	16
Depreciation, depletion and amortization	180	131
General and administrative	39	30
Ceiling test writedown	47	—
Other	—	(30)

Total operating expenses	396	199

Income from operations	44	232

Other income (expenses):
Interest expense	(23)	(18)
Capitalized interest	11	12
Commodity derivative income (expense)	(158)	6
Other	1	1

	(169)	1

Income (loss) before income taxes	(125)	233

Income tax provision (benefit):
Current	9	11
Deferred	(38)	73

	(29)	84

Net income (loss)	$(96)	$149

Earnings (loss) per share:
Basic	$(0.75)	$1.18

Diluted	$(0.75)	$1.17

Weighted average number of shares outstanding for basic earnings (loss) per share	127	126

Weighted average number of shares outstanding for diluted earnings (loss) per share	127	128

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(96)	$149

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	180	131
Deferred taxes	(38)	73
Stock-based compensation	4	7
Commodity derivative (income) expense	249	(8)
Ceiling test writedown	47	—

Changes in operating assets and liabilities:
Decrease in accounts receivable	2	41
Increase in inventories	(14)	(7)
Decrease in other current assets	18	5
Decrease in accounts payable and accrued liabilities	(7)	(45)
Decrease in commodity derivative liabilities	(1)	(16)
Increase (decrease) in advances from joint owners	(30)	9
Increase in other liabilities	21	1

Net cash provided by operating activities	335	340

Cash flows from investing activities:
Additions to oil and gas properties	(539)	(337)
Proceeds from sale of oil and gas properties	1	—
Additions to furniture, fixtures and equipment	(6)	(2)
Redemption of short-term investments	24	—

Net cash used in investing activities	(520)	(339)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	453	229
Repayments of borrowings under credit arrangements	(326)	(229)
Proceeds from issuances of common stock	3	2
Stock-based compensation excess tax benefit	1	1
Purchases of treasury stock	—	(3)

Net cash provided by financing activities	131	—

Effect of exchange rate changes on cash and cash equivalents	—	1

Increase (decrease) in cash and cash equivalents	(54)	2
Cash and cash equivalents, beginning of period	80	39

Cash and cash equivalents, end of period	$26	$41

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006	131.1	$1	(1.9)	$(30)	$1,198	$1,887	$6	$3,062
Issuance of common and restricted stock	0.8				3			3
Stock-based compensation					7			7
Treasury stock, at cost				(1)				(1)
Stock-based compensation excess tax benefit					1			1
Comprehensive income (loss):
Net loss						(96)		(96)
Foreign currency translation adjustment, net of tax of ($0)							1	1
Reclassification adjustments for settled hedging positions, net of tax of $0							(1)	(1)
Changes in fair value of outstanding hedging positions, net of tax of ($1)							2	2

Total comprehensive income (loss)								(94)

Balance, March 31, 2007	131.9	$1	(1.9)	$(31)	$1,209	$1,791	$8	$2,978

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
     These financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
Dependence on Oil and Gas Prices
     As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for natural gas and oil. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we can economically produce.
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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventories
     Inventories consist primarily of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia and China is produced into floating production, storage and off-loading vessels and sold periodically as barge quantities are accumulated. The product inventory at March 31, 2007 consisted of approximately 177,000 barrels of crude oil valued at cost of $7 million. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.
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
     The changes to our ARO for the three months ended March 31, 2007 are set forth below (in millions):

Balance as of January 1, 2007	$272
Accretion expense	3
Additions	—
Revisions	14
Settlements	(14)

Balance of ARO as of March 31, 2007	$275

Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123 (R)), “Share-Based Payment,” to account for stock-based compensation. Among other items, SFAS No. 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been or will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification, has been or will be recognized in our financial statements over the vesting period. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and a lattice-based model for our performance and market-based restricted shares. Prior to the adoption of SFAS No. 123(R), we followed the intrinsic value method in accordance with APB 25 to account for stock-based compensation. See Note 11, “Stock-Based Compensation,” for a full discussion of our stock-based compensation.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in our consolidated financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.
     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized no material adjustment in our tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $0.4 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, the unrecognized tax benefit amount was unchanged from adoption.
     If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of March 31, 2007, we have not accrued interest related to uncertain tax positions due to overpayments.
     The tax years 2003-2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.
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
     The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended
	March 31,
	2007	2006
	(In millions, except per
	share data)
Income (loss) (numerator):
Net income (loss) — basic	$(96)	$149

Net income (loss) — diluted	$(96)	$149

Weighted average shares (denominator):
Weighted average shares — basic	127	126
Dilution effect of stock options and unvested restricted shares outstanding at end of period (1)	¯	2

Weighted average shares — diluted	127	128

Earnings (loss) per share:
Basic	$(0.75)	$1.18

Diluted	$(0.75)	$1.17

(1)	For the three months ended March 31, 2007, the effect of outstanding employee stock options and unvested restricted shares is antidilutive to earnings per share and is ignored in the computation of the diluted earnings per share for the period.
     There were no antidilutive stock options outstanding for the three month period ended March 31, 2006.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Oil and Gas Assets:
Oil and Gas Properties
     Oil and gas properties consisted of the following at:

	March 31,	December 31,
	2007	2006
	(In millions)
Subject to amortization	$8,272	$7,888
Not subject to amortization:
Exploration wells in progress	245	182
Development wells in progress	65	49
Capitalized interest	99	94
Fee mineral interests	23	23
Other capital costs:
Incurred in 2007	24	—
Incurred in 2006	97	102
Incurred in 2005	83	92
Incurred in 2004 and prior	438	460

Total not subject to amortization	1,074	1,002

Gross oil and gas properties	9,346	8,890
Accumulated depreciation, depletion and amortization	(3,413)	(3,235)

Net oil and gas properties	$5,933	$5,655

     We believe that substantially all of the properties associated with costs not currently subject to amortization will be evaluated within four years except the Monument Butte Field. Because of its size (100,000 acres), evaluation of the Monument Butte Field in its entirety will take significantly longer than four years. At March 31, 2007 and December 31, 2006, $287 million and $292 million, respectively, of costs associated with the Monument Butte Field were not subject to amortization.
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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease significantly or if we have substantial downward revisions in our estimated proved reserves. At March 31, 2007, the cost center ceiling for our U.K. oil and gas properties was calculated based upon quoted market prices of $3.74 per Mcf for gas and $55.38 per Bbl for oil, adjusted for market differentials. Using these prices, the unamortized net capitalized costs of our U.K. cost pool exceeded the full cost ceiling, resulting in a ceiling test writedown of $47 million in the first quarter of 2007.
4. Debt:
     As of the indicated dates, our debt consisted of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Senior unsecured debt:
Bank revolving credit facility:
Prime rate based loans	$—	$—
LIBOR based loans	95	—

Total bank revolving credit facility	95	—
Money market line of credit (1)	32	—

Total credit arrangements	127	—

$125 million 7.45% Senior Notes due 2007 (2)	125	125
Fair value of interest rate swaps (2) (3)	(1)	(1)
$175 million 7 5/8% Senior Notes due 2011	175	175
Fair value of interest rate swaps (3)	(2)	(2)

Total senior unsecured notes	297	297

Total senior unsecured debt	424	297

$325 million 6 5/8% Senior Subordinated Notes due 2014	325	325
$550 million 6 5/8% Senior Subordinated Notes due 2016	550	550

Total debt	1,299	1,172
Less: Current potion of debt (2)	124	124

Total long-term debt	$1,175	$1,048

(1)	Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, these obligations were classified as long-term.

(2)	Due October 2007.

(3)	We have hedged $50 million principal amount of our $125 million 7.45% Senior Notes due 2007 and $50 million principal amount of our $175 million 7 5/8% Senior Notes due 2011. The hedges provide for us to pay variable and receive fixed interest payments.
Credit Arrangements
     In December 2005, we entered into a revolving credit facility that matures in December 2010. The terms of the credit facility provide for initial loan commitments of $1 billion from a syndication of banks, led by JPMorgan Chase as the agent bank. The loan commitments under the credit facility may be increased to a maximum aggregate amount of $1.5 billion if the lenders increase their loan commitments or new financial institutions are added to the credit facility. Loans under the credit facility bear interest, at our option, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (100 basis points per annum at March 31, 2007). At March 31, 2007, we had $95 million outstanding under the credit facility.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Under our credit facility, we pay commitment fees on the undrawn amounts based on a grid of our debt rating (0.20% per annum at March 31, 2007). We incurred fees under these arrangements of approximately $0.7 million for the three months ended March 31, 2007.
     The credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization expense, and other noncash charges and expenses including unrealized gains and losses on commodity derivatives to consolidated interest expense of at least 3.5 to 1.0; and, as long as our debt rating is below investment grade, the maintenance of an annual ratio of the calculated net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. At March 31, 2007, we were in compliance with all of our debt covenants.
     As of March 31, 2007, we had $51 million of undrawn letters of credit under our credit facility. The letters of credit outstanding under the credit facility are subject to annual fees, based on a grid of our debt rating (87.5 basis points at March 31, 2007), plus an issuance fee of 12.5 basis points.
     We also have a total of $90 million of borrowing capacity under money market lines of credit with various banks. At March 31, 2007, we had $32 million outstanding under our money market lines.
5. Commitments and Contingencies:
     In December 2002, a lawsuit against our Mid-Continent subsidiary was filed in Beaver County, Oklahoma and was later certified as a class action royalty owner lawsuit. The complaint alleges that we improperly reduced royalty payments for certain expenses and charges, and also claims breach of contract and breach of fiduciary duties, among other claims. In April 2007, we entered into a non-binding settlement agreement, subject to final documentation and court approval, with respect to the lawsuit. In the first quarter of 2007, we increased our litigation settlement reserve for the lawsuit, which resulted in a charge to earnings that was recorded under the caption “General and administrative” on our consolidated income statement.
     We also have been named as a defendant in a number of other lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.
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
     The following tables provide the geographic operating segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as results of operations of oil and gas producing activities required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” as of and for the three months ended March 31, 2007 and 2006. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United				Other
	States	United Kingdom	Malaysia	China	International	Total
	(In millions)
Three Months Ended March 31, 2007:

Oil and gas revenues	$419	$—	$12	$9	$—	$440
Operating expenses:
Lease operating	106	1	4	1	—	112
Production and other taxes	15	—	3	—	—	18
Depreciation, depletion and amortization.	174	—	3	3	—	180
General and administrative	38	—	—	1	—	39
Ceiling test writedown	—	47	—	—	—	47
Allocated income taxes	31	—	1	2	—

Net income (loss) from oil and gas properties	$55	$(48)	$1	$2	$—

Total operating expenses						396

Income from operations						44
Interest expense, net of interest income, capitalized interest and other						(11)
Commodity derivative expense						(158)

Loss before income taxes						$(125)

Total long-lived assets	$5,480	$184	$204	$65	$—	$5,933

Additions to long-lived assets	$462	$30	$25	$4	$—	$521

	United				Other
	States	United Kingdom	Malaysia	China	International	Total
	(In millions)
Three Months Ended March 31, 2006:
Oil and gas revenues	$423	$—	$8	$—	$—	$431

Operating expenses:
Lease operating	50	—	2	—	—	52
Production and other taxes	15	—	1	—	—	16
Depreciation, depletion and amortization.	130	—	1	—	—	131
General and administrative	27	2	1	—	—	30
Other	(30)	—	—	—	—	(30)
Allocated income taxes	81	(1)	1	—	—

Net income (loss) from oil and gas properties	$150	$(1)	$2	$—	$—

Total operating expenses						199

Income from operations						232
Interest expense, net of interest income, capitalized interest and other						(5)
Commodity derivative income						6

Income before income taxes						$233

Total long-lived assets	$4,429	$88	$100	$50	$6	$4,673

Additions to long-lived assets	$328	$42	$15	$5	$—	$390

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Cash Flow Hedges
     Prior to the fourth quarter of 2005, all derivatives that qualified for hedge accounting were designated on the date we entered into the contract as a hedge of the variability in cash flows associated with the forecasted sale of our future oil and gas production. After-tax changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded under the caption “Accumulated other comprehensive income (loss)— Commodity derivatives” on our consolidated balance sheet until the sale of the hedged oil and gas production. Upon the sale of the hedged production, the net after-tax change in the fair value of the associated derivative recorded under the caption “Accumulated other comprehensive income (loss)—Commodity derivatives” is reversed and the gain or loss on the hedge, to the extent that it is effective, is reported in “Oil and gas revenues” on our consolidated statement of income. At March 31, 2007, we had a net $4 million after-tax loss recorded under the caption “Accumulated other comprehensive income (loss)—Commodity derivatives.” We expect hedged production associated with commodity derivatives accounting for the entire net loss to be sold within the next 12 months. The actual gain or loss on these commodity derivatives could vary significantly as a result of changes in market conditions and other factors.
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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At March 31, 2007, we had outstanding contracts that qualified and were designated as cash flow hedges with respect to our future production as follows:
Oil

		NYMEX Contract Price Per Bbl					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	(In millions)
April 2007 — June 2007
Price swap contracts	211	$41.77	—	—	—	—	$(5)
Collar contracts	91	—	$50.00 - $55.00	$52.50	$77.10 - $83.25	$80.18	—
July 2007 — September 2007
Price swap contracts	92	61.25	—	—	—	—	(1)
Collar contracts	92	—	50.00 - 55.00	52.50	77.10 - 83.25	80.18	—
October 2007 — December 2007
Price swap contracts	92	61.25	—	—	—	—	(1)
Collar contracts	92	—	50.00 - 55.00	52.50	77.10 - 83.25	80.18	—

							$(7)

Other Derivative Contracts
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
     At March 31, 2007, we had outstanding contracts with respect to our future production that were not accounted for as hedges as set forth in the tables below.
Natural Gas

		NYMEX Contract Price per MMBtu					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	(In millions)
April 2007 — June 2007
Price swap contracts	25,800	$8.81	—	—	—	—	$29
Collar contracts	19,100	—	$6.50 - $8.00	$6.90	$8.23 - $10.15	$8.81	—
July 2007 — September 2007
Price swap contracts	25,500	8.87	—	—	—	—	19
Collar contracts	15,350	—	6.50 - 8.00	6.86	8.23 - 10.15	8.80	(4)
October 2007 — December 2007
Price swap contracts	11,420	8.98	—	—	—	—	5
Collar contracts	19,695	—	6.50 - 8.00	7.73	8.23 - 12.40	10.51	(5)
January 2008 — March 2008
Price swap contracts	4,550	9.23	—	—	—	—	(2)
Collar contracts	22,595	—	8.00	8.00	10.00 - 12.40	11.04	(16)
April 2008 — June 2008
Price swap contracts	4,095	7.85	—	—	—	—	(1)
Collar contracts	1,365	—	7.00	7.00	9.70	9.70	—
July 2008 — September 2008
Price swap contracts	4,140	7.85	—	—	—	—	(1)
Collar contracts	1,380	—	7.00	7.00	9.70	9.70	—
October 2008
Price swap contracts	1,395	7.85	—	—	—	—	(1)
Collar contracts	465	—	7.00	7.00	9.70	9.70	—

							$23

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Oil

			NYMEX Contract Price per Bbl						Estimated
					Collars				Fair Value
		Swaps	Additional Put		Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	(In millions)
April 2007 — June 2007
Price swap contracts	30	$70.00	—	—	—	—	—	—	$—
Collar contracts	60	—	—	—	$60.00	$60.00	$80.50 - $81.00	$80.75	(1)
3-Way collar contracts	879	—	$25.00 - $50.00	$30.02	32.00 - 60.00	37.12	44.70 - 82.00	55.33	(12)
July 2007 — September 2007
Price swap contracts	30	70.00	—	—	—	—	—	—	—
Collar contracts	60	—	—	—	60.00	60.00	80.50 - 81.00	80.75	(1)
3-Way collar contracts	888	—	25.00 - 50.00	30.00	32.00 - 60.00	37.10	44.70 - 82.00	55.31	(13)
October 2007 — December 2007
Price swap contracts	30	70.00	—	—	—	—	—	—	—
Collar contracts	60	—	—	—	60.00	60.00	80.50 - 81.00	80.75	(1)
3-Way collar contracts	888	—	25.00 - 50.00	30.00	32.00 - 60.00	37.10	44.70 - 82.00	55.31	(14)
January 2008 — March 2008
3-Way collar contracts	819	—	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(16)
April 2008 — June 2008
3-Way collar contracts	819	—	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(16)
July 2008 — September 2008
3-Way collar contracts	828	—	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(16)
October 2008 — December 2008
3-Way collar contracts	828	—	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(16)
January 2009 — December 2009
3-Way collar contracts	3,285	—	25.00 - 30.00	27.00	32.00 - 36.00	33.33	50.00 - 54.55	50.62	(57)
January 2010 — December 2010
3-Way collar contracts	3,645	—	25.00 - 32.00	28.60	32.00 - 38.00	34.90	50.00 - 53.50	51.52	(55)

									$(218)

Commodity Derivative Income (Expense)
     The following table presents information about the components of commodity derivative income (expense) for the indicated period.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Cash flow hedges:
Hedge ineffectiveness	$—	$5

Other derivative contracts:
Unrealized gain (loss) due to changes in fair market value	(246)	2
Realized gain (loss) on settlement	88	(1)

Total commodity derivative income (expense)	$(158)	$6

8. Accrued Liabilities:
     As of the indicated dates, our accrued liabilities consisted of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Revenue payable	$103	$95
Accrued capital costs	338	349
Accrued lease operating expenses	45	58
Employee incentive expense	32	63
Accrued interest on notes	24	21
Taxes payable	22	21
Deferred acquisition payments	9	9
Insurance premium payable	12	16
Other	22	35

Total accrued liabilities	$607	$667

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Accounts Receivable:
     As of the indicated dates, our accounts receivable consisted of the following:

	March 31,	December 31,
	2007	2006
	(In millions)
Revenue	$218	$201
Joint interest	153	148
Receivable from broker	—	14
MMS deposits	7	8
Texas severance tax	4	6
Other	(1)	1

Total accounts receivable	$381	$378

10. Comprehensive Income:
     For the periods indicated, our comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Net income (loss)	$(96)	$149
Foreign currency translation adjustment, net of tax of ($0)	1	—
Reclassification adjustments for settled hedging positions, net of tax of $0 and $9, respectively	(1)	(16)
Changes in fair value of outstanding hedging positions, net of tax of ($1) and ($8), respectively	2	15

Total comprehensive income (loss)	$(94)	$148

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
     Historically, we have used and we anticipate continuing to use unissued shares of stock when stock options are exercised. At March 31, 2007, we had approximately 1.2 million additional shares available for issuance pursuant to our existing employee and director plans. Of the shares available at March 31, 2007, only 0.4 million could be granted as restricted shares. Grants of restricted shares under our 2004 Omnibus Stock Plan reduce the total number of shares available under that plan by two times the number of restricted shares issued.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three months ended March 31, 2007, we recorded stock-based compensation expense of $5 million (pre-tax) for all plans. Of this amount, $1 million was capitalized in oil and gas properties. For the three months ended March 31, 2007, we reported $1 million of excess tax benefits from stock-based compensation as cash provided by financing activities on our statement of cash flows.
     As of March 31, 2007, we had approximately $76 million of total unrecognized compensation expense related to unvested stock-based compensation plans. This compensation expense is expected to be recognized on a straight-line basis over the remaining vesting period of approximately 5 years.
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
     The following table provides information related to stock option activity for the three months ended March 31, 2007:

	Number of	Weighted	Weighted	Weighted
	Shares	Average	Average	Average	Aggregate
	Underlying	Exercise	Grant Date	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual	Value (1)
	(In millions)	per Share	per Share	Life (In years)	(In millions)
Outstanding at December 31, 2006	5.6	$23.68	$10.71	6.3	$124
Granted	—	—	—	—	—
Exercised	(0.2)	19.60	8.79	—	3
Forfeited	(0.1)	30.70	14.25	—	1

Outstanding at March 31, 2007	5.3	$23.72	$10.72	6.1	$96

Exercisable at March 31, 2007	3.2	$20.66	$9.28	5.3	$67

(1)	The intrinsic value of a stock option is the amount by which the current market value of our common stock at the indicated date, or at the time of grant, exercise or forfeiture, as applicable, exceeds the exercise price of the option.
     The aggregate intrinsic value of stock options exercised during the three month period ended March 31, 2006 was approximately $2 million.
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

Options Outstanding				Options Exercisable
	Number of	Weighted		Number of
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual Life	Exercise Price	Options	Exercise Price
Exercise Prices	(In thousands)	(In years)	per Share	(In thousands)	per Share
$7.97 to $10.00	42	1.4	$8.06	42	$8.06
10.01 to 12.50	90	1.0	11.76	90	11.76
12.51 to 15.00	451	2.9	14.72	446	14.72
15.01 to 17.50	1,119	5.3	16.62	914	16.64
17.51 to 22.50	836	5.0	18.95	625	18.95
22.51 to 27.50	882	6.9	24.73	427	24.57
27.51 to 35.00	1,585	7.7	31.16	555	31.25
35.01 to 41.72	357	8.0	37.93	69	37.78

	5,362	6.1	$23.72	3,168	$20.66

     On March 30, 2007, the last reported sales price of our common stock on the New York Stock Exchange was $41.71 per share.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Restricted Shares. At March 31, 2007, our employees held 1.1 million restricted shares that primarily vest over the service period of four to five years. The vesting of these shares is dependant upon the employees continued service with our company.
     In addition, at March 31, 2007, our employees held 1.8 million restricted shares subject to performance-based vesting criteria (substantially all of which are considered market-based restricted shares under SFAS No. 123(R)). In February 2007, 293,338 of these restricted performance-based shares were granted. The number of these shares that vest is based upon established performance targets that will be assessed on March 1, 2010. The grant date fair value of these shares was $24.04 per share for a total value of $7 million. The expense will be recognized ratably over the service period from February 2007 to March 2010. The grants to our executive officers contain a retirement provision that permits them to retire on or after March 1, 2008, if certain other conditions are met, without forfeiting the shares granted. To the extent that our executive officers qualify under this provision, the expense will be recognized ratably over the service period from February 2007 to the applicable retirement eligibility date. Substantially all of the remaining performance-based shares may vest in whole or in part in 2008, 2009 and 2010. The percentage of the shares vesting, if any, in a year is subject to the achievement of the targets identified in the respective restricted share agreements.
     Under our non-employee director restricted stock plan as in effect on March 31, 2007, immediately after each annual meeting of our stockholders, each of our non-employee directors then in office receive a number of restricted shares determined by dividing $75,000 by the fair market value of one share of our common stock on the date of the annual meeting. In addition, new non-employee directors elected after an annual meeting receive a number of restricted shares determined by dividing $75,000 by the fair market value of one share of our common stock on the date of their election. The forfeiture restrictions lapse on the day before the first annual meeting of stockholders following the date of issuance of the shares if the holder remains a director until that time. At March 31, 2007, 109,913 shares remained available for grants under this plan.
     The following table provides information related to restricted share activity for the three months ended March 31, 2007:

		Performance/
	Service-Based	Market-Based	Total
	(In thousands, except per share data)
Non-vested shares outstanding at December 31, 2006	649	1,516	2,165
Granted	453	293	746
Forfeited	(18)	(12)	(30)
Vested	(27)	—	(27)

Non-vested shares outstanding at March 31, 2007	1,057	1,797	2,854

Weighted average grant date fair value per share of shares granted during the period	$41.57	$24.04	$34.62

Total fair value of shares vested during the period	$522	$—	$522

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
     During the first quarter of 2007, options to purchase 29,481 shares of our common stock at a weighted average fair value of $11.90 per share were issued under the plan. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 5.09%, an expected life of 6 months and weighted-average volatility of 35.88%. At March 31, 2007, 658,614 shares of our common stock remained available for issuance under this plan.
     U.K. Bonus Plans. We have cash bonus plans for employees of our U.K. North Sea operations. The amount of bonuses is determined based on the value of the shares of our U.K. subsidiary as determined by our Board of Directors. These plans are accounted for as liability plans under SFAS No. 123(R) and are not material to our financial statements.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes:
     The provision for income taxes for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Amount computed using the statutory rate	$(44)	$81
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	1	3
Net effect of different tax rates in non-U.S. jurisdictions	(8)	—
Tax credits and other	(2)	—
Valuation allowance	24	—

Total provision for income taxes	$(29)	$84

     As of March 31, 2007, we had NOL carryforwards for international income tax purposes of approximately $98 million that may be used in future years to offset taxable income. We currently estimate that we will not be able to utilize these international NOLs, therefore a valuation allowance was established for them. Utilization of NOL carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdictions within the carryforward period. Estimates of future taxable income can be significantly affected by changes in natural gas and oil prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.
     The rollforward of our deferred tax asset valuation allowance is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Balance at the beginning of the period	$(21)	$(3)
Credited (charged) to provision for income taxes:
United Kingdom NOL carryforwards	(24)	—

Balance at the end of the period	$(45)	$(3)

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
We generally hedge a substantial, but varying, portion of our anticipated future oil and gas production as part of our risk management program. We use hedging to reduce price volatility, help ensure that we have adequate cash flow to fund capital programs and manage price risks and returns on some of our acquisitions and drilling programs.
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
     Accounting for Hedging Activities. Beginning October 1, 2005, we elected not to designate any future price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Commodity Derivative Activities in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006 and Note 7, “Commodity Derivative Instruments and Hedging Activities,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.
     Other factors. Please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions.

Results of Operations
     Revenues. All of our revenues are derived from the sale of our oil and gas production, which includes the effects of the settlement of derivative contracts associated with our production that are accounted for as hedges. Settlement of derivative contracts that are not accounted for as hedges has no effect on our reported revenues.
     Our revenues may vary significantly from period to period as a result of changes in commodity prices or volumes of production sold. Revenues for the first quarter of 2007 were 2% higher than the comparable period of 2006 due to higher oil and gas production offset by lower oil and gas prices.

	Three Months Ended		Percentage
	March 31,		Increase
	2007	2006	(Decrease)
Production (1):
United States:
Natural gas (Bcf)	51.8	44.4	17%
Oil and condensate (MBbls)	1,740	1,473	18%
Total (Bcfe)	62.3	53.2	17%
International:
Natural gas (Bcf)	—	—	—
Oil and condensate (MBbls)	404	115	251%
Total (Bcfe)	2.4	0.7	251%
Total:
Natural gas (Bcf)	51.8	44.4	17%
Oil and condensate (MBbls)	2,144	1,588	35%
Total (Bcfe)	64.7	53.9	20%

Average Realized Prices (2):
United States:
Natural gas (per Mcf)	$6.37	$7.79	(18%)
Oil and condensate (per Bbl)	49.62	51.17	(3%)
Natural gas equivalent (per Mcfe)	6.69	7.92	(16%)
International:
Natural gas (per Mcf)	$—	$—	—
Oil and condensate (per Bbl)	51.86	65.79	(21%)
Natural gas equivalent (per Mcfe)	8.64	10.97	(21%)
Total:
Natural gas (per Mcf)	$6.37	$7.79	(18%)
Oil and condensate (per Bbl)	50.04	52.23	(4%)
Natural gas equivalent (per Mcfe)	6.76	7.96	(15%)

(1)	Represents volumes sold regardless of when produced.

(2)	Average realized prices include the effects of hedging other than contracts that are not designated for hedge accounting. Had we included the effect of these contracts, our average realized price for total gas would have been $8.18 and $7.83 per Mcf for the first quarter of 2007 and 2006, respectively. Our total oil and condensate average realized price would have been $47.49 and $50.55 per Bbl for the first quarter of 2007 and 2006, respectively. Without the effects of any hedging contracts, our average realized prices for the first quarter of 2007 and 2006 would have been $6.37 and $7.64 per Mcf, respectively, for gas and $51.18 and $58.76 per Bbl, respectively, for oil.
     Production. Our total oil and gas production (stated on a natural gas equivalent basis) for the first quarter of 2007 increased 20% over the comparable period of 2006. The first quarter 2007 increase was primarily due to successful drilling efforts in the Mid-Continent and the negative impact the approximately 8 Bcfe of Gulf of Mexico production deferrals related to the 2005 storms had on the first quarter of 2006.
     Natural Gas. Our first quarter 2007 natural gas production increased 17% when compared to the same period of 2006. The first quarter 2007 increase was primarily due to successful drilling efforts in the Mid-Continent and the 2006 Gulf of Mexico production deferrals mentioned above.
     Crude Oil and Condensate. Our first quarter 2007 oil and condensate production increased 35% compared to the same period of 2006. The increase was the result of the timing of liftings of production in Malaysia and China and the 2006 Gulf of Mexico production deferrals mentioned above.

     Operating Expenses. Generally, our proved reserves and production have grown steadily since our founding. As a result, our operating expenses also have increased. We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis.
     The following table presents information about our operating expenses for the first quarter of 2007 and 2006.

	Unit-of-Production			Amount
	Three Months Ended		Percentage	Three Months Ended		Percentage
	March 31,		Increase	March 31,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Per Mcfe)			(In millions)
United States:
Lease operating	$1.70	$0.95	79%	$106	$50	110%
Production and other taxes	0.23	0.28	(18%)	15	15	(3%)
Depreciation, depletion and amortization	2.79	2.44	14%	174	130	34%
General and administrative	0.61	0.51	20%	38	27	40%
Other	—	(0.56)	(100%)	—	(30)	(100%)

Total operating expenses	$5.34	$3.62	48%	$333	$192	73%
International:
Lease operating	$2.58	$2.67	(3%)	$6	$2	240%
Production and other taxes	1.26	1.19	6%	3	1	270%
Depreciation, depletion and amortization	2.53	1.73	46%	6	1	414%
General and administrative	0.37	3.19	(88%)	1	3	(59%)
Ceiling test writedown	19.32	—	100%	47	—	100%

Total operating expenses	$26.06	$8.78	197%	$63	$7	942%
Total:
Lease operating	$1.73	$0.97	78%	$112	$52	114%
Production and other taxes	0.27	0.29	(7%)	18	16	11%
Depreciation, depletion and amortization	2.78	2.43	14%	180	131	37%
General and administrative	0.60	0.55	9%	39	30	32%
Ceiling test writedown	0.72	—	100%	47	—	100%
Other	—	(0.56)	(100%)	—	(30)	(100%)

Total operating expenses	$6.11	$3.68	66%	$396	$199	99%

     Domestic Operations. Our domestic operating expenses for the first quarter of 2007, stated on an Mcfe basis, increased 48% over the same period of 2006. This increase was primarily related to the following items:
•	Lease operating expense (LOE) increased due to higher operating costs for all of our operations and significantly higher wind storm insurance costs for our Gulf of Mexico operations. In addition, our LOE was adversely impacted in 2007 by repair expenditures of $36 million ($0.58 per Mcfe) related to 2005 hurricanes Katrina and Rita.

•	Although our production subject to production taxes increased 18% in the first quarter of 2007 as compared to the same period of 2006, our production tax expense remained unchanged for those periods because of a 16% decrease in natural gas prices for such production. On an Mcfe basis, production and other taxes decreased because of the 15% increase in our production from the Gulf of Mexico that is not subject to production taxes.

•	The increase in our depreciation, depletion and amortization (DD&A) rate resulted from higher cost reserve additions. The cost of reserve additions was adversely impacted by escalating costs for drilling goods and services during 2006 and the first quarter of 2007. The component of DD&A associated with accretion expense related to our asset retirement obligation was $0.05 per Mcfe for the first quarter of 2007 and $0.07 per Mcfe for the first quarter of 2006.

•	General and administrative (G&A) expense increased approximately $0.10 per Mcfe primarily due to an increase in a litigation settlement reserve associated with a statewide royalty owner class action lawsuit in Oklahoma. This increase was partially offset by a decrease in stock-based compensation and incentive compensation expense. Stock compensation expense decreased as a result of the reduced probability that a tranche of our performance-based restricted stock issued in 2004 will vest. Our incentive compensation expense is lower as a result of lower adjusted net income (as defined in our incentive compensation plan) for the first quarter of 2007 as compared to the same period of the prior year. Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. During the first quarter of 2007, we capitalized $9 million of direct internal costs as compared to $10 million in 2006.

•	In the first quarter of 2006, we recorded a $30 million benefit in “Operating expenses — Other” from our business interruption insurance coverage relating to the disruptions to our Gulf Coast operations caused by the 2005 storms.

     International Operations. Our international operating expenses for the first quarter of 2007, stated on an Mcfe basis, increased 197% over the same period of 2006. The increase was primarily related to the following items:
•	LOE decreased, on an Mcfe basis, due to the timing of liftings of production in the first quarter of 2007 compared to the same period of 2006. Actual LOE costs increased primarily due to firm pipeline capacity for the first quarter of 2007 that we purchased in anticipation of our first production in the U.K.

•	Production and other taxes increased as a result of the timing of liftings of production in Malaysia and China. Our initial liftings in China began in the third quarter of 2006.

•	DD&A, on an Mcfe basis, increased as a result of higher cost reserve additions in Malaysia. DD&A expense was also impacted by the increased liftings of production in China.

•	G&A expense decreased due to a reduction in our accrual related to our U.K. Bonus Plans. In the first quarter of 2007, the value of the shares of our U.K. subsidiary decreased due to the disappointing results of the recent #7 development well in our Grove Field. Please see Note 11, “Stock-Based Compensation—U.K. Bonus Plans” to our consolidated financial statements appearing earlier in this report for a description of these plans.

•	We recorded a ceiling test writedown of $47 million associated with our U.K. full cost pool in the first quarter of 2007.
     Interest Expense. The increase in interest expense for the first quarter of 2007 resulted primarily from the April 13, 2006 issuance of $550 million principal amount of our 6 5/8% Senior Subordinated Notes due 2016, partially offset by the May 3, 2006 redemption of $250 million principal amount of our 8 3/8% Senior Subordinated Notes due 2012.
     Commodity Derivative Income (Expense). The following table presents information about the components of commodity derivative income (expense) for the indicated period.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Cash flow hedges:
Hedge ineffectiveness	$—	$5

Other derivative contracts:
Unrealized gain (loss) due to changes in fair market value	(246)	2
Realized gain (loss) on settlement	88	(1)

Total commodity derivative income (expense)	$(158)	$6

     Hedge ineffectiveness is associated with our hedging contracts that qualify for hedge accounting under SFAS No. 133. The unrealized gain (loss) due to changes in fair market value is associated with our derivative contracts that are not designated for hedge accounting and represents changes in the fair value of these open contracts during the period.
     Taxes. The effective tax rates for the first quarter of 2007 and 2006 were 23% and 36%, respectively. Our reported earnings for the first quarter of 2007 before the UK ceiling test writedown were a net loss of $49 million. During the quarter we recorded a $24 million increase in our valuation allowance related to UK net operating loss carryforwards associated with the writedown that are not currently expected to be realized. As a result, the ceiling test writedown, without an associated tax benefit, increased our reported net loss for the quarter to $96 million resulting in an effective tax rate that was less than the federal statutory tax rate. This was partially offset by state income taxes associated with income from various states in which we have operations and the excess of the Malaysia statutory tax rate over the U.S. federal statutory rate. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing and amount of future production and future operating expenses and capital costs.

Liquidity and Capital Resources
     We must find new and develop existing reserves to maintain and grow production and cash flow. We accomplish this through successful drilling programs and the acquisition of properties. These activities require substantial capital expenditures. Over the long term, we have successfully grown our reserve base and production, resulting in growth in our net cash flows from operating activities. Fluctuations in commodity prices and the 2005 hurricanes have been the primary reason for short-term changes in our cash flow from operating activities.
     In August 2006, we reached an agreement with our insurance underwriters to settle all claims related to Hurricanes Katrina and Rita (business interruption, property damage and control of well/operator’s extra expense) for $235 million.
     We establish a capital budget at the beginning of each calendar year based in part on expected cash flow from operations for that year. In the past, we often have increased our capital budget during the year as a result of acquisitions or successful drilling. Because of the nature of the properties we own, contractual capital commitments beyond 2007 are not significant. Our 2007 capital budget exceeds currently expected cash flow from operations by approximately $400 million. We anticipate that the shortfall will be made up with cash on hand and borrowings under our credit arrangements.
     On October 15, 2007, our 7.45% Senior Notes with an aggregate principal amount of $125 million become due. We currently plan to fund the repayment with borrowings under our credit arrangements or by accessing the capital markets.
     Credit Arrangements. In December 2005, we entered into a revolving credit facility that matures in December 2010. Our credit facility provides for initial loan commitments of $1 billion from a syndication of participating banks, led by JPMorgan Chase as the agent bank. The loan commitments may be increased to a maximum aggregate amount of $1.5 billion if the current lenders increase their loan commitments or new financial institutions are added to the credit facility. Loans under our credit facility bear interest, at our option, based on (a) a rate per annum equal to the higher of the prime rate or the weighted average of the rates on overnight federal funds transactions during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate, substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (100 basis points per annum at March 31, 2007). At April 25, 2007, we had outstanding borrowings of $185 million and $51 million of undrawn letters of credit under our credit facility.
     The credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization expense, and other noncash charges and expenses including unrealized gains and losses on commodity derivatives to consolidated interest expense of at least 3.5 to 1.0; and, as long as our debt rating is below investment grade, the maintenance of an annual ratio of the net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. At March 31, 2007, we were in compliance with all of our debt covenants.
     We also have a total of $150 million of borrowing capacity under money market lines of credit with various banks. At April 25, 2007, we had outstanding borrowings of $60 million under our money market lines.
     As of April 25, 2007, we had approximately $753 million of available borrowing capacity under our credit arrangements.
     Working Capital. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements. Generally, we use excess cash to pay down borrowings under our credit arrangements. As a result, we often have a working capital deficit or a relatively small amount of positive working capital. Our working capital balances also are affected by fluctuations in the fair value of our outstanding commodity derivative instruments. We had a working capital deficit of $440 million as of March 31, 2007. This compares to a working capital deficit of $272 million as of December 31, 2006. The increase in our working capital deficit at March 31, 2007 is due to a decrease in our cash and short term investments during the quarter to fund a portion of our capital program and the change in the fair value of our commodity derivative instruments. At March 31, 2007, the fair value of our short-term derivatives was a net liability of $41 million. At December 31, 2006, this item was a net short-term derivative asset of $200 million (see Note 7, “Commodity Derivative Instruments and Hedging Activities,” to our consolidated financial statements).

     Cash Flows from Operations. Cash flows from operations primarily are affected by production and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. We sell substantially all of our natural gas and oil production under floating market contracts. However, we enter into commodity hedging arrangements to reduce our exposure to fluctuations in natural gas and oil prices, to help ensure that we have adequate cash flow to fund our capital programs and to manage price risks and returns on some of our acquisitions and drilling programs. See “Oil and Gas Hedging” below. We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations is impacted by changes in working capital and is not affected by DD&A, writedowns or other non-cash charges or credits.
     Our net cash flow from operations was $335 million for the three months ended March 31, 2007 compared to $340 million for the same period in 2006. Even though our revenues and the settlement of our derivative contracts increased during the first quarter of 2007, our operating costs and interest expense increased significantly resulting in a decrease in cash flows for the three months ended March 31, 2007 over the same period of 2006.
     Capital Expenditures. Our capital spending for the first quarter of 2007 was $507 million, a 30% increase from first quarter 2006 capital spending of $390 million. The 2007 amount excludes recorded asset retirement cost of $14 million. Of the $507 million, we invested $393 million in domestic exploitation and development, $44 million in domestic exploration (exclusive of exploitation and leasehold activity), $14 million in domestic leasehold activity and $56 million internationally.
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
     Cash Flows from Financing Activities. Net cash flow provided by financing activities for the first quarter of 2007 was $131 million. During the first quarter of 2007, we borrowed a net $127 million under our credit arrangements.
     In October 2007, our $125 million principal amount of 7.45% Senior Notes will become due. We currently plan to fund the repayment with borrowings under our credit arrangements or by accessing the capital markets.

Contractual Obligations
     The table below summarizes our significant contractual obligations by maturity as of March 31, 2007.

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In millions)
Debt:
7.45% Senior Notes due 2007	$125	$125	$—	$—	$—
7 5/8% Senior Notes due 2011	175	—	175	—	—
6 5/8% Senior Subordinated Notes due 2014	325	—	—	—	325
6 5/8% Senior Subordinated Notes due 2016	550	—	—	—	550

Total debt	1,175	125	175	—	875

Other obligations:
Interest payments	570	81	214	116	159
Net derivative liabilities	202	39	163	—	—
Asset retirement obligations	275	36	95	34	110
Operating leases	239	104	117	8	10
Deferred acquisition payments	9	3	4	2	—
Oil and gas activities (1)	161	—	—	—	—

Total other obligations	1,456	263	593	160	279

Total contractual obligations	$2,631	$388	$768	$160	$1,154

(1)	As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work related commitments for, among other things, drilling wells, obtaining and processing seismic data and fulfilling other cash commitments. At March 31, 2007, these work related commitments total $161 million and are comprised of $83 million in the United States and $78 million internationally. These amounts are not included by maturity because their timing cannot be accurately predicted.
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
     While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. Historically, all of our hedged natural gas and crude oil production has been sold at market prices that have had a high positive correlation to the settlement price for such hedges. Therefore, we believe that our hedged production is not subject to material basis risk. The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.40-$0.60 less per MMBtu than the Henry Hub Index. Realized gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 75-85% of the Henry Hub Index. The price we receive for our Gulf Coast oil production typically averages about $2 per barrel below the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains is currently averaging about $13-$15 per barrel below the WTI price. Oil production from the Mid-Continent typically sells at a $1.00-$1.50 per barrel discount to WTI. Oil sales from our operations in Malaysia typically sells at Tapis, or about even with WTI. Oil sales from our operations in China typically sells at $10-$12 per barrel less than WTI.

     Between March 31, 2007 and April 25, 2007, we entered into additional natural gas price derivative contracts set forth in the table below. None of the contracts below have been designated for hedge accounting.

		NYMEX Contract Price per MMBtu
			Collars
		Swaps	Floors		Ceilings
	Volume in	(Weighted		Weighted		Weighted
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average
October 2007 — December 2007
Price swap contracts	610	$9.65	—	—	—	—
January 2008 — March 2008
Price swap contracts	910	9.65	—	—	—	—
April 2008 — June 2008
Collar contracts	1,820	—	$7.50 - $7.75	$7.63	$9.00 - $9.05	$9.03
July 2008 — September 2008
Collar contracts	1,840	—	7.50 - 7.75	7.63	9.00 - 9.05	9.03
October 2008 — December 2008
Collar contracts	620	—	7.50 - 7.75	7.63	9.00 - 9.05	9.03
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
Forward-Looking Information
     This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability of capital resources to fund capital expenditures, our financing plans and our business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including:
•	drilling results;

•	oil and gas prices;

•	well and waterflood performance;

•	severe weather conditions (such as hurricanes);

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	the availability of capital resources; and

•	the other factors affecting our business described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.
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
     Exploitation well. An exploration well drilled to find and produce probable reserves. Most of the exploitation wells we drill are located in the Mid-Continent or the Monument Butte Field. Exploitation wells in those areas have less risk and less reserve potential and typically may be drilled at a lower cost than other exploration wells. For internal reporting and budgeting purposes, we combine exploitation and development activities.
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
Interest Rates
     At March 31, 2007, our debt was comprised of:

	Fixed	Variable
	Rate Debt	Rate Debt
	(In millions)
Bank revolving credit facility	$—	$95
Money market line of credit	—	32
7.45% Senior Notes due 2007(1) (2)	75	50
7 5/8% Senior Notes due 2011(1)	125	50
6 5/8% Senior Subordinated Notes due 2014	325	—
6 5/8% Senior Subordinated Notes due 2016	550	—

Total long-term debt	$1,075	$227

(1)	$50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011 are subject to interest rate swaps. These swaps provide for us to pay variable and receive fixed interest payments, and are designated as fair value hedges of a portion of our outstanding senior notes.

(2)	Classified as current debt on our consolidated balance sheet at March 31, 2007.
We consider our interest rate exposure to be minimal because, as of March 31, 2007, about 83% of our debt obligations, after taking into account our interest rate swap agreements, were at fixed rates.
Foreign Currency Exchange Rates
     The British pound is the functional currency for our operations in the United Kingdom. The functional currency for all other foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2007.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report.
Changes in Internal Control Over Financial Reporting
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, to determine whether any changes occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     In December 2002, a lawsuit against our Mid-Continent subsidiary was filed in Beaver County, Oklahoma and was later certified as a class action royalty owner lawsuit. The complaint alleges that we improperly reduced royalty payments for certain expenses and charges, and also claims breach of contract and breach of fiduciary duties, among other claims. In April 2007, we entered into a non-binding settlement agreement, subject to final documentation and court approval, with respect to the lawsuit. In the first quarter of 2007, we increased our litigation settlement reserve for the lawsuit, which resulted in a charge to earnings that was recorded under the caption “General and administrative” on our consolidated income statement.
     We also have been named as a defendant in a number of other lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2007.

Maximum Number
			Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	Total Number		as Part of Publicly	Shares that May Yet
	of Shares	Average Price	Announced Plans	Be Purchased Under
Period	Purchased(1)	Paid per Share	or Programs(2)	the Plans or Programs
January 1 — January 31, 2007	—	—	—	—
February 1 — February 28, 2007	7,268	$48.08	—	—
March 1 — March 31, 2007	—	—	—	—

(1)	All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

(2)	On November 20, 2006, we announced a program pursuant to which stockholders owning fewer than 100 shares of our common stock could sell their shares at no cost to them. We did not purchase any shares under the program but we did pay for the costs to administer the program. The program expired on January 26, 2007.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Description

*†10.8	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated

*†10.9	Amended and Restated Newfield Exploration Company Change of Control Severance Plan

*†10.10.1	Form of Amended and Restated Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible and Terry W. Rathert dated effective as of March 9, 2007

*†10.10.2	Form of Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of March 9, 2007

*†10.10.3
Form of Amended and Restated Change of Control Severance Agreement between Newfield and each of Lee K. Boothby, George T. Dunn, Gary D. Packer and William D. Schneider dated effective as of March 9, 2007

*31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY
Date: April 27, 2007	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*†10.8	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated

*†10.9	Amended and Restated Newfield Exploration Company Change of Control Severance Plan

*†10.10.1	Form of Amended and Restated Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible and Terry W. Rathert dated effective as of March 9, 2007

*†10.10.2	Form of Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of March 9, 2007

*†10.10.3
Form of Amended and Restated Change of Control Severance Agreement between Newfield and each of Lee K. Boothby, George T. Dunn, Gary D. Packer and William D. Schneider dated effective as of March 9, 2007

*31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.