Form 10-Q
period 2007-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2007-08-01
CIK 912750

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐      No ☑
     As of August 1, 2007, there were 130,463,308 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

		Page
	PART I

Item 1.	Unaudited Financial Statements:

	Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006	1

	Consolidated Statement of Income for the three and six months ended June 30, 2007 and 2006	2

	Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006	3

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

	PART II

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers	34

Item 6.	Exhibits	35
Amendment No.2 to Newfield Employee 1993 Incentive Compensation Plan
2nd Amended and Restated Newfield Exploration Co. 2003 Incentive Compensation Plan
Newfield Exploration Co. Deferred Compensation Plan as Amended and Restated as of July 26, 2007
2nd Amended and Restated Newfield Exploration Co. Change of Control Severance Agreement
Form of 2nd Amended and Restated Change of Control Severance Agreement
Amended and Restated Change of Control Severance Agreement
2nd Amended and Restated Change of Control Severance Agreement
Form of 2nd Amended and Restated Change of Control Severance Agreement
Form of Amended and Restated Change of Control Severance Agreement
Form of Restricted Stock Agreement
Credit Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$37	$80
Short-term investments	—	10
Accounts receivable	419	378
Inventories	68	44
Derivative assets	127	280
Other current assets	90	59

Total current assets	741	851

Oil and gas properties (full cost method, of which $1,292 at June 30, 2007 and $1,002 at December 31, 2006 were excluded from amortization)	10,419	8,890
Less—accumulated depreciation, depletion and amortization	(3,607)	(3,235)

	6,812	5,655

Furniture, fixtures and equipment, net	34	28
Derivative assets	10	19
Other assets	24	20
Goodwill	62	62

Total assets	$7,683	$6,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104	$59
Current debt	124	124
Accrued liabilities	618	667
Advances from joint owners	40	90
Asset retirement obligation	35	40
Derivative liabilities	101	80
Deferred taxes	10	63

Total current liabilities	1,032	1,123

Other liabilities	31	28
Derivative liabilities	181	179
Long-term debt	1,979	1,048
Asset retirement obligation	246	232
Deferred taxes	1,060	963

Total long-term liabilities	3,497	2,450

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized at June 30, 2007 and December 31, 2006; 132,264,849 and 131,063,555 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	1	1
Additional paid-in capital	1,231	1,198
Treasury stock (at cost; 1,887,585 and 1,879,874 shares at June 30, 2007 and December 31, 2006, respectively)	(32)	(30)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	17	14
Commodity derivatives	(1)	(5)
Minimum pension liability	(3)	(3)
Retained earnings	1,941	1,887

Total stockholders’ equity	3,154	3,062

Total liabilities and stockholders’ equity	$7,683	$6,635

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Oil and gas revenues	$528	$390	$968	$821

Operating expenses:
Lease operating	96	67	208	119
Production and other taxes	20	15	38	31
Depreciation, depletion and amortization	198	144	378	275
General and administrative	33	28	72	58
Ceiling test writedown	—	—	47	—
Other	—	25	—	(5)

Total operating expenses	347	279	743	478

Income from operations	181	111	225	343

Other income (expense):
Interest expense	(28)	(24)	(51)	(42)
Capitalized interest	11	10	22	22
Commodity derivative income (expense)	77	46	(81)	52
Other	1	4	2	5

	61	36	(108)	37

Income before income taxes	242	147	117	380

Income tax provision:
Current	11	1	20	12
Deferred	81	52	43	125

	92	53	63	137

Net income	$150	$94	$54	$243

Earnings per share:
Basic	$1.17	$0.74	$0.42	$1.92

Diluted	$1.15	$0.73	$0.41	$1.89

Weighted average number of shares outstanding for basic earnings per share	127	127	127	126

Weighted average number of shares outstanding for diluted earnings per share	130	129	130	129

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$54	$243

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	378	275
Deferred taxes	43	125
Stock-based compensation	10	16
Early redemption premium	—	8
Commodity derivative (income) expense
Total (gains) losses	81	(52)
Realized gains	113	35
Ceiling test writedown	47	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(30)	104
Increase in inventories	(23)	(7)
Increase in other current assets	(31)	(46)
Increase in other assets	(5)	(4)
Increase (decrease) in accounts payable and accrued liabilities	48	(6)
Decrease in commodity derivative liabilities	(2)	(15)
Increase (decrease) in advances from joint owners	(50)	13
Increase in other liabilities	2	3

Net cash provided by operating activities	635	692

Cash flows from investing activities:
Acquisition of oil and gas properties	(578)	—
Additions to oil and gas properties	(1,088)	(836)
Proceeds from sale of oil and gas properties	23	—
Additions to furniture, fixtures and equipment	(8)	(2)
Purchases of short-term investments	—	(484)
Redemption of short-term investments	24	352

Net cash used in investing activities	(1,627)	(970)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	2,219	342
Repayments of borrowings under credit arrangements	(1,287)	(342)
Proceeds from issuance of senior subordinated notes	—	550
Repayment of senior subordinated notes	—	(250)
Proceeds from issuances of common stock	13	8
Stock-based compensation excess tax benefit	4	3
Purchases of treasury stock	—	(4)

Net cash provided by financing activities	949	307

Effect of exchange rate changes on cash and cash equivalents	—	5

Increase (decrease) in cash and cash equivalents	(43)	34
Cash and cash equivalents, beginning of period	80	39

Cash and cash equivalents, end of period	$37	$73

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006	131.1	$1	(1.9)	$(30)	$1,198	$1,887	$6	$3,062
Issuance of common and restricted stock	1.2				13			13
Stock-based compensation					16			16
Treasury stock, at cost				(2)				(2)
Stock-based compensation excess tax benefit					4			4
Comprehensive income:
Net income						54		54
Foreign currency translation adjustment, net of tax of ($2)							3	3
Reclassification adjustments for settled hedging positions, net of tax of $2							(3)	(3)
Changes in fair value of outstanding hedging positions, net of tax of ($4)							7	7

Total comprehensive income								61

Balance, June 30, 2007	132.3	$1	(1.9)	$(32)	$1,231	$1,941	$13	$3,154

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
Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the reported amounts of proved oil and gas reserves. Actual results could differ from these estimates. Our most significant financial estimates are associated with our proved oil and gas reserves.
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
Inventories
     Inventories consist primarily of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not yet sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia and China is produced into floating production, storage and off-loading vessels and sold periodically as barge quantities are accumulated. The product inventory at June 30, 2007 consisted of approximately 191,000 barrels of crude oil valued at cost of $7 million. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.

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
     The changes to our ARO for the six months ended June 30, 2007 are set forth below (in millions):

Balance as of January 1, 2007	$272
Accretion expense	7
Additions	4
Revisions	14
Settlements	(16)

Balance of ARO as of June 30, 2007	$281

Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123 (R)), “Share-Based Payment,” to account for stock-based compensation. Among other items, SFAS No. 123(R) eliminated the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been or will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification, has been or will be recognized in our financial statements over the vesting period. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and a lattice-based model for our performance and market-based restricted shares. Prior to the adoption of SFAS No. 123(R), we followed the intrinsic value method in accordance with APB 25 to account for stock-based compensation. See Note 11, “Stock-Based Compensation,” for a full discussion of our stock-based compensation.
Income Taxes
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in our consolidated financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We adopted the provisions of FIN 48 on January 1, 2007. The adoption did not result in a material adjustment to our tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $0.4 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, the unrecognized tax benefit amount was unchanged from adoption.
     If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2007, we had not accrued interest related to uncertain tax positions because we have overpaid our tax liability.
     The tax years 2003-2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.
2. Earnings Per Share:
     Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted average number of shares of common stock (other than unvested restricted stock) outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options and unvested restricted stock and restricted stock units (using the treasury stock method).
     The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except per share data)
Income (numerator):
Net income — basic	$150	$94	$54	$243

Net income — diluted	$150	$94	$54	$243

Weighted average shares (denominator):
Weighted average shares — basic	127	127	127	126
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period	3	2	3	3

Weighted average shares — diluted	130	129	130	129

Earnings per share:
Basic	$1.17	$0.74	$0.42	$1.92

Diluted	$1.15	$0.73	$0.41	$1.89

     There were no antidilutive shares for the three and six months ended June 30, 2007 and 2006.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Oil and Gas Assets:
Oil and Gas Properties
     Oil and gas properties consisted of the following at:

	June 30,	December 31,
	2007	2006
	(In millions)
Subject to amortization	$9,127	$7,888
Not subject to amortization:
Exploration wells in progress	337	182
Development wells in progress	28	49
Capitalized interest	102	94
Fee mineral interests	23	23
Other capital costs:
Incurred in 2007	219	—
Incurred in 2006	108	118
Incurred in 2005	70	82
Incurred in 2004 and prior	405	454

Total not subject to amortization	1,292	1,002

Gross oil and gas properties	10,419	8,890
Accumulated depreciation, depletion and amortization	(3,607)	(3,235)

Net oil and gas properties	$6,812	$5,655

      Oil and gas properties not subject to amortization represent investments in unproved properties and major development projects in which we own an interest. These unproved property costs include unevaluated leasehold acreage, geological and geophysical data costs associated with leasehold or drilling interests, costs associated with wells currently drilling and capitalized interest. We exclude these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. Unproved property costs are grouped by major prospect area where individual property costs are not significant and are assessed individually when individual costs are significant. Costs associated with exploration and development wells in progress are transferred to the amortization base upon the determination of whether proved reserves can be assigned to the properties, which is generally based on drilling results. All other costs excluded from the amortization base are reviewed quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the amortization base or a charge is made against earnings for those international operations where a reserve base has not yet been established. We believe that our evaluation activities related to substantially all of the properties associated with costs not currently subject to amortization will be completed within four to ten years.
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
Gulf of Mexico Asset Sale
     On June 20, 2007, we entered into a purchase and sale agreement with McMoRan Oil & Gas LLC to sell substantially all of our properties in the Gulf of Mexico for $1.1 billion in cash and the assumption of liabilities associated with the abandonment of wells and platforms. We will retain most of our deepwater properties and interests in some potential exploration opportunities on the shelf. We anticipate closing the transaction in early August 2007, subject to customary closing conditions.
Acquisition of Rocky Mountain Assets
     In June 2007, we completed the $578 million acquisition of Stone Energy Corporation’s Rocky Mountain assets. These assets increase our existing presence and provide an entry into large developments in many of the Rocky Mountains’ most attractive areas. We financed the acquisition with borrowings under our revolving credit agreement but it will ultimately be financed by proceeds from the sale of our Gulf of Mexico properties described above.
Pro Forma Results
     The unaudited pro forma results presented below for the three and six months ended June 30, 2007 and 2006 have been prepared to give effect to the Rocky Mountain asset acquisition described above on our results of operations as if it had been consummated on January 1, 2006. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In millions, except per share)
Pro forma:
Revenue	$552	$414	$1,017	$869
Income from operations	188	119	286	360
Net income	157	102	115	259
Basic earnings per share	$1.23	$0.80	$0.90	$2.05
Diluted earnings per share	$1.20	$0.79	$0.88	$2.02

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Debt:
     As of the indicated dates, our debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(In millions)
Senior unsecured debt:
Bank revolving credit facility:
Prime rate based loans	$145	$—
LIBOR based loans	775	—

Total bank revolving credit facility	920	—
Money market lines of credit (1)	12	—

Total credit arrangements	932	—

$125 million 7.45% Senior Notes due 2007 (2)	125	125
Fair value of interest rate swaps (2) (3)	(1)	(1)
$175 million 7 5/8% Senior Notes due 2011	175	175
Fair value of interest rate swaps (3)	(3)	(2)

Total senior unsecured notes	296	297

Total senior unsecured debt	1,228	297

$325 million 6 5/8% Senior Subordinated Notes due 2014	325	325
$550 million 6 5/8% Senior Subordinated Notes due 2016	550	550

Total debt	2,103	1,172
Less: Current portion of debt (2)	124	124

Total long-term debt	$1,979	$1,048

(1)	Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, these obligations were classified as long-term.

(2)	Due October 2007.

(3)	We have hedged $50 million principal amount of our $125 million 7.45% Senior Notes due 2007 and $50 million principal amount of our $175 million 7 5/8% Senior Notes due 2011. The hedges provide for us to pay variable and receive fixed interest payments.
Credit Arrangements
     In June 2007, we entered into a new revolving credit facility that matures in June 2012. This facility replaces our previous facility. The terms of the credit facility provide for initial loan commitments of $1.25 billion from a syndicate of banks, led by JPMorgan Chase as the agent bank. The loan commitments under the credit facility may be increased to a maximum aggregate amount of $1.65 billion if the lenders increase their loan commitments or new financial institutions are added to the credit facility. Loans under the credit facility bear interest, at our option, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (87.5 basis points per annum at June 30, 2007). At June 30, 2007, we had $920 million outstanding under the credit facility.
     Under our new credit facility and our previous credit facility, we pay commitment fees on the undrawn amounts based on a grid of our debt rating (0.175% per annum at June 30, 2007). We incurred fees under these arrangements of approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2007, respectively.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The new credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes and non-cash items (such as depreciation, depletion and amortization expense and unrealized gains and losses on commodity derivatives) of at least 3.5 to 1.0; and, so long as our debt rating is below investment grade, the maintenance of a ratio of the calculated net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. At June 30, 2007, we were in compliance with all of our debt covenants.
     As of June 30, 2007, we had $47 million of undrawn letters of credit outstanding under our credit facility. Letters of credit issued under our credit facility are subject to an issuance fee of 12.5 basis points and annual fees based on a grid of our debt rating (87.5 basis points at June 30, 2007).
     Subject to compliance with the restrictive covenants in our credit facility, we also have a total of $135 million of borrowing capacity under money market lines of credit with various banks. At June 30, 2007, we had $12 million outstanding under our money market lines.
5. Commitments and Contingencies:
     In December 2002, a lawsuit against our Mid-Continent subsidiary was filed in Beaver County, Oklahoma and was later certified as a class action royalty owner lawsuit. The complaint alleges that we improperly reduced royalty payments for certain expenses and charges, and also claims breach of contract and breach of fiduciary duties, among other claims. In April 2007, we entered into a settlement agreement that has received preliminary court approval, subject to a fairness hearing. In the first quarter of 2007, we increased our litigation settlement reserve for the lawsuit, which resulted in a charge to earnings that was recorded under the caption “General and administrative” on our consolidated income statement.
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
     The following tables provide the geographic operating segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as results of operations of oil and gas producing activities required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” as of and for the three and six months ended June 30, 2007 and 2006. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total
	(In millions)
Three Months Ended June 30, 2007:

Oil and gas revenues	$493	$3	$17	$15	$—	$528

Operating expenses:
Lease operating	85	3	8	—	—	96
Production and other taxes	17	—	2	1	—	20
Depreciation, depletion and amortization	189	1	4	4	—	198
General and administrative	32	1	—	—	—	33
Allocated income taxes	61	—	1	3	—

Net income (loss) from oil and gas properties	$109	$(2)	$2	$7	$—

Total operating expenses						347

Income from operations						181
Interest expense, net of interest income, capitalized interest and other						(16)
Commodity derivative income						77

Income before income taxes						$242

Total long-lived assets	$6,312	$180	$250	$70	$—	$6,812

Additions to long-lived assets	$1,044	$(3)	$50	$8	$—	$1,099

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total
	(In millions)
Three Months Ended June 30, 2006:

Oil and gas revenues	$375	$—	$15	$—	$—	$390

Operating expenses:
Lease operating	62	—	5	—	—	67
Production and other taxes	10	—	5	—	—	15
Depreciation, depletion and amortization	141	—	3	—	—	144
General and administrative	27	1	—	—	—	28
Other	25	—	—	—	—	25
Allocated income taxes	40	—	2	—	—

Net income (loss) from oil and gas properties	$70	$(1)	$—	$—	$—

Total operating expenses						279

Income from operations						111
Interest expense, net of interest income, capitalized interest and other						(10)
Commodity derivative income						46

Income before income taxes						$147

Total long-lived assets	$4,688	$132	$118	$57	$7	$5,002

Additions to long-lived assets	$401	$36	$20	$8	$1	$466

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total
	(In millions)
Six Months Ended June 30, 2007:

Oil and gas revenues	$912	$3	$29	$24	$—	$968

Operating expenses:
Lease operating	191	4	12	1	—	208
Production and other taxes	32	—	5	1	—	38
Depreciation, depletion and amortization	363	1	7	7	—	378
General and administrative	70	1	—	1	—	72
Ceiling test writedown	—	47	—	—	—	47
Allocated income taxes	92	—	2	5	—

Net income (loss) from oil and gas properties	$164	$(50)	$3	$9	$—

Total operating expenses						743

Income from operations						225
Interest expense, net of interest income, capitalized interest and other						(27)
Commodity derivative expense						(81)

Income before income taxes						$117

Total long-lived assets	$6,312	$180	$250	$70	$—	$6,812

Additions to long-lived assets	$1,506	$27	$76	$11	$—	$1,620

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total
	(In millions)
Six Months Ended June 30, 2006:

Oil and gas revenues	$798	$—	$23	$—	$—	$821

Operating expenses:
Lease operating	112	—	7	—	—	119
Production and other taxes	26	—	5	—	—	31
Depreciation, depletion and amortization	271	—	4	—	—	275
General and administrative	55	2	—	1	—	58
Other	(5)	—	—	—	—	(5)
Allocated income taxes	121	(1)	3	—	—

Net income (loss) from oil and gas properties	$218	$(1)	$4	$(1)	$—

Total operating expenses						478

Income from operations						343
Interest expense, net of interest income, capitalized interest and other						(15)
Commodity derivative income						52

Income before income taxes						$380

Total long-lived assets	$4,688	$132	$118	$57	$7	$5,002

Additions to long-lived assets	$726	$78	$35	$13	$1	$853

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
Cash Flow Hedges
     Prior to the fourth quarter of 2005, all derivatives that qualified for hedge accounting were designated on the date we entered into the contract as a hedge of the variability in cash flows associated with the forecasted sale of our future oil and gas production. After-tax changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded under the caption “Accumulated other comprehensive income (loss) — Commodity derivatives” on our consolidated balance sheet until the sale of the hedged oil and gas production. Upon the sale of the hedged production, the net after-tax change in the fair value of the associated derivative recorded under the caption “Accumulated other comprehensive income (loss) — Commodity derivatives” is reversed and the gain or loss on the hedge, to the extent that it is effective, is reported in “Oil and gas revenues” on our consolidated statement of income. At June 30, 2007, we had a net $1 million after-tax loss recorded under the caption “Accumulated other comprehensive income (loss) — Commodity derivatives.” We expect hedged production associated with commodity derivatives accounting for the entire net loss to be sold within the next 12 months. The actual gain or loss on these commodity derivatives could vary significantly as a result of changes in market conditions and other factors.
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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At June 30, 2007, we had outstanding contracts that qualified and were designated as cash flow hedges with respect to our future oil production as set forth in the table below. At that date, we had no such contracts outstanding with respect to our future natural gas production.

		NYMEX Contract Price per Bbl					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	(In millions)
July 2007 – September 2007
Price swap contracts	92	$61.25	—	—	—	—	$(1)
Collar contracts	92	—	$50.00 – $55.00	$52.50	$77.10 – $83.25	$80.18	—
October 2007 – December 2007
Price swap contracts	92	61.25	—	—	—	—	(1)
Collar contracts	92	—	50.00 – 55.00	52.50	77.10 – 83.25	80.18	—

							$(2)

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
     At June 30, 2007, we had outstanding contracts with respect to our future production that were not accounted for as hedges as set forth in the tables below.
Natural Gas

		NYMEX Contract Price per MMBtu					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	(In millions)
July 2007 – September 2007
Price swap contracts	25,500	$8.87	—	—	—	—	$51
Collar contracts	15,350	—	$6.50 – $8.00	$6.86	$8.23 – $10.15	$8.80	5
October 2007 – December 2007
Price swap contracts	12,972	8.99	—	—	—	—	20
Collar contracts	20,166	—	6.50 – 8.00	7.71	8.23 – 12.40	10.51	9
January 2008 – March 2008
Price swap contracts	6,391	9.20	—	—	—	—	2
Collar contracts	23,061	—	6.98 – 8.00	7.98	10.00 – 12.40	11.02	—
April 2008 – June 2008
Price swap contracts	7,756	7.86	—	—	—	—	1
Collar contracts	5,715	—	7.00 – 8.00	7.64	9.00 – 9.70	9.34	2
July 2008 – September 2008
Price swap contracts	7,842	7.86	—	—	—	—	—
Collar contracts	5,760	—	7.00 – 8.00	7.64	9.00 – 9.70	9.34	—
October 2008
Price swap contracts	2,325	8.06	—	—	—	—	—
Collar contracts	1,935	—	7.00 – 8.00	7.64	9.00 – 9.70	9.34	—

							$90

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Oil

		NYMEX Contract Price per Bbl							Estimated
					Collars				Fair Value
		Swaps	Additional Put		Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	(In millions)
July 2007 – September 2007
Price swap contracts	30	$70.00	—	—	—	—	—	—	$—
Collar contracts	60	—	—	—	$60.00	$60.00	$80.50 – $81.00	$80.75	(1)
3-Way collar contracts	888	—	$25.00 – $50.00	$30.00	32.00 – 60.00	37.10	44.70 – 82.00	55.31	(14)
October 2007 – December 2007
Price swap contracts	30	70.00	—	—	—	—	—	—	—
Collar contracts	60	—	—	—	60.00	60.00	80.50 – 81.00	80.75	(1)
3-Way collar contracts	888	—	25.00 – 50.00	30.00	32.00 – 60.00	37.10	44.70 – 82.00	55.31	(15)
January 2008 – March 2008
3-Way collar contracts	819	—	25.00 – 29.00	26.56	32.00 – 35.00	33.00	49.50 – 52.90	50.29	(17)
April 2008 – June 2008
3-Way collar contracts	819	—	25.00 – 29.00	26.56	32.00 – 35.00	33.00	49.50 – 52.90	50.29	(18)
July 2008 – September 2008
3-Way collar contracts	828	—	25.00 – 29.00	26.56	32.00 – 35.00	33.00	49.50 – 52.90	50.29	(18)
October 2008 – December 2008
3-Way collar contracts	828	—	25.00 – 29.00	26.56	32.00 – 35.00	33.00	49.50 – 52.90	50.29	(18)
January 2009 – December 2009
3-Way collar contracts	3,285	—	25.00 – 30.00	27.00	32.00 – 36.00	33.33	50.00 – 54.55	50.62	(67)
January 2010 – December 2010
3-Way collar contracts	3,645	—	25.00 – 32.00	28.60	32.00 – 38.00	34.90	50.00 – 53.50	51.52	(66)

									$(235)

Basis Contracts
     During the second quarter 2007, we added several natural gas basis hedges to lock in the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points, as set forth in the table below.

					Estimated
	Onshore Gulf Coast		Rocky Mountains		Fair Value
		Weighted		Weighted	Asset
	Volume in	Average	Volume in	Average	(Liability)
	MMMBtus	Differential	MMMBtus	Differential	(In millions)
August 2007 – December 2007	17,595	($0.34)	—	—	$5

January 2008 – December 2008	—	—	4,800	($1.62)	—

January 2009 – December 2009	—	—	5,520	($1.05)	—

January 2010 – December 2010	—	—	5,520	($0.99)	—

January 2011 – December 2011	—	—	5,280	($0.95)	—

January 2012 – December 2012	—	—	4,920	($0.91)	—

					$5

Commodity Derivative Income (Expense)
     The following table presents information about the components of commodity derivative income (expense) for the indicated periods.

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Cash flow hedges:
Hedge ineffectiveness	$—	$1	$—	$6

Other derivative contracts:
Unrealized gain (loss) due to change in fair market value	55	9	(191)	11
Realized gain on settlement	22	36	110	35

Total commodity derivative income (expense)	$77	$46	$(81)	$52

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Accounts Receivable:
     As of the indicated dates, our accounts receivable consisted of the following:

	June 30,	December 31,
	2007	2006
	(In millions)
Revenue	$216	$201
Joint interest	164	148
Sale of gathering and related facilities	24	—
Receivable from broker	—	14
MMS deposits	10	8
Texas severance tax	5	6
Other	—	1

Total accounts receivable	$419	$378

9. Accrued Liabilities:
     As of the indicated dates, our accrued liabilities consisted of the following:

	June 30,	December 31,
	2007	2006
	(In millions)
Revenue payable	$124	$95
Accrued capital costs	284	349
Accrued lease operating expenses	51	58
Employee incentive expense	44	63
Accrued interest on notes	21	21
Taxes payable	23	21
Deferred acquisition payments	9	9
Insurance premium payable	33	16
Other	29	35

Total accrued liabilities	$618	$667

10. Comprehensive Income:
     For the periods indicated, our comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Net income	$150	$94	$54	$243
Foreign currency translation adjustment, net of tax of ($1) and ($4) for the second quarter of 2007 and 2006, respectively, and ($2) and ($4) for the six months ended June 30, 2007 and 2006, respectively	2	7	3	7
Reclassification adjustments for settled hedging positions, net of tax of $1 and $3 for the second quarter of 2007 and 2006, respectively, and $2 and $12 for the six months ended June 30, 2007 and 2006, respectively	(2)	(6)	(3)	(22)
Changes in fair value of outstanding hedging positions, net of tax of ($2) and ($5) for the second quarter of 2007 and 2006, respectively, and ($4) and ($13) for the six months ended June 30, 2007 and 2006, respectively	5	9	7	24

Total comprehensive income	$155	$104	$61	$252

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock-Based Compensation:
     On January 1, 2006, we adopted SFAS No. 123(R) to account for stock-based compensation. Among other items, SFAS No. 123(R) eliminated the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been or will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification, has been or will be recognized in our financial statements over the vesting period. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and a lattice-based model for our performance and market-based restricted shares. Prior to the adoption of SFAS No. 123(R), we followed the intrinsic value method in accordance with APB 25 to account for stock-based compensation.
     Historically, we have used and we anticipate continuing to use unissued shares of stock when stock options are exercised. At June 30, 2007, we had approximately 2.6 million additional shares available for issuance pursuant to our existing employee and director plans. Of these shares, only 1.6 million could be granted as restricted shares. Grants of restricted shares under our 2004 Omnibus Stock Plan reduce the total number of shares available under that plan by two times the number of restricted shares issued.
     We recorded stock-based compensation expense of $13 million and $16 million (pre-tax) for all plans for the six months ended June 30, 2007 and 2006, respectively. Of this amount, $3 million and $7 million was capitalized in oil and gas properties for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, we reported $4 million of excess tax benefits from stock-based compensation as cash provided by financing activities on our statement of cash flows.
     As of June 30, 2007, we had approximately $70 million of total unrecognized compensation expense related to unvested stock-based compensation plans. This compensation expense is expected to be recognized on a straight-line basis over the remaining vesting period of approximately 5 years.
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
     The following table provides information related to stock option activity for the six months ended June 30, 2007:

				Weighted
	Number of		Weighted	Average
	Shares	Weighted	Average	Remaining	Aggregate
	Underlying	Average	Grant Date	Contractual	Intrinsic
	Options	Exercise Price	Fair Value	Life	Value
	(In millions)	per Share	per Share	(In years)	(In millions) (1)
Outstanding at December 31, 2006	5.6	$23.68	$10.71	6.3	$124

Granted	—	—	—	—	—
Exercised	(0.5)	22.26	9.96	—	13
Forfeited	(0.2)	29.70	13.63	—	2

Outstanding at June 30, 2007	4.9	23.67	10.70	5.9	107

Exercisable at June 30, 2007	2.9	$20.67	$9.30	5.1	$73

(1)	The intrinsic value of a stock option is the amount by which the current market value of our common stock at the indicated date, or at the time of grant, exercise or forfeiture, as applicable, exceeds the exercise price of the option.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

Options Outstanding				Options Exercisable
	Number of	Weighted		Number of
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual Life	Exercise Price	Options	Exercise Price
Exercise Prices	(In thousands)	(In years)	per Share	(In thousands)	per Share
$ 7.97 to $ 10.00	40	1.2	$7.97	40	$7.97
10.01 to 12.50	57	0.8	11.70	57	11.70
12.51 to 15.00	432	2.6	14.72	426	14.72
15.01 to 17.50	1,023	5.1	16.62	828	16.66
17.51 to 22.50	780	4.8	18.98	605	18.96
22.51 to 27.50	810	6.6	24.75	423	24.69
27.51 to 35.00	1,453	7.5	31.14	459	31.27
35.01 to 41.72	301	7.9	38.02	77	37.97

	4,896	5.9	$23.67	2,915	$20.67

     On June 30, 2007, the last reported sales price of our common stock on the New York Stock Exchange was $45.55 per share.
     Restricted Shares. At June 30, 2007, our employees held 1.1 million restricted shares or restricted share units that primarily vest over the service period of four to five years. The vesting of these shares and units is dependant upon the employees continued service with our company.
     In addition, at June 30, 2007, our employees held 1.8 million restricted shares subject to performance based vesting criteria (substantially all of which are considered market based restricted shares under SFAS No. 123(R)). In February 2007, 293,338 of these restricted performance-based shares were granted. The number of these shares that vest is based upon established performance targets that will be assessed on March 1, 2010. The grant date fair value of these shares was $24.04 per share for a total value of $7 million. The expense is being recognized ratably over the service period from February 2007 to March 2010. The grants to our executive officers contain a retirement provision that permits them to retire on or after March 1, 2008, if certain other conditions are met, without forfeiting the shares granted. To the extent that our executive officers qualify under this provision, the expense will be recognized ratably over the service period from February 2007 to the applicable retirement eligibility date. Substantially all of the remaining performance based shares may vest in whole or in part in 2008, 2009 or 2010. The percentage of shares vesting, if any, in a year is subject to the achievement of the targets identified in the respective restricted share agreements.
     Under our non-employee director restricted stock plan as in effect on June 30, 2007, immediately after each annual meeting of our stockholders, each of our non-employee directors then in office receive a number of restricted shares determined by dividing $100,000 by the fair market value of one share of our common stock on the date of the annual meeting. In addition, new non-employee directors elected after an annual meeting receive a number of restricted shares determined by dividing $100,000 by the fair market value of one share of our common stock on the date of their election. The forfeiture restrictions lapse on the day before the first annual meeting of stockholders following the date of issuance of the shares if the holder remains a director until that time. At June 30, 2007, 85,592 shares remained available for grants under this plan.
     The following table provides information related to restricted share activity for the six months ended June 30, 2007:

		Performance/
	Service-Based	Market-Based	Total
	(In thousands, except per share data)
Non-vested shares outstanding at December 31, 2006	667	1,516	2,183
Granted	506	293	799
Forfeited	(43)	(22)	(65)
Vested	(47)	—	(47)

Non-vested shares outstanding at June 30, 2007	1,083	1,787	2,870

Weighted average grant date fair value per share of shares granted during the period	$41.77	$24.04	$35.11

Total fair value of shares vested during the period	$1,368	$—	$1,368

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     During the second quarter of 2007, options to purchase 29,357 shares of our common stock at a weighted average fair value of $11.90 per share were issued under the plan. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 5.09%, an expected life of 6 months and weighted-average volatility of 35.88%. At June 30, 2007, 629,257 shares of our common stock remained available for issuance under this plan.
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
12. Income Taxes:
     The provision for income taxes for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)
Amount computed using the statutory rate	$84	$51	$40	$133
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	3	2	4	4
Net effect of different tax rates in non-U.S. jurisdictions	(3)	—	(10)	—
Tax credits and other	1	—	(2)	—
Valuation allowance	7	—	31	—

Total provision for income taxes	$92	$53	$63	$137

     As of June 30, 2007, we had NOL carryforwards for international income tax purposes of approximately $112 million that may be used in future years to offset taxable income. We currently estimate that we will not be able to utilize these international NOLs, therefore a valuation allowance was established for them. Utilization of NOL carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdictions within the carryforward period. Estimates of future taxable income can be significantly affected by changes in natural gas and oil prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.
     The rollforward of our deferred tax asset valuation allowance is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)
Balance at beginning of the period	$(45)	$(3)	$(21)	$(3)
Charged to provision for income taxes:
United Kingdom NOL carryforwards	(7)	—	(31)	—

Balance at end of the period	$(52)	$(3)	$(52)	$(3)

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
     As part of our risk management program, we generally hedge a substantial, but varying, portion of our anticipated future oil and gas production. We use hedging to reduce our exposure to fluctuations in natural gas and oil prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs.
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
     Accounting for Hedging Activities. Beginning October 1, 2005, we elected not to designate any future price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Commodity Derivative Activities” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006 and Note 7, “Commodity Derivative Instruments and Hedging Activities,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.
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
     Our revenues may vary significantly from period to period as a result of changes in commodity prices or volumes of production sold. Revenues for the second quarter of 2007 were 35% higher than the comparable period of 2006 due to higher oil and gas production and higher oil and gas prices. Revenues for the first six months of 2007 were 18% higher than the same period of the prior year due to higher oil and gas production partially offset by slightly lower gas prices.

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Production (1):
United States:
Natural gas (Bcf)	56.2	48.0	17%	108.0	92.4	17%
Oil and condensate (MBbls)	1,876	1,462	28%	3,616	2,935	23%
Total (Bcfe)	67.4	56.8	19%	129.7	110.0	18%
International:
Natural gas (Bcf)	0.3	—	100%	0.4	—	100%
Oil and condensate (MBbls)	515	253	104%	919	368	150%
Total (Bcfe)	3.5	1.5	127%	5.9	2.2	166%
Total:
Natural gas (Bcf)	56.5	48.0	18%	108.4	92.4	17%
Oil and condensate (MBbls)	2,391	1,715	39%	4,535	3,303	37%
Total (Bcfe)	70.9	58.3	22%	135.6	112.2	21%

Average Realized Prices (2):
United States:
Natural gas (per Mcf)	$6.87	$6.14	12%	$6.63	$6.93	(4%)
Oil and condensate (per Bbl)	56.17	54.15	4%	53.02	52.66	1%
Natural gas equivalent (per Mcfe)	7.28	6.58	11%	7.00	7.23	(3%)
International:
Natural gas (per Mcf)	$6.91	$—	100%	$6.91	$—	100%
Oil and condensate (per Bbl)	63.06	62.50	1%	58.14	63.53	(8%)
Natural gas equivalent (per Mcfe)	10.14	10.42	(3%)	9.52	10.59	(10%)
Total:
Natural gas (per Mcf)	$6.87	$6.14	12%	$6.63	$6.93	(4%)
Oil and condensate (per Bbl)	57.66	55.38	4%	54.06	53.87	—
Natural gas equivalent (per Mcfe)	7.42	6.68	11%	7.11	7.30	(3%)

(1)	Represent volumes sold regardless of when produced.

(2)	Average realized prices only includes the effects of hedging contracts that are designated for hedge accounting. Had we included the effect of contracts not so designated, our average realized price for total gas would have been $7.46 and $6.97 per Mcf for the second quarter of 2007 and 2006, respectively, and $7.80 and $7.38 per Mcf for the six months ended June 30, 2007 and 2006, respectively. Our total oil and condensate average realized price would have been $53.08 and $52.88 per Bbl for the second quarter of 2007 and 2006, respectively, and $50.44 and $51.76 per Bbl for the six months ended June 30, 2007 and 2006, respectively. Without the effects of any hedging contracts, our average realized prices for the second quarter of 2007 and 2006 would have been $6.87 and $6.15 per Mcf, respectively, for gas and $59.29 and $64.67 per Bbl, respectively, for oil. Our average realized prices, without the effects of hedging, for the six months ended June 30, 2007 and 2006, would have been $6.63 and $6.87 per Mcf, respectively, for gas and $55.45 and $61.83 per Bbl, respectively, for oil.

     Production. Our total oil and gas production (stated on a natural gas equivalent basis) for the second quarter of 2007 and for the six months ended June 30, 2007 increased 22% and 21%, respectively, over the comparable periods of 2006. The increases were primarily due to successful drilling efforts in the Mid-Continent, the timing of liftings of production in China and the negative impact the Gulf of Mexico production deferrals related to the 2005 storms had in the second quarter of 2006 (2 Bcfe) and the first six months of 2006 (10 Bcfe).
     Natural Gas. Our second quarter of 2007 and six months ended June 30, 2007 natural gas production increased 18% and 17%, respectively, compared to the same periods of 2006. The increases were primarily the result of successful drilling efforts in the Mid-Continent and the 2006 Gulf of Mexico production deferrals mentioned above.
     Crude Oil and Condensate. Our second quarter of 2007 and six months ended June 30, 2007 oil and condensate production increased 39% and 37%, respectively, compared to the same periods of 2006. The increases were the result of the timing of liftings of production in China (first lifting was in August 2006), increased sales from our Monument Butte field and the 2006 Gulf of Mexico production deferrals mentioned above.
     Operating Expenses. Generally, our proved reserves and production have grown steadily since our founding. As a result, our operating expenses also have increased. We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis.
     The following table presents information about our operating expenses for the second quarter of 2007 and 2006.

	Unit-of-Production			Amount
	(Per Mcfe)			(In millions)
	Three Months Ended		Percentage	Three Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
United States:
Lease operating	$1.26	$1.09	16%	$85	$62	37%
Production and other taxes	0.25	0.20	25%	17	10	54%
Depreciation, depletion and amortization	2.81	2.48	13%	189	141	34%
General and administrative	0.47	0.48	(2%)	32	27	17%
Other	—	0.44	(100%)	—	25	(100%)

Total operating expenses	$4.79	$4.69	2%	$323	$265	21%
International:
Lease operating	$3.14	$3.09	2%	$11	$5	131%
Production and other taxes	1.05	3.11	(66%)	3	5	(23%)
Depreciation, depletion and amortization	2.58	1.71	51%	9	3	243%
General and administrative	0.31	0.67	(54%)	1	1	5%

Total operating expenses	$7.08	$8.58	(17%)	$24	$14	88%
Total:
Lease operating	$1.35	$1.14	18%	$96	$67	44%
Production and other taxes	0.29	0.27	7%	20	15	31%
Depreciation, depletion and amortization	2.80	2.46	14%	198	144	38%
General and administrative	0.47	0.48	(2%)	33	28	17%
Other	—	0.43	(100%)	—	25	(100%)

Total operating expenses	$4.91	$4.78	3%	$347	$279	24%
     Domestic Operations. Our domestic operating expenses for the second quarter of 2007, stated on an Mcfe basis, increased 2% over the same period of 2006. The period to period change was primarily related to the following items:
•	Lease operating expense (LOE) increased due to higher operating costs for all of our operations. In addition, our LOE was adversely impacted in the second quarter of 2007 by repair expenditures of $16 million ($0.23 per Mcfe) related to 2005 hurricanes Katrina and Rita.

•	Production and other taxes increased due to an increase in the proportion of our production volumes subject to production taxes as a result of increased production from our Mid-Continent and Rocky Mountain operations and higher commodity prices.

•	The increase in our depreciation, depletion and amortization (DD&A) rate resulted from higher cost reserve additions. The cost of reserve additions was adversely impacted by escalating costs for drilling goods and services during 2006 and 2007. The component of DD&A associated with accretion expense related to our asset retirement obligation was $0.04 per Mcfe for the second quarter of 2007 and $0.06 per Mcfe for the second quarter of 2006.

•	General and administrative (G&A) expense remained relatively flat on an Mcfe basis. The increase in actual G&A costs was primarily due to continued growth in our workforce. Our incentive compensation expense also increased as a result of higher adjusted net income (as defined in our incentive compensation plan) for the second quarter of 2007 as compared to the same period of the prior year. Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. During the second quarter of 2007, we capitalized $11 million of direct internal costs as compared to $10 million in 2006.

•	In the second quarter of 2006, we recorded under the caption “Operating expenses — Other” a $19 million redemption premium and an $8 million charge related to the unamortized original issue costs of our $250 million 8 3/8% senior subordinated notes that we redeemed in May 2006 and a $2 million benefit related to our business interruption insurance coverage as a result of the operations disruptions from the 2005 storms.
     International Operations. Our international operating expenses for the second quarter of 2007, stated on an Mcfe basis, decreased 17% over the same period of 2006 even though our total operating expenses increased 88%. The period to period change was primarily related to the following items:
•	LOE, on an Mcfe basis, increased due to higher operating costs for our Malaysian operations. Total LOE also increased due to initial production in the U.K. in the second quarter of 2007 and initial production in China in the third quarter of 2006.

•	Production and other taxes and G&A expense decreased, on an Mcfe basis, due to initial liftings of production in China. In addition, production and other taxes in China are lower on a unit of production basis than our other international operations.

•	DD&A, on an Mcfe basis, increased as a result of unsuccessful drilling operations in Malaysia during the second quarter of 2007.
     The following table presents information about our operating expenses for the first six months of 2007 and 2006.

	Unit-of-Production			Amount
	(Per Mcfe)			(In millions)
	Six Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
United States:
Lease operating	$1.47	$1.02	44%	$191	$112	70%
Production and other taxes	0.24	0.24	—	32	26	21%
Depreciation, depletion and amortization	2.80	2.46	14%	363	271	34%
General and administrative	0.54	0.50	8%	70	55	29%
Other	—	(0.04)	(100%)	—	(5)	(100%)

Total operating expenses	$5.05	$4.18	21%	$656	$460	43%
International:
Lease operating	$2.91	$2.96	(2%)	$17	$7	162%
Production and other taxes	1.13	2.51	(55%)	6	5	20%
Depreciation, depletion and amortization	2.56	1.71	50%	15	4	297%
Ceiling test writedown	7.97	—	100%	47	—	100%
General and administrative	0.34	1.46	(77%)	2	3	(39%)

Total operating expenses	$14.91	$8.64	73%	$87	$18	359%
Total:
Lease operating	$1.53	$1.06	44%	$208	$119	75%
Production and other taxes	0.28	0.28	—	38	31	21%
Depreciation, depletion and amortization	2.79	2.45	14%	378	275	38%
General and administrative	0.53	0.51	4%	72	58	25%
Ceiling test writedown	0.35	—	100%	47	—	100%
Other	—	(0.04)	(100%)	—	(5)	(100%)

Total operating expenses	$5.48	$4.26	29%	$743	$478	55%
     Domestic Operations. Our domestic operating expenses for the first six months of 2007, stated on an Mcfe basis, increased 21% over the same period of 2006. The period to period change was primarily related to the following items:
•	LOE increased due to higher operating costs for all of our operations and a 123% increase in insurance costs for our Gulf of Mexico operations. In addition, our 2007 LOE was adversely impacted by repair expenditures of $52 million ($0.40 per Mcfe) related to 2005 hurricanes Katrina and Rita.

•	Our production tax expense increased 21%, as a result of increased production from our Mid-Continent and Rocky Mountain operations, which is subject to production taxes. Production and other taxes, on an Mcfe basis, remained unchanged due to a 16% increase in our production volumes that are not subject to production taxes.

•	The increase in our DD&A rate resulted from higher cost reserve additions. The cost of reserve additions was adversely impacted by escalating costs for drilling goods and services during 2006 and 2007. The component of DD&A associated with accretion expense related to our asset retirement obligation was $0.05 per Mcfe for the first six months of 2007 and $0.07 per Mcfe for the first six months of 2006.

•	G&A expense increased approximately $0.04 per Mcfe primarily due to an increase in a litigation settlement reserve associated with a statewide royalty owner class action lawsuit in Oklahoma. During the first six months of 2007, we capitalized $20 million of direct internal costs as compared to $19 million in 2006.

•	For the first six months of 2006, we recorded under the caption “Operating expenses — Other” a $19 million redemption premium and an $8 million charge related to the unamortized original issue costs of our $250 million 8 3/8% senior subordinated notes that we redeemed in May 2006 and a $32 million benefit related to our business interruption insurance coverage as a result of the operations disruptions from the 2005 storms.
     International Operations. Our international operating expenses for the first six months of 2007, stated on an Mcfe basis, increased 73% over the same period of 2006. The increase was primarily related to the ceiling test writedown of $47 million associated with our U.K. full cost pool in the first quarter of 2007. Without the effect of the writedown, operating expenses for the first six months of 2007, stated on an Mcfe basis, decreased by 20%. The period to period change was primarily related to the following items:
•	LOE, production and other taxes and G&A expense decreased, on an Mcfe basis, due to initial liftings of production in China. Our initial liftings in China began in the third quarter of 2006.

•	G&A expense also decreased due to a reduction in our accrual under our U.K. bonus plans. During the first six months of 2007, the determined value of the shares of our U.K. subsidiary decreased due to the disappointing results of the #7 development well in our Grove Field. Please see Note 11, “Stock-Based Compensation—U.K. Bonus Plans,” to our consolidated financial statements appearing earlier in this report for a description of these plans.

•	DD&A, on an Mcfe basis, increased as a result of unsuccessful drilling operations in Malaysia during the second quarter of 2007.
     Interest Expense. The increase in interest expense for the second quarter and first six months of 2007 resulted primarily from higher average debt levels outstanding under our credit arrangements as compared to the comparable periods of 2006.
     Commodity Derivative Income (Expense). The following table presents information about the components of commodity derivative income (expense) for the indicated period.

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)
Cash flow hedges:
Hedge ineffectiveness	$—	$1	$—	$6

Other derivative contracts:
Unrealized gain (loss) due to change in fair market value	55	9	(191)	11
Realized gain on settlement	22	36	110	35

Total commodity derivative income (expense)	$77	$46	$(81)	$52

     Hedge ineffectiveness is associated with our hedging contracts that qualify for hedge accounting under SFAS No. 133. The unrealized gain (loss) due to changes in fair market value is associated with our derivative contracts that are not designated for hedge accounting and represents changes in the fair value of these open contracts during the period.
     Taxes. The effective tax rates for the second quarter of 2007 and 2006 were 38.1% and 36.1%, respectively. The effective tax rates for the six months ended June 30, 2007 and 2006 were 54.1% and 36.1%, respectively. The effective tax rate for the first six months of 2007 was greater than the federal statutory rate primarily due to a $31 million valuation allowance associated with 2007 U.K. net operating loss carryforwards of $61 million that are not currently expected to be realized. For a detailed reconciliation of our provision for income taxes to the federal statutory rate, see Note 12, “Income Taxes,” to our consolidated financial statements appearing earlier in this report.

Liquidity and Capital Resources
     We must find new and develop existing reserves to maintain and grow production and cash flow. We accomplish this through successful drilling programs and the acquisition of properties. These activities require substantial capital expenditures. We establish a capital budget at the beginning of each calendar year. In the past, we often have increased our capital budget during the year as a result of acquisitions or successful drilling. Because of the nature of the properties we own, contractual capital commitments beyond 2007 are not significant.
     We currently expect that our 2007 capital program (as adjusted for the purchase of the Rocky Mountain assets and the sale of the Gulf of Mexico properties described below), together with the repayment of $125 million of our senior notes in October 2007, will exceed estimated cash flow from operations by approximately $1.4 billion. Through June 30, 2007, the shortfall of approximately $992 million was made up with cash on hand and borrowings under our credit arrangements. For the remainder of the year, we anticipate the shortfall to be made up with the proceeds from the sale of our Gulf of Mexico properties and the other planned dispositions described below.
     Acquisition and Divestiture Activity. On June 29, 2007, we completed the $578 million acquisition of Stone Energy’s Rocky Mountain assets. This acquisition was initially financed through borrowings under our revolving credit agreement but it will ultimately be financed by proceeds from the sale of our Gulf of Mexico properties described below.
     On June 20, 2007, we entered into a purchase and sale agreement with McMoRan Oil & Gas LLC to sell substantially all of our properties in the Gulf of Mexico for $1.1 billion in cash and the assumption of liabilities associated with the abandonment of wells and platforms. We will retain most of our deepwater properties and interests in some potential exploration opportunities on the shelf. We anticipate closing the transaction in early August 2007, subject to customary closing conditions.
     We have structured the sale of our Gulf of Mexico properties and the acquisition of the Rocky Mountain assets as a like-kind exchange under Section 1031 of the Internal Revenue Code. Additional future acquisitions also may be included in the like-kind exchange structure if they are consummated within the time period required under Section 1031. At our election, we may retain all or a portion of the proceeds from the sale of our Gulf of Mexico properties, after reduction for the purchase price of the Rocky Mountain assets, in the like-kind exchange structure for application to the purchase price of any such future acquisitions. Any proceeds retained in the structure will not be available to repay outstanding borrowings under our credit arrangements.
     We also have planned divestitures currently underway for two producing fields in Bohai Bay, China, all of our assets in the U.K. North Sea and smaller property packages onshore Texas and Oklahoma.
     Credit Arrangements. In June 2007, we entered into a new revolving credit facility that matures in June 2012. The facility provides for initial loan commitments of $1.25 billion from a syndicate of participating banks, led by JPMorgan Chase as the agent bank. The loan commitments may be increased to a maximum aggregate amount of $1.65 billion if the current lenders increase their loan commitments or new financial institutions are added to the facility. Subject to compliance with covenants in our credit facility that restrict our ability to incur additional debt, we also have a total of $135 million of borrowing capacity under money market lines of credit with various banks. For a more detailed description of the terms of our credit arrangements, please see Note 4, “Debt,” to our consolidated financial statements appearing earlier in this report.
     At July 30, 2007, we had outstanding borrowings of $940 million and undrawn letters of credit of $47 million under our credit facility, outstanding borrowings of $39 million under our money market lines and approximately $359 million of available borrowing capacity under our credit arrangements.
     Working Capital. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements and changes in the fair value of our outstanding commodity derivative instruments. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital because our capital spending generally has exceeded our cash flows from operations and we generally use excess cash to pay down borrowings under our credit arrangements. We had a working capital deficit of $291 million as of June 30, 2007. This compares to a working capital deficit of $272 million as of December 31, 2006. The increase in our working capital deficit at June 30, 2007 is due to the use of cash and short term investments to fund a portion of our capital program and the change in the fair value of our commodity derivative instruments. At June 30, 2007, the fair value of our short-term derivatives was a net asset of $26 million compared to a net asset of $200 million at December 31, 2006.
     Cash Flows from Operations. Cash flows from operations primarily are affected by production and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. We also have experienced recent fluctuations as a result of higher operating costs for all of our operations and the 2005 hurricanes.

     In August 2006, we reached an agreement with our insurance underwriters to settle all claims related to Hurricanes Katrina and Rita (business interruption, property damage and control of well/operator’s extra expense) for $235 million. During the first six months of 2007, we incurred $52 million of repair expenditures in excess of the insurance benefits received. This amount is reflected as a use of operating cash flows for the six months ended June 30, 2007.
     We sell substantially all of our natural gas and oil production under floating market contracts. However, we generally hedge a substantial, but varying, portion of our anticipated future oil and natural gas production for the next 12-24 months. See “Oil and Gas Hedging” below. We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations is impacted by changes in working capital and is not affected by DD&A, writedowns or other non-cash charges or credits.
     Our net cash flow from operations was $635 million for the six months ended June 30, 2007, compared to $692 million for the same period in 2006. Even though our revenues plus realized gains on the settlement of our derivative contracts less our operating costs and interest expense increased 17%, our net cash flow from operations decreased 8% due to increased working capital requirements during the six months ended June 30, 2007 compared to the same period of 2006. Our working capital requirements increased during the first six months of 2007 due to increased drilling activities, the timing of payments made by us to vendors and other operators and the timing and amount of advances received from our joint owners.
     Capital Expenditures. Our capital spending for the first six months of 2007 was $1,601 million, an 88% increase from our $850 million in capital spending during the same period of 2006. The 2007 amount excludes asset retirement costs of $19 million. Of the $1,601 million, we invested $750 million in domestic exploitation and development, $112 million in domestic exploration (exclusive of exploitation and leasehold activity), $629 million in domestic leasehold activity (including $578 million for the Rocky Mountain assets acquired from Stone Energy) and $110 million internationally.
     Our revised capital program for 2007 is $1.85 billion, excluding acquisitions. This total includes $50 million for continuing hurricane repairs in the Gulf of Mexico and excludes $130 million for capitalized interest and direct internal costs. Approximately 19% of the $1.85 billion is allocated to the Gulf of Mexico (including the shelf, the deep and ultra-deep shelf and deepwater), 21% to the onshore Gulf Coast, 37% to the Mid-Continent, 10% to the Rocky Mountains and 13% to international projects. We continue to pursue additional attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable. Depending on the timing of an acquisition, we may spend additional capital during the year of the acquisition for drilling and development activities on the acquired properties.
     Cash Flows from Financing Activities. Net cash flow provided by financing activities for the six months ended June 30, 2007 was $949 million. During the first six month of 2007, we borrowed a net $932 million under our credit arrangements ($578 million for the Stone Energy asset acquisition on June 29, 2007) and received proceeds of $13 million from the issuance of shares of our common stock upon the exercise of stock options.
     In October 2007, our $125 million principal amount of 7.45% Senior Notes will become due. We currently plan to fund the repayment with borrowings under our credit arrangements.
     Net cash flow provided by financing activities for the six months ended June 30, 2006 was $307 million. In April 2006, we issued $550 million aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2016. In May 2006, we used the proceeds from the offering to redeem $250 million principal amount of our 8 3/8% Senior Subordinated Notes due 2012. In addition, during the first half of 2006, we borrowed and repaid $342 million under our credit arrangements and received proceeds of $8 million from the issuance of shares of our common stock upon the exercise of stock options.

Contractual Obligations
     The table below summarizes our significant contractual obligations by maturity as of June 30, 2007.

		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 years
Debt :
Bank revolving credit facility	$920	$—	$—	$920	$—
Money market lines of credit	12	—	—	12	—
7.45% Senior Notes due 2007	125	125	—	—	—
7 5/8% Senior Notes due 2011	175	—	—	175	—
6 5/8% Senior Subordinated Notes due 2014	325	—	—	—	325
6 5/8% Senior Subordinated Notes due 2016	550	—	—	—	550

Total debt	2,107	125	—	1,107	875

Other obligations:
Interest payments (1)	856	138	267	252	199
Net derivative liabilities	142	(27)	136	33	—
Asset retirement obligations	281	35	84	37	125
Operating leases	283	129	132	9	13
Deferred acquisition payments	9	3	4	2	—
Oil and gas activities (2)	76

Total other obligations	1 ,647	278	623	333	337

Total contractual obligations	$3,754	$403	$623	$1 ,440	$1,212

(1)	Interest associated with the bank revolving credit facility and money market lines of credit was calculated using the interest rate for LIBOR based loans of 6.375%, prime rate based loans of 8.25% and money market loans of 6.356% at June 30, 2007 and is included through the maturity of the credit facility.

(2)	As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work related commitments for, among other things, drilling wells, obtaining and processing seismic data and fulfilling other cash commitments. At June 30, 2007, these work related commitments totaled $76 million and were comprised of $18 million in the United States and $58 million internationally. These amounts are not included by maturity because their timing cannot be accurately predicted.
Oil and Gas Hedging
     As part of our risk management program, we generally hedge a substantial, but varying, portion of our anticipated future oil and natural gas production for the next 12-24 months to reduce our exposure to fluctuations in natural gas and oil prices. In the case of acquisitions, we may hedge acquired production for a longer period. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions.
     While the use of these hedging arrangements limits the downside risk of adverse price movements, their use may also limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. Historically, all of our hedged natural gas and crude oil production has been sold at market prices that have had a high positive correlation to the settlement price for such hedges. Therefore, we believe that our hedged production was not subject to material basis risk. With the planned sale of the Gulf of Mexico shelf production and the corresponding shift in the geographic distribution of our natural gas production, we have begun to utilize basis hedges to a greater degree. The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.40-$0.60 less per MMBtu than the Henry Hub Index. Realized gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 75-85% of the Henry Hub Index. The price that we receive for natural gas production in the Rocky Mountains, after basis differentials, transportation, and handling charges, has recently been as much as $4.50 per MMBtu less than the Henry Hub Index. In light of this potential risk to our newly acquired Rocky Mountain assets, we have hedged the basis differential for a portion of our estimated production from proved reserves through 2012 at a weighted average of $1.18 less per MMBtu than the Henry Hub Index. The price we receive for our Gulf Coast oil production typically averages about $2 per barrel below the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains is currently averaging about $12-$14 per barrel below the WTI price. Oil production from the Mid-Continent typically sells at a $1.00-$1.50 per barrel discount to WTI. Oil sales from our operations in Malaysia typically sells at Tapis, which generally is consistent with WTI. Oil sales from our operations in China typically sells at $7-$9 per barrel less than WTI.
     The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. At June 30, 2007, J Aron & Company, Bank of Montreal, JPMorgan Chase, Citibank, N.A. and Barclays Bank PLC were the counterparties with respect to 78% of our future hedged production.
     Between June 30, 2007 and July 30, 2007, we entered into additional natural gas price derivative contracts set forth in the table below. None of the contracts below have been designated for hedge accounting.

	NYMEX Contract Price per MMBtu
			Collars
		Swaps	Floors		Ceilings
	Volume in	(Weighted		Weighted		Weighted
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average
April 2008 – June 2008
Price swap contracts	4,550	8.18	—	—	—	—
July 2008 – September 2008
Price swap contracts	4,600	8.25	—	—	—	—
October 2008 – December 2008
Price swap contracts	1,550	8.28	—	—	—	—

     Please see the discussion and tables in Note 7, “Commodity Derivative Instruments and Hedging Activities,” to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to our hedging program and a listing of open contracts as of June 30, 2007 and the fair value of those contracts as of that date.
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
Forward-Looking Information
     This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability of capital resources to fund capital expenditures, our financing plans, the anticipated closing date of the sale of our Gulf of Mexico properties and our divestiture plans. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including:
•	drilling results;

•	oil and gas prices;

•	severe weather conditions (such as hurricanes);

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	the availability of capital resources;

•	the availability of refining capacity for the crude oil we produce from our Monument Butte Field;

•	labor conditions; and

•	the other factors affecting our business described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.
     In addition, the drilling of oil and gas wells and the production of hydrocarbons are subject to governmental regulations and operating risks. Completion of our proposed divestitures is subject to receiving offers that we consider acceptable for the properties.
     All written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their-entirety by such factors.
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
     Shelf. The U.S. Outer Continental Shelf of the Gulf of Mexico. Water depths generally range from 50 feet to 1,000 feet.
     Ultra-deep shelf. We consider the ultra-deep shelf to be structures located on the shelf at depths of 20,000 feet and greater.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in oil and gas prices, interest rates and foreign currency exchange rates as discussed below.
Oil and Gas Prices
     We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months as part of our risk management program. In the case of acquisitions, we may hedge acquired production for a longer period. We use hedging to reduce our exposure to fluctuations in natural gas and oil prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. For a more detailed discussion of our hedging activities, see the information under the caption “Oil and Gas Hedging’’ in Item 2 of this report and the discussion and tables in Note 7, “Commodity Derivative Instruments and Hedging Activities,” to our consolidated financial statements appearing earlier in this report.
Interest Rates
     At June 30, 2007, our debt was comprised of:

	Fixed	Variable
	Rate Debt	Rate Debt
	(In millions)
Bank revolving credit facility	$—	$920
Money market line of credit	—	12
7.45% Senior Notes due 2007(1) (2)	75	50
7 5/8% Senior Notes due 2011(1)	125	50
6 5/8% Senior Subordinated Notes due 2014	325	—
6 5/8% Senior Subordinated Notes due 2016	550	—

Total long-term debt	$1,075	$1,032

(1)	$50 million principal amount of our 7.45% Senior Notes due 2007 and $50 million principal amount of our 7 5/8% Senior Notes due 2011 are subject to interest rate swaps. These swaps provide for us to pay variable and receive fixed interest payments, and are designated as fair value hedges of a portion of our outstanding senior notes.

(2)	Classified as current debt on our consolidated balance sheet at June 30, 2007.
     At June 30, 2007, 51% of our debt obligations were at fixed rates and 49% were at variable rates, after taking into account our interest rate swap agreements. The impact on our annual cash flow of a 10% change in the floating rate applicable to our variable rate debt would be approximately $7 million.
Foreign Currency Exchange Rates
     The British pound is the functional currency for our operations in the United Kingdom. The functional currency for all other foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at June 30, 2007.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report.
Changes in Internal Control Over Financial Reporting
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, to determine whether any changes occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     In December 2002, a lawsuit against our Mid-Continent subsidiary was filed in Beaver County, Oklahoma and was later certified as a class action royalty owner lawsuit. The complaint alleges that we improperly reduced royalty payments for certain expenses and charges, and also claims breach of contract and breach of fiduciary duties, among other claims. In April 2007, we entered into a settlement agreement that has received preliminary court approval, subject to a fairness hearing. In the first quarter of 2007, we increased our litigation settlement reserve for the lawsuit, which resulted in a charge to earnings that was recorded under the caption “General and administrative” on our consolidated income statement.
     We also have been named as a defendant in a number of other lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth certain information with respect to repurchases of our common stock during the six months ended June 30, 2007:

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares Purchased	Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under
	of Shares	Average Price	Announced Plans	The Plans or
Period	Purchased(1)	Paid per Share	or Programs	Programs
April 1 – April 30, 2007	178	44.16	—	—
May 1 – May 31, 2007	—	—	—	—
June 1 – June 30, 2007	265	50.40	—	—

(1)	All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
         At our May 3, 2007 annual meeting of stockholders, our stockholders voted on four matters. As of the March 5, 2007 record date, 129,734,947 shares of common stock were outstanding and entitled to vote at the meeting.
(1)	Election of Thirteen Directors:

Our stockholders elected the thirteen nominees for director by the following vote:

Nominee Elected	For	Withheld
David A. Trice	110,294,704	12,186,281
David F. Schaible	116,767,121	5,713,864
Howard H. Newman	116,518,487	5,962,498
Thomas G. Ricks	116,777,093	5,703,892
C. E. (Chuck) Shultz	116,380,022	6,100,963
Dennis R. Hendrix	119,937,980	2,543,005
Philip J. Burguieres	119,776,761	2,704,224
John Randolph Kemp III	119,946,634	2,534,351
J. Michael Lacey	119,940,163	2,540,822
Joseph H. Netherland	119,378,989	3,101,996
J. Terry Strange	113,530,880	8,950,105
Pamela J. Gardner	120,034,808	2,446,177
Juanita F. Romans	57,981,748	64,499,237

(2)	Approval of Newfield Exploration Company 2007 Omnibus Stock Plan:

Our stockholders approved the Newfield Exploration Company 2007 Omnibus Stock Plan by the following vote:

		Abstentions and
For	Against	Broker Non-Votes
105,182,070	5,318,573	1,949,677
(3)	Approval of Second Amendment to Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan:

Our stockholders approved the Second Amendment to Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan by the following vote:

		Abstentions and
For	Against	Broker Non-Votes
99,260,164	11,273,350	1,916,806
(4)	Ratification of Appointment of Independent Accountants:

Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2007 by the following vote:

		Abstentions and
For	Against	Broker Non-Votes
120,369,073	223,501	1,888,411
Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
     On July 26, 2007, our Board of Directors took the following actions:
•	elected David F. Schaible as President & Chief Operating Officer effective as of August 1, 2007;

•	in connection with his promotion, granted Mr. Schaible 15,000 shares of restricted stock effective as of that same date;

•	elected Lee K. Boothby as Senior Vice President — Acquisitions & Business Development effective as of October 1, 2007;

•	subject to Mr. Boothy’s relocation to Houston, Texas and the assumption of his new duties as Senior Vice President — Acquisitions & Business Development:
•	granted Mr. Boothy 12,000 shares of restricted stock effective as of October 1, 2007; and ;

•	authorized and directed our company to enter into an amended and restated Change of Control Severance Agreement with Mr. Boothy effective as of July 26, 2007 that conforms the terms of his agreement to those of our other senior vice presidents;
•	elected John Marziotti as General Counsel effective as of August 1, 2007;

•	in connection with his promotion, granted Mr. Marziotti 4,000 shares of restricted stock as of that same date;
•	amended and restated our 2003 Inventive Compensation Plan to clarify the terms under which retirement qualifies a participant for vesting of deferred awards and to comply with the requirements of Section 409A of the Internal Revenue Code;

•	amended or amended and restated the following plans primarily to comply with the requirements of Section 409A:
•	Newfield Employee 1993 Incentive Compensation Plan;

•	Change of Control Severance Plan; and

•	Deferred Compensation Plan; and
•	authorized and directed our company to enter into amended and restated Change of Control Severance Agreements with our senior executive officers primarily to comply with the requirements of Section 409A.
The amendments to and amended and restated plans and the form of the restricted stock agreement for the new grants and the amended and restated Change of Control Severance Agreements referred to above have been filed as exhibits to this report and are incorporated herein by reference. Subject to continued employment with our company, the new restricted stock grants to Messrs. Schaible, Boothby and Marziotti were granted under our amended and restated 2004 omnibus stock plan and will vest on the third anniversary of the effective date of the grant.
     David A. Trice with continue to serve as our Chief Executive Officer and Chairman of the Board.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Description
*† 10.1	Amendment No. 2 to Newfield Employee 1993 Incentive Compensation Plan

*† 10.2	Second Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan

*† 10.3	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of July 26, 2007

*† 10.4	Second Amended and Restated Newfield Exploration Company Change of Control Severance Plan

*† 10.5	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible and Terry W. Rathert dated effective as of July 26, 2007

*† 10.6	Amended and Restated Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of July 26, 2007

*† 10.7	Second Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of July 26, 2007

*† 10.8	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn, Gary D. Packer and William D. Schneider dated effective as of July 26, 2007

*† 10.9	Form of Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of July 26, 2007

*† 10.10	Form of Restricted Stock Agreement between Newfield and (a) each of David F. Schaible and John Marziotti dated as of August 1, 2007 and (b) Lee K. Boothby dated as of October 1, 2007

*10.11	Credit Agreement, dated as of June 22, 2007, among Newfield Exploration Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank (excludes signature pages and schedules and includes only select exhibits)

*31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY
Date: August 1, 2007	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*† 10.1	Amendment No. 2 to Newfield Employee 1993 Incentive Compensation Plan

*† 10.2	Second Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan

*† 10.3	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of July 26, 2007

*† 10.4	Second Amended and Restated Newfield Exploration Company Change of Control Severance Plan

*† 10.5	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible and Terry W. Rathert dated effective as of July 26, 2007

*† 10.6	Amended and Restated Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of July 26, 2007

*† 10.7	Second Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of July 26, 2007

*† 10.8	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn, Gary D. Packer and William D. Schneider dated effective as of July 26, 2007

*† 10.9	Form of Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of July 26, 2007

*† 10.10	Form of Restricted Stock Agreement between Newfield and (a) each of David F. Schaible and John Marziotti dated as of August 1, 2007 and (b) Lee K. Boothby dated as of October 1, 2007

*10.11	Credit Agreement, dated as of June 22, 2007, among Newfield Exploration Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank (excludes signature pages and schedules and includes only select exhibits)

*31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.