Form 10-K/A
period 2006-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2008-01-15
CIK 912750

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

EXPLANATORY NOTE

We are filing this amendment to our annual report for the year ended December 31, 2006 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of March 1, 2007, the original filing date of our annual report for the year ended December 31, 2006.

Pursuant to the Rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

The changes made to the report include a revision to the “Drilling Activity” table on page 12 and the costs incurred for oil and gas property acquisitions, exploration and development listed in the table in our Supplementary Oil and Gas Disclosures — Unaudited on page 91. The changes reflect recategorization of development wells and activities that were previously categorized as exploratory wells and activities.

The following table reflects the changes made to the “Drilling Activities” table on page 12. Positive numbers indicate the number of wells added to a category and negative numbers indicate the number of wells removed from a category.

	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
China:
Productive	(14)	(1.7)	—	—	—	—
Nonproductive	—	—	—	—	—	—
United Kingdom:
Productive	(1)	(0.9)	—	—	—	—
Nonproductive	—	—	—	—	—	—

Total	(15)	(2.6)	—	—	—	—

Development wells:
China:
Productive	14	1.7	—	—	—	—
Nonproductive	—	—	—	—	—	—
United Kingdom:
Productive	1	0.9	—	—	—	—
Nonproductive	—	—	—	—	—	—

Total	15	2.6	—	—	—	—

i

The following table reflects the changes made to the table in our Supplementary Oil and Gas Disclosures — Unaudited on page 91. Positive numbers indicate amounts added to a category and negative numbers indicate amounts removed from a category.

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total
2006:
Property acquisitions:
Unproved	$—	$—	$—	$—	$—	$—
Proved	—	—	—	—	—	—
Exploration	(210)	(64)	—	(14)	—	(288)
Development	210	64	—	14	—	288

Total costs incurred	$—	$—	$—	$—	$—	$—

2005:
Property acquisitions:
Unproved	$—	$—	$—	$—	$—	$—
Proved	—	—	—	—	—	—
Exploration	(92)	—	—	—	—	(92)
Development	92	—	—	—	—	92

Total costs incurred	$—	$—	$—	$—	$—	$—

2004:
Property acquisitions:
Unproved	$—	$—	$—	$—	$—	$—
Proved	—	—	—	—	—	—
Exploration	(63)	—	—	—	—	(63)
Development	63	—	—	—	—	63

Total costs incurred	$—	$—	$—	$—	$—	$—

ii

iii

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

Drilling Activity

The following table sets forth our drilling activity for each year in the three-year period ended December 31, 2006.

	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
United States:
Productive(1)	420	290.5	390	296.3	211	151.8
Nonproductive(2)	36	21.1	32	23.3	22	13.9
United Kingdom:
Productive(3)	1	0.9	1	1.0	—	—
Nonproductive(4)	—	—	1	0.6	1	1.0
Malaysia:
Productive(5)	10	4.9	4	2.0	—	—
Nonproductive(6)	3	1.6	2	1.0	—	—
International Total:
Productive	11	5.8	5	3.0	—	—
Nonproductive	3	1.6	3	1.6	1	1.0

Exploratory Well Total	470	319.0	430	324.2	234	166.7

Development wells:
United States:
Productive	199	183.2	135	116.1	43	37.1
Nonproductive	3	2.7	1	1.0	1	1.0
China:
Productive	14	1.7	—	—	—	—
Nonproductive	—	—	—	—	—	—
United Kingdom:
Productive	1	0.9	—	—	—	—
Nonproductive	—	—	—	—	—	—
International Total:
Productive	15	2.6	—	—	—	—
Nonproductive	—	—	—	—	—	—

Development Well Total	217	188.5	136	117.1	44	38.1

(1)	Includes 62 gross (52.6 net), 27 gross (17.5 net) and 23 gross (14.1 net) wells in 2006, 2005 and 2004, respectively, that are not exploitation wells.

(2)	Includes 16 gross (10.8 net), 16 gross (10.0 net) and 17 gross (11.0 net) wells in 2006, 2005 and 2004, respectively, that are not exploitation wells.

(3)	The well in 2005 is not an exploitation well.

(4)	These wells are not exploitation wells.

(5)	Includes 2 gross (0.9 net) and 1 gross (0.5 net) wells in 2006 and 2005, respectively, that are not exploitation wells.

(6)	Includes 2 gross (1.1 net) and 2 gross (1.0 net) wells in 2006 and 2005, respectively, that are not exploitation wells.

We were in the process of drilling 25 gross (20.4 net) exploratory wells (includes 22 gross (18.3 net) exploitation wells) and five gross (3.9 net) development wells in the United States, two gross (0.2 net) development wells in China, one gross (0.5 net) development well in Malaysia and one gross (0.9 net) development well in the United Kingdom at December 31, 2006.

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

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED

Costs incurred for oil and gas property acquisitions, exploration and development for each of the years in the three-year period ended December 31, 2006 are as follows:

	United	United			Other
	States	Kingdom	Malaysia	China	International	Total
			(In millions)

2006:
Property acquisitions:
Unproved	$62	$3	$8	$—	$—	$73
Proved	8	—	7	—	—	15
Exploration(1)	1,174	27	48	2	1	1,252
Development(2)	377	121	46	22	—	566

Total costs incurred(3)	$1,621	$151	$109	$24	$1	$1,906

2005:
Property acquisitions:
Unproved	$56	$3	$15	$1	$1	$76
Proved	26	—	—	—	—	26
Exploration(1)	713	27	23	2	2	767
Development(2)	281	5	3	5	—	294

Total costs incurred(3)	$1,076	$35	$41	$8	$3	$1,163

2004:
Property acquisitions:(4)
Unproved	$422	$7	$7	$1	$1	$438
Proved	560	—	44	—	—	604
Exploration(1)	555	25	9	1	4	594
Development(2)	206	—	3	—	—	209

Total costs incurred(3)(4)	$1,743	$32	$63	$2	$5	$1,845

(1)	Includes $363 million, $277 million and $151 million of United States costs for non-exploitation activities for 2006, 2005 and 2004, respectively; $7 million, $26 million and $25 million of United Kingdom costs for non-exploitation activities for 2006, 2005 and 2004, respectively; $22 million, $17 million and $9 million of Malaysia costs for non-exploitation activities for 2006, 2005 and 2004, respectively; $1 million, $1 million and $1 million of China costs for non-exploitation activities for 2006, 2005 and 2004, respectively; and $1 million, $2 million and $4 million of Other International costs for non-exploitation activities for 2006, 2005 and 2004, respectively.

(2)	Includes $16 million, $44 million and $48 million for 2006, 2005 and 2004, respectively, of asset retirement costs recorded in accordance with SFAS No. 143.

(3)	Totals for each year exclude the following:

	2006	2005	2004
		(In millions)

Property sales proceeds	$23	$10	$17
Foreign currency translation adjustment	(19)	6	(2)
Ceiling test writedown — international	6	10	17
Insurance settlement proceeds — domestic	48	—	—

	$58	$26	$32

(4)	Includes $344 million and $375 million recorded as unproved and proved property acquisition costs, respectively, related to the August 2004 acquisition of Inland Resources. These amounts represent the recorded fair value of the oil and gas assets. The cash consideration paid in the acquisition was approximately $575 million.

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

Exhibits

Exhibit
Number			Title

3.1		—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
3	.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))
3	.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))
3	.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))
3.2		—	Restated Bylaws of Newfield (as amended by Amendment No. 1 thereto adopted January 31, 2000 and Amendment No. 2 thereto adopted July 28, 2005) (incorporated by reference to Exhibit 3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12534))
4.1		—	Rights Agreement, dated as of February 12, 1999, between Newfield and ChaseMellon Shareholder Services L.L.C., as Rights Agent, specifying the terms of the Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share, of Newfield (incorporated by reference to Exhibit 1 to Newfield’s Registration Statement on Form 8-A filed with the SEC on February 18, 1999 (File No. 1-12534))
4.2		—	Indenture dated as of October 15, 1997 among Newfield, as issuer, and Wachovia Bank, National Association (formerly First Union National Bank), as trustee (incorporated by reference to Exhibit 4.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-39563))
4.3		—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))
4.4		—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))

Exhibit
Number			Title

4	.4.1	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))
4	.4.2	—	Third Supplemental Indenture, dated as of April 3, 2006, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4.3 of Newfield’s Current Report on Form 8-K filed with the SEC on April 3, 2006 (File No. 1-12534))
†10	.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))
†10	.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3.3	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf and Mark J. Spicer dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.4	—	Amended and Restated Newfield Exploration Company 2004 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on March 1, 2007 (File No. 1-12534))

Exhibit
Number			Title

†10	.4.1	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))
†10	.4.2	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.4.3	—	Form of TSR 2007 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer and James T. Zernell dated as of February 14, 2007 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.4.4	—	Form of 2007 Restricted Unit Agreement between Newfield and each of David A. Trice, David F. Schaible, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.5	—	Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.18 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
†10	.5.1	—	First Amendment to Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan
†10	.6	—	Newfield Employee 1993 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Newfield’s Registration Statement on Form S-1 (Registration No. 33-69540))
†10	.6.1	—	Amendment to Newfield Employee 1993 Incentive Compensation Plan (effective as of February 14, 2002) (incorporated by reference to Exhibit 10.9.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.7	—	Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to Newfield’s Annual Report on Form 10-K for the year ended December 1, 2004 (File No. 1-12534))
†10	.8	—	Newfield Exploration Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
†10	.9	—	Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to Newfield’s Annual Report on Form 10-K for the year ended December 1, 2004 (File No. 1-12534))
†10	.9.1	—	First Amendment to Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.10.1	—	Form of Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliot Pew and Terry W. Rathert dated effective as of February 17, 2005 (incorporated by reference to Exhibit 10.10 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))

Exhibit
Number			Title

†10	.10.2	—	Form of Change of Control Severance Agreement between Newfield and each of Lee K. Boothby, George T. Dunn, Gary D. Packer and William D. Schneider dated effective as of February 17, 2005 (incorporated by reference to Exhibit 10.11 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.10.3	—	Form of First Amendment to Change of Control Severance Agreement between Newfield and each executive officer who is a party to such an agreement (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.11	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-12534))
†10	.12	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Huffco China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
10.13		—	Credit Agreement, dated as of December 2, 2005, among Newfield Exploration Company, JP Morgan Chase Bank, N.A., as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on December 6, 2005 (File No. 1-12534))
21.1		—	List of Significant Subsidiaries (incorporated by reference to Exhibit 21.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12534))
**23	.1	—	Consent of PricewaterhouseCoopers LLP
**31	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished with our Annual Report on Form 10-K for the year ended December 31, 2006 as originally filed on March 1, 2007.

**	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of January, 2008.

NEWFIELD EXPLORATION COMPANY

By:	/s/ DAVID A. TRICE
David A. Trice
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number			Title

3.1		—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
3	.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))
3	.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))
3	.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))
3.2		—	Restated Bylaws of Newfield (as amended by Amendment No. 1 thereto adopted January 31, 2000 and Amendment No. 2 thereto adopted July 28, 2005) (incorporated by reference to Exhibit 3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12534))
4.1		—	Rights Agreement, dated as of February 12, 1999, between Newfield and ChaseMellon Shareholder Services L.L.C., as Rights Agent, specifying the terms of the Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share, of Newfield (incorporated by reference to Exhibit 1 to Newfield’s Registration Statement on Form 8-A filed with the SEC on February 18, 1999 (File No. 1-12534))
4.2		—	Indenture dated as of October 15, 1997 among Newfield, as issuer, and Wachovia Bank, National Association (formerly First Union National Bank), as trustee (incorporated by reference to Exhibit 4.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-39563))
4.3		—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))
4.4		—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))
4	.4.1	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))
4	.4.2	—	Third Supplemental Indenture, dated as of April 3, 2006, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4.3 of Newfield’s Current Report on Form 8-K filed with the SEC on April 3, 2006 (File No. 1-12534))
†10	.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))
†10	.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))

Exhibit
Number			Title

†10	.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (as amended and restated effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3.3	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf and Mark J. Spicer dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.4	—	Amended and Restated Newfield Exploration Company 2004 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on March 1, 2007 (File No. 1-12534))
†10	.4.1	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))
†10	.4.2	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.4.3	—	Form of TSR 2007 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer and James T. Zernell dated as of February 14, 2007 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))

Exhibit
Number			Title

†10	.4.4	—	Form of 2007 Restricted Unit Agreement between Newfield and each of David A. Trice, David F. Schaible, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.5	—	Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.18 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
†10	.5.1	—	First Amendment to Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan
†10	.6	—	Newfield Employee 1993 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Newfield’s Registration Statement on Form S-1 (Registration No. 33-69540))
†10	.6.1	—	Amendment to Newfield Employee 1993 Incentive Compensation Plan (effective as of February 14, 2002) (incorporated by reference to Exhibit 10.9.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.7	—	Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to Newfield’s Annual Report on Form 10-K for the year ended December 1, 2004 (File No. 1-12534))
†10	.8	—	Newfield Exploration Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
†10	.9	—	Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.9 to Newfield’s Annual Report on Form 10-K for the year ended December 1, 2004 (File No. 1-12534))
†10	.9.1	—	First Amendment to Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.10.1	—	Form of Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible Elliot Pew and Terry W. Rathert dated effective as of February 17, 2005 (incorporated by reference to Exhibit 10.10 to Newfield’s Annual Report on Form 10-K for the year ended December 1, 2004 (File No. 1-12534))
†10	.10.2	—	Form of Change of Control Severance Agreement between Newfield and each of Lee K. Boothby, George T. Dunn, Gary D. Packer and William D. Schneider dated effective as of February 17, 2005 (incorporated by reference to Exhibit 10.11 to Newfield’s Annual Report on Form 10-K for the year ended December 1, 2004 (File No. 1-12534))
†10	.10.3	—	Form of First Amendment to Change of Control Severance Agreement between Newfield and each executive officer who is a party to such an agreement (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.11	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 1-12534))
†10	.12	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Huffco China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
10.13		—	Credit Agreement, dated as of December 2, 2005, among Newfield Exploration Company, JP Morgan Chase Bank, N.A., as Administrative Agent and a lender, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on December 6, 2005 (File No. 1-12534))

Exhibit
Number			Title

21.1		—	List of Significant Subsidiaries (incorporated by reference to Exhibit 21.1 to Newfield’s Annual Report on Form 10-K for the year ended December 1, 2005 (File No. 1-12534))
**23	.1	—	Consent of PricewaterhouseCoopers LLP
**31	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished with our Annual Report on Form 10-K for the year ended December 31, 2006 as origionally filed on March 1, 2007.

**	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.