Form 10-Q
period 2008-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2008-04-25
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
     As of April 23, 2008, there were 131,748,494 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$80	$250
Short-term investments	77	120
Accounts receivable	416	332
Inventories	73	82
Derivative assets	41	72
Deferred taxes	131	35
Other current assets	39	36

Total current assets	857	927

Oil and gas properties (full cost method, of which $1,362 at March 31, 2008 and $1,189 at December 31, 2007 were excluded from amortization)	10,307	9,791
Less—accumulated depreciation, depletion and amortization	(4,017)	(3,868)

	6,290	5,923

Furniture, fixtures and equipment, net	35	35
Derivative assets	24	17
Other assets	21	22
Goodwill	62	62

Total assets	$7,289	$6,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62	$52
Accrued liabilities	683	671
Advances from joint owners	70	44
Asset retirement obligation	6	6
Derivative liabilities	395	156

Total current liabilities	1,216	929

Other liabilities	34	18
Derivative liabilities	254	248
Long-term debt	1,052	1,050
Asset retirement obligation	59	56
Deferred taxes	1,137	1,104

Total long-term liabilities	2,536	2,476

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized at March 31, 2008 and December 31, 2007; 133,621,288 and 133,232,197 shares issued at March 31, 2008 and December 31, 2007, respectively)	1	1
Additional paid-in capital	1,298	1,278
Treasury stock (at cost; 1,898,917 and 1,896,286 shares at March 31, 2008 and December 31, 2007, respectively)	(32)	(32)
Accumulated other comprehensive income (loss):
Minimum pension liability	(3)	(3)
Retained earnings	2,273	2,337

Total stockholders’ equity	3,537	3,581

Total liabilities and stockholders’ equity	$7,289	$6,986

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Oil and gas revenues	$515	$440

Operating expenses:
Lease operating	59	111
Production and other taxes	51	17
Depreciation, depletion and amortization	157	180
General and administrative	32	39

Total operating expenses	299	347

Income from operations	216	93

Other income (expenses):
Interest expense	(19)	(23)
Capitalized interest	13	11
Commodity derivative expense	(321)	(158)
Other	3	1

	(324)	(169)

Loss from continuing operations before income taxes	(108)	(76)

Income tax provision (benefit):
Current	19	9
Deferred	(63)	(38)

	(44)	(29)

Loss from continuing operations	(64)	(47)
Loss from discontinued operations, net of tax	—	(49)

Net loss	$(64)	$(96)

Earnings (loss) per share:
Basic —
Loss from continuing operations	$(0.50)	$(0.37)
Loss from discontinued operations	—	(0.38)

Net loss	$(0.50)	$(0.75)

Diluted —
Loss from continuing operations	$(0.50)	$(0.37)
Loss from discontinued operations	—	(0.38)

Net loss	$(0.50)	$(0.75)

Weighted average number of shares outstanding for basic earnings (loss) per share	129	127

Weighted average number of shares outstanding for diluted earnings (loss) per share	129	127

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(64)	$(96)

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	49
Depreciation, depletion and amortization	157	180
Stock-based compensation	5	4
Commodity derivative expense	321	158
Cash (payments) receipts on derivative settlements	(40)	91
Deferred taxes	(63)	(38)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(91)	25
Decrease (increase) in inventories	5	(14)
Decrease (increase) in other current assets	(3)	22
Increase in commodity derivative assets	(8)	(1)
Increase (decrease) in accounts payable and accrued liabilities	13	(31)
Increase (decrease) in advances from joint owners	26	(30)
Increase in other liabilities	14	20

Net cash provided by continuing activities	272	339
Net cash used in discontinued activities	—	(4)

Net cash provided by operating activities	272	335

Cash flows from investing activities:
Additions to oil and gas properties	(501)	(502)
Proceeds from sale of oil and gas properties	2	1
Additions to furniture, fixtures and equipment	(2)	(5)
Purchases of short-term investments	(22)	—
Redemption of short-term investments	68	24

Net cash used in continuing activities	(455)	(482)
Net cash used in discontinued activities	—	(38)

Net cash used in investing activities	(455)	(520)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	64	453
Repayments of borrowings under credit arrangements	(64)	(326)
Payments to discontinued operations	—	(15)
Proceeds from issuances of common stock	9	3
Stock-based compensation excess tax benefit	4	1

Net cash provided by continuing activities	13	116
Net cash provided by discontinued activities	—	15

Net cash provided by financing activities	13	131

Decrease in cash and cash equivalents	(170)	(54)
Cash and cash equivalents, beginning of period	250	52
Cash and cash equivalents from discontinued operations, beginning of period	—	28

Cash and cash equivalents, end of period	$80	$26

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	133.2	$1	(1.9)	$(32)	$1,278	$2,337	$(3)	$3,581
Issuance of common and restricted stock	0.4				9			9
Stock-based compensation					7			7
Stock-based compensation excess tax benefit					4			4
Comprehensive income (loss):
Net loss						(64)		(64)

Total comprehensive income (loss)								(64)

Balance, March 31, 2008	133.6	$1	(1.9)	$(32)	$1,298	$2,273	$(3)	$3,537

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
     In September 2007, we entered into an agreement to sell all of our interests in the U.K. North Sea for $511 million in cash. As a result of this agreement, the historical results of operations and financial position of our U.K. North Sea operations are reflected in our financial statements as “discontinued operations.” This reclassification affects the presentation of our prior period financial statements. In October 2007, we closed and recorded a gain of $341 million. See Note 13, “Discontinued Operations.” Except where noted, discussions in these notes relate to our continuing operations only.
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
Investments
     Investments consist of auction rate securities classified as “available-for-sale.” Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity. Although our auction rate securities generally have contractual maturities of more than 25 years, the underlying interest rates on such securities are scheduled to reset every 7-28 days. Therefore, these auction rate securities are generally priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, we have classified our auction rate securities as short-term investments in the accompanying balance sheet. Realized gains or losses are computed based on specific identification of the securities sold. We realized interest income on our investment securities for the three months ended March 31, 2008 of $2 million.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign Currency
     The functional currency for all of our foreign operations is the U.S. dollar. Gains and losses incurred on currency transactions in other than a country’s functional currency are recorded under the caption “Other income (expense) — Other” on our consolidated statement of income.
Inventories
     Inventories primarily consist of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia and China is produced into floating production, storage and off-loading vessels and sold periodically as barge quantities are accumulated. The product inventory consisted of approximately 242,000 barrels and 480,000 barrels of crude oil valued at cost of $8 million and $17 million at March 31, 2008 and December 31, 2007, respectively. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.
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
     The changes to our ARO for the three months ended March 31, 2008 are set forth below (in millions):

Balance as of January 1, 2008	$62
Accretion expense	1
Additions	2

Balance at March 31, 2008	65
Current portion of ARO	(6)

Total long-term ARO at March 31, 2008	$59

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
     We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” on January 1, 2007. The adoption did not result in a material adjustment to our tax liability for unrecognized income tax benefits. During the first quarter of 2008, there was no change to our FIN 48 liability. If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of March 31, 2008, we had not accrued interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.
New Accounting Standards
     In March 2008, the FASB issued FASB Statement (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (SFAS No. 161). This Statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning January 1, 2009. We are currently evaluating the impact, if any, the standard will have on our consolidated financial statements.
2. Earnings Per Share:
     Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted average number of shares of common stock (other than unvested restricted stock and restricted stock units) outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options and unvested restricted shares and restricted stock units (using the treasury stock method). Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of unrecognized compensation expense related to unvested stock-based compensation grants and the amount of excess tax benefits that would be recorded when the award becomes deductible are assumed to be used to repurchase shares. See Note 11, “Stock-Based Compensation.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended
	March 31,
	2008	2007
	(In millions, except per
	share data)
Income (numerator):
Loss from continuing operations	$(64)	$(47)
Loss from discontinued operations, net of tax	—	(49)

Net loss — basic and diluted	$(64)	$(96)

Weighted average shares (denominator):
Weighted average shares — basic	129	127
Dilution effect of stock options and unvested restricted stock outstanding at end of period	—	—

Weighted average shares — diluted	129	127

Earnings per share:
Basic —
Loss from continuing operations	$(0.50)	$(0.37)
Loss from discontinued operations	—	(0.38)

Basic earnings (loss) per share	$(0.50)	$(0.75)

Diluted —
Loss from continuing operations	$(0.50)	$(0.37)
Loss from discontinued operations	—	(0.38)

Diluted earnings (loss) per share	$(0.50)	$(0.75)

The calculation of shares outstanding for diluted EPS for the three months periods ended March 31, 2008 and 2007 does not include the effect of 701,000 and 642,000 outstanding stock options and unvested restricted shares or restricted share units, respectively, because to do so would be antidilutive.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Oil and Gas Assets:
Oil and Gas Properties
     Oil and gas properties consisted of the following at:

	March 31,	December 31,
	2008	2007
	(In millions)
Subject to amortization	$8,945	$8,602
Not subject to amortization:
Exploration in progress	366	250
Development in progress	56	30
Capitalized interest	112	103
Fee mineral interests	23	23
Other capital costs:
Incurred in 2008	37	—
Incurred in 2007	340	342
Incurred in 2006	74	77
Incurred in 2005 and prior	354	364

Total not subject to amortization	1,362	1,189

Gross oil and gas properties	10,307	9,791
Accumulated depreciation, depletion and amortization	(4,017)	(3,868)

Net oil and gas properties	$6,290	$5,923

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease significantly or if we have substantial downward revisions in our estimated proved reserves. Application of the full cost accounting rules did not result in a ceiling test writedown at March 31, 2008.
Pro Forma Results — Rocky Mountain Asset Acquisition
     The unaudited pro forma results presented below for the three months ended March 31, 2007 have been prepared to give effect to our June 2007 Rocky Mountain asset acquisition on our results of operations as if it had been consummated at the beginning of the period. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

Three Months Ended
March 31, 2007
(In millions, except per share data)
Pro forma:
Revenue	$465
Income from operations	100
Net loss	(40)
Basic loss per share	$(0.32)
Diluted loss per share	$(0.32)
4. Debt:
     As of the indicated dates, our debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(In millions)
Senior unsecured debt:
Revolving credit facility:
Prime rate based loans	$—	$—
LIBOR based loans	—	—

Total revolving credit facility	—	—
Money market line of credit (1)	—	—

Total credit arrangements	—	—

7 5/8% Senior Notes due 2011	175	175
Fair value of interest rate swaps (2)	2	—

Total senior unsecured notes	177	175

Total senior unsecured debt	177	175
6 5/8% Senior Subordinated Notes due 2014	325	325
6 5/8% Senior Subordinated Notes due 2016	550	550

Total debt	$1,052	$1,050

(1)	Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

(2)	We have hedged $50 million principal amount of our $175 million 7 5/8% Senior Notes due 2011. The hedge provides for us to pay variable and receive fixed interest payments.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Arrangements
     In June 2007, we entered into a new revolving credit facility to replace our previous facility. The credit facility matures in June 2012 and provides for initial loan commitments of $1.25 billion from a syndicate of financial institutions, led by JPMorgan Chase Bank, as agent. The loan commitments may be increased to a maximum of $1.65 billion if the existing lenders increase their loan commitments or new financial institutions are added to the facility. Loans under the credit facility bear interest, at our option, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (87.5 basis points per annum at March 31, 2008). At March 31, 2008, we had no borrowings outstanding under our credit facility.
     Under our current credit facility and our previous credit facilities, we pay or paid commitment fees on available but undrawn amounts based on a grid of our debt rating (0.175% per annum at March 31, 2008). We incurred fees under these arrangements of approximately $0.5 million for the three months ended March 31, 2008 and 2007, respectively, which are recorded in interest expense on our consolidated statement of income.
     Our credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense and unrealized gains and losses on commodity derivatives) of at least 3.5 to 1.0. In addition, for as long as our debt rating is below investment grade, we must maintain a ratio of the calculated net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. For purposes of this ratio, total debt includes only 50% of the principal amount of our senior subordinated notes.
     As of March 31, 2008, we had $11 million of undrawn letters of credit outstanding under our credit facility. Letters of credit are subject to an issuance fee of 12.5 basis points and annual fees based on a grid of our debt rating (87.5 basis points at March 31, 2008).
     Subject to compliance with the restrictive covenants in our credit facility, we also have a total of $135 million of borrowing capacity under money market lines of credit with various financial institutions. At March 31, 2008, we had no borrowings outstanding under our money market lines.
5. Commitments and Contingencies:
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
     The following tables provide the geographic operating segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as results of operations of oil and gas producing activities required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” as of and for the three months ended March 31, 2008 and 2007 for our continuing operations. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United			Other
	States	Malaysia	China	International	Total
			(In millions)
Three Months Ended March 31, 2008:

Oil and gas revenues	$426	$75	$14	$—	$515

Operating expenses:
Lease operating	46	12	1	—	59
Production and other taxes	22	27	2	—	51
Depreciation, depletion and amortization	135	19	3	—	157
General and administrative	31	—	1	—	32
Allocated income taxes	73	7	2	—

Net income from oil and gas properties	$119	$10	$5	$—

Total operating expenses					299

Income from operations					216
Interest expense, net of interest income, capitalized interest and other					(3)
Commodity derivative expense					(321)

Loss before income taxes					$(108)

Total long-lived assets	$5,789	$398	$101	$2	$6,290

Additions to long-lived assets	$440	$47	$27	$—	$514

	United			Other
	States	Malaysia	China	International	Total
			(In millions)
Three Months Ended March 31, 2007:

Oil and gas revenues	$419	$12	$9	$—	$440

Operating expenses:
Lease operating	106	4	1	—	111
Production and other taxes	14	3	—	—	17
Depreciation, depletion and amortization	174	3	3	—	180
General and administrative	38	—	1	—	39
Allocated income taxes	31	1	2	—

Net income from oil and gas properties	$56	$1	$2	$—

Total operating expenses					347

Income from operations					93
Interest expense, net of interest income, capitalized interest and other					(11)
Commodity derivative expense					(158)

Loss from continuing operations before income taxes					$(76)

Total long-lived assets	$5,480	$204	$65	$—	$5,749

Additions to long-lived assets	$462	$25	$4	$—	$491

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
     All of our derivative contracts are carried at their fair value on our consolidated balance sheet under the captions “Derivative assets” and “Derivative liabilities.” Substantially all of our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, volatility and, in the case of collars and floors, the time value of options. The calculation of the fair value of collars and floors requires the use of an option-pricing model. See Note 14, “Fair Value Measurements.” We recognize all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our consolidated statement of income under the caption “Commodity derivative income (expense).” Settlements of derivative contracts are included in operating cash flows on our consolidated statement of cash flows.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At March 31, 2008, we had outstanding contracts with respect to our future production as set forth in the tables below.
Natural Gas

		NYMEX Contract Price Per MMBtu									Estimated
					Collars						Fair Value
		Swaps	Additional Put		Floors		Ceilings		Floors		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	Range	Average	(In millions)

April 2008 — June 2008 Price swap contracts	25,325	$7.96	—	—	—	—	—	—	—	—	$(50)
Collar contracts	5,715	—	—	—	$7.00 - $8.00	$7.64	$9.00 - $9.70	$9.34	—	—	(4)
Floor Contracts	5,460	—	—	—	—	—	—	—	$8.58 - $8.70	$8.64	—
July 2008 — September 2008 Price swap contracts	26,220	7.97	—	—	—	—	—	—	—	—	(60)
Collar contracts	5,760	—	—	—	7.00 - 8.00	7.64	9.00 - 9.70	9.34	—	—	(8)
Floor Contracts	5,520	—	—	—	—	—	—	—	8.58 - 8.70	8.64	1
October 2008 — December 2008 Price swap contracts	9,445	8.04	—	—	—	—	—	—	—	—	(22)
Collar contracts	14,745	—	—	—	7.00 - 8.00	7.95	9.00 - 11.16	10.13	—	—	(24)
Floor Contracts	1,860	—	—	—	—	—	—	—	8.58 - 8.70	8.64	1
3-Way collar contracts	5,490	—	$7.00 - $7.5	$7.22	8.00 - 9.00	8.67	11.72 - 15.50	13.23	—	—	(3)
January 2009 — March 2009 Price swap contracts	900	9.00	—	—	—	—	—	—	—	—	(2)
Collar contracts	19,350	—	—	—	8.00	8.00	9.67 - 11.16	10.25	—	—	(38)
3-Way collar contracts	8,100	—	7.00 - 7.50	7.22	8.00 - 9.00	8.67	11.72 - 15.50	13.23	—	—	(8)
April 2009 — June 2009 Price swap contracts	3,185	8.40	—	—	—	—	—	—	—	—	(2)
Collar contracts	3,185	—	—	—	8.00	8.00	8.97 - 10.15	9.79	—	—	(1)
July 2009 — September 2009 Price swap contracts	3,220	8.40	—	—	—	—	—	—	—	—	(2)
Collar contracts	3,220	—	—	—	8.00	8.00	8.97 - 10.15	9.79	—	—	(1)
October 2009 Price swap contracts	1,085	8.40	—	—	—	—	—	—	—	—	(1)
Collar contracts	1,085	—	—	—	8.00	8.00	8.97 - 10.15	9.79	—	—	(1)

											$(225)

Oil

		NYMEX Contract Price Per Bbl							Estimated
					Collars				Fair Value
		Swaps	Additional Put		Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	(In millions)

April 2008 — June 2008 3-Way collar contracts	819	—	$25.00 - $29.00	$26.56	$32.00 - $35.00	$33.00	$49.50 - $52.90	$50.29	$(41)
July 2008 — September 2008 3-Way collar contracts	828	—	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(40)
October 2008 — December 2008 3-Way collar contracts	828	—	25.00 - 29.00	26.56	32.00 - 35.00	33.00	49.50 - 52.90	50.29	(39)
January 2009 — December 2009 3-Way collar contract	3,285	—	25.00 - 30.00	27.00	32.00 - 36.00	33.33	50.00 - 54.55	50.62	(144)
January 2010 — December 2010 (1) Price swap contracts .	360	$93.40							—
3-Way collar contracts	3,285	—	25.00 - 32.00	29.00	32.00 - 38.00	35.22	50.00 - 53.50	51.59	(133)

									$(397)

(1)	In February 2008, we paid $15 million and reset hedges on 360 MBbls of our oil contracts for January 2010 through December 2010. We unwound three-way collar contracts that had weighted average prices of $32.00 and $50.88 per barrel for the floor and ceiling prices, respectively, and an additional put with a weighted average price of $25.00 per barrel. In conjunction with this unwind, we entered into new swap contracts for the same notional volume at a weighted average swap price of $93.40 per barrel.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basis Contracts
At March 31, 2008, we had natural gas basis hedges as set forth in the table below.

					Estimated
	Onshore Gulf Coast		Rocky Mountains		Fair Value
		Weighted		Weighted	Asset
	Volume in	Average	Volume in	Average	(Liability)
	MMBtus	Differential	MMBtus	Differential	(In millions)

April 2008 — June 2008	—	—	1,200	($1.62)	$—
July 2008 — September 2008	4,880	($0.28)	1,200	(1.62)	7
October 2008 — December 2008	7,360	(0.28)	1,200	(1.62)	11
January 2009 — December 2009	—	—	5,520	(1.05)	6
January 2010 — December 2010	—	—	5,520	(0.99)	7
January 2011 — December 2011	—	—	5,280	(0.95)	3
January 2012 — December 2012	—	—	4,920	(0.91)	2

					$36

8. Accounts Receivable:
     As of the indicated dates, our accounts receivable consisted of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

Revenue	$210	$142
Joint interest	195	175
Other	11	15

Total accounts receivable	$416	$332

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Accrued Liabilities:
     As of the indicated dates, our accrued liabilities consisted of the following:

	March 31,	December 31,
	2008	2007
	(In millions)

Revenue payable	$110	$95
Accrued capital costs	359	361
Accrued lease operating expenses	35	38
Employee incentive expense	48	80
Accrued interest on notes	20	19
Taxes payable	49	31
Other	62	47

Total accrued liabilities	$683	$671

10. Comprehensive Income:
     For the periods indicated, our comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net loss	$(64)	$(96)
Foreign currency translation adjustment, net of tax of ($0)	—	1
Reclassification adjustments for settled hedging positions, net of tax of $0	—	(1)
Changes in fair value of outstanding hedging positions, net of tax of ($1)	—	2

Total comprehensive loss	$(64)	$(94)

11. Stock-Based Compensation:
     On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” to account for stock-based compensation. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and a lattice-based model for our performance and market-based restricted shares and restricted share units.
     Historically, we have used, and we anticipate continuing to use, unissued shares of stock when stock options are exercised. At March 31, 2008, we had approximately 1.7 million additional shares available for issuance pursuant to our existing employee and director plans. Of these shares, 1.2 million could be granted as restricted shares. Grants of restricted shares under our 2004 Omnibus Stock Plan reduce the total number of shares available under that plan by two times the number of restricted shares issued. Of the 1.2 million shares that can be granted as restricted shares, 0.4 million of such shares can be issued under our 2004 Omnibus Stock Plan.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three months ended March 31, 2008, we recorded stock-based compensation expense of $7 million (pre-tax) for all plans. Of that amount, $2 million was capitalized in oil and gas properties. For the same period, we reported $4 million of excess tax benefits from stock-based compensation as cash provided by financing activities on our statement of cash flows. For the three months ended March 31, 2007, we recorded stock-based compensation expense of $7 million (pre-tax) for all plans. Of that amount, $2 million was capitalized in oil and gas properties. For the same period, we reported $1 million of excess tax benefits from stock-based compensation as cash provided by financing activities on our statement of cash flows.
     As of March 31, 2008, we had approximately $88 million of total unrecognized compensation expense related to unvested stock-based compensation awards. This compensation expense is expected to be recognized on a straight-line basis over the remaining vesting period of approximately five years.
     Stock Options. We have granted stock options under several plans. Options generally expire ten years from the date of grant and become exercisable at the rate of 20% per year. The exercise price of options cannot be less than the fair market value per share of our common stock on the date of grant.
     The following table provides information about stock option activity for the three months ended March 31, 2008:

		Weighted	Weighted	Weighted
	Number of	Average	Average	Average
	Shares	Exercise	Grant Date	Remaining	Aggregate
	Underlying	Price	Fair Value	Contractual	Intrinsic
	Options	per Share	per Share	Life	Value(1)
	(In millions)			(In years)	(In millions)
Outstanding at December 31, 2007	3.8	$24.21	$10.95	5.6	$108

Granted	0.7	48.45	16.29	—	—
Exercised	(0.4)	23.03	10.38	—	12
Forfeited	(0.1)	34.42	14.31	—

Outstanding at March 31, 2008	4.0	$28.14	$11.86	6.1	$98

Exercisable at March 31, 2008	2.4	$21.83	$9.83	4.8	$73

(1)	The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of grant, exercise or forfeiture, as applicable, exceeds the exercise price of the option.
     The fair value of each stock option granted is estimated as of the date of grant using the Black-Scholes option valuation method, assuming no dividends, a risk-free weighted-average interest rate of 2.83%, an expected life of 5.2 years and weighted-average volatility of 31.7%.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

Options Outstanding				Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Shares	Average	Average	Shares	Average
Range of	Underlying	Remaining	Exercise Price	Underlying	Exercise Price
Exercise Prices	Options	Contractual Life	per Share	Options	per Share
	(In thousands)	(In years)		(In thousands)
$ 7.97 to $10.00	10	0.4	$7.97	10	$7.97
10.01 to 12.50	—	1.7	12.22	—	12.22
12.51 to 15.00	240	1.8	14.62	240	14.62
15.01 to 17.50	721	4.3	16.64	720	16.64
17.51 to 22.50	507	4.0	19.01	454	18.96
22.51 to 27.50	601	5.9	24.77	398	24.62
27.51 to 35.00	1,088	6.8	31.16	513	31.33
35.01 to 41.72	211	7.1	37.98	59	37.45
41.73 to 48.45	642	9.9	48.45	—	—

	4,020	6.1	$28.14	2,394	$21.83

     On March 31, 2008, the last reported sales price of our common stock on the New York Stock Exchange was $52.85 per share.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Restricted Shares. At March 31, 2008, our employees held 1.6 million restricted shares or restricted share units that primarily vest over the service period of four to five years. The vesting of these shares and units is dependant upon the employee’s continued service with our company.
     In addition, at March 31, 2008, our employees held 1.6 million restricted shares subject to performance-based vesting criteria (substantially all of which are considered market-based restricted shares under SFAS No. 123(R)).
     Under our non-employee director restricted stock plan as in effect on March 31, 2008, immediately after each annual meeting of our stockholders, each of our non-employee directors then in office receives a number of restricted shares determined by dividing $100,000 by the fair market value of one share of our common stock on the date of the annual meeting. In addition, new non-employee directors elected other than at an annual meeting receive a number of restricted shares determined by dividing $100,000 by the fair market value of one share of our common stock on the date of their election. The forfeiture restrictions lapse on the day before the first annual meeting of stockholders following the date of issuance of the shares if the holder remains a director until that time. At March 31, 2008, 85,592 shares remained available for grants under the plan.
     The following table provides information about restricted share and restricted share unit activity for the three months ended March 31, 2008:

				Weighted
				Average
		Performance/		Grant Date
	Service-Based	Market-Based		Fair Value
	Shares	Shares	Total Shares	Per Share
	(In thousands, except per share data)

Non-vested shares outstanding at December 31, 2007	1,161	1,614	2,775	$29.77

Granted	424	—	424	48.94
Forfeited	(23)	(36)	(59)	32.19
Vested	(10)	(1)	(11)	28.25

Non-vested shares outstanding at March 31, 2008	1,552	1,577	3,129	$32.32

     The total fair value of restricted shares vested during the three months ended March 31, 2008 was $301 thousand.
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
     During the first quarter of 2008, options to purchase 27,720 shares of our common stock at a weighted average fair value of $12.93 per share were issued under the plan. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 3.49%, an expected life of six months and weighted-average volatility of 31.9%. At March 31, 2008, 602,185 shares of our common stock remained available for issuance under this plan.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes:
     The provision (benefit) for income taxes for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Amount computed using the statutory rate	$(38)	$(27)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	2	1
Net effect of different tax rates in non-U.S. jurisdictions	—	(1)
Tax credits and other	(8)	(2)

Total provision (benefit) for income taxes	$(44)	$(29)

     As of March 31, 2008, we had NOL carryforwards for international income tax purposes of approximately $17 million that may be used in future years to offset taxable income. We currently estimate that we will not be able to utilize these international NOLs, therefore a valuation allowance was established for them. Utilization of NOL carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdictions within the carryforward period. Estimates of future taxable income can be significantly affected by changes in natural gas and oil prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.
13. Discontinued Operations:
     In September 2007, we entered into an agreement to sell all of our interests in the U.K. North Sea for $511 million in cash. As a result of this agreement, the historical results of operations and financial position of our U.K. North Sea operations are reflected in our financial statements as “discontinued operations.” In October 2007, we closed the sale and recorded a gain of $341 million.
     The summarized financial results of the discontinued operations are as follows:

Three Months Ended
March 31, 2007
(In millions)
Revenues	$—
Operating expenses (1)	(49)

Loss from discontinued operations, net of tax	$(49)

(1)	Includes a ceiling test writedown of $47 million.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Fair Value Measurements:
     We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity price collars and floors, as well as investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.
     As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of March 31, 2008:

	Fair Value Measurements Using
	Quoted
	Prices in
	Active
	Markets for	Significant
	Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)
Assets (Liabilities):
Investments(1)	$5	$5	$77	$87
Oil and gas derivative swap contracts	—	(139)	36	(103)
Oil and gas derivative option contracts	—	—	(483)	(483)
Interest rate swaps	—	2	—	2

Total	$5	$(132)	$(370)	$(497)

(1)	Level 1 and level 2 investments are included under the caption “Other assets” on our consolidated balance sheet.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the impact of our nonperformance risk on our liabilities but also the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).
     Our short-term investments as of March 31, 2008 consisted of $77 million of auction rate securities. All such securities are AAA rated and guaranteed by the United States government. During the first quarter of 2008, we experienced difficulty selling these securities due to the failure of the auction mechanism that provides liquidity to these securities because the parties wishing to sell securities could not do so. As a result, the interest rate on these securities has increased from 1.1% to 5.5%. We will attempt to sell these securities every 7-28 days until the auction succeeds, the issuer calls the securities or the securities mature. Accordingly, there may be no effective mechanism for selling these securities, and the securities we own may become long-term investments. At this time, we do not believe our auction rate securities are impaired.
     The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy (in millions):

	Short-Term
	Investments	Derivatives	Total
Balance as of January 1, 2008	$120	$(341)	$(221)
Total gains or losses (realized or unrealized):
Included in earnings	—	(161)	(161)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements (1)	(43)	55	12
Transfers in and out of level 3	—	—	—

Balance as of March 31, 2008	$77	$(447)	$(370)

Change in unrealized gains (losses) relating to investments still held as of March 31, 2008	$—	$(146)	$(146)

(1)	Derivative settlements includes the $15 million we paid to unwind a portion of our oil contracts for 2010.

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
     Accounting for Hedging Activities. Beginning October 1, 2005, we elected not to designate any future price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. As of March 31, 2008, we had a net derivative liability of $586 million, of which 76% was measured based upon our valuation model and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments. Please see Note 7, “Commodity Derivative Instruments and Hedging Activities,” and Note 14, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.
     Other factors. Please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions.

Results of Operations
     Significant Transactions. We completed several significant transactions during 2007 that affect the comparability of our results of operations and cash flows from period to period.
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

•
In October 2007, we sold all of our interests in the U.K. North Sea for $511 million in cash. The historical results of operations of our U.K. North Sea operations are reflected in our financial statements as “discontinued operations.” Except where noted, discussions in this report relate to continuing operations only.

     Revenues. All of our revenues are derived from the sale of our oil and gas production. The effects of the settlement of hedges designated for hedge accounting are included in revenues, but those not so designated have no effect on our reported revenues. None of our outstanding hedges are designated for hedge accounting. Please see Note 7, “Commodity Derivative Instruments,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.
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
     Revenues of $0.5 billion for the first quarter of 2008 were 17% higher than the comparable period of 2007 due to higher oil and gas average realized prices and higher oil production offset by lower gas production.

	Three Months Ended		Percentage
	March 31,		Increase
	2008	2007	(Decrease)
Production (1):
United States:
Natural gas (Bcf)	40.4	51.8	(22)%
Oil and condensate (MBbls)	1,422	1,740	(18)%
Total (Bcfe)	48.9	62.3	(21)%
International:
Natural gas (Bcf)	—	—	—
Oil and condensate (MBbls)	1,037	404	157%
Total (Bcfe)	6.2	2.4	157%
Total:
Natural gas (Bcf)	40.4	51.8	(22)%
Oil and condensate (MBbls)	2,459	2,144	15%
Total (Bcfe)	55.1	64.7	(15)%

Average Realized Prices (2):
United States:
Natural gas (per Mcf)	$7.54	$6.37	18%
Oil and condensate (per Bbl)	85.04	49.62	71%
Natural gas equivalent (per Mcfe)	8.70	6.69	30%
International:
Natural gas (per Mcf)	$—	$—	—
Oil and condensate (per Bbl)	85.38	51.86	65%
Natural gas equivalent (per Mcfe)	14.23	8.64	65%
Total:
Natural gas (per Mcf)	$7.54	$6.37	18%
Oil and condensate (per Bbl)	85.18	50.04	70%
Natural gas equivalent (per Mcfe)	9.32	6.76	38%

(1)	Represents volumes lifted and sold regardless of when produced.

(2)
Average realized prices only include the effects of hedging contracts that are designated for hedge accounting. Had we included the effects of contracts not so designated, our average realized price for total gas would have been $7.89 and $8.18 per Mcf for the first quarter of 2008 and 2007, respectively. Our total oil and condensate average realized price would have been $63.28 (includes a negative impact of $5.92 per Bbl due to a $15 million payment made in February 2008 to reset a portion of our 2010 oil three-way contracts) and $47.49 per Bbl for the first quarter of 2008 and 2007, respectively. Without the effects of any hedging contracts, our average realized price for the first quarter of 2007 would have been $51.18 per Bbl for oil.

     Domestic Production. Our first quarter of 2008 domestic gas and oil production (stated on a natural gas equivalent basis) decreased 21% over the comparable period of 2007. Our first quarter of 2008 natural gas production decreased 22% and our oil and condensate production decreased 18% as a result of the sale of our shallow water Gulf of Mexico assets in August 2007. This decrease was partially offset by an increase in production in the Mid-Continent as a result of successful drilling efforts and in the Rocky Mountains as a result of our acquisition there in June 2007.
     International Production. Our first quarter of 2008 international oil and gas production (stated on a natural gas equivalent basis) increased 157% over the comparable period of 2007 primarily due to the timing of liftings in Malaysia.

     Operating Expenses. We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis. However, because of the several significant transactions we completed in 2007 (see above), period to period comparisons are difficult. For example, offshore Gulf of Mexico properties typically have significantly higher lease operating costs relative to onshore properties and offshore production is not subject to production taxes but onshore production is subject to production taxes.
     The following table presents information about our operating expenses for the first quarter of 2008 and 2007.

	Unit-of-Production			Amount
	Three Months Ended		Percentage	Three Months Ended		Percentage
	March 31,		Increase	March 31,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Per Mcfe)			(In millions)
United States:
Lease operating	$0.95	$1.70	(44)%	$47	$106	(56)%
Production and other taxes	0.44	0.23	91%	22	15	51%
Depreciation, depletion and amortization	2.78	2.79	—	136	174	(22)%
General and administrative	0.63	0.61	3%	31	38	(19)%

Total operating expenses	$4.80	$5.34	(10)%	$236	$333	(29)%
International:
Lease operating	$2.01	$1.97	2%	$12	$5	161%
Production and other taxes	4.71	1.26	274%	29	2	861%
Depreciation, depletion and amortization	3.43	2.43	41%	21	6	263%
General and administrative	0.13	0.33	(61)%	1	1	—

Total operating expenses	$10.28	$5.99	72%	$63	$14	340%
Total:
Lease operating	$1.07	$1.71	(37)%	$59	$111	(47)%
Production and other taxes	0.93	0.27	244%	51	17	192%
Depreciation, depletion and amortization	2.85	2.78	3%	157	180	(12)%
General and administrative	0.57	0.60	(5)%	32	39	(19)%

Total operating expenses	$5.42	$5.36	1%	$299	$347	(14)%
     Domestic Operations. Our domestic operating expenses for the first quarter of 2008, stated on an Mcfe basis, decreased 10% over the same period of 2007. The period to period change was primarily related to the following items:
•	Lease operating expense (LOE) decreased due to the sale of all of our producing properties in the shallow water Gulf of Mexico in August 2007, which properties have relatively high LOE per Mcfe. In addition, our first quarter of 2007 LOE was adversely impacted by repair expenditures of $36 million ($0.58 per Mcfe) related to Hurricanes Katrina and Rita in 2005. Without the impact of the repair expenditures related to these storms, our first quarter of 2007 LOE would have been $1.12 per Mcfe.

•	Production and other taxes increased $0.21 per Mcfe because of an increase in the proportion of our production subject to taxes as a result of increased production from our Mid-Continent and Rocky Mountain operations, the sale of our Gulf of Mexico properties and increased commodity prices.

•	Our depreciation, depletion and amortization (DD&A) rate per Mcfe remained relatively flat period over period. The slight increase in our depletion rate (less than 1%) was offset by a significant decrease in our accretion rate (65%) due to the significant reduction in our asset retirement obligation resulting from the sale of our Gulf of Mexico properties in August 2007. Actual DD&A expense decreased 22% period over period primarily because of the sale of the Gulf of Mexico properties.

•	General and administrative (G&A) expense increased 3% per Mcfe while total G&A expense decreased 19% over the comparable period of 2007. The decrease in total G&A expense was primarily due to recording a litigation settlement reserve associated with a statewide royalty owner class action lawsuit in Oklahoma in the first quarter of 2007. During the first quarter of 2008, we capitalized $11 million of direct internal costs as compared to $9 million in 2007.

     International Operations. Our international operating expenses for the first quarter of 2008, stated on an Mcfe basis, increased 72% over the same period of 2007. The period to period change was primarily related to the following items:
•	Total LOE increased due to increased liftings and higher operating costs in Malaysia.

•	Production and other taxes increased significantly due to an increase in the tax rate per unit for our oil in Malaysia as a result of substantially higher oil prices.

•	The DD&A rate increased as a result of higher costs for drilling goods and services in Malaysia and China.

•	G&A expense decreased $0.20 per Mcfe primarily due to increased liftings of production in Malaysia.
     Interest Expense. The decrease in interest expense for the first quarter of 2008 resulted primarily from lower average debt levels outstanding under our credit arrangements and the redemption of $125 million principal amount of our 7.45% Senior Notes in October 2007.
     Taxes. The effective tax rates for the first quarter of 2008 and 2007 were 40.4% and 37.6%, respectively. Our effective tax rates are greater than our federal statutory tax rate due to state income taxes associated with income from various states in which we have operations. The increase in the first quarter of 2008 effective tax rate over the first quarter of 2007 effective tax rate is primarily due to the sale of our Gulf of Mexico properties in August 2007, which significantly increased the portion of our consolidated income subject to state income taxes. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing and amount of future production and future operating expenses and capital costs.

Liquidity and Capital Resources
     We must find new and develop existing reserves to maintain and grow production and cash flow. We accomplish this through successful drilling programs and the acquisition of properties. These activities require substantial capital expenditures. We establish a capital budget at the beginning of each calendar year. Our revised 2008 capital budget exceeds expected cash flow from operations and cash and short-term investments on hand by approximately $350 million. We have adequate capacity under our credit arrangements to fund the shortfall. In the past, we often have increased our capital budget during the year as a result of acquisitions or successful drilling. To the extent that we further increase our capital budget during 2008, we anticipate funding these amounts with borrowings under our credit arrangements.
     Our $77 million of short-term investments as of March 31, 2008 consisted entirely of auction rate securities that are classified as a Level 3 fair value measurement. All such securities are AAA rated and guaranteed by the United States government. Beginning in February 2008, we experienced difficulty selling additional securities due to the failure of the auction mechanism that provides liquidity to these securities. As a result, the interest rate on these securities has increased from 1.1% to 5.5%. We will attempt to sell these securities every 7-28 days until the auction succeeds, the issuer calls the securities or the securities mature. However, there may be no effective mechanism for selling these securities, and the securities we own may become long-term investments. Currently, we do not believe such securities are impaired or that the failure of the auction mechanism will have a material impact on our liquidity given the amount of our available borrowing capacity under our credit arrangements.
     Credit Arrangements. In June 2007, we entered into a new revolving credit facility that matures in June 2012 and provides for initial loan commitments of $1.25 billion from a syndicate of financial institutions, led by JPMorgan Chase Bank, as agent. The loan commitments may be increased to a maximum of $1.65 billion if the existing lenders increase their loan commitments or new financial institutions are added to the facility. Subject to compliance with covenants in our credit facility that restrict our ability to incur additional debt, we also have a total of $135 million borrowing capacity under money market lines of credit with various financial institutions. For a more detailed description of the terms of our credit arrangements, please see Note 4, “Debt,” to our consolidated financial statements appearing earlier in this report.
     At April 23, 2008, we had outstanding borrowings of $47 million under our money market lines of credit and we had approximately $1.3 billion of available borrowing capacity under our credit arrangements.
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
     At March 31, 2008, we had a working capital deficit of $359 million compared to a deficit of $2 million at December 31, 2007. The $359 million deficit at March 31, 2008 is primarily due to our short-term derivative liability increasing to $354 million at March 31, 2008 from $84 million at December 31, 2007 as a result of higher oil and gas prices. In addition, our cash and short-term investments decreased $213 million during the first quarter of 2008 as we continued to fund of our capital program. The working capital deficit at March 31, 2008 was slightly offset by an increase in accounts receivable of $84 million primarily resulting from higher oil and gas prices and increased production.
     Cash Flows from Operations. Cash flows from operations (both continuing and discontinued) are primarily affected by production and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital.
     We also have experienced fluctuations in operating cash flows as a result of volatile oil and natural gas commodity markets and higher operating costs for all of our operations. We sell substantially all of our natural gas and oil production under floating market contracts. However, we generally hedge a substantial, but varying, portion of our anticipated future oil and natural gas production for the next 12-24 months. See “Oil and Gas Hedging” below. We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations is impacted by changes in working capital and is not affected by DD&A, writedowns or other non-cash charges or credits.

     Our net cash flow from operations was $272 million for the first quarter of 2008, a decrease of 19% compared to net cash flow from operations of $335 million for the same period in 2007. Although our first quarter of 2008 production volumes were impacted by our 2007 property sales, this impact was somewhat offset by higher commodity prices, increased production from our Mid-Continent and Rocky Mountain divisions, increased liftings in Malaysia and lower lease operating and interest expense. In addition, our working capital requirements during the first quarter of 2008 increased compared to the same period in 2007 as a result of the timing of receivable collections from purchasers, the timing of payments made by us to vendors and other operators, and the timing and amount of advances received from our joint operators.
     Cash Flows from Investing Activities. Net cash used in investing activities (both continuing and discontinued) for the first quarter of 2008 was $455 million compared to $520 million for the same period in 2007.
     During the first quarter of 2008, we:
•	spent $501 million on capital expenditures;

•	purchased investments of $22 million and redeemed investments of $68 million.
     During the first quarter of 2007, we:
•	spent $502 million on capital expenditures.
     Capital Expenditures. Our capital spending for the first quarter of 2008 was $513 million, a 7% increase from first quarter 2007 capital spending of $479 million. These amounts exclude recorded asset retirement costs of $1 million in 2008 and $12 million in 2007. Of the $513 million spent in 2008, we invested $318 million in domestic exploitation and development, $92 million in domestic exploration (exclusive of exploitation and leasehold activity), $28 million in domestic leasehold activity and $75 million internationally. Of the $479 million spent in the first quarter of 2007, we invested $401 million in domestic exploitation and development, $35 million in domestic exploration (exclusive of exploitation and leasehold activity), $14 million in domestic leasehold activity and $29 million internationally.
     We increased our 2008 capital budget to $2 billion from an initial budget of $1.6 billion. The budget excludes $115 million of capitalized interest and overhead. The increase reflects our recent agreement to acquire $227 million of properties in South Texas and subsequent development drilling activities, bidding success at the most recent Gulf of Mexico lease sale, development capital for our recent Anduin and Gladden deepwater Gulf of Mexico discoveries, an additional drilling rig in the Woodford Shale Play and an additional rig in the Monument Butte field.
     Approximately 35% of the $2 billion is allocated to the Mid-Continent, 15% to the Rocky Mountains, 40% to the Gulf Coast and 10% to international projects. Since our 2008 capital budget currently exceeds forecasted net cash flow from operations, we plan to make up the shortfall with cash and short-term investments on hand and borrowings under our credit arrangements. Actual levels of capital expenditures may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services. We continue to pursue attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable. Depending on the timing of an acquisition we may spend additional capital during the year of the acquisition for drilling and development activities on the acquired properties.
     Cash Flows from Financing Activities. Net cash flow provided by financing activities (both continuing and discontinued) for the first quarter of 2008 was $13 million compared to $131 million of net cash flow provided by financing activities for the same period in 2007.
During the first quarter of 2008, we:
•	borrowed and repaid $64 million under our credit arrangements;

•	received proceeds of $9 million from the issuance of shares of our common stock upon the exercise of stock options; and

•	received a $4 million tax benefit from the exercise of stock options.
During the first quarter of 2007, we:
•	borrowed $453 million and repaid $326 million under our credit arrangements;

•	received proceeds of $3 million from the issuance of shares of our common stock upon the exercise of stock options; and

•	received a $1 million tax benefit from the exercise of stock options.

Contractual Obligations
     The table below summarizes our significant contractual obligations by maturity as of March 31, 2008.

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In millions)
Debt:
7 5/8% Senior Notes due 2011	$175	$—	$175	$—	$—
6 5/8% Senior Subordinated Notes due 2014	325	—	—	—	325
6 5/8% Senior Subordinated Notes due 2016	550	—	—	—	550

Total debt	1,050	—	175	—	875

Other obligations:
Interest payments	489	71	143	116	159
Net derivative liabilities (assets)	586	354	236	(4)	—
Asset retirement obligations	65	6	4	9	46
Operating leases	225	116	69	14	26
Deferred acquisition payments	9	3	4	2	—
Oil and gas activities (1)	20	—	—	—	—

Total other obligations	1,394	550	456	137	231

Total contractual obligations	$2,444	$550	$631	$137	$1,106

(1)	As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work related commitments for, among other things, drilling wells, obtaining and processing seismic data and fulfilling other cash commitments. At March 31, 2008, these work related commitments totaled $20 million and were comprised of $17 million in the United States and $3 million internationally. These amounts are not included by maturity because their timing cannot be accurately predicted.
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
     While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. Historically, a majority of our hedged natural gas and crude oil production has been sold at market prices that have had a high positive correlation to the settlement price for such hedges. With the sale of our Gulf of Mexico shelf production and the corresponding shift in the geographic distribution of our natural gas production, we have begun to utilize basis hedges to a greater extent.
     The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.40-$0.60 less per MMBtu than the Henry Hub Index. Realized gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 75-85% of the Henry Hub Index. In light of potential basis risk with respect to our newly acquired Rocky Mountain assets, we have hedged the basis differential for about 50% of our estimated production from proved producing fields acquired from Stone Energy through 2012 to lock in the differential at a weighted average of $1.18 per MMBtu less than the Henry Hub Index. The price we receive for our Gulf Coast oil production typically averages about $5 per barrel below the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains is currently averaging about $13-$15 per barrel below the WTI price. Oil production from the Mid-Continent typically sells at a $1.00-$1.50 per barrel discount to WTI. Oil sales from our operations in Malaysia typically sell at Tapis, or about 95% of WTI. Oil sales from our operations in China typically sell at $10-$15 per barrel less than WTI.

     Between March 31, 2008 and April 23, 2008, we entered into additional natural gas price derivative contracts set forth in the table below.

		NYMEX Contract Price Per MMBtu
	Volume in	Additional	Collars
Period and Type of Contract	MMMBtus	Put	Floors	Ceilings

October 2008 — December 2008
Collar contracts	1,220	—	$9.00	$17.60
3-Way collar contracts	610	$7.00	9.00	20.10
January 2009 — March 2009
Collar contracts	1,800	—	9.00	17.60
3-Way collar contracts	900	7.00	9.00	20.10
April 2009 — June 2009
Collar contracts	910	—	8.00	13.00
July 2009 — September 2009
Collar contracts	920	—	8.00	13.00
October 2009
Collar contracts	310	—	8.00	13.00
New Accounting Standards
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning January 1, 2009. We are currently evaluating the impact, if any, the standard will have on our consolidated financial statements.
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

Forward-Looking Information
     This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability and source of capital resources to fund capital expenditures and other plans and objectives for future operations. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including:
•	drilling results;

•	oil and gas prices;

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	availability of refining capacity for crude oil we produce from our Monument Butte field;

•	the availability of capital resources;

•	labor conditions;

•	severe weather conditions (such as hurricanes); and

•	the other factors affecting our business described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
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
Oil and Gas Prices
     We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months as part of our risk management program. In the case of acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between NYMEX Henry Hub posted prices and those of our physical pricing points. We use hedging to reduce our exposure to fluctuations in natural gas and oil prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage return on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. For a further discussion of our hedging activities, see the information under the caption “Oil and Gas Hedging” in Item 2 of this report and the discussion and tables in Note 7, “Commodity Derivative Instruments,” to our financial statements appearing earlier in this report.
Interest Rates
     At March 31, 2008, our debt was comprised of:

	Fixed	Variable
	Rate Debt	Rate Debt
	(In millions)
Bank revolving credit facility	$—	$—
Money market line of credit	—	—
7 5/8% Senior Notes due 2011(1)	125	50
6 5/8% Senior Subordinated Notes due 2014	325	—
6 5/8% Senior Subordinated Notes due 2016	550	—

Total long-term debt	$1,000	$50

(1)	$50 million principal amount of our 7 5/8% Senior Notes due 2011 are subject to interest rate swaps. These swaps provide for us to pay variable and receive fixed interest payments, and are designated as fair value hedges of a portion of our outstanding senior notes.
     We consider our interest rate exposure to be minimal because about 95% of our long-term debt, after taking into account our interest rate swap agreements, is at fixed rates.
Foreign Currency Exchange Rates
     The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flow, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2008.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report.
Changes in Internal Control Over Financial Reporting
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     We have been named as a defendant in a number of lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2008.

Maximum Number
			Total Number	(or Approximate
			of Shares Purchased	Dollar Value) of
	Total Number		as Part of Publicly	Shares that May Yet
	of Shares	Average Price	Announced Plans	Be Purchased Under
Period	Purchased (1)	Paid per Share	or Programs	the Plans or Programs

January 1 — January 31, 2008	—	—	—	—
February 1 — February 29, 2008	2,631	$52.65	—	—
March 1 — March 31, 2008	—	—	—	—

(1)	All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY
Date: April 25, 2008	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.