Form 10-Q
period 2008-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2008-10-24
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes ☐ No ☑

As of October 21, 2008, there were 132,245,108 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$35	$250
Short-term investments	—	120
Accounts receivable	401	332
Inventories	87	82
Derivative assets	213	72
Deferred taxes	—	35
Other current assets	64	36
Total current assets	800	927
Oil and gas properties (full cost method, of which $1,640 at September 30, 2008 and $1,189 at December 31, 2007 were excluded from amortization)	11,540	9,791
Less—accumulated depreciation, depletion and amortization	(4,360)	(3,868)
	7,180	5,923

Furniture, fixtures and equipment, net	41	35
Derivative assets	252	17
Long-term investments	78	10
Other assets	19	12
Goodwill	62	62
Total assets	$8,432	$6,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74	$52
Accrued liabilities	764	671
Advances from joint owners	46	44
Asset retirement obligation	7	6
Deferred taxes	45	—
Derivative liabilities	67	156
Total current liabilities	1,003	929

Other liabilities	34	18
Derivative liabilities	111	248
Long-term debt	1,936	1,050
Asset retirement obligation	61	56
Deferred taxes	1,253	1,104
Total long-term liabilities	3,395	2,476

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized at September 30, 2008 and December 31, 2007; 134,124,338 and 133,232,197 shares issued at September 30, 2008 and December 31, 2007, respectively)	1	1
Additional paid-in capital	1,322	1,278
Treasury stock (at cost; 1,901,413 and 1,896,286 shares at September 30, 2008 and December 31, 2007, respectively)	(32)	(32)
Accumulated other comprehensive income (loss):
Minimum pension liability	(3)	(3)
Unrealized loss on investments	(7)	—
Retained earnings	2,753	2,337
Total stockholders’ equity	4,034	3,581
Total liabilities and stockholders’ equity	$8,432	$6,986

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Oil and gas revenues	$680	$419	$1,887	$1,384

Operating expenses:
Lease operating	67	64	184	268
Production and other taxes	51	25	154	63
Depreciation, depletion and amortization	181	162	504	539
General and administrative	36	37	105	107
Total operating expenses	335	288	947	977

Income from operations	345	131	940	407

Other income (expenses):
Interest expense	(36)	(29)	(83)	(80)
Capitalized interest	16	13	43	35
Commodity derivative income (expense)	726	38	(247)	(43)
Other	8	1	10	3
	714	23	(277)	(85)

Income from continuing operations before income taxes	1,059	154	663	322

Income tax provision:
Current	9	57	34	78
Deferred	326	5	213	47
	335	62	247	125

Income from continuing operations	724	92	416	197
Loss from discontinued operations, net of tax	—	(9)	—	(60)

Net income	$724	$83	$416	$137

Earnings (loss) per share:
Basic —
Income from continuing operations	$5.59	$0.72	$3.22	$1.54
Loss from discontinued operations	—	(0.07)	—	(0.47)
Net income	$5.59	$0.65	$3.22	$1.07

Diluted —
Income from continuing operations	$5.48	$0.70	$3.15	$1.51
Loss from discontinued operations	—	(0.06)	—	(0.46)
Net income	$5.48	$0.64	$3.15	$1.05

Weighted average number of shares outstanding for basic earnings (loss) per share	129	128	129	127

Weighted average number of shares outstanding for diluted earnings (loss) per share	132	131	132	130

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$416	$137

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	60
Depreciation, depletion and amortization	504	539
Stock-based compensation	17	18
Commodity derivative expense	247	43
Cash (payments) receipts on derivative settlements	(783)	174
Deferred taxes	213	47

Changes in operating assets and liabilities:
Increase in accounts receivable	(63)	(12)
Increase in inventories	(5)	(29)
Decrease (increase) in other current assets	(10)	18
Decrease in other assets	—	7
Increase in commodity derivative assets	(65)	(2)
Increase (decrease) in accounts payable and accrued liabilities	135	(8)
Increase (decrease) in advances from joint owners	2	(53)
Increase in other liabilities	14	4
Net cash provided by continuing activities	622	943
Net cash used in discontinued activities	—	(12)
Net cash provided by operating activities	622	931

Cash flows from investing activities:
Acquisition of oil and gas properties	(231)	(578)
Additions to oil and gas properties	(1,537)	(1,532)
Proceeds from sale of oil and gas properties	2	1,281
Additions to furniture, fixtures and equipment	(14)	(7)
Purchases of short-term investments	(22)	(43)
Redemption of short-term investments	70	24
Net cash used in continuing activities	(1,732)	(855)
Net cash used in discontinued activities	—	(41)
Net cash used in investing activities	(1,732)	(896)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	1,826	2,909
Repayments of borrowings under credit arrangements	(1,541)	(2,909)
Net proceeds from issuance of senior subordinated notes	592	—
Payments to discontinued operations	—	(38)
Proceeds from issuances of common stock	18	18
Stock-based compensation excess tax benefit	—	8
Purchases of treasury stock	—	(1)
Net cash provided by (used in) continuing activities	895	(13)
Net cash provided by discontinued activities	—	38
Net cash provided by financing activities	895	25

Effect of exchange rate changes on cash and cash equivalents	—	1

Increase (decrease) in cash and cash equivalents	(215)	61
Cash and cash equivalents, beginning of period	250	52
Cash and cash equivalents from discontinued operations, beginning of period	—	28
Cash and cash equivalents, end of period	$35	$141

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	133.2	$1	(1.9)	$(32)	$1,278	$2,337	$(3)	$3,581
Issuance of common and restricted stock	0.8				18			18
Stock-based compensation	0.1				26			26
Comprehensive income (loss):
Net income						416		416
Unrealized loss on investments, net of tax of $3							(7)	(7)
Total comprehensive income								409
Balance, September 30, 2008	134.1	$1	(1.9)	$(32)	$1,322	$2,753	$(10)	$4,034

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

Investments

Investments consist primarily of debt and equity securities as well as auction rate securities, substantially all of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains or losses are computed based on specific identification of the securities sold. Our long-term investments at September 30, 2008 included $68 million of auction rate securities. This amount reflects a decrease in the fair value of these investments of $7 million recorded under “Accumulated other comprehensive income (loss)” on our consolidated balance sheet. We realized interest income on our investments of $1 million and $3 million, respectively, for the three and nine months ended September 30, 2008.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

The functional currency for all of our foreign operations is the U.S. dollar. Gains and losses incurred on currency transactions in other than a country’s functional currency are recorded under the caption “Other income (expense) — Other” on our consolidated statement of income.

Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia and China is produced into floating production, storage and off-loading vessels and sold periodically as barge quantities are accumulated. The product inventory consisted of approximately 337,000 barrels and 480,000 barrels of crude oil valued at cost of $14 million and $17 million at September 30, 2008 and December 31, 2007, respectively. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.

Accounting for Asset Retirement Obligations

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we record a liability (an asset retirement obligation or ARO) on our consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for our company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation are included as depreciation, depletion and amortization expense on our consolidated statement of income.

The changes to our ARO for the nine months ended September 30, 2008 are set forth below (in millions):

Balance as of January 1, 2008	$62
Accretion expense	3
Additions	4
Settlements	(1)
Balance at September 30, 2008	68
Current portion of ARO	(7)
Total long-term ARO at September 30, 2008	$61

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by applying tax regulations existing at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts on our financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48,“Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. The adoption did not result in a material adjustment to our tax liability for unrecognized income tax benefits.  If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2008, we had not accrued interest or penalties related to uncertain tax positions. The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

New Accounting Standards

In March 2008, the FASB issued FASB Statement (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning January 1, 2009. We are currently evaluating the impact, if any, the statement will have on our consolidated financial statements.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions, except per share data)
Income (numerator):
Income from continuing operations	$724	$92	$416	$197
Loss from discontinued operations, net of tax	—	(9)	—	(60)
Net income – basic and diluted	$724	$83	$416	$137

Weighted average shares (denominator):
Weighted average shares – basic	129	128	129	127
Dilution effect of stock options and unvested restricted stock outstanding at end of period (1)	3	3	3	3
Weighted average shares – diluted	132	131	132	130

Earnings per share:
Basic –
Income from continuing operations	$5.59	$0.72	$3.22	$1.54
Loss from discontinued operations	—	(0.07)	—	(0.47)
Basic earnings per share	$5.59	$0.65	$3.22	$1.07

Diluted –
Income from continuing operations	$5.48	$0.70	$3.15	$1.51
Loss from discontinued operations	—	(0.06)	—	(0.46)
Diluted earnings per share	$5.48	$0.64	$3.15	$1.05

(1)
The calculation of shares outstanding for diluted EPS for the three month periods ended September 30, 2008 and 2007 does not include the effect of 0.8 million and 0.2 million, respectively, of outstanding stock options and unvested restricted shares or restricted share units because to do so would be antidilutive.  The calculation of shares outstanding for diluted EPS for the nine month periods ended September 30, 2008 and 2007 does not include the effect of 0.3 million and 0.6 million, respectively, of outstanding stock options and unvested restricted shares or restricted share units because to do so would be antidilutive.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Oil and Gas Assets:

Oil and Gas Properties

Oil and gas properties consisted of the following at:

	September 30,	December 31,
	2008	2007
	(In millions)
Subject to amortization	$9,900	$8,602
Not subject to amortization:
Exploration in progress	434	250
Development in progress	79	30
Capitalized interest	128	103
Fee mineral interests	23	23
Other capital costs:
Incurred in 2008	265	—
Incurred in 2007	337	342
Incurred in 2006	67	77
Incurred in 2005 and prior	307	364
Total not subject to amortization	1,640	1,189
Gross oil and gas properties	11,540	9,791
Accumulated depreciation, depletion and amortization	(4,360)	(3,868)
Net oil and gas properties	$7,180	$5,923

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease significantly or if we have substantial downward revisions in our estimated proved reserves. We did not have a ceiling test writedown at September 30, 2008.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results – Rocky Mountain Asset Acquisition

In June 2007, we acquired Stone Energy Corporation’s Rocky Mountain assets for $578 million in cash. The unaudited pro forma results presented below for the nine month period ended September 30, 2007 have been prepared to give effect to the acquisition on our results of operations as if it had been consummated at the beginning of the period. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

Nine Months Ended
September 30, 2007
(Unaudited)
(In millions, except per share data)
Pro forma:
Revenue	$1,432
Income from operations	468
Net income	198
Basic earnings per share	$1.55
Diluted earnings per share	$1.52

4.  Debt:

As of the indicated dates, our debt consisted of the following:

	September 30,	December 31,
	2008	2007
	(In millions)
Senior unsecured debt:
Revolving credit facility:
Prime rate based loans	$—	$—
LIBOR based loans	285	—
Total revolving credit facility	285	—
Money market line of credit (1)	—	—
Total credit arrangements	285	—

7 5/8% Senior Notes due 2011	175	175
Fair value of interest rate swaps (2)	1	—
Total senior unsecured notes	176	175

Total senior unsecured debt	461	175
6 5/8% Senior Subordinated Notes due 2014	325	325
6 5/8% Senior Subordinated Notes due 2016	550	550
7 1/8% Senior Subordinated Notes due 2018	600	—
Total debt	$1,936	$1,050

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

Credit Arrangements

In June 2007, we entered into a new revolving credit facility to replace our previous facility. The credit facility matures in June 2012 and provides for initial loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent.  As of September 30, 2008, the largest commitment by a single member of the syndicate was 8% of total commitments.  Total loan commitments may be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility. Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (87.5 basis points per annum at September 30, 2008).

Under our current credit facility and our previous credit facilities, we pay or paid commitment fees on available but undrawn amounts based on a grid of our debt rating (0.175% per annum at September 30, 2008). We incurred fees under these arrangements of approximately $0.4 million and $1 million for the three and nine months ended September 30, 2008, respectively, which are recorded in interest expense on our consolidated statement of income.

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

As of September 30, 2008, we had $26 million of undrawn letters of credit outstanding under our credit facility. Letters of credit are subject to an issuance fee of 12.5 basis points and annual fees based on a grid of our debt rating (87.5 basis points at September 30, 2008).

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

The following tables provide the geographic operating segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as results of operations of oil and gas producing activities required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” as of and for the three and nine months ended September 30, 2008 and 2007 for our continuing operations. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United			Other
	States	Malaysia	China	International	Total
	(In millions)
Three Months Ended September 30, 2008:

Oil and gas revenues	$560	$103	$17	$—	$680

Operating expenses:
Lease operating	54	13	—	—	67
Production and other taxes	21	27	3	—	51
Depreciation, depletion and amortization	154	24	3	—	181
General and administrative	35	1	—	—	36
Allocated income taxes	113	15	2	—
Net income from oil and gas properties	$183	$23	$9	$—

Total operating expenses					335
Income from operations					345
Interest expense, net of interest income, capitalized interest and other					(12)
Commodity derivative income					726
Income before income taxes					$1,059

Total long-lived assets	$6,629	$442	$107	$2	$7,180

Additions to long-lived assets	$462	$45	$7	$—	$514

	United			Other
	States	Malaysia	China	International	Total
	(In millions)
Three Months Ended September 30, 2007:

Oil and gas revenues	$384	$31	$4	$—	$419

Operating expenses:
Lease operating	54	9	1	—	64
Production and other taxes	20	5	—	—	25
Depreciation, depletion and amortization	153	8	1	—	162
General and administrative	35	1	1	—	37
Allocated income taxes	44	3	—	—
Net income from oil and gas properties	$78	$5	$1	$—

Total operating expenses					288
Income from operations					131
Interest expense, net of interest income, capitalized interest and other					(15)
Commodity derivative income					38
Income from continuing operations before income taxes					$154

Total long-lived assets	$5,159	$313	$74	$1	$5,547

Additions to long-lived assets	$398	$74	$5	$—	$477

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United			Other
	States	Malaysia	China	International	Total
	(In millions)
Nine Months Ended September 30, 2008:

Oil and gas revenues	$1,589	$246	$52	$—	$1,887

Operating expenses:
Lease operating	147	35	2	—	184
Production and other taxes	64	79	11	—	154
Depreciation, depletion and amortization	438	57	9	—	504
General and administrative	101	2	2	—	105
Allocated income taxes	319	28	7	—
Net income from oil and gas properties	$520	$45	$21	$—

Total operating expenses					947
Income from operations					940
Interest expense, net of interest income, capitalized interest and other					(30)
Commodity derivative expense					(247)
Income before income taxes					$663

Total long-lived assets	$6,629	$442	$107	$2	$7,180

Additions to long-lived assets	$1,587	$132	$38	$1	$1,758

	United			Other
	States	Malaysia	China	International	Total
	(In millions)
Nine Months Ended September 30, 2007:

Oil and gas revenues	$1,296	$60	$28	$—	$1,384

Operating expenses:
Lease operating	245	21	2	—	268
Production and other taxes	51	10	2	—	63
Depreciation, depletion and amortization	517	15	7	—	539
General and administrative	104	1	2	—	107
Allocated income taxes	136	5	5	—
Net income from oil and gas properties	$243	$8	$10	$—

Total operating expenses					977
Income from operations					407
Interest expense, net of interest income, capitalized interest and other					(42)
Commodity derivative expense					(43)
Income from continuing operations before income taxes					$322

Total long-lived assets	$5,159	$313	$74	$1	$5,547

Additions to long-lived assets	$1,905	$149	$17	$—	$2,071

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 At September 30, 2008, we had outstanding contracts with respect to our future production as set forth in the tables below.

Natural Gas

		NYMEX Contract Price Per MMBtu									Estimated
					Collars						Fair Value
		Swaps	Additional Put		Floors		Ceilings		Floors		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	Range	Average	(In millions)

October 2008 – December 2008
Price swap contracts	9,445	$8.04	—	—	—	—	—	—	—	—	$3
Collar contracts	15,965	—	—	—	$7.00 – $9.00	$8.03	$9.00 – $17.60	$10.70	—	—	11
Floor contracts	1,860	—	—	—	—	—	—	—	$8.58 - $8.70	$8.64	2
3-Way collar contracts	6,100	—	$7.00 - $7.50	$7.20	8.00 – 9.00	8.70	11.72 – 20.10	13.92	—	—	6
January 2009 – March 2009
Price swap contracts	900	9.00	—	—	—	—	—	—	—	—	1
Collar contracts	21,150	—	—	—	8.00 – 9.00	8.09	9.67 – 17.60	10.88	—	—	11
3-Way collar contracts	9,000	—	7.00 - 7.50	7.20	8.00 – 9.00	8.70	11.72 – 20.10	13.92	—	—	7
April 2009 – June 2009
Price swap contracts	14,685	8.42	—	—	—	—	—	—	—	—	8
Collar contracts	13,485	—	—	—	8.00	8.00	8.97 – 14.37	11.83	—	—	10
July 2009 – September 2009
Price swap contracts	14,820	8.42	—	—	—	—	—	—	—	—	3
Collar contracts	13,620	—	—	—	8.00	8.00	8.97 – 14.37	11.83	—	—	8
October 2009 – December 2009
Price swap contracts	4,985	8.42	—	—	—	—	—	—	—	—	1
Collar contracts	8,435	—	—	—	8.00 – 8.50	8.23	8.97 – 14.37	11.20	—	—	3
January 2010 – March 2010
Collar contracts	5,700	—	—	—	8.50	8.50	10.00 – 11.00	10.44	—	—	—
											$74

   Oil
		NYMEX Contract Price Per Bbl									Estimated
					Collars						Fair Value
		Swaps	Additional Put		Floors		Ceilings		Floors		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	Range	Average	(In millions)

October 2008 – December 2008
3-Way collar contracts	828	—	$25.00 – $29.00	$26.56	$32.00 – $35.00	$33.00	$49.50 – $52.90	$50.29	—	—	$(41)
January 2009 – December 2009
Price swap contracts	3,285	$128.93	—	—	—	—	—	—	—	—	80
Floor contracts	3,285	—	—	—	—	—	—	—	$104.50-$109.75	$107.11	59
January 2010 – December 2010
Price swap contracts	360	93.40	—	—	—	—	—	—	—	—	(3)
Collar contracts	3,285	—	—	—	125.50-130.50	127.97	170.00	170.00	—	—	87
											$182

Basis Contracts

At September 30, 2008, we had natural gas basis hedges as set forth in the table below.

					Estimated
	Onshore Gulf Coast		Rocky Mountains		Fair Value
		Weighted		Weighted	Asset
	Volume in	Average	Volume in	Average	(Liability)
	MMBtus	Differential	MMBtus	Differential	(In millions)
October 2008 – December 2008	7,360	$(0.28)	1,200	$(1.62)	$3
January 2009 – December 2009	—	—	5,520	$(1.05)	8
January 2010 – December 2010	—	—	5,520	$(0.99)	11
January 2011 – December 2011	—	—	5,280	$(0.95)	6
January 2012 – December 2012	—	—	4,920	$(0.91)	2
					$30

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Accounts Receivable:

As of the indicated dates, our accounts receivable consisted of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

Revenue	$224	$142
Joint interest	153	175
Other	24	15
Total accounts receivable	$401	$332

9.  Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:

	September 30,	December 31,
	2008	2007
	(In millions)

Revenue payable	$143	$95
Accrued capital costs	342	361
Accrued lease operating expenses	45	38
Employee incentive expense	74	80
Accrued interest on notes	37	19
Taxes payable	89	31
Other	34	47
Total accrued liabilities	$764	$671

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Comprehensive Income:

For the periods indicated, our comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net income	$724	$83	$416	$137
Unrealized loss on investments, net of tax of $1 for the third quarter of 2008 and $3 for the nine months ended September 30, 2008	(3)	—	(7)	—
Foreign currency translation adjustment, net of tax of $1 for the third quarter of 2007 and ($1) for the nine months ended September 30, 2007	—	(2)	—	1
Reclassification adjustments for discontinued cash flow hedges, net of tax of ($1) for the third quarter of 2007 and for the nine months ended
September 30, 2007	—	2	—	2
Reclassification adjustments for settled hedging positions, net of tax of $2 for the nine months ended September 30, 2007	—	—	—	(3)
Changes in fair value of oustanding hedging positions, net of tax of ($4) for the nine months ended September 30, 2007	—	—	—	6
Total comprehensive income	$721	$83	$409	$143

11.  Stock-Based Compensation:

We apply SFAS No. 123(R), “Share-Based Payment,” to account for stock-based compensation. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and a lattice-based model for our performance and market-based restricted shares and restricted share units.

Historically, we have used, and we anticipate continuing to use, unissued shares of stock when stock options are exercised. At September 30, 2008, we had approximately 1.6 million additional shares available for issuance pursuant to our existing employee and director plans. Of these shares, 1.1 million could be granted as restricted shares or restricted share units. Grants of restricted shares and restricted share units under our 2004 Omnibus Stock Plan reduce the total number of shares available under that plan by two times the number of restricted shares or restricted share units issued. Of the 1.1 million shares that can be granted as restricted shares or restricted share units, 0.7 million of such shares or units can be issued under our 2004 Omnibus Stock Plan.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended September 30, 2008, we recorded stock-based compensation expense of $9 million (pre-tax) for all plans. Of that amount, $2 million was capitalized in oil and gas properties. For the three months ended September 30, 2007, we recorded stock-based compensation expense of $10 million (pre-tax) for all plans. Of that amount, $3 million was capitalized in oil and gas properties.

For the nine months ended September 30, 2008, we recorded stock-based compensation of $26 million (pre-tax) for all plans. Of that amount, $7 million was capitalized in oil and gas properties. For the nine months ended September 30, 2007, we recorded stock-based compensation of $25 million (pre-tax) for all plans. Of that amount, $7 million was capitalized in oil and gas properties. For the same period, we reported $8 million of excess tax benefits from stock-based compensation as cash provided by financing activities on our statement of cash flows.

As of September 30, 2008, we had approximately $82 million of total unrecognized compensation expense related to unvested stock-based compensation awards. This compensation expense is expected to be recognized on a straight-line basis over the applicable remaining vesting period. The full amount is expected to be recognized within approximately five years.

Stock Options.  We have granted stock options under several plans. The exercise price of options cannot be less than the fair market value per share of our common stock on the date of grant.

The following table provides information about stock option activity for the nine months ended September 30, 2008:
		Weighted	Weighted	Weighted
	Number of	Average	Average	Average
	Shares	Exercise	Grant Date	Remaining	Aggregate
	Underlying	Price	Fair Value	Contractual	Intrinsic
	Options	per Share	per Share(1)	Life	Value(2)
	(In millions)			(In years)	(In millions)
Outstanding at December 31, 2007	3.8	$24.21		5.6	$108

Granted	0.7	48.45	$16.30
Exercised	(0.8)	22.54			29
Forfeited	(0.2)	34.89
Outstanding at September 30, 2008	3.5	$28.63		5.7	$21

Exercisable at September 30, 2008	2.2	$22.36		4.5	$20

(1)
The fair value of each stock option is estimated as of the date of grant using the Black-Scholes option valuation model, assuming no dividends, a risk-free weighted-average interest rate of 2.83%, an expected life of 5.2 years and weighted-average volatility of 31.7%.

(2)
The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option. On September 30, 2008, the last reported sales price of our common stock on the New York Stock Exchange was $31.99 per share.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

Options Outstanding				Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Shares	Average	Average	Shares	Average
Range of	Underlying	Remaining	Exercise Price	Underlying	Exercise Price
Exercise Prices	Options	Contractual Life	per Share	Options	per Share
	(In millions)	(In years)		(In millions)
$12.51 to $15.00	0.2	1.3	$14.79	0.2	$14.79
15.01 to 17.50	0.6	3.8	16.63	0.6	16.63
17.51 to 22.50	0.4	3.6	18.98	0.4	18.92
22.51 to 27.50	0.5	5.4	24.77	0.4	24.77
27.51 to 35.00	1.0	6.2	31.14	0.5	31.02
35.01 to 41.72	0.2	6.6	38.00	0.1	38.08
41.73 to 48.45	0.6	9.4	48.45	—	—
	3.5	5.7	$28.63	2.2	$22.36

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares.  At September 30, 2008, our employees held 1.9 million restricted shares or restricted share units that primarily vest over a service period of four or five years. The vesting of these shares and units is dependant upon the employee’s continued service with our company. In addition, at September 30, 2008, our employees held 0.9 million restricted shares subject to performance-based vesting criteria (substantially all of which are considered market-based restricted shares under SFAS No. 123(R)).

The following table provides information about restricted share and restricted share unit activity for the nine months ended September 30, 2008:

				Weighted
				Average
		Performance/		Grant Date
	Service-Based	Market-Based		Fair Value
	Shares	Shares	Total Shares	Per Share
	(In thousands, except per share data)
Non-vested shares outstanding at December 31, 2007	1,161	1,614	2,775	$ 29.77

Granted	893	—	893	44.06
Forfeited	(82)	(700)	(782)	32.05
Vested	(44)	(1)	(45)	40.48

Non-vested shares outstanding at September 30, 2008	1,928	913	2,841	$ 33.46

The total fair value of restricted shares that vested during the nine months ended September 30, 2008 was $1.8 million.

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

During the third quarter of 2008, options to purchase 25,552 shares of our common stock at a weighted average fair value of $18.39 per share were issued under the plan.  The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted average interest rate of 2.13%, an expected life of six months and weighted average volatility of 46.21%.  At September 30, 2008, 575,671 shares of our common stock remained available for issuance under the plan.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Income Taxes:

The Company’s interim period tax provision has been calculated based on statutory tax rates applied to pre-tax earnings as adjusted for permanent differences. An annualized projected effective tax rate has not been applied because of our inability to develop a reliable estimate of our pre-tax income, which is subject to significant variability due to changes in the fair value of our open commodity derivative instruments. This could result in significant variations in the reported tax provision in the interim periods. The effective tax rates for the third quarter of 2008 and 2007 were 31.7% and 40.2%, respectively. The effective tax rates for the first nine months of 2008 and 2007 were 37.3% and 38.8%, respectively. Our effective tax rates were different than our federal statutory tax rate due to foreign and state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

13.  Discontinued Operations:

In October 2007, we sold all of our interests in the U.K. North Sea for $511 million in cash and recorded a gain of $341 million. As a result, the historical results of operations and financial position of our U.K. North Sea operations are reflected in our financial statements as “discontinued operations.”

The summarized financial results of the discontinued operations are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In millions)
Revenues	$5	$8
Operating expenses (1)	8	61
Loss from operations	(3)	(53)
Commodity derivative expense	(3)	(3)
Other expense (2)	(3)	(4)
Loss before income taxes	(9)	(60)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(9)	$(60)

(1)	Operating expenses for the nine months ended September 30, 2007 include a ceiling test writedown of $47 million recorded in the first quarter of 2007.

(2)	Other expense primarily consists of U.K. withholding tax expense with respect to interest on intercompany loans.

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

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our valuation methodology for investments is a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk adjusted discount rates. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity price collars and floors and some financial investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of September 30, 2008:

	Fair Value Measurement Classification
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)
Assets (Liabilities):
Investments	$4	$6	$68	$78
Oil and gas derivative swap contracts	—	93	30	123
Oil and gas derivative option contracts	—	—	163	163
Interest rate swaps	—	1	—	1
Total	$4	$100	$261	$365

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the impact of our nonperformance risk on our liabilities but also the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).  We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties.

As of September 30, 2008, we continued to hold $68 million of auction rate securities that are classified as a Level 3 fair value measurement. This amount reflects a decrease in the fair value of these investments of $7 million, recorded under the caption “Accumulated other comprehensive income (loss)” on our consolidated balance sheet. Since there has been no effective mechanism for selling these securities, we reclassified them from short-term investments to long-term investments during the second quarter of 2008. The debt instruments underlying these investments are investment grade (rated A or better) and are guaranteed by the United States government or backed by private loan collateral. We do not believe the decrease in the fair value of these securities is permanent because we currently have the ability and intent to hold these investments until the auction succeeds, the issuer calls the securities or the securities mature. Our current available borrowing capacity under our credit arrangements provides us the liquidity to continue to hold these securities.

The following tables set forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods (in millions):

Three Months Ended September 30, 2008:
	Investments	Derivatives	Total
Balance at June 30, 2008	$69	$(283)	$(214)
Total realized or unrealized gains or (losses):
Included in earnings	—	415	415
Included in other comprehensive income	(1)	—	(1)
Purchases, issuances and settlements	—	61	61
Transfers in and out of Level 3	—	—	—
Balance at September 30, 2008	$68	$193	$261

Nine Months Ended September 30, 2008:
	Investments	Derivatives	Total
Balance at January 1, 2008	$120	$(341)	$(221)
Total realized or unrealized gains or (losses):
Included in earnings	—	(193)	(193)
Included in other comprehensive income	(7)	—	(7)
Purchases, issuances and settlements (1)	(45)	727	682
Transfers in and out of Level 3	—	—	—
Balance at September 30, 2008	$68	$193	$261

Change in unrealized gains (losses) relating to investments and derivatives still held at September 30, 2008	$(7)	$161	$154

(1)	Derivative settlements include $502 million we paid to reset a portion of our oil hedging contracts for 2009 and 2010.

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease.  We did not have a ceiling test writedown at September 30, 2008.  Holding all other factors constant, if the applicable index for oil and gas prices were to drop to levels below the current levels, it is possible that we could experience a ceiling test writedown of our oil and gas properties at December 31, 2008.  In addition, given current market conditions it is reasonably possible that some or all of our goodwill could be impaired in the future.

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

Significant Estimates.  We believe the most difficult, subjective or complex judgments and estimates we must make in connection with the preparation of our financial statements are:

•	the quantity of our proved oil and gas reserves;

•	the timing of future drilling, development and abandonment activities;

•	the cost of these activities in the future;

•	the fair value of the assets and liabilities of acquired companies;

•	the value of our financial instruments including derivative positions; and

•	the fair value of stock-based compensation.

Accounting for Hedging Activities. We do not designate any price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. As of September 30, 2008, we had a net derivative asset of $286 million, of which 67% was measured based upon our valuation model and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments. We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties.  Please see Note 7, “Commodity Derivative Instruments,” and Note 14, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

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

Revenues of $0.7 billion for the third quarter of 2008 were 63% higher than the comparable period of 2007 due to significantly higher average realized oil and gas prices and higher oil production partially offset by lower gas production. Revenues for the first nine months of 2008 were 36% higher than the same period of the prior year due to significantly higher average realized oil and gas prices and higher oil production, which was slightly offset by lower gas production.

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Production (1):
United States:
Natural gas (Bcf)	44.9	46.9	(4)%	129.0	154.9	(17)%
Oil and condensate (MBbls)	1,617	1,669	(3)%	4,567	5,285	(14)%
Total (Bcfe)	54.7	56.9	(4)%	156.4	186.6	(16)%
International:
Natural gas (Bcf)	—	—	—	—	—	—
Oil and condensate (MBbls)	1,124	488	130%	2,954	1,401	111%
Total (Bcfe)	6.7	2.9	130%	17.7	8.4	111%
Total:
Natural gas (Bcf)	44.9	46.9	(4)%	129.0	154.9	(17)%
Oil and condensate (MBbls)	2,741	2,157	27%	7,521	6,686	12%
Total (Bcfe)	61.4	59.8	3%	174.1	195.0	(11)%

Average Realized Prices (2):
United States:
Natural gas (per Mcf)	$8.67	$5.81	49%	$8.72	$6.38	37%
Oil and condensate (per Bbl)	105.46	65.71	60%	100.91	57.03	77%
Natural gas equivalent (per Mcfe)	10.25	6.71	53%	10.14	6.91	47%
International:
Natural gas (per Mcf)	$—	$—	—	$—	$—	—
Oil and condensate (per Bbl)	106.87	71.96	49%	100.93	62.91	60%
Natural gas equivalent (per Mcfe)	17.81	11.99	49%	16.82	10.49	60%
Total:
Natural gas (per Mcf)	$8.67	$5.81	49%	$8.72	$6.38	37%
Oil and condensate (per Bbl)	106.04	67.13	58%	100.92	58.26	73%
Natural gas equivalent (per Mcfe)	11.08	6.97	59%	10.82	7.07	53%

(1)	Represents volumes lifted and sold regardless of when produced.

(2)
Average realized prices only include the effects of hedging contracts that are designated for hedge accounting. Had we included the effects of contracts not so designated, our average realized price for total gas would have been $7.25 and $7.52 per Mcf for the third quarter of 2008 and 2007, respectively, and $7.69 and $7.72 per Mcf for the nine months ended September 30, 2008 and 2007, respectively. Our total oil and condensate average realized price would have been $85.44 and $57.89 per Bbl for the third quarter of 2008 and 2007, respectively, and $80.12 and $52.83 per Bbl for the nine months ended September 30, 2008 and 2007, respectively. All amounts for the nine months ended September 30, 2008 exclude the cash payments to reset our 2009 and 2010 crude oil hedges of $502 million.

        Domestic Production.  Our third quarter and year-to-date 2008 domestic gas and oil production (stated on a natural gas equivalent basis) decreased as compared to the comparable periods of 2007 as a result of the sale of our shallow water Gulf of Mexico assets in August 2007.  In addition, the third quarter of 2008 includes the deferral of approximately 2 Bcfe related to the recent hurricanes in the Gulf of Mexico.   This decrease was partially offset by an increase in 2008 production in the Mid-Continent as a result of continued successful drilling efforts.

International Production. Our third quarter and year-to-date 2008 international production increased over the comparable periods of 2007 primarily due to new field developments on PM 318 and PM 323 in Malaysia.

Operating Expenses. We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis. However, because of the several significant transactions we completed in 2007 (see above) and the significant increase in our international production, period to period comparisons are difficult. For example, offshore Gulf of Mexico properties typically have significantly higher lease operating costs relative to onshore properties and offshore production is not subject to production taxes but onshore production is subject to these taxes.

The following table presents information about our operating expenses for the third quarter of 2008 and 2007.

	Unit-of-Production			Total Amount
	Three Months Ended		Percentage	Three Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Per Mcfe)			(In millions)
United States:
Lease operating	$0.99	$0.96	3%	$54	$54	—
Production and other taxes	0.38	0.35	8%	21	20	4%
Depreciation, depletion and amortization	2.81	2.69	4%	154	153	—
General and administrative	0.63	0.61	4%	35	35	—
Total operating expenses	$4.81	$4.61	4%	$264	$262	—
International:
Lease operating	$1.94	$3.30	(41)%	$13	$10	36%
Production and other taxes	4.46	1.75	154%	30	5	485%
Depreciation, depletion and amortization	3.95	2.99	32%	27	9	204%
General and administrative	0.23	0.75	(69)%	1	2	(28)%
Total operating expenses	$10.58	$8.79	20%	$71	$26	177%
Total:
Lease operating	$1.10	$1.07	3%	$67	$64	5%
Production and other taxes	0.82	0.42	98%	51	25	103%
Depreciation, depletion and amortization	2.94	2.71	9%	181	162	11%
General and administrative	0.59	0.62	(5)%	36	37	(2)%
Total operating expenses	$5.45	$4.82	13%	$335	$288	16%

Domestic Operations.  Our domestic total operating expenses for the third quarter of 2008, stated on an Mcfe basis, increased 4% over the same period of 2007. The period to period change was primarily due to the following:

•
Lease operating expense (LOE) increased 3% per Mcfe due to higher operating costs for all of our operations in 2008 offset by a decrease due to the sale of all of our producing properties in the shallow water Gulf of Mexico in August 2007, which properties have relatively high LOE per Mcfe.

•
Production and other taxes increased $0.03 per Mcfe because of increased production from our Mid-Continent and Rocky Mountain operations, which are subject to production taxes, the sale of our Gulf of Mexico properties, which were not subject to production taxes, and increased commodity prices.  This increase was significantly reduced by refunds of $7 million ($0.13 per Mcfe) related to production tax exemptions on some of our onshore high cost gas wells recorded in the third quarter of 2008 compared to refunds of $2 million ($0.03 per Mcfe) recorded during the third quarter of 2007.

•
Our depreciation, depletion and amortization (DD&A) rate increased 4% per Mcfe period over period as a result of higher cost reserve additions, offset by the amount of the proceeds from the sale of our Gulf of Mexico properties in August 2007 and the sale of our coal bed methane assets in the Cherokee Basin in September 2007. In addition, accretion expense decreased period over period due to the significant reduction in our asset retirement obligation following the sale of our Gulf of Mexico properties.

•
General and administrative (G&A) expense increased 4% per Mcfe primarily due to continued growth in our workforce. G&A expense includes incentive compensation expense, which is calculated based on adjusted net income (as defined in our incentive compensation plan). Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. During the third quarter of 2008, we capitalized $13 million of direct internal costs as compared to $12 million in 2007.

International Operations.  Our international operating expenses for the third quarter of 2008, stated on an Mcfe basis, increased 20% over the same period of 2007. The period to period change was primarily related to the following items:

•
LOE decreased 41% per Mcfe while total LOE increased 36% over the comparable period of 2007. The increase in total LOE expense was primarily due to new field developments on PM 318 and PM 323 and higher operating costs in Malaysia.

•	Production and other taxes increased significantly due to an increase in the tax on our oil lifted and sold in Malaysia as a result of substantially higher oil prices.

•	The DD&A rate on an Mcfe basis increased 32% over the comparable period of 2007 as a result of higher cost reserve additions in Malaysia.

•	G&A expense decreased $0.52 per Mcfe primarily due to increased production in Malaysia.

The following table presents information about our operating expenses for the first nine months of 2008 and 2007.

	Unit-of-Production			Total Amount
	Nine Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Per Mcfe)			(In millions)
United States:
Lease operating	$0.94	$1.31	(28)%	$147	$245	(40)%
Production and other taxes	0.41	0.28	50%	64	51	26%
Depreciation, depletion and amortization	2.80	2.77	1%	438	517	(15)%
General and administrative	0.65	0.56	16%	101	104	(3)%
Total operating expenses	$4.80	$4.92	(2)%	$750	$917	(18)%
International:
Lease operating	$2.10	$2.69	(22)%	$37	$23	65%
Production and other taxes	5.05	1.40	260%	90	12	658%
Depreciation, depletion and amortization	3.72	2.65	40%	66	22	196%
General and administrative	0.21	0.36	(43)%	4	3	21%
Total operating expenses	$11.08	$7.10	56%	$197	$60	229%
Total:
Lease operating	$1.06	$1.37	(23)%	$184	$268	(31)%
Production and other taxes	0.88	0.32	173%	154	63	144%
Depreciation, depletion and amortization	2.89	2.76	5%	504	539	(7)%
General and administrative	0.60	0.55	9%	105	107	(2)%
Total operating expenses	$5.43	$5.00	8%	$947	$977	(3)%

Domestic Operations.  Our domestic operating expenses for the first nine months of 2008, stated on an Mcfe basis, decreased 2% over the same period of 2007. The period to period change was primarily related to the following items:

•
LOE decreased 28% per Mcfe due to the sale of our shallow water Gulf of Mexico properties in August 2007, which properties had relatively high LOE per Mcfe. In addition, our 2007 LOE was adversely impacted by repair expenditures of $53 million ($0.28 per Mcfe) related to Hurricanes Katrina and Rita in 2005. Without the impact of the repair expenditures related to these storms, our 2007 LOE would have been $1.03 per Mcfe.  The decrease in LOE was partially offset by higher operating costs in 2008 for all of our operations.

•
Production and other taxes increased 50% per Mcfe because of increased production from our Mid-Continent and Rocky Mountain operations, which are subject to production taxes, the sale of our Gulf of Mexico properties, which were not subject to production taxes, and increased commodity prices.  This increase was partially offset by refunds of $20 million ($0.13 per Mcfe) related to production tax exemptions on some of our onshore high cost gas wells recorded during the first nine months of 2008 compared to refunds of $8 million ($0.04 per Mcfe) recorded during the first nine months of 2007.

•
Our DD&A rate per Mcfe remained flat period over period. Total DD&A expense decreased 15% period over period primarily due to the sale of our Gulf of Mexico properties in August 2007. In addition, accretion expense decreased period over period due to the significant reduction in our asset retirement obligation following the sale of our Gulf of Mexico properties. The decrease in total DD&A expense was partially offset by higher DD&A expense associated with the increased production from our Mid-Continent and Rocky Mountain divisions.

•
G&A expense increased 16% per Mcfe while total G&A expense decreased 3% over the comparable period of 2007. The decrease in total G&A expense was primarily due to recording a litigation settlement reserve associated with a statewide royalty owner class action lawsuit in Oklahoma in the first quarter of 2007 partially offset by increased employee related expenses in 2008 due to our increased domestic workforce and increased incentive compensation expense. Incentive compensation expense increased as a result of higher adjusted net income (as defined in our incentive compensation plan) for the first nine months of 2008 as compared to the same period of the prior year. Adjusted net income for purposes of our incentive compensation plan excludes unrealized gains and losses on commodity derivatives. For purposes of the incentive compensation plan, we did not include the effects of resetting our 2009 and 2010 crude oil hedging positions in the second quarter of 2008, but will match those hedge results with production in the respective periods.  During the first nine months of 2008, we capitalized $37 million of direct internal costs as compared to $33 million for the same period in 2007.

International Operations. Our international operating expenses for the first nine months of 2008, stated on an Mcfe basis, increased 56% over the same period of 2007. The period to period change was primarily related to the following items:

•
LOE decreased 22% per Mcfe while total LOE increased 65% over the comparable period of 2007. The decrease on a per unit basis resulted from increased liftings in Malaysia. The increase in total LOE was primarily due to new field developments on PM 318 and PM 323 and higher operating costs in Malaysia.

•	Production and other taxes increased significantly due to an increase in the tax on our oil lifted and sold in Malaysia as a result of substantially higher oil prices.

•	The DD&A rate increased as a result of higher cost reserve additions in Malaysia.

•	G&A expense decreased 43% per Mcfe primarily due to increased production in Malaysia.

Commodity Derivative Income (Expense)

Commodity derivative income during the third quarter of 2008 increased $688 million over the same period of 2007, while the change for the nine month period ended September 30, 2008 as compared to the same period of 2007 was an increase in commodity derivative expense of $204 million.  The significant fluctuation in these amounts is due to the extreme volatility of crude oil and natural gas prices during these periods.

Interest Expense

The following table presents information about interest expense for the indicated periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)
Gross interest expense:
Credit arrangements	$7	$6	$10	$13
Senior notes	3	6	10	18
Senior subordinated notes	26	15	61	44
Other	—	2	2	5
Total gross interest expense	36	29	83	80
Capitalized interest	(16)	(13)	(43)	(35)
Net interest expense	$20	$16	$40	$45

Gross interest expense for the third quarter of 2008 increased 25% and for the first nine months of 2008 increased slightly when compared to the same periods in 2007. Interest expense for the third quarter and first nine months of 2008 included interest on our 7 1/8% Senior Subordinated Notes issued on May 5, 2008. The third quarter and first nine months of 2007 included interest expense on our 7.45% Senior Notes that matured in October 2007.  During the first nine months of 2007, we also incurred higher interest expense due to higher average debt levels outstanding under our credit arrangements.

We capitalize interest with respect to our unproved properties. Interest capitalized during the third quarter and first nine months of 2008 increased over the same periods in 2007 due to an increase in our unproved property base primarily as a result of the Rocky Mountain asset acquisition in June 2007.

Taxes.  The effective tax rates for the third quarter of 2008 and 2007 were 31.7% and 40.2%, respectively. The effective tax rates for the first nine months of 2008 and 2007 were 37.3% and 38.8%, respectively. Our effective tax rates are different than our federal statutory tax rate primarily due to foreign and state income taxes associated with income from the various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Liquidity and Capital Resources

We must find new and develop existing reserves to maintain and grow our production and cash flow. We accomplish this through successful drilling programs and the acquisition of properties. These activities require substantial capital expenditures. Our 2008 capital budget exceeds expected full year net cash flow from operations and cash on hand.   As a result, we anticipate additional borrowings under our credit arrangements of approximately $100 million during the remainder of 2008 . We have adequate capacity under our credit arrangements to fund the shortfall.

In light of the current economic outlook and commodity prices, we intend to limit our 2009 capital expenditures to a level that can be funded with cash flow from operations, thereby preserving liquidity under our credit arrangements.  Our 2009 capital budget will focus on those projects that we believe will generate and lay the foundation for production growth.  We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.

We continued to hold auction rate securities with a fair value of $68 million. We will continue to attempt to sell these securities every 7-28 days until the auction succeeds, the issuer calls the securities or the securities mature. We currently do not believe that the decrease in the fair value of these investments is permanent or that the failure of the auction mechanism will have a material impact on our liquidity given the amount of our available borrowing capacity under our credit arrangements.

Credit Arrangements.  In June 2007, we entered into a new revolving credit facility that matures in June 2012 and provides for initial loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent. As of September 30, 2008, the largest commitment by a single member of the syndicate was 8% of total commitments.  Total loan commitments may be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility. Subject to compliance with covenants in our credit facility that restrict our ability to incur additional debt, we also have a total of $135 million of borrowing capacity under money market lines of credit with various financial institutions. For a more detailed description of the terms of our credit arrangements, please see Note 4, “Debt – Credit Arrangements,” to our consolidated financial statements appearing earlier in this report.

At October 21, 2008, we had outstanding borrowings of $395 million under our credit arrangements and we had approximately $964 million of available borrowing capacity under our credit arrangements.

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

At September 30, 2008, we had a working capital deficit of $203 million compared to a deficit of $2 million at December 31, 2007. During the first nine months of 2008, we utilized $260 million of our cash and short-term investments on hand at the beginning of 2008 to fund a portion of our capital program and reclassified $75 million of our auction rate securities from short-term to long-term investments. The working capital deficit at September 30, 2008 was somewhat offset by an increase of $69 million in accounts receivable primarily resulting from higher oil and gas prices and increased production.  In addition, at September 30, 2008, we had a net short-term derivative asset of $146 million compared to a net short-term derivative liability of $84 million at December 31, 2007.

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

Our net cash flow from operations was $622 million for the nine months ended September 30, 2008, a decrease of 33% compared to net cash flow from operations of $931 million for the same period in 2007. This decrease is primarily due to the payment of $557 million to reset our 2009 and 2010 crude oil hedging contracts. Even though our nine months ended September 30, 2008 production volumes were impacted by our 2007 property sales, this impact was somewhat offset by higher commodity prices during the first nine months of 2008, increased production from our Mid-Continent and Rocky Mountain divisions and increased liftings in Malaysia.  In addition, our working capital requirements during the nine months ended September 30, 2008 decreased compared to the same period in 2007 as a result of the timing of receivable collections from purchasers, the timing of payments made by us to vendors and other operators and the timing and amount of advances received from our joint operations.

Cash Flows from Investing Activities.  Net cash used in investing activities (both continuing and discontinued) for the nine months ended September 30, 2008 was $1.7 billion compared to $0.9 billion for the same period in 2007.

During the nine months ended September 30, 2008, we:

•	spent $1.8 billion primarily on capital expenditures (including $231 million for acquisitions of oil and gas properties); and

•	purchased investments of $22 million and redeemed investments of $70 million.

During the nine months ended September 30, 2007, we:

•	spent $2.1 billion primarily on capital expenditures (including $578 million for the Rocky Mountain asset acquisition);

•	received proceeds of $1.3 billion from the sale of U.S. oil and gas properties; and

•	purchased investments of $43 million and redeemed investments of $24 million.

Capital Expenditures.  Our capital spending for the first nine months of 2008 was $1.8 billion, a 15% decrease from our $2.1 billion in capital spending during the same period of 2007. These amounts exclude recorded asset retirement costs of $3 million in 2008 and $16 million in 2007. Of the $1.8 billion spent in 2008, we invested $963 million in domestic exploitation and development, $275 million in domestic exploration (exclusive of exploitation and leasehold activity), $346 million in domestic leasehold activity (includes the acquisition of properties in South Texas) and $171 million internationally. Of the $2.1 billion spent in the first nine months of 2007, we invested $1.1 billion in domestic exploitation and development, $182 million in domestic exploration (exclusive of exploitation and leasehold activity), $646 million for acquisitions and domestic leasehold activity (including $578 million for the Rocky Mountain assets acquired from Stone Energy) and $165 million internationally.

Our 2008 capital budget is $2.2 billion.  The budget excludes $115 million of capitalized interest and overhead.  Approximately 35% of the capital budget is allocated to the Mid-Continent, 15% to the Rocky Mountains, 40% to onshore Texas and the Gulf of Mexico and 10% to international projects. Since our 2008 capital budget exceeds forecasted net cash flow from operations, we have made up the shortfall with cash on hand and borrowings under our credit arrangements.  We anticipate funding the remaining $500 million of our 2008 capital program with cash flows from operations and borrowings under our credit arrangements.

In light of the current economic outlook and commodity prices, we intend to limit our 2009 capital expenditures to a level that can be funded with cash flow from operations, thereby preserving liquidity under our credit arrangements.  Our 2009 capital budget, which at this time is expected to be approximately $1.65 billion, will focus on those projects that we believe will generate and lay the foundation for production growth.  We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.  Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

Cash Flows from Financing Activities.  Net cash flow provided by financing activities (both continuing and discontinued) for the first nine months of 2008 was $895 million compared to $25 million of net cash flow provided by financing activities for the same period in 2007.

During the first nine months of 2008, we:

•	borrowed $1.8 billion and repaid $1.5 billion under our credit arrangements;

•	issued $600 million aggregate principal amount of our 7 1/8% Senior Subordinated Notes due 2018 and paid $8 million in associated debt issue costs; and

•	received proceeds of $18 million from the issuance of shares of our common stock upon the exercise of stock options.

During the first nine months of 2007, we:

•	borrowed and repaid $2.9 billion under our credit arrangements;

•	received proceeds of $18 million from the issuance of shares of our common stock upon the exercise of stock options; and

•	received an $8 million tax benefit from the exercise of stock options.

Contractual Obligations

The table below summarizes our significant contractual obligations by maturity as of September 30, 2008.

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In millions)
Debt:
Bank revolving credit facility	$285	$—	$—	$285	$—
7 5/8% Senior Notes due 2011	175	—	175	—	—
6 5/8% Senior Subordinated Notes due 2014	325	—	—	—	325
6 5/8% Senior Subordinated Notes due 2016	550	—	—	—	550
7 1/8% Senior Subordinated Notes due 2018	600	—	—	—	600
Total debt	1,935	—	175	285	1,475

Other obligations:
Interest payments(1)	934	129	249	212	344
Net derivative liabilities (assets)	(286)	(141)	(140)	(5)	—
Asset retirement obligations	68	7	6	6	49
Operating leases	170	95	37	14	24
Deferred acquisition payments	2	2	—	—	—
Oil and gas activities(2)	663	—	—	—	—
Total other obligations	1,551	92	152	227	417
Total contractual obligations	$3,486	$92	$327	$512	$1,892

(1)
Interest associated with our revolving credit facility was calculated using a weighted average interest rate for LIBOR based loans of 4.913% at September 30, 2008 and is included through the maturity of the facility.

(2)
As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data, natural gas transportation and fulfilling other cash commitments. At September 30, 2008, these work-related commitments totaled $663 million and were comprised of $613 million in the United States and $50 million internationally. A significant portion of the United States amount is related to a 10-year firm transportation agreement for our Mid-Continent production. This obligation is subject to the completion of construction and required regulatory approvals of the proposed pipeline. Annual amounts are not included because their timing cannot be accurately predicted.

Oil and Gas Hedging

As part of our risk management program, we generally hedge a substantial, but varying, portion of our anticipated future oil and natural gas production for the next 12-24 months to reduce our exposure to fluctuations in natural gas and oil prices. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions.

While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk.  The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty.  At September 30, 2008, J Aron & Company, Barclay’s Capital, JPMorgan Chase, Bank of America, Bank of Montreal and Citibank N.A. were the counterparties with respect to 84% of our future hedged production.  Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. Historically, a majority of our hedged natural gas and crude oil production has been sold at market prices that have had a high positive correlation to the settlement price for such hedges. With the sale of our Gulf of Mexico shelf production and the corresponding shift in the geographic distribution of our natural gas production, we have begun to utilize basis hedges to a greater extent.

The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.40-$0.60 per MMBtu less than the Henry Hub Index. Realized gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 75-85% of the Henry Hub Index. In light of potential basis risk with respect to our newly acquired Rocky Mountain assets, we have hedged the basis differential for about 50% of our estimated production from proved producing fields acquired from Stone Energy through 2012 to lock in the differential at a weighted average of $1.18 per MMBtu less than the Henry Hub Index. The price we receive for our Gulf Coast oil production typically equals the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains is currently averaging about $15 per barrel below the WTI price. Oil production from the Mid-Continent typically averages 96-98% of the WTI price. Oil sales from our operations in Malaysia typically sell at a slight discount to Tapis, or about 90% of WTI. Oil sales from our operations in China typically sell at $10-$15 per barrel less than the WTI price.

Between September 30, 2008 and October 23, 2008, we entered into additional natural gas price derivative contracts set forth in the table below.

		Weighted Average
	Volume in	NYMEX Contract Price
Period and Type of Contract	MMMBtus	per MMBtu

April 2009 – June 2009
Price swap contracts	1,820	$ 7.59
July 2009 – September 2009
Price swap contracts	1,840	7.59
October 2009 – December 2009
Price swap contracts	4,280	8.41
January 2010 – March 2010
Price swap contracts	5,400	8.55
April 2010 – June 2010
Price swap contracts	1,820	8.01
July 2010 – September 2010
Price swap contracts	1,840	8.01
October 2010
Price swap contracts	620	8.01

New Accounting Standards

In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning January 1, 2009. We are currently evaluating the impact, if any, the statement will have on our consolidated financial statements.

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

Forward-Looking Information

This report contains information that is forward-looking or relates to anticipated future events or results such as planned capital expenditures, the availability and source of capital resources to fund capital expenditures and other plans and objectives for future operations. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. Actual results may vary significantly from those anticipated due to many factors, including:

•	drilling results;

•	oil and gas prices;

•	industry conditions;

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	the availability of refining capacity for crude oil we produce from our Monument Butte Field;

•	the availability of capital resources;

•	labor conditions;

•	severe weather conditions (such as hurricanes); and

•	the other factors affecting our business described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

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

Oil and Gas Prices

We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months as part of our risk management program. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between NYMEX Henry Hub posted prices and those of our physical pricing points. We use hedging to reduce our exposure to fluctuations in natural gas and oil prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage return on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements.  The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. For a further discussion of our hedging activities, see the information under the caption “Oil and Gas Hedging” in Item 2 of this report and the discussion and tables in Note 7, “Commodity Derivative Instruments,” to our consolidated financial statements appearing earlier in this report.

Interest Rates

At September 30, 2008, our debt was comprised of:

	Fixed	Variable
	Rate Debt	Rate Debt
	(In millions)
Bank revolving credit facility	$—	$285
Money market lines of credit	—	—
7 5/8% Senior Notes due 2011(1)	125	50
6 5/8% Senior Subordinated Notes due 2014	325	—
6 5/8% Senior Subordinated Notes due 2016	550	—
7 1/8% Senior Subordinated Notes due 2018	600	—
Total long-term debt	$1,600	$335

(1)
$50 million principal amount of our 7 5/8% Senior Notes due 2011 are subject to interest rate swaps. These swaps provide for us to pay variable and receive fixed interest payments, and are designated as fair value hedges of a portion of our outstanding senior notes.

We consider our interest rate exposure to be minimal because about 83% of our long-term debt, after taking into account our interest rate swaps, is at fixed rates.

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flow, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at September 30, 2008.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended September 30, 2008.

				Maximum Number
				(or Approximate
			Total Number	Dollar Value) of
			of Shares Purchased	Shares that May Yet
	Total Number		as Part of Publicly	Be Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased(1)	Paid per Share	or Programs	Programs
July 1 – July 31, 2008	265	$ 65.57	—	—
August 1 - August 31, 2008	1,084	$ 48.97	—	—
September 1 - September 30, 2008	754	$ 45.55	—	—

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: October 24, 2008	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.