Form 10-K
period 2008-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2009-02-27
CIK 912750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-12534

Newfield Exploration Company
(Exact name of registrant as specified in its charter)

Delaware	72-1133047
(State of incorporation)	(I.R.S. Employer Identification No.)

363 North Sam Houston Parkway East, Suite 100, Houston, Texas (Address of principal executive offices)	77060 (Zip Code)

Registrant’s telephone number, including area code:
281-847-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.5 billion as of June 30, 2008 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

As of February 23, 2009, there were 132,794,710 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held May 7, 2009, which is incorporated by reference to the extent specified in Part III of this Form 10-K.

i

ii

If you are not familiar with any of the oil and gas terms used in this report, we have provided explanations of many of them under the caption “Commonly Used Oil and Gas Terms” at the end of Item 7 of this report. Unless the context otherwise requires, all references in this report to “Newfield,” “we,” “us” or “our” are to Newfield Exploration Company and its subsidiaries. Unless otherwise noted, all information in this report relating to oil and gas reserves and the estimated future net cash flows attributable to those reserves are based on estimates we prepared and are net to our interest. This report contains information that is forward-looking or relates to anticipated future events or results. See “Forward-Looking Information.”

PART I

Item 1.	Business

We are an independent oil and gas company engaged in the exploration, development and acquisition of natural gas and crude oil properties. Our domestic areas of operation include the Anadarko and Arkoma Basins of the Mid-Continent, the Rocky Mountains, onshore Texas and the Gulf of Mexico. We are also active in Malaysia and China.

General information about us can be found at www.newfield.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission. Information contained at our website is not incorporated by reference into this report and you should not consider information contained at our website as part of this report.

Overview

We are a Delaware corporation and were founded in 1989. For the first 10 years of our existence, we focused almost exclusively on the shallow waters of the Gulf of Mexico. In the late 1990s, our operations expanded to other regions. This broadened scope allowed us to gain access to properties and opportunities necessary for continued growth. Today, our asset base and related capital programs are diversified both geographically and by type — offshore and onshore, domestic and international, conventional plays and unconventional “resource” plays in both oil and gas basins; a large inventory of low risk exploitation and development opportunities; and a smaller, but significant, inventory of higher risk, higher reserve potential exploration opportunities.

At year-end 2008, we had proved reserves of 2.95 Tcfe. Those reserves were 72% natural gas and 62% proved developed. As a result of our increasing investments in unconventional “resource” plays in the Mid-Continent and Rocky Mountains and the sale of our shallow water Gulf of Mexico assets in 2007, our reserve life index is now more than 12.5 years.

2008 Proved Reserves by Area	2009 Estimated Production by Area

2.95 TCFE	250 — 260 BCFE

2009 Outlook and Capital Investments

Both oil and gas prices declined rapidly in the second half of 2008. In addition, capital markets are constrained due to global financial and economic conditions. The confluence of these events led us to make some changes in our planned activities and spending levels for 2009. Our diversified portfolio of assets provides us with flexibility in our capital allocation process. We have reduced our original spending plans for 2009 by nearly 30% and expect that our investment levels will match our total 2009 cash flows from operations. Our cash flow assumptions for 2009 assume a positive benefit from our hedging position. For a complete discussion of our hedging activities, a listing of open contracts as of December 31, 2008 and the estimated fair value of these contracts as of that date, see Note 5, “Commodity Derivative Instruments,” to our consolidated financial statements.

Our capital investment plan in 2009 preserves available liquidity, ensures our leverage ratios remain at what we consider to be acceptable levels and provides for the ongoing development of our largest assets. With the expectation that commodity prices could remain low throughout 2009, we reduced our investment levels in basins where oil and gas prices are typically weaker due to the distance from consuming markets and resulting price basis differentials. As an example, we have reduced our gas drilling plans in the Rocky Mountains and allocated more to the Mid-Continent where firm transportation agreements ensure higher realized prices. In our two largest development areas — the Woodford Shale and Monument Butte — substantially all of our acreage is “held by production,” which means that a reduction in our activity levels in those areas will not result in lost opportunities. We also have sold down our interest or taken partners who have agreed to pay a disproportionate share of costs in areas like the deepwater Gulf of Mexico to both reduce our risks and stretch our capital investments. In South Texas, we have significantly reduced our planned exploration expenditures due to project economics at lower commodity prices. In Malaysia, we also were able to defer some of our planned activities and investments into 2010.

Our 2009 capital budget is $1.45 billion, including approximately $130 million of estimated capitalized interest and overhead. We expect our 2009 production to grow 6-10% over 2008 levels. Our planned capital investments include funding projects that will lead to future growth. At our planned level of investments in 2009, we expect to have comparable production growth in 2010. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.

Please see the discussion under “We have substantial capital requirements to fund our business plans, and the current poor conditions generally in the economy and in the financial markets could jeopardize our ability to execute our business plans” and the other disclosures in Item 1A of this report.

“Resource” Plays

At year-end 2008 approximately 65% of our proved reserves were in “resource” plays. As the traditional producing basins in the U.S. have matured, exploration and production has shifted to unconventional “resource” plays. Resource plays typically cover expansive areas, provide multi-year inventories of drilling opportunities and have sustainable lower risk growth profiles. The economics of these plays have been enhanced by continued advancements in drilling and completion technologies. These advancements make resource plays resilient to lower commodity prices. Today, we have two large resource plays — the Woodford Shale in the Arkoma Basin of southeast Oklahoma and Monument Butte in northeast Utah.

Woodford Shale.  Our largest single investment area over the last three years has been the Woodford Shale. Our activities began in this area in 2003. At year-end 2008, we owned an interest in approximately 165,000 net acres. Our average working interest is approximately 60%. Since 2003, we have drilled more than 100 vertical wells and 245 horizontal wells. The Woodford is a shale formation that varies in thickness from 100 — 200 feet throughout our acreage. Our 2008 production was 65% higher than in 2007 and at year-end 2008 was approximately 250 MMcfe/d (gross). Full development of the play will require several thousand wells. Our development program consists of drilling wells on 40 acre spacing and we are drilling an increasing number of horizontal wells with longer lateral completions. A long lateral completion is defined as a horizontal section in the Woodford up to 10,000 feet in length. About 80% of our planned wells in 2009 will be drilled from common surface locations or pads, reducing both costs and our impact on the environment.

Monument Butte.  Our largest asset in the Rocky Mountains is the Monument Butte oil field, located in the Uinta Basin of Utah. The field accounts for approximately 20% of our year-end 2008 proved reserves and encompasses about 184,000 gross acres, including nearly 45,500 net acres added through two ventures with Ute Energy LLC. Our working interest in the field averages 86%. We operate the field and control the timing and pace of our operations. Since we purchased the Monument Butte field in 2004, we have drilled 916 wells and have thousands of remaining infill drilling locations. At year-end 2008, the field had 1,273 productive oil wells and gross daily production of more than 16,500 BOPD.

Our activity levels and production growth in the field are set in accordance with demand for our black wax crude from refiners in the Salt Lake City, Utah area and our ability to obtain drilling permits in a timely manner. About half of our Monument Butte production at year-end 2008 was being sold under firm contracts. Area refiners have added new refining capacity over the past months and we expect that demand for our black wax crude oil will increase. However, in the current economic and capital market environments, there is an increased risk that purchasers of our black wax crude production may fail to satisfy their obligations to us under those contracts. We are working to secure additional long-term agreements with refiners. Please see the discussion under “There is limited refining capacity for our black wax crude oil, and our ability to sell our current production or to increase our production at Monument Butte may be limited by the demand for our crude oil production” in Item 1A of this report.

Granite Wash.  In addition to the Woodford Shale, we are also active in the Granite Wash play (also known as Mountain Front Wash), located in the Anadarko Basin. We drilled our first horizontal well in the Granite Wash in late 2008 and plan several more. We believe that we have 90-100 remaining horizontal drilling locations in the Granite Wash. Our production in the play reached 130 MMcfe/d (gross) in early 2009, a record level. Our largest producing field in the play is Stiles Ranch, where our working interest is predominately 100%.

Williston Basin.  We have a growing position in the Williston Basin and at year-end 2008 had an interest in approximately 470,000 net acres. Our drilling successes in 2008 increased our net production to approximately 2,500 BOPD in mid-February 2009. Targeted geologic formations in the basin include the Three Forks/Sanish, Bakken, Madison, Red River and Duperow.

Green River Basin.  We own interests in 8,000 gross acres (4,000 net acres) in the Pinedale Field, located in Sublette County, Wyoming. We see the potential to drill approximately 120 additional locations as field spacing is decreased to 20 acres and eventually to 10 acres. We operate our activities in Pinedale. We also have an interest in the Jonah field, located in Sublette County, Wyoming, where we have identified about 35 development locations on 10- and 5-acre well spacing.

Conventional Plays

We also have operations in conventional plays in onshore Texas, the Gulf of Mexico and offshore Malaysia and China.

Onshore Texas.  We are active in South Texas, the Val Verde Basin of West Texas and in East Texas. We have a presence in most of the major producing trends in onshore Texas and our gross production was approximately 225 MMcfe/d at year-end 2008. Our drilling program over the last several years has focused on the Wilcox, Vicksburg and Frio plays in South Texas. In these trends, we have an interest in more than 60,000 gross acres primarily in Kenedy, Hidalgo, Brooks and Zapata Counties, including two joint ventures with ExxonMobil. In East Texas, we have an interest in 36,000 net acres.

We have interests in nearly 130,000 gross acres in the Val Verde Basin where prospective drilling targets include the Canyon, Strawn and Ellenberger formations. Our production from the area was approximately 50 MMcfe/d (gross) at year-end 2008 and our working interests range from 50% to 100%.

Gulf of Mexico.  We remain active in the Gulf of Mexico and have growing operations in the deepwater. At year-end 2008, our daily production capacity from the Gulf of Mexico was approximately 50 MMcfe/d (net), which includes about 25 MMcfe/d (net) shut-in due to hurricane repairs. As of December 31, 2008, we owned interests in 76 deepwater leases (approximately 438,000 gross acres) and 26 leases on the shelf.

We have five deepwater field developments underway that are expected to provide future production growth. We have an inventory of prospects acquired primarily through federal lease sales over the last two years. Our deepwater program provides us with significant reserve exposure and represents a substantial component of our ongoing exploration efforts. Our deepwater exploration efforts can be classified into two distinct categories — prospects near existing infrastructure and those requiring stand-alone developments. The prospects located near existing infrastructure are generally smaller and lower risk than those requiring a stand-alone development. We prefer to operate prospects near existing infrastructure with interests ranging from 30 — 70%. Stand-alone developments are generally in water depths greater than 5,500 feet and have longer lead times for development. We often manage our exposure to these higher risk prospects by taking a smaller working interest or selling down our interest to others who have agreed to pay a disproportionate share of drilling costs.

We make selective investments in the shallow water Gulf of Mexico to take advantage of our regional expertise and 3-D seismic data base. We have made four discoveries since late 2007 that are expected to add to our production volumes in 2009 and 2010.

International.  We are active offshore Malaysia and China. Our international production at year-end 2008 was 17,500 BOPD (net), an increase of 175% over 2007. The increase was related primarily to new field developments in Malaysia that commenced production in 2008.

Our activities in Malaysia began in 2004 and in early 2009 we had production of approximately 43,000 BOPD (gross) from seven shallow water oil developments. Our Malaysian concessions include a 50% non-operated interest in PM 318 (435,000 gross acres) and a 60% operated interest in PM 323 (353,000 gross acres). On PM 318, our Abu field commenced production in 2007 and production at year-end 2008 was approximately 14,000 BOPD (gross). Our Puteri field commenced production in the third quarter of 2008 and has the capacity to produce 6,000 — 8,000 BOPD (gross). On PM 323, first production commenced from our East Belumut and Chermingat fields in the third quarter of 2008 and had gross production of about 15,000 BOPD at year-end 2008. In 2008, we signed two new production sharing contracts on shallow water Block SK 310 (1.1 million gross acres) and PM 329 (96,000 gross acres).

We also have interests in deepwater Block 2C offshore Sarawak (1.1 million acres). As of mid-February 2009, we were in the process of drilling a high-risk high-potential deepwater prospect on Block 2C. This is our second of two required commitment wells on this block. We operate the exploratory well with a 40% interest.

In Bohai Bay, China, we have production of 1,800 BOPD (net) through our outside operated interests. We also have three offshore exploration concessions in the South China Sea that cover approximately 3.5 million gross acres. We made an oil discovery on this acreage in 2008 that will require additional drilling to determine its commerciality.

For revenues from and income taxes related to our domestic and international operations, see Note 15, “Segment Information,” and Note 10, “Income Taxes,” to our consolidated financial statements appearing later in this report.

Strategy

The elements of our growth strategy have remained substantially unchanged since our founding and consist of:

•	growing reserves through an active drilling program and select acquisitions;

•	focusing on select geographic areas;

•	controlling operations and costs; and

•	attracting and retaining a quality workforce through equity ownership and other performance-based incentives.

Drilling Program.  The components of our drilling program reflect the significant changes in our asset base over the last few years. An increasing portion of our drilling budget is being allocated to our longer-lived resource plays. Due to our capital allocation plans in 2009, the majority of our wells will be lower risk development wells in our Mid-Continent and Rocky Mountain regions.

Acquisitions.  Acquisitions have consistently been a part of our strategy, particularly when entering new geographic regions. Since 2000, we have completed four significant acquisitions that led to the establishment of focus areas onshore U.S. We will continue to screen for value-adding acquisitions.

Geographic Focus.  We believe that our long-term success requires extensive knowledge of the geologic and operating conditions in the areas where we operate. Therefore, we focus our efforts on a limited number of geographic areas where we can use our core competencies and have a significant influence on operations. Geographic focus also allows more efficient use of capital and personnel.

Control of Operations and Costs.  In general, we prefer to operate our properties. By controlling operations, we can better manage production performance, control operating expenses and capital expenditures, consider the application of technologies and influence timing. At year-end 2008, we operated about 80% of our total net production.

Equity Ownership and Incentive Compensation.  We want our employees to act like owners, so we reward and encourage them through equity ownership and performance-based compensation. A significant portion of our employees’ compensation is tied to profitability. As of February 23, 2009, our employees owned or had options to acquire at least 5% of our outstanding common stock on a diluted basis.

Our Properties and Plans for 2009

Our largest investment regions in 2009 will be the Mid-Continent and the Rocky Mountains. Approximately 43% of the budget is allocated to the Mid-Continent, 17% to the Rocky Mountains, 18% to the Gulf of Mexico, 14% to onshore Texas and 8% to international projects. Our most significant investment projects are detailed below.

Mid-Continent.  Our activities in the Mid-Continent are focused primarily in the Anadarko and Arkoma Basins. As of December 31, 2008, we owned a working interest in more than 750,000 gross acres and approximately 2,000 gross producing wells. This region is characterized by longer-lived natural gas production. For 2009, we plan to invest about $610 million in the Mid-Continent to operate the drilling of about 100 wells.

We plan to invest approximately $450 million of the total Mid-Continent capital budget in the Woodford Shale in 2009. We expect to drill about 80 operated horizontal wells by running 11 rigs throughout the year. Throughout 2008, we increased the length of our lateral completions, adding improved gas recoveries, higher production rates and better overall economics. Although we will run one less rig in 2009 than in 2008, we expect to drill and complete an additional 100,000 feet of Woodford section. Simply stated, we are drilling our wells faster and more efficiently. We expect that the average length of our lateral completions in 2009 will exceed 5,000 feet and that 75% of our planned wells will be drilled from common surface locations or pads. In addition, we also will participate in the drilling of 60 — 70 wells operated by others in this area.

We plan to operate one or two drilling rigs in our Granite Wash play. We recently drilled our first horizontal well in this play and are encouraged by the initial results. We are planning to drill about 10 additional horizontal wells in the field in 2009 and invest $60 — $70 million.

Rocky Mountains.  As of December 31, 2008, we owned an interest in about 1.2 million gross acres and approximately 1,950 gross producing wells. Our assets in the Rockies are nearly 70% oil and have long-lived production. In 2007, we acquired the Rocky Mountain assets of Stone Energy for $578 million, adding 200 Bcfe of proved reserves and exposure to new basins.

We plan to run a three-rig drilling program in 2009 and expect to drill about 150 wells at Monument Butte. This is a 100 well reduction from our 2008 drilling and reflects a reduced capital investment in this long-lived oil field. Because this field is held-by-production, our reduced activity levels will not result in lost opportunities. Our program will focus on continued development of the field on 40 and 20 acre locations. We have an estimated 1,000 locations remaining to drill the field down to 40-acre spacing. We have drilled 128 wells on 20-acre spacing and results indicate that a large portion of the field will be developed on 20-acre spacing. We have an estimated additional 1,000 — 2,500 locations remaining to drill the field down to 20-acre spacing. We will continue to invest on the 45,500 net acres north and adjacent to the Monument Butte field that we have interests in with Ute Energy LLC. As of mid-February 2009, we had drilled more than 45 wells on this acreage and results are consistent with those from our main field.

There is a significant gas resource beneath the shallow producing oil zones at Monument Butte. In 2008, we participated in the drilling of six deep tests to evaluate these gas-bearing formations — the Wasatch, Mesa Verde, Blackhawk, Mancos and Dakota. We were encouraged by our results and believe that the deep gas play will be commercial at higher natural gas prices. We have deferred additional drilling expenditures in the play in 2009 and will study our recently collected data. Our collection of data in 2008 was aided by a deep gas agreement that we signed with Red Technology Alliance. The agreement allowed for promoted exploratory drilling and progressive earning in approximately 71,000 net acres in which we retain a majority interest. Three of the wells we drilled in 2008 were under this agreement. Red Technology Alliance plans to drill several additional wells in this area in 2009 to further define this resource. Approximately 10,000 net acres in the immediate vicinity of our recent deep gas tests were excluded from the agreement with Red Technology Alliance. We drilled three successful operated wells in this area in 2008.

We also have an active program in the Williston Basin. We will maintain a one-rig program in 2009 focused on drilling exploration wells to assess acreage for future development, as well as to drill wells to hold recently acquired acreage through production. To date, we have drilled nine successful wells with production from the Bakken and Three Forks/Sanish formations. During 2009, we expect to drill about 10-12 additional wells and invest about $45 million.

Gulf of Mexico.  Our activities in the Gulf of Mexico are primarily focused on deepwater. Through bidding successes at recent lease sales, we established a large inventory of prospects in the deepwater Gulf of Mexico, which have a 10-year term. As of mid-February 2009, we were in the process of drilling the second of two planned exploration wells. We have five deepwater field developments underway that are expected to grow our production in 2009 through 2012.

Onshore Texas.  As of December 31, 2008, we owned an interest in approximately 400,000 gross acres and about 1,000 gross producing wells onshore Texas. We expect to drill 25 — 30 wells in this region in 2009.

International.  Our international activities are focused offshore Malaysia and China. We plan to invest $95 million in 2009, which includes one deepwater exploratory well in Malaysia and continued development drilling in our shallow water oil fields.

Marketing

Substantially all of our natural gas and oil production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market sensitive prices. For a list of purchasers of our oil and gas production that accounted for 10% or more of our consolidated revenue for the three preceding calendar years, please see Note 1, “Organization and Summary of Significant Accounting Policies — Major Customers,” to our consolidated financial statements. We believe that the loss of any of these purchasers would not have a material adverse effect on us because alternative purchasers are readily available with the exception of purchasers of our Monument Butte field oil production. Due to the higher paraffin content of this production, there is limited refining capacity for it. Please see the discussion under “There is limited refining capacity for our black wax crude oil, and our ability to sell our current production or to increase our production at Monument Butte may be limited by the demand for our crude oil production” in Item 1A of this report.

Competition

Competition in the oil and gas industry is intense, particularly with respect to the hiring and retention of technical personnel, the acquisition of properties and access to drilling rigs and other services in the Gulf of Mexico. For a further discussion, please see the information regarding competition set forth in Item 1A of this report.

Employees

As of February 23, 2009, we had 1,054 employees. All but 95 of our employees were located in the U.S. None of our employees are covered by a collective bargaining agreement. We believe that relationships with our employees are satisfactory.

Regulation

For a discussion of the significant governmental regulations to which our business is subject, please see the information set forth under the caption “Regulation” in Item 7 of this report.

Forward-Looking Information

This report contains information that is forward-looking or relates to anticipated future events or results, such as planned capital expenditures, future drilling plans and programs, expected production rates, the availability and source of capital resources to fund capital expenditures, estimates of proved reserves and the estimated present value of such reserves, our financing plans and our business strategy and other plans and objectives for future operations. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. Actual results may vary significantly from those anticipated due to many factors, including:

•	oil and gas prices;

•	general economic, financial, industry or business conditions;

•	the availability and cost of capital to fund our operations and business strategies;

•	the ability and willingness of current or potential lenders, hedging contract counterparties, customers, and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future;

•	the availability of refining capacity for the crude oil we produce from our Monument Butte field;

•	drilling results;

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	labor conditions;

•	severe weather conditions (such as hurricanes); and

•	the other factors affecting our business described below under the caption “Risk Factors.”

All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. See “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about factors that may affect our businesses and operating results. These factors are not necessarily all of the important factors that could affect us. Use caution and common sense when considering these forward-looking statements. We do not intend to update these statements unless securities laws require us to do so.

Item 1A.	Risk Factors

There are many factors that may affect Newfield’s business and results of operations. You should carefully consider, in addition to the other information contained in this report, the risks described below.

Oil and gas prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse impact on our business.  Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas. Lower prices may reduce the amount of oil and gas that we can economically produce. These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount that we can borrow under our credit facility could be limited by changing expectations of future prices because the amount that we may borrow under our credit facility is determined by our lenders annually each May (and may be redetermined at the option of our lenders in the case of certain acquisitions or divestitures) using a process that takes into account the value of our estimated reserves and hedge position and the lenders’ commodity price assumptions.

Among the factors that can cause fluctuations in oil and gas prices are:

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

We have substantial capital requirements to fund our business plans, and the current poor conditions generally in the economy and in the financial markets could jeopardize our ability to execute our business plans.  Although we have reduced our 2009 capital budget to a level that we believe corresponds with our anticipated 2009 cash flows, since the timing of capital expenditures and the receipt of cash flows do not necessarily match, we anticipate borrowing and repaying funds under our credit arrangements throughout the year. We may have to further reduce capital expenditures and our ability to execute our business plans could be diminished if (1) one or more of the lenders under our existing credit arrangements fail to honor its contractual obligation to lend to us, (2) the amount that we are allowed to borrow under our existing credit facility is reduced as a result of lower oil and gas prices, declines in reserves, lending requirements or for other reasons or (3) our customers or working interest owners default on their obligations to us.

Global credit markets have been, and continue to be, distressed. In this environment, the cost of raising money in the financial markets has increased while the availability of funds from those markets has diminished. In the current environment, many lenders have increased rates, imposed tighter lending standards, refused to refinance existing debt at maturity or on similar terms to existing debt and have reduced or ceased to provide new funding.

In addition, to the extent that purchasers of our production or our working interest owners have difficulty financing their business activities, there could be an increased risk that purchasers of our production may default in their contractual obligations to us or that working interest owners may be unable or unwilling to pay their share of costs as they become due. Although we perform credit analyses on our customers, the general downturn in the economy and tightening of the financial markets could increase the risk that our customers and working interest owners fail to perform.

Our use of oil and gas price hedging contracts may limit future revenues from price increases and involves the risk that our counterparties may be unable to satisfy their obligations to us.  We generally hedge a substantial, but varying, portion of our anticipated future oil and natural gas production for the next 12-24 months as part of our risk management program. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Although the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases.

Hedging transactions also involve the risk that counterparties, which generally are financial institutions, may be unable to satisfy their obligations to us. Although we have entered into hedging contracts with multiple counterparties to mitigate our exposure to any individual counterparty, if any of our counterparties were to default on its obligations to us under the hedging contracts or seek bankruptcy protection, it could have a material adverse effect on our ability to fund our planned activities and could result in a larger percentage of our future production being subject to commodity price changes. In addition, in the current economic environment and tight financial markets, the risk of a counterparty default is heightened and it is possible that fewer counterparties will participate in future hedging transactions, which could result in greater concentration of our exposure to any one counterparty or a larger percentage of our future production being subject to commodity price changes.

To maintain and grow our production and cash flow, we must continue to develop existing reserves and locate or acquire new oil and gas reserves.  We accomplish this through successful drilling programs and the acquisition of properties. However, we may be unable to find, develop or acquire additional reserves or production at an acceptable cost. In addition, these activities require substantial capital expenditures. Although we have reduced our 2009 capital budget to a level that we believe corresponds with our anticipated 2009 cash flows, we anticipate borrowing and repaying funds under our credit arrangements throughout the year to the extent that the timing of capital expenditures and the receipt of cash flows from operations do not match. We anticipate that any cash flow shortfall will be made up with cash on hand and borrowings under our credit arrangements. Lower oil and gas prices or unexpected operating constraints or production difficulties will decrease cash flow from operations and could limit our ability to borrow under our credit arrangements. In addition, in the past, we often have increased our capital budget during the year as a result of acquisitions or successful drilling. Our ability to fund attractive acquisition opportunities and future capital programs may be dependent on our ability to access capital markets. Further or continued volatility in the credit markets could adversely impact our ability to obtain financing at all or on acceptable terms. Because all of our credit arrangements provide for variable interest rates, higher interest rates would also reduce cash flow. For a detailed discussion of our credit arrangements and liquidity, please see “Liquidity and Capital Resources” in Item 7 of this report and Note 9, “Debt,” to our consolidated financial statements in Item 8 of this report.

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

There is limited refining capacity for our black wax crude oil, and our ability to sell our current production or to increase our production at Monument Butte may be limited by the demand for our crude oil production.  Most of the crude oil we produce in the Uinta Basin is known as “black wax” because it has higher paraffin content than crude oil found in most other major North American basins. Due to its wax content, it must remain heated during shipping, so the oil is transported by truck to refiners in the Salt Lake City area. We currently have agreements in place with two area refiners that secure base load sales of approximately 5,000 BOPD through the end of 2009. In the current economic environment and tight financial markets, there is an increased risk that they may fail to satisfy their obligations to us under those contracts. During the fourth quarter of 2008, the largest purchaser of our black wax crude oil failed to pay for certain deliveries of crude oil and filed for bankruptcy protection. Although we continue to sell our black wax crude oil to that purchaser on a short-term basis that provides for more timely cash payments, we cannot guarantee that we will be able to continue to sell to this purchaser or that similar substitute arrangements could be made for sales of our black wax crude oil with other purchasers if desired. We continue to work with refiners to expand the market for our existing black wax crude oil production and to secure additional capacity to allow for production growth. However, without additional refining capacity, our ability to increase production from the field may be limited.

Lower oil and gas prices and other factors resulted in a ceiling test writedown and may in the future result in additional ceiling test writedowns or other impairments.  We capitalize the costs to acquire, find and develop our oil and gas properties under the full cost accounting method. The net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, using period-end oil and gas prices and a 10% discount factor, plus the lower of cost or fair market value for unproved properties. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of the excess to earnings. This is called a “ceiling test writedown.” As of December 31, 2008, we recorded a $1.8 billion ($1.1 billion after-tax) ceiling test writedown. Although a ceiling test writedown does not impact cash flow from operations, it does reduce our stockholders’ equity. Once recorded, a ceiling test writedown is not reversible at a later date even if oil and gas prices increase.

We review the net capitalized costs of our properties quarterly, based on prices in effect (excluding the effect of our hedging contracts that are not designated for hedge accounting) as of the end of each quarter or as of the time of reporting our results. The net capitalized costs of oil and gas properties are computed on a country-by-country basis. Therefore, while our properties in one country may be subject to a writedown, our properties in other countries could be unaffected. We also assess investments in unproved properties periodically to determine whether impairment has occurred.

The risk that we will be required to further write down the carrying value of our oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. We may experience further ceiling test writedowns or other impairments in the future. In addition, any future ceiling test cushion would be subject to fluctuation as a result of acquisition or divestiture activity.

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

The oil and gas business involves many operating risks that can cause substantial losses; insurance may not protect us against all of these risks.  These risks include:

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

Offshore and deepwater operations are subject to a variety of operating risks, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions have in the past, and may in the future, cause substantial damage to facilities and interrupt production. Some of our offshore operations, and most of our deepwater operations, are dependent upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities that we do not own. Necessary infrastructures have been in the past, and may be in the future, temporarily unavailable due to adverse weather conditions or may not be available to us in the future at all or on acceptable terms.

We maintain insurance against some, but not all, of these potential risks and losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not insurable.

Exploration in deepwater involves significant financial risks, and we may be unable to obtain the drilling rigs or support services necessary for our deepwater drilling and development programs in a timely manner or at acceptable rates.  Much of the deepwater play lacks the physical and oilfield service infrastructure necessary for production. As a result, development of a deepwater discovery may be a lengthy process and require substantial capital investment. Because of their size, we may not serve as the operator of significant projects in which we invest. As a result, we may have limited ability to exercise influence over operations related to these projects or their associated costs. Our dependence on the operator and other working interest owners for these deepwater projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital.

In addition, there is limited availability of suitable drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel, and deepwater drilling rigs typically are subject to long-term contracts. This can lead to difficulty and delays in consistently obtaining drilling rigs and other equipment and services at acceptable rates, which, in turn, may lead to projects being delayed or increased costs. This also makes it difficult to estimate the timing of our production.

Competition for experienced technical personnel may negatively impact our operations or financial results.  Our continued drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced explorationists, engineers and other professionals. Despite the recent decline in commodity prices and lower industry activity levels, competition for these professionals remains strong. We are likely to continue to experience increased costs to attract and retain these professionals.

There is competition for available oil and gas properties.  Our competitors include major oil and gas companies, independent oil and gas companies and financial buyers. Some of our competitors may have greater and more diverse resources than we do. High commodity prices and stiff competition for acquisitions have in the past, and may in the future, significantly increase the cost of available properties.

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

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.  Exploration and development and the production and sale of oil and gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

•	the amounts and types of substances and materials that may be released into the environment;

•	response to unexpected releases to the environment;

•	reports and permits concerning exploration, drilling, production and other operations;

•	the spacing of wells;

•	unitization and pooling of properties;

•	calculating royalties on oil and gas produced under federal and state leases; and

•	taxation.

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

Potential regulations regarding climate change could alter the way we conduct our business.  Governments around the world are beginning to address climate change matters. This may result in new environmental regulations that may unfavorably impact us, our suppliers and our customers. The cost of meeting these requirements may have an adverse impact on our financial condition, results of operations and cash flows.

We have risks associated with our non-U.S. operations.  Ownership of property interests and production operations in areas outside the United States is subject to the various risks inherent in international operations. These risks may include:

•	currency restrictions and exchange rate fluctuations;

•	loss of revenue, property and equipment as a result of expropriation, nationalization, war or insurrection;

•	increases in taxes and governmental royalties;

•	renegotiation of contracts with governmental entities and quasi-governmental agencies;

•	changes in laws and policies governing operations of non-U.S. based companies;

•	labor problems; and

•	other uncertainties arising out of foreign government sovereignty over our international operations.

Our international operations also may be adversely affected by the laws and policies of the United States affecting foreign trade, taxation and investment. In addition, if a dispute arises with respect to our international operations, we may be subject to the exclusive jurisdiction of non-U.S. courts or may not be successful in subjecting non-U.S. persons to the jurisdiction of the courts of the United States.

Our certificate of incorporation, bylaws, some of our arrangements with employees and Delaware law contain provisions that could discourage an acquisition or change of control of our company.  Our certificate of incorporation and bylaws contain provisions that may make it more difficult to effect a change of control of our company, to acquire us or to replace incumbent management. In addition, our change of control severance plan and agreements, our omnibus stock plans and our incentive compensation plan contain provisions that provide for severance payments and accelerated vesting of benefits, including accelerated vesting of restricted stock, restricted stock units and stock options, upon a change of control. Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions could discourage or prevent a change of control or reduce the price our stockholders receive in an acquisition of our company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information appearing in Item 1 of this Annual Report is incorporated herein by reference.

Concentration

At year end 2008, 94% of our proved reserves were located in the U.S. and 89% were located onshore. Our 10 largest fields or plays accounted for approximately 79% of our proved reserves at year-end 2008. The largest of those, the Woodford Shale play and the Monument Butte field, accounted for about 48% of our proved reserves and around 33% of the net present value of our proved reserves at December 31, 2008.

Proved Reserves and Future Net Cash Flows

The following table shows our estimated net proved oil and gas reserves and the present value of estimated future after-tax net cash flows related to those reserves as of December 31, 2008.

	Proved Reserves
	Developed	Undeveloped	Total

Domestic:
Oil and condensate (MMBbls)	65	46	111
Gas (Bcf)	1,336	774	2,110
Total proved reserves (Bcfe)	1,727	1,047	2,774
Present value of estimated future after-tax net cash flows (in millions)(1)			$2,545
International:
Oil and condensate (MMBbls)	17	12	29
Gas (Bcf)	—	—	—
Total proved reserves (Bcfe)	100	76	176
Present value of estimated future after-tax net cash flows (in millions)(1)			$384
Total:
Oil and condensate (MMBbls)	82	58	140
Gas (Bcf)	1,336	774	2,110
Total proved reserves (Bcfe)	1,827	1,123	2,950
Present value of estimated future after-tax net cash flows (in millions)(1)			$2,929

(1)	This measure was prepared using year-end oil and gas prices applicable to our reserves and cash flows discounted at 10% per year. Weighted average year-end prices were $4.76 per Mcf for gas and $33.65 per Bbl for oil. This calculation does not include the effects of hedging. For a further description of how this measure is determined, please see “Supplementary Financial Information — Supplementary Oil and Gas Disclosures — Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves” in Item 8 of this report.

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

Drilling Activity

The following table sets forth our drilling activity for each year (other than drilling activity related to our operations in the United Kingdom which were discontinued in 2007) in the three-year period ended December 31, 2008.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
Domestic:
Productive(1)	385	217.4	343	219.0	420	290.5
Nonproductive(2)	20	15.4	24	16.6	36	21.1
International:
China:
Productive(3)	2	1.1	—	—	—	—
Nonproductive(4)	1	1.0	—	—	—	—
Malaysia:
Productive(5)	5	2.6	1	0.6	10	4.9
Nonproductive(6)	—	—	3	2.1	3	1.6
International Total:
Productive	7	3.7	1	0.6	10	4.9
Nonproductive	1	1.0	3	2.1	3	1.6

Exploratory well total	413	237.5	371	238.3	469	318.1

Development wells:
Domestic:
Productive	175	138.2	135	105.7	199	183.2
Nonproductive	4	3.0	2	1.6	3	2.7
International:
China:
Productive	6	0.7	8	1.0	14	1.7
Nonproductive	2	0.2	—	—	—	—
Malaysia:
Productive	7	4.2	3	1.7	—	—
Nonproductive	—	—	—	—	—	—
International Total:
Productive	13	4.9	11	2.7	14	1.7
Nonproductive	2	0.2	—	—	—	—

Development well total	194	146.3	148	110.0	216	187.6

(1)	Includes 38 gross (27.1 net), 19 gross (12 net) and 62 gross (52.6 net) wells in 2008, 2007 and 2006, respectively, that are not exploitation wells.

(2)	Includes 9 gross (7.5 net), 15 gross (8.8 net) and 16 gross (10.8 net) wells in 2008, 2007 and 2006, respectively, that are not exploitation wells.

(3)	Includes 1 gross (1.0 net) well in 2008 that is not an exploitation well.

(4)	This well was not an exploitation well.

(5)	Includes 2 gross (1.1 net) and 2 gross (0.9 net) wells in 2008 and 2006, respectively, that are not exploitation wells.

(6)	Includes 3 gross (2.1 net) and 2 gross (1.1 net) wells in 2007 and 2006, respectively, that are not exploitation wells.

We were in the process of drilling 58 gross (34.1 net) exploratory wells (includes 57 gross (33.1 net) exploitation wells) and six gross (4.9 net) development wells in the United States at December 31, 2008. There were no wells being drilled internationally at December 31, 2008.

Productive Wells

The following table sets forth the number of productive oil and gas wells in which we owned an interest as of December 31, 2008 and the location of, and other information with respect to, those wells.

	Company		Outside		Total
	Operated Wells		Operated Wells		Productive Wells
	Gross	Net	Gross	Net	Gross	Net

Domestic:
Gulf of Mexico:
Oil	—	—	2	0.5	2	0.5
Gas	2	1.3	2	0.6	4	1.9
Montana:
Oil	72	57.3	36	8.1	108	65.4
Gas	—	—	—	—	—	—
North Dakota:
Oil	24	15.2	55	4.3	79	19.5
Gas	—	—	1	—	1	—
Oklahoma:
Oil	294	215.0	51	6.0	345	221.0
Gas	695	520.6	688	114.6	1,383	635.2
Texas:
Oil	28	23.4	16	5.4	44	28.8
Gas	645	575.6	301	119.5	946	695.1
Utah:
Oil	1,309	1,074.1	15	3.5	1,324	1,077.6
Gas	16	11.0	1	0.1	17	11.1
Wyoming:
Oil	100	89.0	14	3.1	114	92.1
Gas	49	29.4	44	9.7	93	39.1
Other domestic:
Oil	1	0.7	—	—	1	0.7
Gas	11	6.6	22	5.3	33	11.9

Total domestic:
Oil	1,828	1,474.7	189	30.9	2,017	1,505.6
Gas	1,418	1,144.5	1,059	249.8	2,477	1,394.3

International:
Offshore China:
Oil	—	—	30	3.6	30	3.6
Offshore Malaysia:
Oil	9	5.4	22	11.0	31	16.4

Total international:
Oil	9	5.4	52	14.6	61	20.0

Total:
Oil	1,837	1,480.1	241	45.5	2,078	1,525.6
Gas	1,418	1,144.5	1,059	249.8	2,477	1,394.3

Total	3,255	2,624.6	1,300	295.3	4,555	2,919.9

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

Acreage Data

As of December 31, 2008, we owned interests in developed and undeveloped oil and gas acreage in the locations set forth in the table below. Domestic ownership interests generally take the form of “working interests” in oil and gas leases that have varying terms. International ownership interests generally arise from participation in production sharing contracts.

	Developed		Undeveloped
	Acres		Acres
	Gross	Net	Gross	Net
	(In thousands)

Domestic:
Gulf of Mexico:
Deepwater	75	16	363	226
Shelf	13	1	96	65
Treasure Project	—	—	294	37

Total Gulf of Mexico	88	17	753	328

Onshore:
Colorado	—	—	78	38
Montana	31	24	430	335
Nevada	—	—	91	91
North Dakota	14	6	180	103
Oklahoma	528	302	203	59
Texas	170	109	231	148
Utah	68	56	245	190
Wyoming	17	12	140	78
Other domestic	21	10	2	—

Total onshore	849	519	1,600	1,042

Total domestic	937	536	2,353	1,370

International:
Offshore Brazil	—	—	121	121
Offshore China	22	3	3,558	3,558
Offshore Malaysia	114	58	2,939	1,197

Total international	136	61	6,618	4,876

Total	1,073	597	8,971	6,246

The table below summarizes by year and geographic area our undeveloped acreage scheduled to expire in the next five years. In most cases, the drilling of a commercial well, or the filing and approval of a development plan or suspension of operations, will hold acreage beyond the expiration date. We own fee mineral interests in 363,402 gross (108,111 net) undeveloped acres. These interests do not expire.

	Undeveloped Acres Expiring
	2009		2010		2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
	(In thousands)

Domestic:
Gulf of Mexico:
Deepwater	6	4	23	9	17	13	52	11	75	54
Shelf	15	7	15	8	6	6	5	5	33	33
Treasure Project	57	6	41	5	5	1	—	—	—	—

Total Gulf of Mexico	78	17	79	22	28	20	57	16	108	87

Onshore:
Colorado	48	9	20	15	6	2	—	—	—	—
Montana	26	6	348	201	147	73	21	7	—	—
North Dakota	50	16	45	15	93	56	12	7	2	1
Oklahoma	46	21	66	30	15	7	—	—	—	—
Texas	66	49	84	48	29	17	10	8	1	1
Utah	12	8	32	27	11	9	24	20	3	3
Other domestic	3	2	16	16	12	10	1	1	1	—

Total onshore	251	111	611	352	313	174	68	43	7	5

Total domestic	329	128	690	374	341	194	125	59	115	92

International:
Offshore China	2,266	2,266	1,292	1,292	—	—	—	—	—	—
Offshore Malaysia	336	168	338	203	1,079	431	—	—	1,187	395

Total international	2,602	2,434	1,630	1,495	1,079	431	—	—	1,187	395

Total	2,931	2,562	2,320	1,869	1,420	625	125	59	1,302	487

Title to Properties

We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. Individual properties may be subject to burdens such as royalty, overriding royalty, carried, net profits, working and other outstanding interests customary in the industry. In addition, interests may be subject to obligations or duties under applicable laws or burdens such as production payments, ordinary course liens incidental to operating agreements and for current taxes, development obligations under crude oil and natural gas leases or capital commitments under production sharing contracts or exploration licenses. As is customary in the industry in the case of undeveloped properties, often little investigation of record title is made at the time of acquisition. Investigations are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

Item 3.	Legal Proceedings

We have been named as a defendant in a number of lawsuits and are involved in various other disputes, all arising in the ordinary course of our business, such as (1) claims from royalty owners for disputed royalty payments, (2) commercial disputes, (3) personal injury claims and (4) property damage claims. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

The following table sets forth the names and ages (as of February 23, 2009) of and positions held by our executive officers. Our executive officers serve at the discretion of our Board of Directors.

			Total Years
			of Service
			with
Name	Age	Position	Newfield

David A. Trice	60	Chairman and Chief Executive Officer and a Director	14
Lee K. Boothby	47	President	9
Terry W. Rathert	56	Senior Vice President and Chief Financial Officer	19
Michael D. Van Horn	57	Senior Vice President — Exploration	2
Mona Leigh Bernhardt	42	Vice President — Human Resources	9
W. Mark Blumenshine	50	Vice President — Land	7
Stephen C. Campbell	40	Vice President — Investor Relations	9
George T. Dunn	51	Vice President — Mid-Continent	16
John H. Jasek	39	Vice President — Gulf of Mexico	9
James J. Metcalf	51	Vice President — Drilling	13
Gary D. Packer	46	Vice President — Rocky Mountains	13
William D. Schneider	57	Vice President — Onshore Gulf Coast and International	20
Mark J. Spicer	49	Vice President — Information Technology	8
James T. Zernell	51	Vice President — Production	11
John D. Marziotti	45	General Counsel and Secretary	5
Brian L. Rickmers	40	Controller and Assistant Secretary	15
Susan G. Riggs	51	Treasurer	11

The executive officers have held the positions indicated above for the past five years, except as follows:

David A. Trice was appointed Chairman of the Board of our company in September 2004. From October 2007 to February 5, 2009, Mr. Trice also served as President of our company. Mr. Trice announced that he will retire as our Chief Executive Officer at the annual meeting of our stockholders on May 7, 2009.

Lee K. Boothby was promoted to his present position on February 5, 2009. Our Board of Directors has announced that it expects to name Mr. Boothby to the additional role of Chief Executive Officer effective at the annual meeting on May 7, 2009. Prior to February 5, 2009, Mr. Boothby served as Senior Vice President — Acquisitions & Business Development since October 2007. He managed our Mid-Continent operations from February 2002 to October 2007, and was promoted from General Manager to Vice President in November 2004.

Terry W. Rathert was promoted from Vice President to Senior Vice President in November 2004, and also served as Secretary of our company until May 2008.

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

Mona Leigh Bernhardt was promoted from Manager to Vice President in December 2005.

W. Mark Blumenshine was promoted from Manager to Vice President in December 2005.

Stephen C. Campbell was promoted from Manager to Vice President in December 2005.

George T. Dunn was named Vice President — Mid-Continent in October 2007. He managed our onshore Gulf Coast operations from 2001 to October 2007, and was promoted from General Manager to Vice President in November 2004.

John H. Jasek was reappointed as Vice President — Gulf of Mexico in December 2008. Prior to that, he served as Vice President — Gulf Coast since October 2007 and became the manager of our onshore Gulf Coast operations at that time. He previously managed our Gulf of Mexico operations from March 2005 until October 2007, and was promoted from General Manager to Vice President in November 2006. Prior to March 2005, he was a Petroleum Engineer in the Western Gulf of Mexico.

James J. Metcalf was promoted from Manager to Vice President in December 2005.

Gary D. Packer was promoted from Gulf of Mexico General Manager to Vice President — Rocky Mountains in November 2004. Our Board of Directors has announced that it expects to promote Mr. Packer to the position of Executive Vice President and Chief Operating Officer effective at the annual meeting of our stockholders on May 7, 2009.

William D. Schneider was named Vice President — Onshore Gulf Coast and International in December 2008. He has managed our international operations since May 2000.

Mark J. Spicer was promoted from Manager to Vice President in December 2005.

James T. Zernell was promoted from Manager to Vice President in December 2005.

John D. Marziotti was promoted to General Counsel in August 2007 and was named Secretary in May 2008. From November 2003, when he joined our company, until August 2007 he held the position of Legal Counsel. Prior to joining us, he was a shareholder of the law firm of Strasburger & Price, LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “NFX.” The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low

2007
First Quarter	$45.36	$39.30
Second Quarter	54.28	41.15
Third Quarter	58.08	41.82
Fourth Quarter	55.00	46.98
2008
First Quarter	$57.75	$44.15
Second Quarter	69.77	51.88
Third Quarter	68.31	28.00
Fourth Quarter	31.28	15.45
2009
First Quarter (through February 23, 2009)	$24.29	$17.43

On February 23, 2009, the last reported sales price of our common stock on the NYSE was $17.68 per share. As of that date, there were approximately 2,530 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We intend to retain earnings for the future operation and development of our business. Any future cash dividends to holders of our common stock would depend on future earnings, capital requirements, our financial condition and other factors determined by our Board of Directors. The covenants contained in our credit facility and in the indentures governing our 6 5/8% Senior Subordinated Notes due 2014 and 2016 and our 7 1/8% Senior Subordinated Notes due 2018 could restrict our ability to pay cash dividends.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended December 31, 2008.

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	Total Number of		as Part of Publicly	Shares that May Yet
	Shares	Average Price	Announced Plans	be Purchased Under
Period	Purchased(1)	Paid per Share	or Programs	the Plans or Programs

October 1 — October 31, 2008	867	$30.28	—	—
November 1 — November 30, 2008	4,804	20.76	—	—
December 1 — December 31, 2008	1,159	20.37	—	—

Total	6,830	$21.90	—	—

(1)	All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Stockholder Return Performance Presentation

The performance presentation shown below is being furnished pursuant to applicable rules of the SEC. As required by these rules, the performance graph was prepared based upon the following assumptions:

•	$100 was invested in our common stock, the S&P 500 Index and our “peer group” on December 31, 2003 at the closing price on such date;

•	investment in our peer group was weighted based on the stock market capitalization of each individual company within the peer group at the beginning of the period; and

•	dividends were reinvested on the relevant payment dates.

Our peer group consists of Anadarko Petroleum Corporation, Apache Corporation, Bill Barrett Corporation, Cabot Oil & Gas Corporation, Chesapeake Energy Corporation, EOG Resources, Inc., Forest Oil Corporation, Murphy Oil Corporation, Noble Energy, Inc., Pioneer Natural Resources Company, Range Resources Corporation, St. Mary Land & Exploration Company, Stone Energy Corporation, Swift Energy Company and XTO Energy Inc.

Total Return Analysis	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Newfield Exploration Company	$100.00	$132.57	$224.80	$206.27	$236.61	$88.67
Peer Group	$100.00	$132.30	$204.27	$196.72	$293.74	$177.99
S&P 500	$100.00	$110.85	$116.29	$134.50	$141.80	$89.35

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per share data)

Income Statement Data:
Oil and gas revenues	$2,225	$1,783	$1,673	$1,762	$1,350
Income (loss) from continuing operations	(373)	172	610	342	331
Net income (loss)	(373)	450	591	348	312
Earnings (loss) per share:
Basic —
Income (loss) from continuing operations	(2.88)	1.35	4.82	2.73	2.84
Net income (loss)	(2.88)	3.52	4.67	2.78	2.68
Diluted —
Income (loss) from continuing operations	(2.88)	1.32	4.73	2.68	2.79
Net income (loss)	(2.88)	3.44	4.58	2.73	2.63
Weighted average number of shares outstanding for basic earnings per share	129	128	127	125	117
Weighted average number of shares outstanding for diluted earnings per share	129	131	129	128	119
Cash Flow Data:
Net cash provided by continuing operating activities	$854	$1,166	$1,392	$1,119	$1,006
Net cash used in continuing investing activities	(2,253)	(865)	(1,552)	(1,015)	(1,584)
Net cash provided by (used in) continuing financing activities	1,173	(117)	174	(124)	613
Balance Sheet Data (at end of period):
Total assets	$7,305	$6,986	$6,635	$5,081	$4,327
Long-term debt	2,213	1,050	1,048	870	992
Reserve Data (at end of period):
Proved reserves:
Oil and condensate (MMBbls)	140	114	114	102	91
Gas (Bcf)	2,110	1,810	1,586	1,391	1,241
Total proved reserves (Bcfe)	2,950	2,496	2,272	2,001	1,784
Present value of estimated future after-tax net cash flows	$2,929	$4,531	$3,447	$5,053	$3,602

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Prices.  Prices for oil and gas fluctuate widely and, recently, declined materially. Oil and gas prices affect:

•	the amount of cash flow available for capital expenditures;

•	our ability to borrow and raise additional capital;

•	the quantity of oil and gas that we can economically produce; and

•	the accounting for our oil and gas activities including among other items, the determination of ceiling test writedowns.

Any continued and extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital. Please see the discussion under “Lower oil and gas prices and other factors resulted in a ceiling test writedown and may in the future result in additional ceiling test writedowns or other impairments” in Item 1A of this report and “— Liquidity and Capital Resources” below.

As part of our risk management program, we generally hedge a substantial, but varying, portion of our anticipated future oil and gas production. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs.

Reserve Replacement.  To maintain and grow our production and cash flow, we must continue to develop existing reserves and locate or acquire new oil and gas reserves to replace those being depleted by production. Please see the “Supplementary Financial Information — Supplementary Oil and Gas Disclosures — Estimated Net Quantities of Proved Oil and Gas Reserves” in Item 8 of this report for the change in our total net proved reserves during the three-year period ended December 31, 2008. Substantial capital expenditures are required to find, develop and acquire oil and gas reserves.

Significant Estimates.  We believe the most difficult, subjective or complex judgments and estimates we must make in connection with the preparation of our financial statements are:

•	the quantity of our proved oil and gas reserves;

•	the timing of future drilling, development and abandonment activities;

•	the cost of these activities in the future;

•	the fair value of the assets and liabilities of acquired companies;

•	the fair value of our financial instruments including derivative positions; and

•	the fair value of stock-based compensation.

Accounting for Hedging Activities.  We do not designate price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. As of December 31, 2008, we had derivative assets of $908 million, of which 60% was measured based upon our valuation model and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments. We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. Please see “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” and Note 5, “Commodity Derivative Instruments,” and Note 8, “Fair Value Measurements,” to our consolidated financial statements appearing later in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

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

Please see Note 3, “Discontinued Operations,” Note 4, “Oil and Gas Assets,” and Note 5, “Commodity Derivative Instruments,” to our consolidated financial statements appearing later in this report for a discussion regarding these transactions.

Revenues.  All of our revenues are derived from the sale of our oil and gas production. The effects of the settlement of hedges designated for hedge accounting are included in revenue, but those not so designated have no effect on our reported revenues. Beginning in the fourth quarter of 2005, we elected not to designate any future price risk management activities as accounting hedges under SFAS No. 133. As a result, none of our outstanding hedging contracts as of December 31, 2008 are designated for hedge accounting and the settlement of all hedging contracts during 2008 had no effect on reported revenues. However, revenues for the years ended December 31, 2007 and 2006 include losses on the settlement of hedging contracts designated for hedge accounting of $7 million and $41 million, respectively. Please see Note 5, “Commodity Derivative Instruments,” to our consolidated financial statements appearing later in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

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

Revenues of $2.2 billion for 2008 were 25% higher than 2007 revenues due to higher oil production and higher average realized prices for oil and gas partially offset by lower gas production. Revenues of $1.8 billion for 2007 were 7% higher than 2006 revenues due to higher oil production and higher average realized oil prices offset by lower gas production and lower average realized gas prices.

	Year Ended December 31,
	2008	2007	2006

Production(1):
Domestic:
Natural gas (Bcf)	172.9	192.8	198.7
Oil and condensate (MBbls)	6,136	6,501	6,218
Total (Bcfe)	209.8	231.8	236.0
International:
Natural gas (Bcf)	—	—	—
Oil and condensate (MBbls)	4,439	2,258	1,097
Total (Bcfe)	26.6	13.5	6.6
Total:
Natural gas (Bcf)	172.9	192.8	198.7
Oil and condensate (MBbls)	10,575	8,759	7,315
Total (Bcfe)	236.4	245.3	242.6
Average Realized Prices(2):
Domestic:
Natural gas (per Mcf)	$7.65	$6.33	$6.47
Oil and condensate (per Bbl)	86.84	61.32	51.40
Natural gas equivalent (per Mcfe)	8.85	6.98	6.80
International:
Natural gas (per Mcf)	$—	$—	$—
Oil and condensate (per Bbl)	82.03	69.21	56.58
Natural gas equivalent (per Mcfe)	13.67	11.53	9.43
Total:
Natural gas (per Mcf)	$7.65	$6.33	$6.47
Oil and condensate (per Bbl)	84.82	63.35	52.18
Natural gas equivalent (per Mcfe)	9.39	7.23	6.87

(1)	Represents volumes lifted and sold regardless of when produced.

(2)	Average realized prices only include the effects of hedging contracts that are designated for hedge accounting. Had we included the effects of contracts not so designated, our average realized price for total gas would have been $7.12, $7.62 and $7.22 per Mcf for 2008, 2007 and 2006, respectively. Our total oil and condensate average realized price would have been $69.13, $55.04, and $50.25 per Bbl for 2008, 2007 and 2006, respectively. Without the effects of any hedging contracts, our average realized prices for 2008, 2007 and 2006 would have been $7.65, $6.33 and $6.42 per Mcf, respectively, for gas and $84.82, $64.12 and $59.13 per barrel, respectively, for oil. All amounts for the year ended December 31, 2008 exclude the cash payments totaling $502 million to reset our 2009 and 2010 crude oil hedges.

Domestic Production.  Reported total domestic production for the three years ended December 31, 2008 was significantly impacted by the sale of our shallow water Gulf of Mexico assets in August 2007. As a result, our 2008 domestic gas and oil production (stated on a natural gas equivalent basis) decreased 9% from 2007. In addition, 2008 was negatively impacted by the deferral of approximately 5 Bcfe related to the 2008 hurricanes in the Gulf of Mexico. Production from our acquisition of Stone Energy Corporation’s Rocky Mountain assets in June 2007 partially offset the impact of the hurricanes. Without the impact of the Gulf of Mexico asset sale and the Rocky Mountain asset acquisition, our total 2008 gas and oil production increased 20% from 2007 due to increased production in our Mid-Continent and Rocky Mountain divisions as a result of continued successful drilling efforts.

Our 2007 domestic gas and oil production (stated on a natural gas equivalent basis) decreased 2% from 2006. Our 2007 natural gas production decreased 3% from 2006 levels primarily as a result of the sale of our shallow water Gulf of Mexico assets in August 2007 partially offset by an increase in production in the Mid-Continent as a result of successful drilling efforts, and in the Rocky Mountains as a result of our asset acquisition there in June 2007. Our 2006 Gulf of Mexico production was negatively impacted (16 Bcfe) by production deferrals related to the hurricanes in the Gulf of Mexico in 2005. Our 2007 domestic oil and condensate production increased 5% over 2006 primarily due to increased sales from our Monument Butte field.

International Production.  Our 2008 international oil production (stated on a natural gas equivalent basis) increased 97% over 2007 primarily due to new field developments on PM 318 and PM 323 in Malaysia. Our 2007 international oil and gas production increased 106% from 2006 primarily due to the commencement of liftings in China in August 2006 and from our Abu field in Malaysia in July 2007 and the timing of liftings of oil production in Malaysia and China.

Operating Expenses.  We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis. However, because of the previously noted significant transactions during 2008 and 2007 and the significant year over year increases in our international production, period to period comparisons are difficult. For example, offshore Gulf of Mexico properties typically have significantly higher lease operating costs relative to onshore properties and offshore production is not subject to production taxes but onshore production is subject to these taxes.

Year ended December 31, 2008 compared to December 31, 2007

The following table presents information about our operating expenses for each of the years in the two-year period ended December 31, 2008.

	Unit-of-Production			Total Amount
	Year Ended		Percentage	Year Ended		Percentage
	December 31,		Increase	December 31,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Per Mcfe)			(In millions)

Domestic:
Lease operating	$1.00	$1.21	(17)%	$210	$281	(25)%
Production and other taxes	0.29	0.31	(6)%	60	73	(17)%
Depreciation, depletion and amortization	2.84	2.78	2%	597	643	(7)%
General and administrative	0.65	0.65	—	136	150	(9)%
Ceiling test and other impairments	8.54	—	100%	1,792	—	100%
Other	0.02	—	100%	4	—	100%

Total operating expenses	13.34	4.95	169%	2,799	1,147	144%
International:
Lease operating	$2.05	$2.41	(15)%	$55	$33	68%
Production and other taxes	3.64	2.10	73%	97	28	241%
Depreciation, depletion and amortization	3.77	2.85	32%	100	39	160%
General and administrative	0.18	0.35	(49)%	5	5	(2)%
Ceiling test writedown	2.66	—	100%	71	—	100%

Total operating expenses	12.30	7.71	60%	328	105	214%
Total:
Lease operating	$1.12	$1.28	(13)%	$265	$314	(15)%
Production and other taxes	0.66	0.41	61%	157	101	56%
Depreciation, depletion and amortization	2.95	2.78	6%	697	682	2%
General and administrative	0.60	0.63	(5)%	141	155	(9)%
Ceiling test and other impairments	7.88	—	100%	1,863	—	100%
Other	0.01	—	100%	4	—	100%

Total operating expenses	13.22	5.10	159%	3,127	1,252	150%

Domestic Operations.  Our domestic operating expenses for 2008, stated on an Mcfe basis, increased 169% over 2007 due primarily to a full cost ceiling test writedown and goodwill impairment charge. The components of the period to period change are as follows:

•	Lease operating expense (LOE) decreased 17% per Mcfe due to the sale of our shallow water Gulf of Mexico properties in August 2007, which had relatively high LOE per Mcfe. Our 2007 LOE was adversely impacted by repair expenditures of $52 million ($0.22 per Mcfe) related to the 2005 storms. Without the impact of the repair expenditures related to the 2005 Hurricanes Katrina and Rita, our 2007 LOE would have been $0.99 per Mcfe. The decrease in LOE was partially offset by higher operating costs in 2008 for all our operations.

•	Production and other taxes decreased 6% per Mcfe due to refunds of $35 million ($0.17 per Mcfe) related to production tax exemptions on some of our onshore wells recorded during 2008 compared to refunds of $8 million ($0.04 per Mcfe) recorded during 2007. The benefit of the refunds was partially offset by increased commodity prices and increased production from our Mid-Continent and Rocky Mountain operations, which are subject to production taxes, and the sale of our Gulf of Mexico properties, which were not subject to production taxes.

•	Our depreciation, depletion and amortization (DD&A) rate increased 2% per Mcfe while total DD&A expense decreased 7% period over period primarily due to the sale of our Gulf of Mexico properties in August 2007. The increase in the DD&A rate per Mcfe was due to higher cost reserve additions. This increase was partially offset by a decrease in accretion expense due to the significant reduction in our asset retirement obligation following the sale of our Gulf of Mexico properties.

•	General and administrative (G&A) expense per Mcfe remained flat period over period while total G&A expense decreased 9% over 2007. The decrease in total G&A expense was primarily due to a 2007 litigation settlement reserve associated with a statewide royalty owner class action lawsuit in Oklahoma which was partially offset by increased employee related expenses in 2008 due to our increased domestic workforce. During 2008, we capitalized $49 million ($0.23 per Mcfe) of direct internal costs as compared to $49 million ($0.21 per Mcfe) in 2007.

•	In 2008, we recorded a ceiling test writedown of $1.7 billion ($8.25 per Mcfe) due to significantly lower oil and gas commodity prices at year-end 2008. We also recorded a goodwill impairment charge of $62 million ($0.29 per Mcfe) due to the significant decline in oil and gas commodity prices and the recent decline in our market capitalization.

•	Other expenses for 2008 includes the reversal of a portion of accrued business interruption insurance claims related to 2005 Hurricane Ivan that during 2008 were determined to be uncollectible.

International Operations.  Our international operating expenses for 2008, stated on an Mcfe basis, increased 60% over the same period of 2007 primarily due to higher production taxes and a full cost ceiling test writedown in Malaysia. The components of the period to period change are as follows:

•	LOE decreased 15% per Mcfe while total LOE increased 68% over 2007. The decrease on a per unit basis resulted from increased liftings in Malaysia. The increase in total LOE was primarily due to new field developments on PM 318 and PM 323 and higher operating costs in Malaysia.

•	Production and other taxes increased significantly in 2008 due to an increase in the tax rate per unit for our oil lifted and sold in Malaysia as a result of substantially higher oil prices during 2008.

•	The DD&A rate in 2008 increased as a result of higher cost reserve additions in Malaysia.

•	G&A expense decreased 49% per Mcfe primarily due to increased production in Malaysia during 2008.

•	In 2008, we recorded a ceiling test writedown of $71 million associated with our operations in Malaysia due to significantly lower oil prices at year-end 2008.

Year ended December 31, 2007 compared to December 31, 2006

The following table presents information about our operating expenses for each of the years in the two-year period ended December 31, 2007.

	Unit-of-Production			Total Amount
	Year Ended		Percentage	Year Ended		Percentage
	December 31,		Increase	December 31,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Per Mcfe)			(In millions)

Domestic:
Lease operating	$1.21	$1.11	9%	$281	$261	7%
Production and other taxes	0.31	0.21	48%	73	49	48%
Depreciation, depletion and amortization	2.78	2.59	7%	643	611	5%
General and administrative	0.65	0.49	33%	150	116	31%
Other	—	(0.04)	100%	—	(11)	100%

Total operating expenses	4.95	4.36	14%	1,147	1,026	12%
International:
Lease operating	$2.41	$2.22	9%	$33	$15	123%
Production and other taxes	2.10	1.77	19%	28	12	143%
Depreciation, depletion and amortization	2.85	1.96	45%	39	13	199%
General and administrative	0.35	0.44	(20)%	5	2	64%
Ceiling test writedown	—	0.94	(100)%	—	6	(100)%

Total operating expenses	7.71	7.33	5%	105	48	116%
Total:
Lease operating	$1.28	$1.14	12%	$314	$276	14%
Production and other taxes	0.41	0.25	64%	101	61	67%
Depreciation, depletion and amortization	2.78	2.57	8%	682	624	9%
General and administrative	0.63	0.48	31%	155	118	32%
Ceiling test writedown	—	0.03	(100)%	—	6	(100)%
Other	—	(0.04)	100%	—	(11)	100%

Total operating expenses	5.10	4.43	15%	1,252	1,074	17%

Domestic Operations.  Our total domestic operating expenses for 2007, stated on an Mcfe basis, increased 14% over 2006. The period to period change was primarily related to the following items:

•	LOE in 2007 was adversely impacted by higher operating costs for all of our operations and ongoing repair expenditures of $52 million ($0.22 per Mcfe) related to the 2005 storms. The increase was offset by the sale of all of our producing properties in the shallow water Gulf of Mexico in August 2007, which properties have relatively high LOE per Mcfe. Without the impact of the repair expenditures related to the 2005 storms, our 2007 LOE would have been $0.99 per Mcfe. Our 2006 LOE was negatively impacted by the difference ($0.07 per Mcfe) between insurance proceeds received from the settlement of claims related to the 2005 storms and actual repair expenditures during 2006. Without the impact of the costs related to the repairs for the 2005 storms in excess of our insured amounts, our 2006 LOE would have been $1.04 per Mcfe.

•	Production and other taxes in 2007 increased $0.10 per Mcfe because of an increase in the proportion of our production subject to taxes as a result of increased production from our Mid-Continent and Rocky Mountain operations and the Gulf of Mexico property sale. In addition, during 2006, we recorded refunds of $18 million ($0.07 per Mcfe) related to production tax exemptions on certain high cost gas wells, compared to refunds of only $8 million ($0.04 per Mcfe) recorded during 2007.

•	The increase in our DD&A rate resulted from higher cost reserve additions, offset by the proceeds from the Gulf of Mexico property sale and the sale of our coal bed methane assets in the Cherokee Basin. The component of DD&A associated with accretion expense related to our asset retirement obligation was $0.04 per Mcfe for 2007 and $0.06 per Mcfe for 2006. The decrease in accretion expense is due to the significant reduction in our asset retirement obligation resulting from the Gulf of Mexico property sale. Please see Note 1, “Organization and Summary of Significant Accounting Policies — Accounting for Asset Retirement Obligations,” to our consolidated financial statements.

•	G&A expense increased $0.16 per Mcfe in 2007 due to additional bonus expense of $17 million ($0.07 per Mcfe) under our incentive compensation plan associated with the gain from the sale of our interests in the U.K. North Sea, an increase in a litigation settlement reserve associated with a statewide royalty owner class action lawsuit in Oklahoma and continued growth in our workforce. During 2007, we capitalized $49 million ($0.21 per Mcfe) of direct internal costs as compared to $40 million ($0.17 per Mcfe) in 2006. Capitalized direct internal costs in 2007 include $5 million ($0.02 per Mcfe) related to additional bonus expense associated with the U.K. North Sea sale.

•	Other expenses for 2006 include the following items:

•	In 2006, we redeemed all $250 million principal amount of our 8 3/8% Senior Subordinated Notes due 2012. We recorded a charge for the $19 million early redemption premium we paid and a charge of $8 million for the remaining unamortized original issuance costs for the notes.

•	In 2006, we recorded a $37 million benefit from our business interruption insurance coverage relating to the disruptions to our operations caused by the 2005 hurricanes.

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

Interest Expense.  The following table presents information about interest expense for each of the years in the three-year period ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Gross interest expense:
Credit arrangements	$10	$14	$3
Senior notes	13	23	24
Senior subordinated notes	87	59	57
Other	2	6	3

Total gross interest expense	112	102	87
Capitalized interest	(60)	(47)	(44)

Net interest expense	$52	$55	$43

The increase in gross interest expense in 2008 resulted primarily from the May 2008 issuance of $600 million principal amount of our 7 1/8% Senior Subordinated Notes due 2018.

The increase in gross interest expense in 2007 resulted primarily from higher debt levels outstanding under our credit arrangements as compared to 2006. Prior to the sale of our shallow water Gulf of Mexico assets, we financed our capital shortfall and our acquisition of Stone Energy’s Rocky Mountain assets with cash on hand and borrowings under our credit arrangements. Following the sale, we repaid all of our outstanding borrowings under our credit arrangements and $125 million principal amount of our 7.45% Senior Notes that became due in October 2007.

We capitalize interest with respect to our unproved properties. Interest capitalized during 2008 increased over 2007 due to an increase in our unproved property base primarily as a result of the Rocky Mountain asset acquisition in June 2007.

Commodity Derivative Income (Expense).  Commodity derivative income during 2008 increased $596 million over the expense recognized in 2007. However, the change in commodity derivative income (expense) between 2007 and 2006 was an increase in commodity derivative expense of $577 million. The significant fluctuation in these amounts from year to year is due to the extreme volatility of crude oil and natural gas prices during these periods.

Taxes.  The effective tax rates for the years ended December 31, 2008, 2007 and 2006 were 30%, 41% and 36%, respectively. Our effective tax rate was different than the federal statutory tax rate for all three years primarily due to deductions that do not generate tax benefits, state income taxes and the differences between international and U.S. federal statutory rates. Our effective tax rate for 2008 decreased because we were not able to recognize the full tax benefit associated with the $71 million ceiling test writedown in Malaysia and the $62 million goodwill impairment did not generate a tax benefit. Our effective tax rate for 2007 increased from 2006 levels due to $26 million of interest income on intercompany loans to our international subsidiaries that was included in the determination of U.S. federal income taxes. However, the related intercompany interest expense was recognized by several of our international subsidiaries that are located in non-taxing international jurisdictions.

Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Liquidity and Capital Resources

We must find new and develop existing reserves to maintain and grow our production and cash flow. We accomplish this through successful drilling programs and the acquisition of properties. These activities require substantial capital expenditures. Lower prices for oil and gas may reduce the amount of oil and gas that we can economically produce, and can also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as further described below.

We establish a capital budget at the beginning of each calendar year. In light of the current economic outlook and commodity price environment, we intend to limit our 2009 capital expenditures to $1.45 billion, which is a level that we expect can be funded with cash flow from operations, thereby preserving liquidity under our credit arrangements. Our 2009 capital budget focuses on those projects that we believe will generate and lay the foundation for production growth. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.

Although we have reduced our 2009 capital budget to a level that we believe corresponds with our anticipated 2009 cash flows, the timing of capital expenditures and the receipt of cash flows do not necessarily match, and we anticipate borrowing and repaying funds under our credit arrangements throughout the year. For example, our planned capital expenditures are front-end loaded and we expect to outspend cash flows in the first half of the year. We may have to further reduce capital expenditures and our ability to execute our business plans could be diminished if (1) one or more of the lenders under our existing credit arrangements fail to honor its contractual obligation to lend to us, (2) the amount that we are allowed to borrow under our existing credit facility is reduced as a result of lower oil and gas prices, declines in reserves, lending requirements or for other reasons or (3) our customers or working interest owners default on their obligations to us.

We continue to hold auction rate securities with a fair value of $59 million. We will attempt to sell these securities every 7-28 days until the auction succeeds, the issuer calls the securities or the securities mature. We currently do not believe that the decrease in the fair value of these investments is permanent or that the failure of the auction mechanism will have a material impact on our liquidity given the amount of our available borrowing capacity under our credit arrangements. See Note 8, “Fair Value Measurements” for more information regarding the auction rate securities.

Credit Arrangements.  We have a revolving credit facility that matures in June 2012 and provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase as agent. As of December 31, 2008, the largest commitment was 16% of total commitments. However, the amount that we can borrow under the facility could be limited by changing expectations of future oil and gas prices because the amount that we may borrow under the facility is determined by our lenders annually each May (and may be redetermined at the option of our lenders in the case of certain acquisitions or divestitures) using a process that takes into account the value of our estimated reserves and hedge position and the lenders’ commodity price assumptions.

In the future, total commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility. In addition, subject to compliance with covenants in our credit facility that restrict our ability to incur additional debt, we also have a total of $135 million of borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions. For a more detailed description of the terms of our credit arrangements, please see Note 9, “Debt,” to our consolidated financial statements appearing later in this report.

At February 23, 2009, we had outstanding borrowings of $629 million under our $1.25 billion credit facility and $26 million outstanding under our money market lines of credit and we had approximately $703 million of available borrowing capacity under our credit arrangements.

Working Capital.  Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements and changes in the fair value of our outstanding commodity derivative instruments. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital because our capital spending generally has exceeded our cash flows from operations and we generally use excess cash to pay down borrowings under our credit arrangements. For the full year 2009, we expect that our capital spending plans will match our total cash flows from operations.

At December 31, 2008, we had positive working capital of $121 million. During 2008, we used $271 million of cash and short-term investments on hand at the beginning of 2008 to fund a portion of our capital program and reclassified $75 million of our auction rate securities from short-term to long-term investments. In addition, at December 31, 2008, we had a net derivative asset of $663 million compared to a net derivative liability of $84 million at December 31, 2007. These working capital increases were partially offset by a change in our net current deferred tax position. Our net current deferred tax position was a liability of $226 million at December 31, 2008 compared to an asset of $35 million at December 31, 2007.

At December 31, 2007, we had a working capital deficit of $2 million compared to a working capital deficit of $272 million at the end of 2006. Our current assets at December 31, 2007, include $370 million of cash and short-term investments remaining from the proceeds of our 2007 property sales compared to $90 million at the end of 2006. Our working capital position at December 31, 2007 was positively affected by a reduction in our asset retirement obligation of $30 million due to the sale of our shallow water Gulf of Mexico assets. At December 31, 2007, our working capital deficit included a net derivative liability of $84 million compared to a net derivative asset of $200 million at December 31, 2006.

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

We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations is impacted by changes in working capital and is not affected by DD&A, ceiling test writedowns and other impairments, or other non-cash charges or credits.

Our net cash flow from operations was $854 million in 2008, a decrease of 26% compared to net cash flow from operations of $1.2 billion in 2007. This decrease is primarily due to the payment of $558 million to reset our 2009 and 2010 crude oil hedging contracts. Even though our 2008 production volumes were impacted by our 2007 property sales, the impact of this transaction on net cash flows from operations was somewhat offset by higher average realized commodity prices during 2008, increased production from our Mid-Continent and Rocky Mountain divisions and increased liftings in Malaysia. Our working capital requirements during 2008 decreased compared to 2007 as a result of the timing of drilling activities, receivable collections from purchasers, and payments made by us to vendors and other operators, and the timing and amount of advances received from our joint operations.

Our net cash flow from operations was $1.2 billion in 2007, a decrease of 17% compared to cash flow from operations of $1.4 billion in 2006. Although our 2007 production volumes were impacted by our property sales, higher commodity prices offset the cash flow impact of these property sales during the year. Realized oil and gas prices (on a natural gas equivalent basis), including the effects of hedging contracts (regardless of whether designated for hedge accounting), increased 7% over 2006. Our working capital requirements during 2007 increased compared to 2006 as a result of increased drilling activities, the timing of payments made by us to vendors and other operators, and the timing and amount of advances received from our joint operators.

Cash Flows from Investing Activities.  Net cash used in investing activities (both continuing and discontinued) for 2008 was $2.3 billion compared to $906 million for 2007.

During 2008, we:

•	spent $2.3 billion (including $223 million for acquisitions of oil and gas properties); and

•	purchased investments of $22 million and redeemed investments of $70 million.

During 2007, we:

•	spent $2.6 billion (including $658 million for acquisitions of oil and gas properties);

•	received proceeds of $1.3 billion from sales of U.S. oil and gas properties ($1.1 billion from our shallow water Gulf of Mexico assets, $128 million from our coal bed methane assets in the Cherokee Basin of Oklahoma and $125 million from various other oil and gas properties);

•	received proceeds of $491 million (net of cash on hand at the date of sale) for the sale of our interests in the U.K. North Sea; and

•	purchased investments of $271 million and redeemed investments of $172 million.

Capital Expenditures.  Our capital spending of $2.3 billion for 2008 decreased 13% from our $2.6 billion of capital spending during 2007. These amounts exclude recorded asset retirement obligations of $15 million in 2008 and $21 million in 2007. Of the $2.3 billion spent in 2008, we invested $1.3 billion in domestic exploitation and development, $352 million in domestic exploration (exclusive of exploitation and leasehold activity), $363 million in acquisitions and domestic leasehold activity (includes the acquisition of properties in South Texas) and $225 million internationally.

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

We have budgeted $1.45 billion for capital spending in 2009, including $130 million of estimated capitalized interest and overhead. Approximately 43% of the $1.45 billion is allocated to the Mid-Continent, 17% to the Rocky Mountains, 18% to the Gulf of Mexico, 14% to onshore Texas, and 8% to international projects. See Item 1, “Business — Our Properties and Plans for 2009.” The 2009 budget is based on our commitment to live within expected cash flow from operations. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which properties are acquired. We continue to screen for attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable.

Cash Flows from Financing Activities.  Net cash flow provided by financing activities (both continuing and discontinued) for 2008 was $1.2 billion compared to $79 million of net cash flow used in financing activities for 2007.

During 2008, we:

•	borrowed $2.6 billion and repaid $2.0 billion under our credit arrangements;

•	issued $600 million aggregate principal amount of our 7 1/8% Senior Subordinated Notes due 2018 and paid $8 million in associated debt issue costs; and

•	received proceeds of $20 million from the issuance of shares of our common stock upon the exercise of stock options.

During 2007, we:

•	borrowed and repaid $2.9 billion under our credit arrangements;

•	repaid $125 million principal amount of our 7.45% Senior Notes at their maturity in October 2007;

•	received proceeds of $32 million from the issuance of shares of our common stock upon the exercise of stock options; and

•	received a $14 million tax benefit from the exercise of stock options.

Contractual Obligations

The table below summarizes our significant contractual obligations by maturity as of December 31, 2008.

		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In millions)

Debt:
Revolving credit facility	$514	$—	$—	$514	$—
Money market lines of credit	47	—	—	47	—
7 5/8% Senior Notes due 2011	175	—	175	—	—
6 5/8% Senior Subordinated Notes due 2014	325	—	—	—	325
6 5/8% Senior Subordinated Notes due 2016	550	—	—	—	550
7 1/8% Senior Subordinated Notes due 2018	600	—	—	—	600

Total debt	2,211	—	175	561	1,475

Other obligations:
Interest payments(1)	868	122	237	205	304
Net derivative liabilities (assets)	(908)	(662)	(244)	(2)	—
Asset retirement obligations	81	11	4	9	57
Operating leases	190	96	44	17	33
Deferred acquisition payments	11	11	—	—	—
Oil and gas activities(2)	757	—	—	—	—

Total other obligations	999	(422)	41	229	394

Total contractual obligations	$3,210	$(422)	$216	$790	$1,869

(1)	Interest associated with our revolving credit facility and money market lines of credit was calculated using a weighted average interest rate of 1.387% at December 31, 2008 and is included through the maturity of the facility.

(2)	As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data, natural gas transportation, and fulfilling other cash commitments. At December 31, 2008, these work-related commitments totaled $757 million and were comprised of $613 million domestically and $144 million internationally. A significant portion of the domestic amount is related to 10-year firm transportation agreements for our Mid-Continent production. These obligations are subject to the completion of construction and required regulatory approvals. Actual amounts are not included by maturity because their timing cannot be accurately predicted.

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

We have an interest rate swap agreement that provides for us to pay variable and receive fixed interest payments and is designated as a fair value hedge of a portion of our senior notes (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 9, “Debt — Interest Rate Swap,” to our consolidated financial statements).

Senior Subordinated Notes.  In August 2004, we issued $325 million aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2014. In April 2006, we issued $550 million aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2016. In May 2008, we issued $600 million aggregate principal amount of our 7 1/8% Senior Subordinated Notes due 2018. Interest on our senior subordinated notes is payable semi-annually. The notes are unsecured senior subordinated obligations that rank junior in right of payment to all of our present and future senior indebtedness.

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

We may redeem some or all of our 7 1/8% notes at any time on or after May 15, 2013 at a redemption price stated in the indenture governing the notes. Prior to May 15, 2013, we may redeem all, but not part, of our 7 1/8% notes at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, before May 15, 2011, we may redeem up to 35% of the original principal amount of our 7 1/8% notes with the net cash proceeds of certain sales of our common stock at 107.125% of the principal amount, plus accrued and unpaid interest to the date of redemption.

The indenture governing our senior subordinated notes may limit our ability under certain circumstances to, among other things:

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

Oil and Gas Hedging

As part of our risk management program, we generally hedge a substantial, but varying, portion of our anticipated future oil and natural gas production for the next 12-24 months to reduce our exposure to fluctuations in natural gas and oil prices. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions. As of February 23, 2009, approximately 69% of our estimated 2009 production was subject to derivative contracts (including basis contracts). In 2008, 72% of our production was subject to derivative contracts, compared to 87% in 2007 and 57% in 2006.

While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At December 31, 2008, Barclays Capital, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc., J Aron & Company, Bank of Montreal and Bank of America, N.A. were the counterparties with respect to 87% of our future hedged production. Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. Historically, a majority of our hedged natural gas and crude oil production has been sold at market prices that have had a high positive correlation to the settlement price for such hedges. With the sale of our Gulf of Mexico shelf production and the corresponding shift in the geographic distribution of our natural gas production, we have begun to utilize basis hedges to a greater extent.

The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.40-$0.60 per MMBtu less than the Henry Hub Index. Realized gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 70-80% of the Henry Hub Index. Beginning in the second quarter of 2009, our realized prices for our Mid-Continent properties should improve to 80-85% of the Henry Hub Index as we begin to utilize our agreements that provide guaranteed pipeline capacity at a fixed price to move this natural gas production to the Perryville markets. In light of potential basis risk with respect to our Rocky Mountain proved producing fields acquired from Stone Energy, we have hedged the basis differential for about 40% of our estimated production for 2009 through 2012 to lock in the differential at a weighted average of $0.98 per MMBtu less than the Henry Hub Index. The price we receive for our Gulf Coast oil production typically averages about 90-95% of the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains is currently averaging about $12-$14 per barrel below the WTI price. Oil production from our Mid-Continent properties typically averages 96-98% of the WTI price. Oil sales from our operations in Malaysia typically sell at a slight discount to Tapis, or about 90% of WTI. Oil sales from our operations in China typically sell at $10-$15 per barrel less than the WTI price.

Between January 1, 2009 and February 23, 2009, we entered into additional natural gas derivative contracts set forth in the table below. None of these contracts have been designated for hedge accounting.

		Weighted
		Average
		NYMEX
		Contract
	Volume in	Price per
Period and Type of Contract	MMMBtus	MMBtu

January 2009-March 2009 Price swap contracts	310	$6.35
April 2009-June 2009 Price swap contracts	910	6.35
July 2009-September 2009 Price swap contracts	920	6.35
October 2009-December 2009 Price swap contracts	6,495	6.36
January 2010-March 2010 Price swap contracts	24,600	6.34
April 2010-June 2010 Price swap contracts	24,840	6.26
July 2010-September 2010 Price swap contracts	25,080	6.26
October 2010-December 2010 Price swap contracts	21,250	6.41

Please see the discussion and tables in Note 5, “Commodity Derivative Instruments,” to our consolidated financial statements appearing later in this report for a description of the accounting applicable to our hedging program, a listing of open contracts as of December 31, 2008 and the estimated fair market value of those contracts as of that date.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments as described above under “— Contractual Obligations.”

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

•	We account for our oil and gas activities under the full cost method. This method of accounting requires the following significant estimates:

•	quantity of our proved oil and gas reserves;

•	costs withheld from amortization; and

•	future costs to develop and abandon our oil and gas properties.

•	Accounting for business combinations requires estimates and assumptions regarding the fair value of the assets and liabilities of the acquired company.

•	Accounting for commodity derivative activities requires estimates and assumptions regarding the fair value of derivative positions.

•	Stock-based compensation cost requires estimates and assumptions regarding the grant date fair value of awards, the determination of which requires significant estimates and subjective judgments.

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

Depreciation, Depletion and Amortization.  Estimated proved oil and gas reserves are a significant component of our calculation of DD&A expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test writedown. To increase our domestic DD&A rate by $0.01 per Mcfe for 2008 would have required a decrease in our estimated proved reserves at December 31, 2007 of approximately 15 Bcfe. Due to the relatively small size of our international full cost pools for Malaysia and China, any decrease in reserves associated with the respective country’s full cost pool would significantly increase the DD&A rate in that country. However, since production from our international operations represented only about 11% of our consolidated production for 2008, a change in our international DD&A expense would not have materially affected our consolidated results of operations.

Full Cost Ceiling Limitation.  Under the full cost method, we are subject to quarterly calculations of a “ceiling” or limitation on the amount of costs associated with our oil and gas properties that can be capitalized on our balance sheet. If net capitalized costs exceed the applicable cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. If required, it would reduce earnings and stockholders’ equity in the period of occurrence and result in lower DD&A expense in future periods. The ceiling limitation is applied separately for each country in which we have oil and gas properties. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a writedown if prices increase subsequent to the end of a quarter in which a writedown might otherwise be required. The full cost ceiling test impairment calculations also take into consideration the effects of hedging contracts that are designated for hedge accounting, however, since October 2005, we elected not to designate any future price risk management activities as accounting hedges.

At December 31, 2008, the ceiling value of our domestic oil and gas reserves was calculated based upon quoted market prices of $5.71 per MMBtu for gas and $44.61 per barrel for oil, adjusted for market differentials. Using these prices, the net capitalized costs of our domestic oil and gas properties exceeded the ceiling by approximately $1.1 billion (net-of-tax) at December 31, 2008 and resulted in a writedown. Calculating the ceiling value of our domestic oil and gas reserves utilizing current commodity prices, holding all other factors constant, would result in another significant writedown of our domestic oil and gas properties in the first quarter of 2009. At December 31, 2008, the net capitalized costs of our oil and gas properties in Malaysia exceeded the ceiling by approximately $68 million (net-of-tax) and resulted in a writedown. Any decrease in oil prices below those at December 31, 2008 may result in additional ceiling test writedowns in Malaysia in the first quarter of 2009. At December 31, 2008, the ceiling with respect to our oil and gas properties in China exceeded the net capitalized costs of the properties by approximately $9 million, requiring no writedown. It is possible that we could experience a ceiling test writedown in China in 2009 if oil prices were to decline to approximately $38 per Bbl, holding all other factors constant. Given the fluctuation of natural gas and oil prices, it is reasonably possible that the estimated discounted future net cash flows from our proved reserves will change in the near term. If natural gas and oil prices continue to decline, or if we have downward revisions to our estimated proved reserves, it is possible that additional writedowns of our oil and gas properties could occur in the future.

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

Our decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involve a significant amount of judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and results of drilling on adjacent acreage. At December 31, 2008, we had a total of approximately $1.3 billion of costs excluded from the amortization base of our respective full cost pools. Because the application of the full cost ceiling test at December 31, 2008 resulted in an excess of the carrying value of our oil and gas properties over their respective cost-center ceilings, inclusion of some or all of our unevaluated property costs in the respective amortization base, without adding any associated reserves, would have resulted in larger ceiling test writedowns.

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

Holding all other factors constant, if our estimate of future development and abandonment costs is revised upward, earnings would decrease due to higher DD&A expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense. To increase our domestic DD&A rate by $0.01 per Mcfe for the year ended December 31, 2008 would have required an increase in the estimate of our future development and abandonment costs at December 31, 2007 of approximately $39 million. Due to the relatively small size of our international full cost pools in Malaysia and China, a change greater than $56 million and $10 million, respectively, in future development or abandonment costs associated with the respective country’s full cost pool would increase the DD&A rate in that country by 10%. However, since production from our international operations represented only about 11% of our consolidated production for 2008, a change in our international DD&A expense would not have materially affected our consolidated results of operations. In addition, because the application of the full cost ceiling test at December 31, 2008 resulted in an excess of the carrying value of our U.S. and Malaysian oil and gas properties over their respective cost-center ceilings, upward revisions in our estimate of future development and abandonment costs, without adding any associated reserves, would have resulted in larger ceiling test writedowns.

Allocation of Purchase Price in Business Combinations.  As part of our growth strategy, we monitor and screen for potential acquisitions of oil and gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. To the extent the consideration paid exceeds the fair value of the net assets acquired, we are required to record the excess as an asset called goodwill. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain. The value allocated to recoverable oil and gas reserves and unproved properties is subject to the cost center ceiling as described under “— Full Cost Ceiling Limitation” above. The accounting for business combinations changed effective January 1, 2009. Please see “New Accounting Standards” below for a detailed discussion.

Commodity Derivative Activities.  We utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our future natural gas and oil production. We generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next 12-24 months. In the case of acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. We do not use derivative instruments for trading purposes. Under accounting rules, we may elect to designate those derivatives that qualify for hedge accounting as cash flow hedges against the price that we will receive for our future oil and natural gas production. Beginning on October 1, 2005, we elected not to designate any future price risk management activities as accounting hedges. Because derivative contracts not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. Derivative assets and liabilities with the same counterparty and subject to contractual terms which provide for net settlement are reported on a net basis on our consolidated balance sheet.

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

The determination of the fair values of derivative instruments incorporates various factors required under SFAS No. 157. These factors include not only the impact of our nonperformance risk on our liabilities but also the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests). We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued staff position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which granted a one-year deferral of the effective date of SFAS No. 157 as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations). SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 for all recurring measures of financial assets and liabilities on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. We have completed our initial evaluation of the impact of FSP 157-2 and determined that its adoption is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose in the financial statements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) effective January 1, 2009. The adoption of this statement did not impact our consolidated financial statements, but may have a material impact on our financial statements for businesses we acquire post-adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about our derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 effective January 1, 2009. The adoption of this statement will increase the disclosures in our 2009 consolidated financial statements related to our derivative instruments.

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (Final Rule). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using the unweighted arithmetic average of the first day of the month price for each month within the 12 month period, rather than year-end prices;

•	Companies will be allowed to report, on an optional basis, probable and possible reserves;

•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities;”

•	Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•	Companies will be required to disclose, in narrative form, additional details about their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•	Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

We are currently evaluating the impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, we will comply with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009.

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

Federal Regulation of Sales and Transportation of Natural Gas.  Our sales of natural gas are affected directly or indirectly by the availability, terms and cost of natural gas transportation. The prices and terms for access to pipeline transportation of natural gas are subject to extensive federal and state regulation. The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the Natural Gas Act (“NGA”) and by regulations and orders promulgated under the NGA by the FERC. In certain limited circumstances, intrastate transportation and wholesale sales of natural gas may also be affected directly or indirectly by laws enacted by Congress and by FERC regulations.

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

Pursuant to authority enacted in the Energy Policy Act of 2005 (“2005 EPA”), FERC has promulgated anti-manipulation regulations, violations of which make it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC to use or employ any device, scheme, or artifice to defraud, to make any untrue statement of a material fact or to omit to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or to engage in any act, practice, or course of business that operates or would operate as a fraud or deceit upon any entity. Violation of this requirement may be penalized by the FERC up to $1 million per day per violation. FERC may also order disgorgement of profit and corrective action. We believe, however, that neither the 2005 EPA nor the regulations promulgated by FERC as a result of the 2005 EPA will affect us in a way that materially differs from the way they affect other natural gas producers, gatherers and marketers with which we compete.

Our sales of natural gas and crude are also subject to requirements under Commodity Exchange Act (“CEA”) and regulations promulgated thereunder by the Commodity Futures Trading Commission (“CFTC”). The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity.

The current statutory and regulatory framework governing interstate natural gas transactions is subject to change in the future, and the nature of such changes is impossible to predict. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, the CFTC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue. In the past, the federal government regulated the prices at which gas could be sold. Congress removed all price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. There is always some risk, however, that Congress may reenact price controls in the future. Changes in law and to FERC policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines, and we cannot predict what future action the FERC will take. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas producers, gatherers and marketers with which we compete.

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

The Oil Pollution Act, or OPA, imposes regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from spills in U.S. waters. A “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns strict, joint and several liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of such limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages for offshore facilities and up to $350 million for onshore facilities. Few defenses exist to the liability imposed by OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to administrative, civil or criminal enforcement actions.

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

The Clean Air Act (“CAA”) and comparable state statutes restrict the emission of air pollutants and affects both onshore and offshore oil and gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. Also, the EPA has developed and continues to develop more stringent regulations governing emissions of toxic air pollutants, and is considering the regulation of additional air pollutants and air pollutant parameters. These regulations may increase the costs of compliance for some facilities.

The Occupational Safety and Health Act (“OSHA”) and comparable state statutes regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSHA standards regulate specific worker safety aspects of our operations. Failure to comply with OSHA requirements can lead to the imposition of penalties.

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

Exploitation well.  An exploration well drilled to find and produce probable reserves. Most of the exploitation wells we drilled in 2006, 2007 and 2008 and expect to drill in 2009 are located in the Mid-Continent or the Monument Butte field. Exploitation wells in those areas have less risk and less reserve potential and typically may be drilled at a lower cost than other exploration wells. For internal reporting and budgeting purposes, we combine exploitation and development activities.

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

MMcfe/d.  One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate, produced per day.

MMS.  The Minerals Management Service of the United States Department of the Interior.

MMBbls.  One million barrels of crude oil or other liquid hydrocarbons.

MMBtu.  One million Btus.

Net acres or net wells.  The sum of the fractional working interests we own in gross acres or gross wells, as the case may be.

NYMEX.  The New York Mercantile Exchange.

NYMEX Henry Hub.   Henry Hub is the major exchange for pricing natural gas futures on the New York Mercantile Exchange. It is frequently referred to as the Henry Hub Index.

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

Oil and Gas Prices

We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months as part of our risk management program. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between NYMEX Henry Hub posted prices and those of our physical pricing points. We use hedging to reduce our exposure to fluctuations in natural gas and oil prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. For a further discussion of our hedging activities, see information under the caption “Oil and Gas Hedging” in Item 7 of this report and the discussion and tables in Note 5, “Commodity Derivative Instruments,” to our consolidated financial statements appearing later in this report.

Interest Rates

At December 31, 2008, our debt was comprised of:

	Fixed	Variable
	Rate Debt	Rate Debt
	(In millions)

Bank revolving credit facility	$—	$514
Money market lines of credit	—	47
7 5/8% Senior Notes due 2011(1)	125	50
6 5/8% Senior Subordinated Notes due 2014	325	—
6 5/8% Senior Subordinated Notes due 2016	550	—
7 1/8% Senior Subordinated Notes due 2018	600	—

Total debt	$1,600	$611

(1)	$50 million principal amount of our 7 5/8% Senior Notes due 2011 is subject to an interest rate swap. The swap provides for us to pay variable and receive fixed interest payments, and is designated as a fair value hedge of a portion of our outstanding senior notes.

We consider our interest rate exposure to be minimal because only about 28% of our debt was at variable rates, after taking into account our interest rate swap agreement. Our variable rate debt is currently at an interest rate of less than 2%.

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flow, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2008.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our company concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that follows.

David A. Trice	Terry W. Rathert
Chief Executive Officer	Senior Vice President and Chief Financial Officer

Houston, Texas
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Newfield Exploration Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Newfield Exploration Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Houston, Texas
February 27, 2009

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEET
(In millions, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$24	$250
Short-term investments	—	120
Accounts receivable	375	332
Inventories	96	82
Derivative assets	663	72
Deferred taxes	—	35
Other current assets	48	36

Total current assets	1,206	927

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($1,303 and $1,189 were excluded from amortization at December 31, 2008 and 2007, respectively)	10,349	9,857
Less — accumulated depreciation, depletion and amortization	(4,591)	(3,899)

	5,758	5,958

Derivative assets	247	17
Long-term investments	72	—
Other assets	22	22
Goodwill	—	62

Total assets	$7,305	$6,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103	$52
Accrued liabilities	672	671
Advances from joint owners	73	44
Asset retirement obligation	11	6
Derivative liabilities	—	156
Deferred taxes	226	—

Total current liabilities	1,085	929

Other liabilities	22	18
Derivative liabilities	—	248
Long-term debt	2,213	1,050
Asset retirement obligation	70	56
Deferred taxes	658	1,104

Total long-term liabilities	2,963	2,476

Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2008 and 2007; 133,985,751 and 133,232,197 shares issued at December 31, 2008 and 2007, respectively)	1	1
Additional paid-in capital	1,335	1,278
Treasury stock (at cost, 1,908,243 and 1,896,286 shares at December 31, 2008 and 2007, respectively)	(32)	(32)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(13)	—
Unrealized gain (loss) on pension assets	2	(3)
Retained earnings	1,964	2,337

Total stockholders’ equity	3,257	3,581

Total liabilities and stockholders’ equity	$7,305	$6,986

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)

	Year Ended December 31,
	2008	2007	2006

Oil and gas revenues	$2,225	$1,783	$1,673

Operating expenses:
Lease operating	265	314	276
Production and other taxes	157	101	61
Depreciation, depletion and amortization	697	682	624
General and administrative	141	155	118
Ceiling test and other impairments	1,863	—	6
Other	4	—	(11)

Total operating expenses	3,127	1,252	1,074

Income (loss) from operations	(902)	531	599

Other income (expense):
Interest expense	(112)	(102)	(87)
Capitalized interest	60	47	44
Commodity derivative income (expense)	408	(188)	389
Other	11	6	11

	367	(237)	357

Income (loss) from continuing operations before income taxes	(535)	294	956

Income tax provision (benefit):
Current	36	92	30
Deferred	(198)	30	316

	(162)	122	346

Income (loss) from continuing operations	(373)	172	610
Income (loss) from discontinued operations, net of tax	—	278	(19)

Net income (loss)	$(373)	$450	$591

Earnings per share:
Basic —
Income (loss) from continuing operations	$(2.88)	$1.35	$4.82
Income (loss) from discontinued operations	—	2.17	(0.15)

Net income (loss)	$(2.88)	$3.52	$4.67

Diluted —
Income (loss) from continuing operations	$(2.88)	$1.32	$4.73
Income (loss) from discontinued operations	—	2.12	(0.15)

Net income (loss)	$(2.88)	$3.44	$4.58

Weighted average number of shares outstanding for basic earnings per share	129	128	127

Weighted average number of shares outstanding for diluted earnings per share	129	131	129

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Unearned	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity

Balance, December 31, 2005	129.4	$1	(1.8)	$(27)	$1,186	$(34)	$1,296	$(44)	$2,378
Issuance of common and restricted stock	1.7	—			41				41
Adoption of SFAS No. 123(R)					(34)	34			—
Treasury stock, at cost			(0.1)	(3)					(3)
Stock-based compensation excess tax benefit					5				5
Minimum pension liability, net of tax of $1								(3)	(3)
Comprehensive income:
Net income							591		591
Foreign currency translation adjustment, net of tax of ($10)								18	18
Reclassification adjustments for settled hedging positions, net of tax of $16								(29)	(29)
Changes in fair value of outstanding hedging positions, net of tax of ($35)								64	64

Total comprehensive income									644

Balance, December 31, 2006	131.1	1	(1.9)	(30)	1,198	—	1,887	6	3,062
Issuance of common and restricted stock	1.4	—			32				32
Stock-based compensation	0.7	—			34				34
Treasury stock, at cost			—	(2)					(2)
Stock-based compensation excess tax benefit					14				14
Comprehensive income:
Net income							450		450
Foreign currency translation adjustment, net of tax of $7								(14)	(14)
Reclassification adjustments for settled hedging positions, net of tax of $2								(3)	(3)
Reclassification adjustments for discontinued cash flow hedges, net of tax of ($1)								2	2
Changes in fair value of outstanding hedging positions, net of tax of ($4)								6	6

Total comprehensive income									441

Balance, December 31, 2007	133.2	1	(1.9)	(32)	1,278	—	2,337	(3)	3,581
Issuance of common and restricted stock	0.9	—			20				20
Stock-based compensation	(0.1)	—			37				37
Comprehensive income (loss):
Net loss							(373)		(373)
Unrealized loss on investments, net of tax of $6								(13)	(13)
Unrealized gain on pension asset, net of tax of ($3)								5	5

Total comprehensive loss									(381)

Balance, December 31, 2008	134.0	$1	(1.9)	$(32)	$1,335	$—	$1,964	$(11)	$3,257

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(373)	$450	$591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	(278)	19
Depreciation, depletion and amortization	697	682	624
Deferred tax provision (benefit)	(198)	30	316
Stock-based compensation	26	23	18
Early redemption cost on senior subordinated notes	—	—	8
Commodity derivative (income) expense	(408)	188	(389)
Cash (payments) receipts on derivative settlements	(750)	180	135
Ceiling test and other impairments	1,863	—	6
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(44)	(13)	10
Increase in inventories	(16)	(34)	(24)
Increase in commodity derivative assets	(65)	(2)	(13)
(Increase) decrease in other current assets	6	27	(6)
(Increase) decrease in other assets	(3)	(8)	12
Increase (decrease) in accounts payable and accrued liabilities	84	(22)	17
Increase (decrease) in advances from joint owners	29	(46)	60
Increase (decrease) in other liabilities	6	(11)	8

Net cash provided by continuing activities	854	1,166	1,392
Net cash used in discontinued activities	—	(12)	(8)

Net cash provided by operating activities	854	1,154	1,384

Cash flows from investing activities:
Additions to oil and gas properties	(2,067)	(1,930)	(1,567)
Acquisition of oil and gas properties	(223)	(658)	—
Insurance recoveries	—	—	45
Proceeds from sales of oil and gas properties	9	1,344	7
Proceeds from sale of UK subsidiaries, net of cash on hand at sale date	—	491	—
Additions to furniture, fixtures and equipment	(20)	(13)	(13)
Purchases of investments	(22)	(271)	(714)
Redemption of investments	70	172	690

Net cash used in continuing activities	(2,253)	(865)	(1,552)
Net cash used in discontinued activities	—	(41)	(110)

Net cash used in investing activities	(2,253)	(906)	(1,662)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	2,579	2,909	519
Repayments of borrowings under credit arrangements	(2,018)	(2,909)	(519)
Net proceeds from issuance of senior subordinated notes	592	—	550
Repayment of senior subordinated notes	—	—	(250)
Repayment of senior notes	—	(125)	—
Payments to discontinued operations	—	(38)	(143)
Proceeds from issuances of common stock	20	32	15
Stock-based compensation excess tax benefit	—	14	5
Purchases of treasury stock	—	—	(3)

Net cash provided by (used in) continuing activities	1,173	(117)	174
Net cash provided by discontinued activities	—	38	143

Net cash provided by (used in) financing activities	1,173	(79)	317

Effect of exchange rate changes on cash and cash equivalents	—	1	2

Increase (decrease) in cash and cash equivalents	(226)	170	41
Cash and cash equivalents from continuing operations, beginning of period	250	52	38
Cash and cash equivalents from discontinued operations, beginning of period	—	28	1

Cash and cash equivalents, end of period	$24	$250	$80

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies:

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

Dependence on Oil and Gas Prices

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for natural gas and oil. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for oil and gas have recently declined materially. Any continued and extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we can economically produce.

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

Investments

Investments consist primarily of debt and equity securities as well as auction rate securities, substantially all of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains or losses are computed based on specific identification of the securities sold. Our long-term investments at December 31, 2008 included $59 million of auction rate securities which have maturities beginning in 2033. This amount reflects a decrease in the fair value of these investments of $17 million recorded under “Accumulated other comprehensive income (loss)” on our consolidated balance sheet. We realized interest income and gains on our investment securities in 2008, 2007 and 2006 of $4 million, $1 million and $5 million, respectively.

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

We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. As of December 31, 2008 and 2007, our allowance for doubtful accounts was $5 million and $1 million, respectively. The increase in the allowance account during 2008 resulted when the largest purchaser of our black wax crude oil production from our Monument Butte field failed to pay for certain deliveries of crude oil and filed for bankruptcy protection.

Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia and China is produced into FPSOs and sold periodically as barge quantities are accumulated. The product inventory consisted of approximately 293,000 barrels and 480,000 barrels of crude oil valued at cost of $9 million and $17 million at December 31, 2008 and 2007, respectively. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries,

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a country-by-country basis. We capitalized $69 million, $71 million and $50 million of internal costs in 2008, 2007 and 2006, respectively. Interest expense related to unproved properties also is capitalized into oil and gas properties.

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease significantly or if we have substantial downward revisions in our estimated proved reserves. At December 31, 2008, the ceiling value of our reserves was calculated based upon quoted market prices of $5.71 per MMBtu for gas and $44.61 per barrel for oil, adjusted for market differentials. Using these prices, the unamortized net capitalized costs of our domestic oil and gas properties exceeded the ceiling amount by approximately $1.1 billion (net of tax) at December 31, 2008. In addition, the unamortized net capitalized costs of our Malaysian properties exceeded the ceiling amount by approximately $68 million (net of tax) at December 31, 2008. The ceiling with respect to our properties in China exceeded the net capitalized costs of the properties by approximately $9 million, requiring no writedown at December 31, 2008.

The continued decline of oil and gas prices since December 31, 2008 may result in additional ceiling test writedowns in the first quarter of 2009 and possibly thereafter.

In September 2006, we decided to cease our exploration efforts in Brazil. As a result, we recognized a ceiling test writedown of $6 million for our Brazil cost center in the third quarter of 2006.

See Note 4, “Oil and Gas Assets,” for a detailed discussion regarding our acquisition and sales transactions during 2008 and 2007.

Other Property and Equipment

Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

We assess the carrying amount of goodwill by testing the goodwill for impairment. The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. We have deemed each country to be a goodwill reporting unit. The fair value of each reporting unit is determined and compared to the book value of that reporting unit. If the fair value of the reporting unit is less than its book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of the impairment is charged to earnings. Goodwill is tested for impairment on an annual basis on December 31, or more frequently if an event occurs or circumstances change that have an adverse effect on the fair value of the reporting unit such that the fair value could be less than the book value of such unit.

The fair value of a reporting unit is based on our estimates of future net cash flows from proved reserves and from future exploration for and development of unproved reserves. During the fourth quarter of 2008, we recognized an impairment charge for all recorded goodwill in our domestic reporting unit in the amount of $62 million. The impairment charge resulted from the general decline in the economy and in the oil and gas industry and as a result, our market capitalization, as well as the significant decline in oil and gas commodity prices during the fourth quarter of 2008. These events reduced the estimated fair value of the reporting unit below its book value, resulting in the impairment of all of our recorded goodwill.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in our ARO for the three years ended December 31, 2008 is set forth below (in millions):

Balance at January 1, 2006	$259
Accretion expense	14
Additions	14
Revisions	(3)
Settlements	(19)

Balance at December 31, 2006	265
Accretion expense	9
Additions	15
Revisions	9
Settlements(1)	(236)

Balance at December 31, 2007	62
Accretion expense	4
Additions	12
Revisions	4
Settlements	(1)

Balance at December 31, 2008	$81
Less: Current portion of ARO at December 31, 2008	(11)

Total long-term ARO at December 31, 2008	$70

(1)	$215 million relates to the sale of our shallow water Gulf of Mexico assets. (See Note 4, “Oil and Gas Assets”)

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

We adopted the provisions of FIN 48 on January 1, 2007. The adoption did not result in a material adjustment to our tax liability for unrecognized income tax benefits. During 2007, we recorded a $1 million FIN 48 liability. No material adjustments were made to the FIN 48 liability during 2008.

If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2008, we had not accrued interest or penalties related to uncertain tax positions.

The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The Internal Revenue Service commenced a limited scope

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

audit of our U.S. income tax return for the 2005 tax year during the fourth quarter of 2008. The audit should be completed by the third quarter of 2009.

Stock-Based Compensation

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

The purchasers of our oil and gas production consist primarily of independent marketers, major oil and gas companies, refiners and gas pipeline companies. We perform credit evaluations of the purchasers of our production and monitor their financial condition on an ongoing basis. Based on our evaluations and monitoring, we obtain cash escrows, letters of credit or parental guarantees from some purchasers. Historically, we have sold a substantial portion of our oil and gas production to several purchasers (see ‘‘— Major Customers” below).

All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The counterparties for all of our hedging transactions have an “investment grade” credit rating. We monitor on an ongoing basis the credit ratings of our hedging counterparties. Although we have entered into hedging contracts with multiple counterparties to mitigate our exposure to any individual counterparty, if any of our counterparties were to default on its obligations to us under the hedging contracts or seek bankruptcy protection, it could have a material adverse effect on our ability to fund our planned activities and could result in a larger percentage of our future production being subject to commodity price changes. In addition, in the current economic environment and tight financial markets, the risk of a counterparty default is heightened and it is possible that fewer counterparties will participate in hedging transactions, which could result in greater concentration of our exposure to any one counterparty or a larger percentage of our future production being subject to commodity price changes. At December 31, 2008, Barclays Capital, JPMorgan Chase Bank, N.A., Merrill Lynch Commodities, Inc., J Aron & Company, Bank of Montreal and Bank of America, N.A. were the counterparties with respect to 87% of our future hedged production.

Major Customers

For the years ended December 31, 2008, 2007 and 2006, we sold oil and gas production that accounted for more than 10% of our consolidated revenues (before the effects of hedging) to Superior Natural Gas Corporation (less than 10% in 2008, 15% in 2007 and 18% in 2006) and Big West Oil LLC (13% in 2008 and less than 10% in 2007 and 2006). We believe that the loss of any of these purchasers would not have a material adverse effect on us because alternative purchasers are readily available, with the exception of Big West Oil LLC, the largest purchaser of our Monument Butte field oil production. Due to the higher paraffin content of this production, it must remain heated during shipping so it cannot be transported in conventional pipelines and there is limited refining capacity for it in the vicinity of our production. In the current economic environment and tight financial markets, there is an increased risk that the current purchasers of our production may fail to satisfy their obligations to us under our crude oil purchase contracts. During the fourth quarter of 2008, Big West Oil LLC failed to pay for certain deliveries of crude oil and filed for bankruptcy protection.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we continue to sell our black wax crude oil to that purchaser on a short-term basis that provides for more timely cash payments, we cannot guarantee that we will be able to continue to sell to this purchaser or that similar substitute arrangements could be made for sales of our black wax crude oil with other purchasers if desired.

Derivative Financial Instruments

We account for our derivative activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138 and 149. The statement, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Substantially all of the derivative instruments that we utilize are to manage the price risk attributable to our expected oil and gas production. We also have utilized derivatives to manage our exposure to variable interest rates (see Note 9, “Debt — Interest Rate Swap”).

Beginning with the fourth quarter of 2005, we elected not to designate any future price risk management activities as accounting hedges under SFAS No. 133, and, accordingly, to account for them using the mark-to-market accounting method. Under this method, the contracts are carried at their fair value on our consolidated balance sheet under the captions “Derivative assets” and “Derivative liabilities.” Derivative assets and liabilities with the same counterparty and subject to contractual terms which provide for net settlement are reported on a net basis on our consolidated balance sheet. We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statement of income under the caption “Commodity derivative income (expense).”

Prior to the fourth quarter of 2005, we applied hedge accounting to qualifying derivatives. Gains or losses on these collar and floor contracts were recorded as oil and gas revenues when the forecasted sale of production occurred. Any hedge ineffectiveness associated with contracts qualifying for and designated as cash flow hedges (which represented the amount by which the change in the fair value of the derivative differed from the change in the cash flows of the forecasted sale of production) was reported under the caption “Commodity derivative income (expense)” on our consolidated statement of income. The last of our previously designated cash flow hedges settled during 2007.

The related cash flow impact of all of our derivative activities are reflected as cash flows from operating activities. See Note 5, “Commodity Derivative Instruments,” for a more detailed discussion of our hedging activities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss) as well as unrealized gains and losses on investments and pension assets or liabilities, all recorded net of tax.

Insurance Recoveries

In August 2006, we reached an agreement with our insurance underwriters to settle all claims related to Hurricanes Katrina and Rita (business interruption, property damage and control of well/operator’s extra expense) for $235 million. Based on the nature of the coverage provided under the policies, the settlement proceeds were recorded as follows:

•	an initial cumulative inception to date credit of $58 million under the caption ‘‘Operating expense — Other” on our consolidated statement of income for amounts attributable to business interruption coverage;

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a credit of $48 million to our domestic full cost pool for amounts attributable to property damage coverage; and

•	a cumulative credit of $129 million to lease operating expense for amounts attributable to all other hurricane repair and cleanup related coverage.

In our consolidated statement of cash flows, the cash related to the settlement of the property damage portion of our policies is reflected as a source of investing cash flows and the cash related to the settlement of our business interruption policy and our control of well/operator’s extra expense policies is reflected as a source of operating cash flows.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued staff position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which granted a one-year deferral of the effective date of SFAS No. 157 as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations). SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 for all recurring measures of financial assets and liabilities on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. See Note 8, “Fair Value Measurements,” for a full discussion. We have completed our initial evaluation of the impact of FSP 157-2 and determined that its adoption is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose in the financial statements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) effective January 1, 2009. The adoption of this statement did not impact our consolidated financial statements, but may have a material impact on our financial statements for businesses we acquire post-adoption.

In March 2008, the FASB issued FASB Statement (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 effective January 1, 2009. The adoption of this statement will increase the disclosures in our 2009 consolidated financial statements related to derivative instruments.

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (Final Rule). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

them with current practices and changes in technology. Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using the unweighted arithmetic average of the first day of the month price for each month within the 12 month period, rather than year-end prices;

•	Companies will be allowed to report, on an optional basis, probable and possible reserves;

•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities;”

•	Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•	Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•	Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, we will comply with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for each of the years in the three-year period ended December 31, 2008:

	2008	2007	2006
	(In millions, except per share data)

Income (numerator):
Income (loss) from continuing operations	$(373)	$172	$610
Income (loss) from discontinued operations, net of tax	—	278	(19)

Net income (loss) — basic and diluted	$(373)	$450	$591

Weighted average shares (denominator):
Weighted average shares — basic	129	128	127
Dilution effect of stock options and unvested restricted stock outstanding at end of period(1)(2)	—	3	2

Weighted average shares — diluted	129	131	129

Earnings per share:
Basic —
Income (loss) from continuing operations	$(2.88)	$1.35	$4.82
Income (loss) from discontinued operations	—	2.17	(0.15)

Basic earnings (loss) per share	$(2.88)	$3.52	$4.67

Diluted —
Income (loss) from continuing operations	$(2.88)	$1.32	$4.73
Income (loss) from discontinued operations	—	2.12	(0.15)

Diluted earnings (loss) per share	$(2.88)	$3.44	$4.58

(1)	The effect of stock options and unvested restricted stock outstanding during 2008 has not been included in the calculation of shares outstanding for diluted EPS for the year ended December 31, 2008 as their effect would have been anti-dilutive. Had we recognized net income for this period, incremental shares attributable to the assumed exercise of outstanding options and restricted stock would have increased diluted weighted average shares outstanding by 3 million shares for the year ended December 31, 2008.

(2)	The calculation of shares outstanding for diluted EPS for the years ended December 31, 2007 and 2006 does not include the effect of 0.6 million and 0.9 million, respectively, of outstanding stock options and unvested restricted shares or restricted share units because to do so would be antidilutive.

3.	Discontinued Operations:

In October 2007, we sold all of our interests in the U.K. North Sea for $511 million in cash and recorded a gain of $341 million. As a result, the historical results of operations and financial position of our U.K. North Sea operations are reflected in our financial statements as “discontinued operations.”

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial results of the discontinued operations for the indicated periods are as follows:

	Year Ended
	December 31,
	2007	2006
	(In millions)

Revenues	$8	$—
Operating expenses(1)	(62)	(7)

Loss from operations	(54)	(7)
Commodity derivative expense	(5)	—
Gain on sale	341	—
Other expense(2)	(4)	—

Income (loss) before income taxes	278	(7)
Income tax provision (benefit)(3)	—	12

Income (loss) from discontinued operations, net of tax	$278	$(19)

(1)	Operating expenses for the year ended December 31, 2007 include a ceiling test writedown of $47 million recorded in the first quarter of 2007.

(2)	Other expense primarily consists of U.K. withholding tax expense with respect to interest on intercompany loans.

(3)	NFX International Holdings (a Bahamian entity) sold the stock of the parent of our U.K. North Sea subsidiaries and realized a gain of $341 million. Because the Bahamas are a non-income taxing jurisdiction, no income tax provision was recorded in 2007.

4.  Oil and Gas Assets:

Property and Equipment

Property and equipment consisted of the following at:

	December 31,
	2008	2007	2006
		(In millions)

Oil and Gas Properties:
Subject to amortization	$8,961	$8,602	$7,719
Not subject to amortization:
Exploration in progress	207	250	182
Development in progress	71	30	49
Capitalized interest	129	103	94
Fee mineral interests	23	23	23
Other capital costs:
Incurred in 2008	328	—	—
Incurred in 2007	242	342	—
Incurred in 2006	42	77	88
Incurred in 2005 and prior	261	364	534

Total not subject to amortization	1,303	1,189	970

Gross oil and gas properties	10,264	9,791	8,689
Accumulated depreciation, depletion and amortization	(4,550)	(3,868)	(3,234)

Net oil and gas properties	5,714	5,923	5,455

Other property and equipment	85	66	52
Accumulated depreciation and amortization	(41)	(31)	(24)

Net other property and equipment	44	35	28

Net property and equipment	$5,758	$5,958	$5,483

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

We believe that our evaluation activities related to substantially all of the properties associated with other capital costs not currently subject to amortization will be completed within four years except the Monument Butte field. Because of its size, evaluation of the field in its entirety will take significantly longer than four years. At December 31, 2008, 2007 and 2006, $225 million, $264 million and $292 million, respectively, of costs associated with the Monument Butte field were not subject to amortization.

Rocky Mountain Asset Acquisition

In June 2007, we acquired Stone Energy Corporation’s Rocky Mountain assets for $578 million in cash. The unaudited pro forma results presented below for the years ended December 31, 2007 and 2006 have been prepared to give effect to the acquisition on our results of operations as if it had been consummated at the beginning of the period. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Asset Acquisitions and Sales

During 2008 and 2007, we acquired various other oil and gas properties for approximately $223 million and $80 million, respectively, and sold various other oil and gas properties for approximately $9 million and $125 million, respectively.

All of the proceeds associated with our 2008 and 2007 asset sales (other than the sale of our U.K. North Sea interests) were recorded as adjustments to our domestic full cost pool.

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

All of our derivative contracts are carried at their fair value on our consolidated balance sheet under the captions “Derivative assets” and “Derivative liabilities.” Substantially all of our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, volatility and, in the case of collars and floors, the time value of options. The calculation of the fair value of collars and floors requires the use of an option-pricing model. See Note 8, “Fair Value Measurements.” We recognize all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our consolidated statement of income under the caption “Commodity derivative income (expense).” Settlements of derivative contracts are included in operating cash flows on our consolidated statement of cash flows.

During the first six months of 2008, we entered into a series of transactions that had the effect of resetting all of our then outstanding crude oil hedges for 2009 and 2010. At the time of the reset, the mark-to-market value of these hedge contracts was a liability of $502 million and we paid an additional $56 million to purchase option contracts.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, we had outstanding contracts with respect to our future production as set forth in the tables below.

Natural Gas

		NYMEX Contract Price per MMBtu							Estimated
					Collars				Fair Value
		Swaps	Additional Put		Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	(In millions)

January 2009 — March 2009
Price swap contracts	2,435	$7.24	—	—	—	—	—	—	$4
Collar contracts	21,150	—	—	—	$8.00 - $9.00	$8.09	$9.67 - $17.60	$10.88	49
3-Way collar contracts	9,000	—	$7.00 - $7.50	$7.20	8.00-9.00	8.70	11.72 - 20.10	13.92	13
April 2009 — June 2009
Price swap contracts	21,040	7.87	—	—	—	—	—	—	43
Collar contracts	13,485	—	—	—	8.00	8.00	8.97 - 14.37	11.83	31
July 2009 — September 2009
Price swap contracts	21,230	7.87	—	—	—	—	—	—	37
Collar contracts	13,620	—	—	—	8.00	8.00	8.97 - 14.37	11.83	29
October 2009 — December 2009
Price swap contracts	19,625	7.67	—	—	—	—	—	—	19
Collar contracts	8,435	—	—	—	8.00 - 8.50	8.23	8.97 - 14.37	11.20	16
January 2010 — December 2010
Price swap contracts	13,620	8.19	—	—	—	—	—	—	13
Collar contracts	5,700	—	—	—	8.50	8.50	10.00 - 11.00	10.44	8

									$262

Oil

		NYMEX Contract Price Per Bbl							Estimated
			Collars						Fair Value
		Swaps	Floors		Ceilings		Floors		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	(In millions)

January 2009 — March 2009
Price swap contracts	810	$128.93	—	—	—	—	—	—	$64
Floor contracts	810	—	—	—	—	—	$104.50 - $109.75	$107.11	47
April 2009 — June 2009
Price swap contracts	819	128.93	—	—	—	—	—	—	61
Floor contracts	819	—	—	—	—	—	104.50 - 109.75	107.11	45
July 2009 — September 2009
Price swap contracts	828	128.93	—	—	—	—	—	—	59
Floor contracts	828	—	—	—	—	—	104.50 - 109.75	107.11	43
October 2009 — December 2009
Price swap contracts	828	128.93	—	—	—	—	—	—	56
Floor contracts	828	—	—	—	—	—	104.50 - 109.75	107.11	41
January 2010 — December 2010
Price swap contracts	360	93.40	—	—	—	—	—	—	10
Collar contracts	3,285	—	$125.50 - $130.50	$127.97	$170.00	$170.00	—	—	202

									$628

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis Contracts

At December 31, 2008, we had natural gas basis hedges to lock in the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points in the Rocky Mountains, as set forth in the table below.

			Estimated
			Fair Value
		Weighted	Asset
	Volume in	Average	(Liability)
	MMMBtus	Differential	(In millions)

January 2009 — March 2009	1,380	$(1.05)	$1
April 2009 — June 2009	1,380	(1.05)	1
July 2009 — September 2009	1,380	(1.05)	1
October 2009 — December 2009	1,380	(1.05)	2
January 2010 — December 2010	5,520	(0.99)	6
January 2011 — December 2011	5,280	(0.95)	5
January 2012 — December 2012	4,920	(0.91)	2

			$18

6.	Accounts Receivable:

As of the indicated dates, our accounts receivable consisted of the following:

	December 31,
	2008	2007
	(In millions)

Revenue	$157	$142
Joint interest	197	175
Other	21	15

Total accounts receivable	$375	$332

7.	Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(In millions)

Revenue payable	$75	$95
Accrued capital costs	319	361
Accrued lease operating expenses	50	38
Employee incentive expense	73	80
Accrued interest on long-term debt	25	19
Taxes payable	69	31
Other	61	47

Total accrued liabilities	$672	$671

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Fair Value Measurements:

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that fair value measurements be classified and disclosed in one of the following categories:

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of December 31, 2008:

	Fair Value Measurement Classification
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In millions)

Assets (Liabilities):
Investments	$6	$7	$59	$72
Oil and gas derivative swap contracts	—	366	18	384
Oil and gas derivative option contracts	—	—	524	524
Interest rate swap	—	2	—	2

Total	$6	$375	$601	$982

The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the impact of our non-performance risk on our liabilities but also the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests). We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties.

As of December 31, 2008, we continued to hold $59 million of auction rate securities that are classified as a Level 3 fair value measurement. This amount reflects a decrease in the fair value of these investments of $17 million, recorded under the caption “Accumulated other comprehensive income (loss)” on our consolidated balance sheet. Since there has been no effective mechanism for selling these securities, we reclassified them from short-term to long-term investments during the second quarter of 2008. The debt instruments underlying these investments are investment grade (rated A or better) and are guaranteed by the United States government or backed by private loan collateral. We do not believe the decrease in the fair value of these securities is permanent because we currently have the ability and intent to hold these investments until the auction succeeds, the issuer calls the securities or the securities mature. Our current available borrowing capacity under our credit arrangements provides us the liquidity to continue to hold these securities.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the year ended December 31, 2008:

	Investments	Derivatives	Total
	(In millions)

Balance at January 1, 2008	$120	$(341)	$(221)
Total realized or unrealized gains (losses):
Included in earnings	—	185	185
Included in other comprehensive income (loss)	(17)	—	(17)
Purchases, issuances and settlements(1)	(44)	698	654
Transfers in and out of Level 3	—	—	—

Balance at December 31, 2008	$59	$542	$601

Change in unrealized gains (losses) relating to investments and derivatives still held at December 31, 2008	$(17)	$485	$469

(1)	Derivative settlements include $502 million we paid to reset a portion of our oil hedging contracts for 2009 and 2010.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Debt:

As of the indicated dates, our debt consisted of the following:

	December 31,	December 31,
	2008	2007
	(In millions)

Senior unsecured debt:
Revolving credit facility:
Prime rate based loans	$—	$—
LIBOR based loans	514	—

Total revolving credit facility	514	—
Money market lines of credit(1)	47	—

Total credit arrangements	561	—

7 5/8% Senior Notes due 2011	175	175
Fair value of interest rate swap(2)	2	—

Total senior unsecured notes	177	175

Total senior unsecured debt	738	175
6 5/8% Senior Subordinated Notes due 2014	325	325
6 5/8% Senior Subordinated Notes due 2016	550	550
7 1/8% Senior Subordinated Notes due 2018	600	—

Total debt	$2,213	$1,050

(1)	Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

(2)	We have hedged $50 million principal amount of our $175 million 7 5/8% Senior Notes due 2011. The hedge provides for us to pay variable and receive fixed interest payments.

Credit Arrangements

In June 2007, we entered into a new revolving credit facility to replace our previous facility. The credit facility matures in June 2012 and provides for initial loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent. As of December 31, 2008, the largest commitment was 16% of total commitments. However, the amount that we can borrow under the facility could be limited by changing expectations of future oil and gas prices because the amount that we can borrow under the facility is determined by our lenders annually each May (and may be redetermined at the option of our lenders in the case of certain acquisitions or divestitures) using a process that takes into account the value of our estimated reserves and hedge position and the lenders’ commodity price assumptions. In the future, total loan commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (87.5 basis points per annum at December 31, 2008).

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under our current credit facility and our previous credit facilities, we pay or paid commitment fees on available but undrawn amounts based on a grid of our debt rating (0.175% per annum at December 31, 2008). We incurred fees under these arrangements of approximately $2 million for each of the years ended December 31, 2008, 2007 and 2006, which are recorded in interest expense on our consolidated statement of income.

Our credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns, and goodwill impairments) of at least 3.5 to 1.0. In addition, for as long as our debt rating is below investment grade, we must maintain a ratio of the calculated net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. For purposes of this ratio, total debt includes only 50% of the principal amount of our senior subordinated notes. At December 31, 2008, we were in compliance with all of our debt covenants.

As of December 31, 2008, we had $26 million of undrawn letters of credit outstanding under our credit facility. Letters of credit are subject to an issuance fee of 12.5 basis points and annual fees based on a grid of our debt rating (87.5 basis points at December 31, 2008). We incurred fees of less than $1 million for each of the years ended December 31, 2008, 2007 and 2006, which are recorded in interest expense on our consolidated statement of income.

Subject to compliance with the restrictive covenants in our credit facility, we also have a total of $135 million of borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions.

Senior Notes

In October 2007, we repaid in full the $125 million principal amount of our 7.45% Senior Notes with cash on hand.

In February 2001, we issued $175 million aggregate principal amount of our 7 5/8% Senior Notes due 2011. The estimated fair value of these notes at December 31, 2008 and 2007 was $159 million and $182 million, respectively, based on quoted market prices on those dates.

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

Senior Subordinated Notes

In August 2004, we issued $325 million aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2014. The estimated fair value of these notes at December 31, 2008 and 2007 was $255 million and $321 million, respectively, based on quoted market prices on those dates.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2006, we issued $550 million aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2016. The net proceeds from the offering (approximately $545 million) were used to redeem our 8 3/8% Senior Subordinated Notes due 2012 ($250 million aggregate principal amount and associated redemption premium) and for general corporate purposes, which included funding a portion of our 2006 capital program. The estimated fair value of these notes at December 31, 2008 and 2007 was $402 million and $539 million, respectively, based on quoted market prices on those dates.

On May 5, 2008, we issued $600 million aggregate principal amount of our 7 1/8% Senior Subordinated Notes due 2018. We received net proceeds from the offering of approximately $592 million. The estimated fair value of these notes at December 31, 2008 was $468 million based on quoted market prices on that date.

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

We may redeem some or all of our 7 1/8% notes at any time on or after May 15, 2013 at a redemption price stated in the indenture governing the notes. Prior to May 15, 2013, we may redeem all, but not part, of our 7 1/8% notes at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, before May 15, 2011, we may redeem up to 35% of the original principal amount of our 7 1/8% notes with the net cash proceeds of certain sales of our common stock at 107.125% of the principal amount, plus accrued and unpaid interest to the date of redemption.

The indenture governing our senior subordinated notes may limit our ability under certain circumstances to, among other things:

•	incur additional debt;

•	make restricted payments;

•	pay dividends on or redeem our capital stock;

•	make certain investments;

•	create liens;

•	engage in transactions with affiliates; and

•	engage in mergers, consolidations and sales and other dispositions of assets.

Interest Rate Swap

We have entered into an interest rate swap agreement to take advantage of low interest rates and to obtain what we viewed as a more desirable proportion of variable and fixed rate debt. The agreement is designated as a fair value hedge of a portion of our outstanding senior notes. Pursuant to SFAS No. 133, changes in the fair value of derivatives designated as fair value hedges are recognized as offsets to the changes in fair value of the exposure being hedged. As a result, the fair value of our interest rate swap agreement is reflected within

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our derivative assets or liabilities on our consolidated balance sheet and changes in its fair value are recorded as an adjustment to the carrying value of the associated long-term debt. Receipts and payments related to our interest rate swap are reflected in interest expense.

10.	Income Taxes:

For the indicated periods, income before income taxes consisted of the following:

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)

U.S.	$(572)	$269	$941
Foreign	37	25	15

Total income (loss) before income taxes	$(535)	$294	$956

For the indicated periods, the total provision (benefit) for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2008	2007	2006
	(In millions)

Current taxes:
U.S. federal	$1	$85	$31
U.S. state	—	3	1
Foreign	35	4	(2)
Deferred taxes:
U.S. federal	(165)	7	298
U.S. state	(34)	8	11
Foreign	1	15	7

Total provision (benefit) for income taxes	$(162)	$122	$346

The provision (benefit) for income taxes for each of the years in the three-year period ended December 31, 2008 was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)

Amount computed using the statutory rate	$(187)	$103	$335
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	(22)	7	8
Net effect of different tax rates in non-U.S. jurisdictions	(1)	10	(4)
Goodwill impairment	22	—	—
Other	2	2	4
Valuation allowance	24	—	3

Total provision (benefit) for income taxes	$(162)	$122	$346

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of the indicated dates the components of our deferred tax asset and deferred tax liability were as follows:

	December 31, 2008			December 31, 2007
	U.S.	Foreign	Total	U.S.	Foreign	Total
	(In millions)

Deferred tax asset:
Net operating loss carryforwards	$324	$6	$330	$100	$6	$106
Alternative minimum tax credit	84	—	84	84	—	84
Commodity derivatives	—	—	—	115	—	115
Marketable securities	6	—	6	—	—	—
Oil and gas properties	—	24	24	—	—	—
Other	26	—	26	24	—	24
Valuation allowance	—	(30)	(30)	—	(6)	(6)

Deferred tax asset	440	—	440	323	—	323

Deferred tax liability:
Commodity derivatives	(147)	—	(147)	—	—	—
Oil and gas properties	(1,156)	(21)	(1,177)	(1,369)	(23)	(1,392)

Deferred tax liability	(1,303)	(21)	(1,324)	(1,369)	(23)	(1,392)

Net deferred tax liability	(863)	(21)	(884)	(1,046)	(23)	(1,069)
Less net current deferred tax asset (liability)	(226)	—	(226)	35	—	35

Noncurrent deferred tax liability	$(637)	$(21)	$(658)	$(1,081)	$(23)	$(1,104)

As of December 31, 2008, and 2007 we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $896 million and $968 million, respectively, that may be used in future years to offset taxable income. Utilization of the NOL carryforwards is subject to annual limitations due to stock ownership changes. To the extent not utilized, the NOL carryforwards will begin to expire during the years 2019 through 2028. Utilization of NOL carryforwards is dependent upon generating sufficient future taxable income in the appropriate jurisdictions within the carryforward period.

As of December 31, 2008, we had NOL carryforwards for international income tax purposes of approximately $17 million that may be used in future years to offset taxable income. We currently estimate that we will not be able to utilize our international NOLs nor the deferred tax asset associated with our fourth quarter 2008 ceiling test writedown in Malaysia because we do not have sufficient estimated future taxable income in the appropriate jurisdictions. Therefore, valuation allowances have been established for these items. Estimates of future taxable income can be significantly affected by changes in natural gas and oil prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rollforward of our deferred tax asset valuation allowance is as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)

Balance at the beginning of the year	$(6)	$(6)	$(3)
Charged to provision for income taxes:
Brazil and other international NOL carryforwards	—	—	(3)
Malaysia ceiling test writedown	(24)	—	—

Balance at the end of the year	$(30)	$(6)	$(6)

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

Historically, we have used unissued shares of stock when stock options are exercised and we plan to utilize treasury shares in the future. At December 31, 2008, we had approximately 2.0 million additional shares available for issuance pursuant to our existing employee and director plans. Of these shares, 1.3 million could be granted as restricted shares or restricted share units. Grants of restricted shares and restricted share units under our 2004 Omnibus Stock Plan reduce the total number of shares available under that plan by two times the number of restricted shares or restricted share units issued. Of the 1.3 million shares that can be granted as restricted shares or restricted share units, 0.6 million of such shares or units can be issued under our 2004 Omnibus Stock Plan.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2008, 2007 and 2006, we recorded stock-based compensation expense of $37 million, $34 million and $25 million, respectively, for all plans. Of these amounts, $11 million, $10 million and $8 million, respectively, was capitalized in oil and gas properties.

The excess tax benefit realized from stock options exercised is recognized as a credit to additional paid in capital and is calculated as the amount by which the tax deduction we receive exceeds the deferred tax asset associated with recorded stock compensation expense. The amounts credited to additional paid in capital for 2007 and 2006 were approximately $14 million and $5 million, respectively. We did not realize an excess tax benefit from stock compensation in 2008 because we did not have sufficient taxable income to fully realize the deduction. The $10 million excess tax benefit will be realized when the deduction can be utilized to reduce current income taxes on future tax returns.

As of December 31, 2008, we had approximately $70 million of total unrecognized compensation expense related to unvested stock-based compensation awards. This compensation expense is expected to be recognized on a straight-line basis over the applicable remaining vesting period. The full amount is expected to be recognized within approximately five years.

Stock Options.  We have granted stock options under several plans. Options generally expire ten years from the date of grant and become exercisable at the rate of 20% per year. The exercise price of options cannot be less than the fair market value per share of our common stock on the date of grant.

The following table provides information about stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Number of	Weighted	Weighted
	Shares	Average	Average	Weighted	Aggregate
	Underlying	Exercise	Grant Date	Average Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value(1)
	(In millions)	per Share	per Share	(In years)	(In millions)

Outstanding at December 31, 2005	6.5	$23.60		7.4	$171
Granted	—	—	—
Exercised	(0.6)	20.91			15
Forfeited	(0.3)	27.50

Outstanding at December 31, 2006	5.6	23.68		6.3	124
Granted	—	—	—
Exercised	(1.4)	20.94			41
Forfeited	(0.4)	29.45

Outstanding at December 31, 2007	3.8	24.21		5.6	108
Granted	0.7	48.45	$16.30
Exercised	(0.8)	22.38			29
Forfeited	(0.2)	33.83

Outstanding at December 31, 2008	3.5	$28.74		5.5	$3

Exercisable at December 31, 2008	2.2	$22.43		4.3	$3

(1)	The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

On December 31, 2008, the last reported sales price of our common stock on the New York Stock Exchange was $19.75 per share.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Options Outstanding				Options Exercisable
	Number of	Weighted		Number of
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
	Options	Contractual Life	Exercise Price	Options	Exercise Price
Range of Exercise Prices	(In millions)	(In years)	per Share	(In millions)	per Share

$12.51 to $15.00	0.2	1.1	$14.79	0.2	$14.79
15.01 to 17.50	0.6	3.6	16.64	0.6	16.64
17.51 to 22.50	0.4	3.3	18.96	0.4	18.95
22.51 to 27.50	0.5	5.2	24.78	0.4	24.78
27.51 to 35.00	1.0	6.0	31.15	0.5	31.01
35.01 to 41.72	0.2	6.4	38.00	0.1	38.08
41.73 to 48.45	0.6	9.1	48.45	—	—

	3.5	5.5	$28.74	2.2	$22.43

Restricted Shares.  At December 31, 2008, our employees held 2.0 million restricted shares or restricted share units that primarily vest over a service period of four or five years. The vesting of these shares and units is dependant upon the employee’s continued service with our company. In addition, at December 31, 2008, our employees held 0.9 million restricted shares subject to performance-based vesting criteria (substantially all of which are considered market-based restricted shares under SFAS No. 123(R)).

Under our non-employee director restricted stock plan as in effect on December 31, 2008, immediately after each annual meeting of our stockholders, each of our non-employee directors then in office receive a number of restricted shares determined by dividing $100,000 by the fair market value of one share of our common stock on the date of the annual meeting. In addition, new non-employee directors elected other than at an annual meeting receive a number of restricted shares determined by dividing $100,000 by the fair market value of one share of our common stock on the date of their election. The forfeiture restrictions lapse on the day before the first annual meeting of stockholders following the date of issuance of the shares if the holder remains a director until that time. At December 31, 2008, 66,925 shares remained available for grants under the plan.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about restricted share and restricted share unit activity for the years ended December 31, 2008, 2007 and 2006:

				Weighted
				Average
		Performance/		Grant Date
	Service-Based	Market-Based		Fair Value
	Shares	Shares	Total Shares	per Share
	(In thousands, except per share data)

Non-vested shares outstanding at December 31, 2005	710	640	1,350	$23.30
Granted	242	974	1,216	27.27
Forfeited	(67)	(96)	(163)	25.53
Vested	(218)	(2)	(220)	15.52

Non-vested shares outstanding at December 31, 2006	667	1,516	2,183	26.16
Granted	711	293	1,004	38.04
Forfeited	(120)	(111)	(231)	34.22
Vested	(97)	(84)	(181)	27.21

Non-vested shares outstanding at December 31, 2007	1,161	1,614	2,775	29.77
Granted	975	—	975	42.44
Forfeited	(94)	(699)	(793)	26.86
Vested	(69)	(1)	(70)	42.11

Non-vested shares outstanding at December 31, 2008	1,973	914	2,887	$34.58

The total fair value of restricted shares that vested during the years ended December 31, 2008, 2007 and 2006 was $3.0 million, $4.9 million and $3.4 million, respectively.

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

During 2008, options to purchase 104,327 shares of our common stock at a weighted average fair value of $17.00 per share were issued under the plan. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted average interest rate of 2.48%, an expected life of six months and weighted average volatility of 42.57%. At December 31, 2008, 497,858 shares of our common stock remained available for issuance under the plan.

During 2007, options to purchase 56,429 shares of our common stock at a weighted average fair value of $11.70 per share were issued under the plan. The fair value of the options granted in 2007 was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted average interest rate of 5.01%, an expected life of six months and weighted average volatility of 34.31%. At December 31, 2007, 602,185 shares of our common stock remained available for issuance under the plan.

During 2006, options to purchase 51,445 shares of our common stock at a weighted average fair value of $13.35 per share were issued under the plan. The fair value of the options granted in 2006 was determined

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted average interest rate of 4.83%, an expected life of six months and weighted average volatility of 40.04%. At December 31, 2006, 658,614 shares of our common stock remained available for issuance under the plan.

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

We filed for a standard termination with a proposed plan termination date of April 30, 2008. As of December 31, 2008, the plan termination had not yet received approval from the Internal Revenue Service. If approved in 2009, all unrecognized gains and or losses as of December 31, 2008, along with any changes in the liability due to actual plan termination costs, will be recognized with the settlement of the plan.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plan as well as the components of net periodic benefit costs, including key assumptions. The measurement dates for plan assets and obligations were December 31, 2008 and 2007.

	2008	2007
	(In millions)

Change in benefit obligation:
Benefit obligation at beginning of year	$(34)	$(34)
Interest cost	(2)	(2)
Benefits paid	2	1
Actuarial gain	—	1

Benefit obligation at end of year	$(34)	$(34)

Change in plan assets:
Fair value of plan assets at beginning of year	$29	$27
Actual return on plan assets	10	2
Employer contributions	2	2
Settlements	(1)	—
Benefits paid	(1)	(2)

Fair value of plan assets at end of year	$39	$29

Minimum liability recognition:
Accumulated benefit obligation (ABO)	$(34)	$(34)
Fair value of plan assets	39	29

Funded (unfunded) ABO	$5	(5)

Accrued pension liability (before minimum liability recognition)		2

Additional liability		$(3)

Reconciliation of funded status:
Projected benefit obligation (PBO)	$(34)	$(34)
Fair value of plan assets	39	29

Funded (unfunded) status	5	(5)
Unrecognized net (gain) loss	(5)	3

Accrued pension liability (before minimum liability recognition)	—	(2)
Transition adjustment required to recognize minimum liability:
Accumulated other comprehensive gain (loss)	5	(3)

Accrued pension asset (liability) (after minimum liability recognition)	$5	$(5)

Check on reconciliation of accrued pension cost:
Accrued pension liability at beginning of year	$(5)	$(7)
Company contributions	2	2
Change in accumulated other comprehensive loss	8	—

Accrued pension asset (liability) at end of year	$5	$(5)

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net periodic benefit cost:
Interest cost	$2	$2	$2
Expected return on plan assets	(2)	(2)	(2)

Total periodic benefit cost	$—	$—	$—

Key Assumptions for Expense Purposes:
Discount rate assumption	6.46%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Key Assumptions for Disclosure Purposes:
Discount rate assumption	6.24%	6.46%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%

The following table sets forth the allocation of the plan’s assets by category at December 31, 2008 and 2007 as well as the target allocation of assets for 2009.

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
	2009	2008	2007

Plan Asset Categories:
Cash and money market funds	100%	100%	—
Debt securities	—	—	100%

Total	100%	100%	100%

The estimated future benefit payments under the plan for the next ten years are as follows (in millions):

Year ending December 31,
2009	$1
2010	1
2011	1
2012	1
2013	2
2014 — 2018	11

We do not anticipate making any contributions to the plan during 2009 due to the plan’s overfunded status as of December 31, 2008.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans:

Post-Retirement Medical Plan

We sponsor a post-retirement medical plan that covers all retired employees until they reach age 65. At December 31, 2008, our accumulated benefit obligation was $6 million and our accrued benefit cost was $5 million. Our net periodic benefit cost has been approximately $1 million per year.

The expected future benefit payments under our post-retirement medical plan for the next ten years are as follows (in millions):

2009 — 2013	$2
2014 — 2018	4

Incentive Compensation Plan

Our 2003 incentive compensation plan provides for the creation each calendar year of an award pool that is generally equal to 5% of our adjusted net income (as defined in the plan) plus the revenues attributable to an overriding royalty interest bearing on the interests of investors that participate in certain of our activities. Adjusted net income for purposes of this plan excludes unrealized gains and losses on commodity derivatives. The plan is administered by the Compensation & Management Development Committee of our Board of Directors and award amounts (other than for the chief executive officer) are recommended by our chief executive officer. All employees are eligible for awards if employed on both October 1 and December 31 of the performance period. Awards under the plan may, and generally do, have both a current and a long-term component. Long-term cash awards are paid in four annual installments, each installment consisting of 25% of the long-term award, plus interest. Total expense under the plan for the years ended December 31, 2008, 2007 and 2006 was $35 million, $51 million and $38 million, respectively.

401(k) and Deferred Compensation Plans

We sponsor a 401(k) profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers all of our employees other than employees of our foreign subsidiaries. We match $1.00 for each $1.00 of employee deferral, with our contribution not to exceed 8% of an employee’s salary, subject to limitations imposed by the Internal Revenue Service. We also sponsor a highly compensated employee deferred compensation plan. This non-qualified plan allows an eligible employee to defer a portion of his or her salary or bonus on an annual basis. We match $1.00 for each $1.00 of employee deferral, with our contribution not to exceed 8% of an employee’s salary, subject to limitations imposed by the plan. Our contribution with respect to each participant in the deferred compensation plan is reduced by the amount of contribution made by us to our 401(k) plan for that participant. Our combined contributions to these two plans totaled $5 million for the year ended December 31, 2008 and $4 million per year for the years ended December 31, 2007 and 2006.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Commitments and Contingencies:

Lease Commitments

We have various commitments under non-cancellable operating lease agreements for office space, equipment and drilling rigs. The majority of these commitments are related to multi-year contracts for drilling rigs that are accounted for as capital additions to our oil and gas properties. Future minimum payments required under these leases as of December 31, 2008 are as follows (in millions):

Year Ending December 31,
2009	$96
2010	35
2011	9
2012	8
2013	9
Thereafter	33

Total minimum lease payments	$190

Rent expense with respect to our lease commitments for office space for the years ended December 31, 2008, 2007 and 2006 was $8 million, $6 million and $4 million, respectively.

Other Commitments

As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data, natural gas transportation and fulfilling other cash commitments. At December 31, 2008, these work-related commitments totaled $757 million and were comprised of $613 million in the United States and $144 million internationally. A significant portion of the United States amount is related to 10-year firm transportation agreements for our Mid-Continent production. These obligations are subject to the completion of construction and required regulatory approvals. Annual amounts are not included because their timing cannot be accurately predicted.

Litigation

We have been named as a defendant in a number of lawsuits and are involved in various other disputes, all arising in the ordinary course of our business, such as (1) claims from royalty owners for disputed royalty payments, (2) commercial disputes, (3) personal injury claims and (4) property damage claims. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

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

The following tables provide the geographic operating segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as well as results of operations of oil and gas producing activities required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” for the years ended December 31, 2008, 2007 and 2006 for our continuing operations. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

	United			Other
	States	Malaysia	China	International	Total
	(In millions)

Year Ended December 31, 2008:
Oil and gas revenues	$1,861	$305	$59	$—	$2,225
Operating expenses:
Lease operating	210	52	3	—	265
Production and other taxes	60	86	11	—	157
Depreciation, depletion and amortization	597	88	12	—	697
General and administrative	136	2	2	1	141
Ceiling test and other impairments	1,792	71	—	—	1,863
Other	4	—	—	—	4
Allocated income taxes	(357)	2	8	—

Net income (loss) from oil and gas properties	$(581)	$4	$23	$(1)

Total operating expenses					3,127

Loss from operations					(902)
Interest expense, net of interest income, capitalized interest and other					(41)
Commodity derivative income					408

Loss before income taxes					$(535)

Total long-lived assets	$5,212	$390	$109	$3	$5,714

Additions to long-lived assets	$2,065	$182	$43	$1	$2,291

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United			Other
	States	Malaysia	China	International	Total
	(In millions)

Year Ended December 31, 2007:
Oil and gas revenues	$1,626	$111	$46	$—	$1,783
Operating expenses:
Lease operating	281	29	4	—	314
Production and other taxes	73	24	4	—	101
Depreciation, depletion and amortization	643	28	11	—	682
General and administrative	150	2	3	—	155
Allocated income taxes	172	11	8	—

Net income from oil and gas properties	$307	$17	$16	$—

Total operating expenses					1,252

Income from operations					531
Interest expense, net of interest income, capitalized interest and other					(49)
Commodity derivative expense					(188)

Income from continuing operations before income taxes					$294

Total long-lived assets	$5,480	$365	$76	$2	$5,923

Additions to long-lived assets	$2,409	$216	$24	$2	$2,651

	United			Other
	States	Malaysia	China	International	Total
	(In millions)

Year Ended December 31, 2006:
Oil and gas revenues	$1,611	$49	$13	$—	$1,673
Operating expenses:
Lease operating	261	14	1	—	276
Production and other taxes	49	11	1	—	61
Depreciation, depletion and amortization	611	9	4	—	624
General and administrative	116	1	1	—	118
Ceiling test writedown	—	—	—	6	6
Other	(11)	—	—	—	(11)
Allocated income taxes	211	5	2	—

Net income (loss) from oil and gas properties	$374	$9	$4	$(6)

Total operating expenses					1,074

Income from operations					599
Interest expense, net of interest income, capitalized interest and other					(32)
Commodity derivative income					389

Income from continuing operations before income taxes					$956

Total long-lived assets	$5,208	$182	$65	$—	$5,455

Additions to long-lived assets	$1,621	$109	$24	$1	$1,755

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Cash Flow Information:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Cash payments:
Interest payments, net of interest capitalized of $60, $47 and $44 during 2008, 2007 and 2006, respectively	$47	$56	$39
Income tax payments	6	87	11
Non-cash items excluded from the statement of cash flows:
Accrued capital expenditures	$33	$(24)	$(124)
Asset retirement costs	(16)	194	(8)

17.	Related Party Transaction:

David A. Trice, our Chairman and Chief Executive Officer, and Susan G. Riggs, our Treasurer, are minority owners of Huffco International L.L.C. In May 1997, prior to Mr. Trice and Ms. Riggs joining us, we acquired from Huffco an entity now known as Newfield China, LDC, the owner of a 12% interest in a three field unit located on Blocks 04/36 and 05/36 in Bohai Bay, offshore China. Huffco retained preferred shares of Newfield China that provide for an aggregate dividend equal to 10% of the excess of proceeds received by Newfield China from the sale of oil, gas and other minerals over all costs incurred with respect to exploration and production in Block 05/36, plus the cash purchase price we paid Huffco for Newfield China ($6 million). At December 31, 2008, Newfield China had unrecovered exploration and production costs that exceeded revenues. As a result, no dividends have been paid as of December 31, 2008 on its preferred shares. Newfield anticipates that it will begin paying preferred dividends in the fourth quarter of 2009. Based on our estimate of the net present value of the proved reserves associated with Block 05/36, the indirect interests (through Huffco) in Newfield China’s preferred shares held by Mr. Trice and Ms. Riggs had a net present value of approximately $242,000 and $93,000, respectively, at December 31, 2008.

18.	Subsequent Event:

In 1999, we adopted a stockholders rights plan. The plan was designed to ensure that all of our stockholders receive fair and equal treatment if a takeover of our company was proposed. It included safeguards against partial or two-tiered tender offers, squeeze-out mergers, and other abusive takeover tactics. The plan expired by its terms on February 22, 2009.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Results of Operations (Unaudited):

The results of operations by quarter for the years ended December 31, 2008 and 2007 are as follows:

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

Oil and gas revenues	$515	$691	$680	$338
Income (loss) from operations(1)	216	378	345	(1,842)
Net income (loss)	(64)	(244)	724	(789)
Basic earnings (loss) per common share(2)	$(0.50)	$(1.89)	$5.59	$(6.09)
Diluted earnings (loss) per common share	$(0.50)	$(1.89)	$5.48	$(6.09)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

Oil and gas revenues	$440	$526	$419	$398
Income from operations(3)	93	183	131	124
Income (loss) from continuing operations	(47)	152	92	(25)
Income (loss) from discontinued operations, net of tax(4)	(49)	(2)	(9)	338
Net income (loss)	(96)	150	83	313
Basic earnings (loss) per common share(2):
Income (loss) from continuing operations	$(0.37)	$1.19	$0.72	$(0.20)
Income (loss) from discontinued operations	(0.38)	(0.02)	(0.07)	2.63

Basic earnings (loss) per common share	$(0.75)	$1.17	$0.65	$2.43

Diluted earnings (loss) per common share(2):
Income (loss) from continuing operations	$(0.37)	$1.17	$0.70	$(0.19)
Income (loss) from discontinued operations	(0.38)	(0.02)	(0.06)	2.57

Diluted earnings (loss) per common share	$(0.75)	$1.15	$0.64	$2.38

(1)	Income (loss) from operations for the fourth quarter of 2008 includes a full cost ceiling test writedown of $1.8 billion and a goodwill impairment of $62 million.

(2)	The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings per share as each quarterly computation is based on the income or loss for that quarter and the weighted-average number of shares outstanding during that quarter.

(3)	Income from operations for the first quarter of 2007 includes $36 million of hurricane related expenses incurred subsequent to the settlement of all of our insurance claims related to the 2005 storms.

(4)	Income (loss) from discontinued operations, net of tax, for the first quarter of 2007 includes a full cost ceiling test writedown of $47 million. Income (loss) from discontinued operations, net of tax, for the fourth quarter of 2007 includes a $341 million gain on the sale of our interests in the U.K. North Sea.

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED

Costs incurred for oil and gas property acquisitions, exploration and development for each of the years in the three-year period ended December 31, 2008 are as follows:

						Discontinued
						Operations
	United			Other		United
	States	Malaysia	China	International	Total	Kingdom(5)
	(In millions)
2008:
Property acquisitions:
Unproved	$235	$9	$1	$—	$245	$—
Proved	128	—	—	—	128	—
Exploration(1)	1,294	53	28	1	1,376	—
Development(2)	408	120	14	—	542	—

Total costs incurred(3)	$2,065	$182	$43	$1	$2,291	$—

2007:
Property acquisitions(4):
Unproved	$258	$—	$2	$—	$260	$—
Proved	479	—	—	—	479	—
Exploration(1)	1,320	47	11	1	1,379	2
Development(2)	353	169	11	—	533	24

Total costs incurred(3)	$2,410	$216	$24	$1	$2,651	$26

2006:
Property acquisitions:
Unproved	$62	$8	$—	$—	$70	$3
Proved	8	7	—	—	15	—
Exploration(1)	1,174	48	2	1	1,225	27
Development(2)	377	46	22	—	445	121

Total costs incurred(3)	$1,621	$109	$24	$1	$1,755	$151

(1)	Includes $351 million, $240 million and $363 million of United States costs for non-exploitation activities for 2008, 2007 and 2006, respectively; $9 million, $23 million and $22 million of Malaysia costs for non-exploitation activities for 2008, 2007 and 2006, respectively; $28 million, $11 million and $1 million of China costs for non-exploitation activities for 2008, 2007 and 2006, respectively; and $1 million per year of Other International costs for non-exploitation activities for 2008, 2007 and 2006.

(2)	Includes $15 million, $21 million and $11 million for 2008, 2007 and 2006, respectively, of asset retirement costs recorded in accordance with SFAS No. 143.

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

(3)	Other items impacting the capitalized costs of our oil and gas properties which are not included in total costs incurred are as follows:

	2008	2007	2006
	(In millions)

Proceeds from property sales — domestic	$17	$1,295	$23
Asset retirement costs associated with property sales	—	216	—
Insurance settlement proceeds — domestic	—	1	48
Ceiling test writedown — domestic	1,730	—	—
Ceiling test writedown — international	71	—	6

	$1,818	$1,512	$77

(4)	Includes $578 million related to the acquisition of Stone Energy’s Rocky Mountain assets.

(5)	Exploration cost includes $7 million for non-exploitation activities for 2006. Total costs incurred includes $3 million and $5 million for 2007 and 2006, respectively, of asset retirement costs recorded in accordance with SFAS No. 143.

Capitalized costs for our oil and gas producing activities consisted of the following at the end of each of the years in the three-year period ended December 31, 2008:

						Discontinued
						Operations –
	United			Other		United
	States	Malaysia	China	International	Total	Kingdom
	(In millions)
December 31, 2008:
Proved properties	$8,457	$473	$102	$—	$9,032	$—
Unproved properties	1,133	63	33	3	1,232	—

	9,590	536	135	3	10,264	—
Accumulated depreciation, depletion and amortization	(4,378)	(146)	(26)	—	(4,550)	—

Net capitalized costs	$5,212	$390	$109	$3	$5,714	$—

December 31, 2007:
Proved properties	$8,240	$310	$82	$—	$8,632	$—
Unproved properties	1,031	116	10	2	1,159	—

	9,271	426	92	2	9,791	—
Accumulated depreciation, depletion and amortization	(3,791)	(61)	(16)	—	(3,868)	—

Net capitalized costs	$5,480	$365	$76	$2	$5,923	$—

December 31, 2006:
Proved properties	$7,555	$146	$67	$—	$7,768	$170
Unproved properties	856	63	2	—	921	32

	8,411	209	69	—	8,689	202
Accumulated depreciation, depletion and amortization	(3,203)	(27)	(4)	—	(3,234)	(2)

Net capitalized costs	$5,208	$182	$65	$—	$5,455	$200

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

Estimated Net Quantities of Proved Oil and Gas Reserves

The following table sets forth our total net proved reserves and our total net proved developed reserves as of December 31, 2005, 2006, 2007 and 2008 and the changes in our total net proved reserves during the three-year period ended December 31, 2008, as estimated by our petroleum engineering staff:

	Oil, Condensate and Natural				Natural
	Gas Liquids (MMBbls)				Gas (Bcf)	Total Natural Gas Equivalents (Bcfe)
									Discontinued
									Operations –
									United
	U.S.	Malaysia(1)	China(1)	Total	U.S.	U.S.	Malaysia	China	Kingdom	Total

Proved developed and undeveloped reserves as of:
December 31, 2005	86.5	9.0	5.3	100.8	1,327.2	1,846.2	53.8	31.5	69.4	2,000.9
Revisions of previous estimates	2.2	(0.7)	0.3	1.8	(70.0)	(57.0)	(4.0)	2.1	(16.8)	(75.7)
Extensions, discoveries and other additions	11.9	8.1	—	20.0	466.2	537.6	48.8	—	15.4	601.8
Purchases of properties	—	—	—	—	1.3	1.3	—	—	—	1.3
Sales of properties	—	—	—	—	(0.1)	(0.2)	—	—	(12.7)	(12.9)
Production	(7.8)	(0.9)	(0.3)	(9.0)	(189.6)	(236.1)	(5.6)	(1.7)	—	(243.4)

December 31, 2006	92.8	15.5	5.3	113.6	1,535.0	2,091.8	93.0	31.9	55.3	2,272.0
Revisions of previous estimates	0.4	(0.2)	0.9	1.1	(18.3)	(16.2)	(1.0)	5.3	—	(11.9)
Extensions, discoveries and other additions	12.6	0.3	—	12.9	583.3	658.7	1.6	—	—	660.3
Purchases of properties(2)	9.6	—	—	9.6	162.9	220.6	—	—	—	220.6
Sales of properties(3)	(12.4)	—	—	(12.4)	(267.7)	(342.2)	—	—	(53.6)	(395.8)
Production	(7.8)	(1.8)	(0.8)	(10.4)	(185.2)	(231.8)	(10.6)	(4.8)	(1.7)	(248.9)

December 31, 2007	95.2	13.8	5.4	114.4	1,810.0	2,380.9	83.0	32.4	—	2,496.3
Revisions of previous estimates	(3.8)	7.5	0.8	4.5	(93.0)	(116.0)	44.7	4.8	—	(66.5)
Extensions, discoveries and other additions	25.6	4.9	1.3	31.8	533.9	687.5	29.3	7.6	—	724.4
Purchases of properties	0.8	—	—	0.8	28.8	33.6	—	—	—	33.6
Sales of properties	—	—	—	—	(2.0)	(2.1)	—	—	—	(2.1)
Production	(7.0)	(3.6)	(0.6)	(11.2)	(167.9)	(209.8)	(21.8)	(3.7)	—	(235.3)

December 31, 2008	110.8	22.6	6.9	140.3	2,109.8	2,774.1	135.2	41.1	—	2,950.4

Proved developed reserves as of:
December 31, 2005	54.6	4.3	—	58.9	1,010.2	1,338.0	25.8	—	—	1,363.8
December 31, 2006	60.9	2.4	1.8	65.1	1,093.6	1,458.9	14.6	10.6	—	1,484.1
December 31, 2007	61.3	6.3	3.9	71.5	1,136.4	1,504.7	37.5	23.4	—	1,565.6
December 31, 2008	65.2	12.0	4.6	81.8	1,336.0	1,727.0	72.3	27.4	—	1,826.7

(1)	All of our oil reserves in Malaysia and China are associated with production sharing contracts and are calculated using the economic interest method.

(2)	Substantially all of the purchases of U.S. oil and gas reserves in 2007 relate to our June 2007 acquisition of Stone Energy’s Rocky Mountain assets.

(3)	Substantially all of the sales of oil and gas reserves in 2007 relate to the sale of our shallow water Gulf of Mexico assets and the sale of our coal bed methane assets in the Cherokee Basin of Oklahoma.

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

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

The standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves is as follows:

				Discontinued
				Operations –
				United
	U.S.	Malaysia	China	Kingdom	Total
	(In millions)

2008:
Future cash inflows	$13,629	$879	$242	$—	$14,750
Less related future:
Production costs	(3,782)	(329)	(62)	—	(4,173)
Development and abandonment costs	(2,510)	(148)	(23)	—	(2,681)

Future net cash flows before income taxes	7,337	402	157	—	7,896
Future income tax expense	(1,895)	(18)	(21)	—	(1,934)

Future net cash flows before 10% discount	5,442	384	136	—	5,962
10% annual discount for estimating timing of cash flows	(2,897)	(81)	(55)	—	(3,033)

Standardized measure of discounted future net cash flows	$2,545	$303	$81	$—	$2,929

2007:
Future cash inflows	$18,539	$1,364	$408	$—	$20,311
Less related future:
Production costs	(4,107)	(732)	(115)	—	(4,954)
Development and abandonment costs	(2,124)	(58)	(21)	—	(2,203)

Future net cash flows before income taxes	12,308	574	272	—	13,154
Future income tax expense	(3,854)	(95)	(55)	—	(4,004)

Future net cash flows before 10% discount	8,454	479	217	—	9,150
10% annual discount for estimating timing of cash flows	(4,421)	(111)	(87)	—	(4,619)

Standardized measure of discounted future net cash flows	$4,033	$368	$130	$—	$4,531

2006:
Future cash inflows	$12,922	$930	$247	$276	$14,375
Less related future:
Production costs	(3,033)	(476)	(97)	(46)	(3,652)
Development and abandonment costs	(1,667)	(132)	(9)	(54)	(1,862)

Future net cash flows before income taxes	8,222	322	141	176	8,861
Future income tax expense	(2,309)	(121)	(51)	(97)	(2,578)

Future net cash flows before 10% discount	5,913	201	90	79	6,283
10% annual discount for estimating timing of cash flows	(2,727)	(66)	(28)	(15)	(2,836)

Standardized measure of discounted future net cash flows	$3,186	$135	$62	$64	$3,447

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Set forth in the table below is a summary of the changes in the standardized measure of discounted future net cash flows for our proved oil and gas reserves during each of the years in the three-year period ended December 31, 2008:

				Discontinued
				Operations –
				United
	U.S.	Malaysia	China	Kingdom	Total
	(In millions)

2008:
Beginning of the period	$4,033	$368	$130	$—	$4,531
Revisions of previous estimates:
Changes in prices and costs	(2,558)	(189)	(79)	—	(2,826)
Changes in quantities	(196)	169	13	—	(14)
Changes in future development costs	(10)	(33)	1	—	(42)
Development costs incurred during the period	352	88	13	—	453
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	774	61	18	—	853
Purchases and sales of reserves in place, net	46	—	—	—	46
Accretion of discount	580	44	16	—	640
Sales of oil and gas, net of production costs	(1,230)	(166)	(34)	—	(1,430)
Net change in income taxes	952	58	20	—	1,030
Production timing and other	(198)	(97)	(17)	—	(312)

Net decrease	(1,488)	(65)	(49)	—	(1,602)

End of the period	$2,545	$303	$81	$—	$2,929

2007:
Beginning of the period	$3,186	$135	$62	$64	$3,447
Revisions of previous estimates:
Changes in prices and costs	1,125	173	70	—	1,368
Changes in quantities	(62)	(6)	29	—	(39)
Changes in future development costs	(37)	(22)	—	—	(59)
Development costs incurred during the period	258	112	—	22	392
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	1,341	16	—	—	1,357
Purchases and sales of reserves in place, net	(438)	—	—	(153)	(591)
Accretion of discount	434	22	9	—	465
Sales of oil and gas, net of production costs	(1,082)	(52)	(22)	(7)	(1,163)
Net change in income taxes	(614)	15	(1)	71	(529)
Production timing and other	(78)	(25)	(17)	3	(117)

Net increase (decrease)	847	233	68	(64)	1,084

End of the period	$4,033	$368	$130	$—	$4,531

2006:
Beginning of the period	$4,734	$80	$81	$158	$5,053
Revisions of previous estimates:
Changes in prices and costs	(1,959)	(24)	(41)	(231)	(2,255)
Changes in quantities	(123)	(13)	7	(53)	(182)
Changes in future development costs	(196)	—	—	(14)	(210)
Development costs incurred during the period	326	33	19	110	488
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	958	88	—	38	1,084
Purchases and sales of reserves in place, net	2	—	—	(60)	(58)
Accretion of discount	679	16	11	32	738
Sales of oil and gas, net of production costs	(1,656)	(25)	(12)	—	(1,693)
Net change in income taxes	899	(12)	(2)	96	981
Production timing and other	(478)	(8)	(1)	(12)	(499)

Net increase (decrease)	(1,548)	55	(19)	(94)	(1,606)

End of the period	$3,186	$135	$62	$64	$3,447

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Election of Directors,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Board of Directors,” “Corporate Governance — Committees,” “Corporate Governance — Audit Committee,” “Corporate Governance — Nominating & Corporate Governance Committee” and “Stockholder Proposals for 2010 Annual Meeting and Director Nominations” in our proxy statement for our 2009 annual meeting of stockholders to be held on May 7, 2009 (the “2009 Proxy Statement”) and the information set forth under the heading “Executive Officers of the Registrant” in this report are incorporated herein by reference.

Corporate Code of Business Conduct and Ethics

We have adopted a corporate code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer and controller or principal accounting officer) and employees. Our corporate code includes a financial code of ethics applicable to our chief executive officer, chief financial officer and controller or chief accounting officer. Both of these codes are available under the

“Corporate Governance — Overview” tab on our website at www.newfield.com. You may request a free copy of these codes from:

Newfield Exploration Company
Attention: Investor Relations
363 North Sam Houston Parkway East, Suite 100
Houston, Texas 77060
(281) 405-4284

We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information under the “Corporate Governance” tab of our website at www.newfield.com.

Corporate Governance Materials

We have adopted charters for each of the Audit Committee, the Compensation & Management Development Committee and the Nominating & Corporate Governance Committee of our Board of Directors and corporate governance guidelines. Each of these documents is available on our website. You may request a free copy of these documents from the address and phone number set forth above under “— Corporate Code of Business Conduct and Ethics.”

Certifications

The New York Stock Exchange requires the chief executive officer of each listed company to certify annually that he or she is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. Our Chief Executive Officer provided such certification to the NYSE in 2008, without qualification. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2008.

Item 11.	Executive Compensation

The information appearing in our 2009 Proxy Statement under the headings “Compensation & Management Development Committee Report” (which is furnished), “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2009 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2009 Proxy Statement under the headings “Corporate Governance — Board of Directors,” “Corporate Governance — Committees” and “Interests of Management and Others in Certain Transactions” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information appearing in our 2009 Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Reference is made to the index set forth on page 52 of this report.

Financial Statement Schedules

Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

Exhibits

Exhibit
Number			Title

3.1		—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
3	.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))
3	.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))
3	.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))
3.2		—	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
4.1		—	Rights Agreement, dated as of February 12, 1999, between Newfield and ChaseMellon Shareholder Services L.L.C., as Rights Agent, specifying the terms of the Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share, of Newfield (incorporated by reference to Exhibit 1 to Newfield’s Registration Statement on Form 8-A filed with the SEC on February 18, 1999 (File No. 1-12534))
4.3		—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))
4.4		—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))
4	.4.1	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))
4	.4.2	—	Third Supplemental Indenture, dated as of April 3, 2006, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4.3 of Newfield’s Current Report on Form 8-K filed with the SEC on April 3, 2006 (File No. 1-12534))

Exhibit
Number			Title

4	.4.3	—	Form of Fourth Supplemental Indenture, to be dated as of May 8, 2008, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 7, 2008 (File No. 1-12534))
†10	.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))
†10	.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.4	—	Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on March 1, 2007 (File No. 1-12534))
†10	.4.1	—	First Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.4.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))
†10	.5	—	Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Appendix A to Newfield’s definitive proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders filed with the SEC on March 16, 2007 (File No. 1-12534))
†10	.5.1	—	First Amendment to Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Exhibit 10.5.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))
†10	.6	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf and Mark J. Spicer dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))

Exhibit
Number			Title

†10	.7	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))
†10	.8	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, John D. Marziotti, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.9	—	Form of TSR 2007 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer and James T. Zernell dated as of February 14, 2007 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.10	—	Form of 2007 Restricted Unit Agreement between Newfield and each of David A. Trice, David F. Schaible, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.11	—	Form of Restricted Stock Agreement between Newfield and (a) John Marziotti dated as of August 1, 2007 and (b) Lee K. Boothby and George T. Dunn dated as of October 1, 2007 (incorporated by reference to Exhibit 10.10 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.12	—	Form of 2008 Restricted Unit Agreement between Newfield and each of David A. Trice, Lee K. Boothby, Michael Van Horn, Terry W. Rathert, William D. Schneider, George T. Dunn, Gary D. Packer, John H. Jasek, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, James J. Metcalf, John D. Marziotti, Brian L. Rickmers, Susan G. Riggs and Mark J. Spicer dated as of February 7, 2008 and William Mark Blumenshine dated as of March 15, 2008 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.13	—	Form of 2008 Stock Option Agreement between Newfield and David A. Trice dated as of February 7, 2008 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.14	—	Form of 2008 Stock Option Agreement between Newfield and each of Lee K. Boothby, Michael Van Horn, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, John D. Marziotti, James J. Metcalf, Brian L. Rickmers, Susan G. Riggs and Mark J. Spicer dated as of February 7, 2008 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.15	—	Form of Restricted Stock Agreement (incorporated by referenced to Exhibit 10.15 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
†10	.16	—	Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.18 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
†10	.16.1	—	First Amendment to Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.5.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12534))

Exhibit
Number			Title

†10	.16.2	—	Second Amendment to Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B of Newfield’s definitive proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders filed with the SEC on March 16, 2007 (File No. 1-12534))
†10	.17	—	Second Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.18	—	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of November 6, 2008 (incorporated by reference to Exhibit 10.17.1 to Newfield’s Current Report on Form 8-K filed with the SEC on November 10, 2008 (File No. 1-12534))
†10	.19	—	Second Amended and Restated Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.4 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.19.1	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible and Terry W. Rathert dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.5 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.19.2	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and William D. Schneider dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.8 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.19.3	—	Amended and Restated Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.6 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.19.4	—	Second Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.7 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.19.5	—	Form of Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.9 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.19.6	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn and Gary D. Packer dated effective as of November 7, 2008 (incorporated by reference to Exhibit 10.19.6 to Newfield’s Current Report on Form 8-K filed with the SEC on November 10, 2008 (File No. 1-12534))
†10	.20	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
†10	.21.1	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
*†10	.21.2	—	Amendment to Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC effective as of September 12, 2007
10.22		—	Credit Agreement, dated as of June 22, 2007, among Newfield Exploration Company, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.11 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
*21	.1	—	List of Significant Subsidiaries
*23	.1	—	Consent of PricewaterhouseCoopers LLP

Exhibit
Number			Title

*24	.1	—	Power of Attorney
*31	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

NEWFIELD EXPLORATION COMPANY

By:	/s/ DAVID A. TRICE
David A. Trice
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 27th day of February, 2009.

Signature	Title

/s/ DAVID A. TRICE David A. Trice	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TERRY W. RATHERT Terry W. Rathert	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN L. RICKMERS Brian L. Rickmers	Controller (Principal Accounting Officer)

/s/ PHILIP J. BURGUIERES* Philip J. Burguieres	Director

/s/ PAMELA J. GARDNER* Pamela J. Gardner	Director

/s/ DENNIS R. HENDRIX* Dennis R. Hendrix	Director

/s/ JOHN R. KEMP III* John R. Kemp III	Director

/s/ J. MICHAEL LACEY* J. Michael Lacey	Director

/s/ JOSEPH H. NETHERLAND* Joseph H. Netherland	Director

/s/ HOWARD H. NEWMAN* Howard H. Newman	Director

Signature		Title

/s/ THOMAS G. RICKS* Thomas G. Ricks		Director

/s/ JUANITA F. ROMANS* Juanita F. Romans		Director

/s/ C. E. SHULTZ* C. E. Shultz		Director

/s/ J. TERRY STRANGE* J. Terry Strange		Director

*By:	/s/ BRIAN L. RICKMERS Brian L. Rickmers, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Title
3.1	—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))

3.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))

3.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))

3.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))

3.2	—	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

4.1	—	Rights Agreement, dated as of February 12, 1999, between Newfield and ChaseMellon Shareholder Services L.L.C., as Rights Agent, specifying the terms of the Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share, of Newfield (incorporated by reference to Exhibit 1 to Newfield’s Registration Statement on Form 8-A filed with the SEC on February 18, 1999 (File No. 1-12534))

4.3	—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))

4.4	—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))

4.4.1	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))

4.4.2	—	Third Supplemental Indenture, dated as of April 3, 2006, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4.3 of Newfield’s Current Report on Form 8-K filed with the SEC on April 3, 2006 (File No. 1-12534))

4.4.3	—	Form of Fourth Supplemental Indenture, to be dated as of May 8, 2008, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 7, 2008 (File No. 1-12534))

†10.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))

†10.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))

†10.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))

†10.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))

Exhibit
Number		Title
†10.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))

†10.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))

†10.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))

†10.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))

†10.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))

†10.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))

†10.4	—	Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on March 1, 2007 (File No. 1-12534))

†10.4.1	—	First Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.4.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))

†10.5	—	Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Appendix A to Newfield’s definitive proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders filed with the SEC on March 16, 2007 (File No. 1-12534))

†10.5.1	—	First Amendment to Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Exhibit 10.5.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))

†10.6	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf and Mark J. Spicer dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))

†10.7	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))

†10.8	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Elliott Pew, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, John D. Marziotti, James J. Metcalf, Mark J. Spicer, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))

Exhibit
Number		Title
†10.9	—	Form of TSR 2007 Restricted Stock Agreement between Newfield and each of David A. Trice, David F. Schaible, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer and James T. Zernell dated as of February 14, 2007 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))

†10.10	—	Form of 2007 Restricted Unit Agreement between Newfield and each of David A. Trice, David F. Schaible, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))

†10.11	—	Form of Restricted Stock Agreement between Newfield and(a) John Marziotti dated as of August 1, 2007 and(b) Lee K. Boothby and George T. Dunn dated as of October 1, 2007 (incorporated by reference to Exhibit 10.10 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

†10.12	—	Form of 2008 Restricted Unit Agreement between Newfield and each of David A. Trice, Lee K. Boothby, Michael Van Horn, Terry W. Rathert, William D. Schneider, George T. Dunn, Gary D. Packer, John H. Jasek, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, James J. Metcalf, John D. Marziotti, Brian L. Rickmers, Susan G. Riggs and Mark J. Spicer dated as of February 7, 2008 and William Mark Blumenshine dated as of March 15, 2008 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))

†10.13	—	Form of 2008 Stock Option Agreement between Newfield and David A. Trice dated as of February 7, 2008 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))

†10.14	—	Form of 2008 Stock Option Agreement between Newfield and each of Lee K. Boothby, Michael Van Horn, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, John D. Marziotti, James J. Metcalf, Brian L. Rickmers, Susan G. Riggs and Mark J. Spicer dated as of February 7, 2008 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))

†10.15	—	Form of Restricted Stock Agreement (incorporated by referenced to Exhibit 10.15 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

†10.16	—	Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.18 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))

†10.16.1	—	First Amendment to Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.5.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12534))

†10.16.2	—	Second Amendment to Newfield Exploration Company 2000 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B of Newfield’s definitive proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders filed with the SEC on March 16, 2007 (File No. 1-12534))

†10.17	—	Second Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

†10.18	—	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of November 6, 2008 (incorporated by reference to Exhibit 10.17.1 to Newfield’s Current Report on Form 8-K filed with the SEC on November 10, 2008 (File No. 1-12534))

†10.19	—	Second Amended and Restated Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.4 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

Exhibit
Number		Title
†10.19.1	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of David A. Trice, David F. Schaible and Terry W. Rathert dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.5 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

†10.19.2	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and William D. Schneider dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.8 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

†10.19.3	—	Amended and Restated Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.6 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

†10.19.4	—	Second Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.7 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

†10.19.5	—	Form of Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of July 26, 2007 (incorporated by reference to Exhibit 10.9 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

†10.19.6	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn and Gary D. Packer dated effective as of November 7, 2008 (incorporated by reference to Exhibit 10.19.6 to Newfield’s Current Report on Form 8-K filed with the SEC on November 10, 2008 (File No. 1-12534))

†10.20	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

†10.21.1	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))

*†10.21.2	—	Amendment to Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC effective as of September 12, 2007

10.22	—	Credit Agreement, dated as of June 22, 2007, among Newfield Exploration Company, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.11 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

*21.1	—	List of Significant Subsidiaries

*23.1	—	Consent of PricewaterhouseCoopers LLP

*24.1	—	Power of Attorney

*31.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.