Form 10-Q
period 2009-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2009-04-24
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
Suite 100
Houston, Texas 77060
(Address and Zip Code of principal executive offices)

(281) 847-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

     As of April 22, 2009, there were 132,615,727 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$38	$24
Accounts receivable	302	375
Inventories	117	96
Derivative assets	775	663
Other current assets	87	48
Total current assets	1,319	1,206
Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($1,256 at March 31, 2009 and $1,303 at December 31, 2008 were excluded from amortization)	9,374	10,349
Less—accumulated depreciation, depletion and amortization	(4,752)	(4,591)
	4,622	5,758

Derivative assets	203	247
Long-term investments	62	72
Deferred taxes	16	—
Other assets	21	22
Total assets	$6,243	$7,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76	$103
Accrued liabilities	600	672
Advances from joint owners	95	73
Asset retirement obligation	8	11
Deferred taxes	265	226
Total current liabilities	1,044	1,085

Other liabilities	38	22
Long-term debt	2,287	2,213
Asset retirement obligation	70	70
Deferred taxes	232	658
Total long-term liabilities	2,627	2,963

Commitments and contingencies (Note 5)	—	—

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized at March 31, 2009 and December 31, 2008; 133,997,376 and 133,985,751 shares issued at March 31, 2009 and December 31, 2008, respectively)	1	1
Additional paid-in capital	1,339	1,335
Treasury stock (at cost; 1,473,829 and 1,908,243 shares at March 31, 2009 and December 31, 2008, respectively)	(25)	(32)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(15)	(13)
Unrealized gain on pension assets	2	2
Retained earnings	1,270	1,964
Total stockholders' equity	2,572	3,257
Total liabilities and stockholders' equity	$6,243	$7,305

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Oil and gas revenues	$262	$515

Operating expenses:
Lease operating	71	59
Production and other taxes	9	51
Depreciation, depletion and amortization	159	157
General and administrative	32	32
Ceiling test writedown	1,344	—
Other	2	—
Total operating expenses	1,617	299

Income (loss) from operations	(1,355)	216

Other income (expenses):
Interest expense	(32)	(19)
Capitalized interest	14	13
Commodity derivative income (expense)	278	(321)
Other	3	3
	263	(324)

Loss before income taxes	(1,092)	(108)

Income tax provision (benefit):
Current	5	19
Deferred	(403)	(63)
	(398)	(44)

Net loss	$(694)	$(64)

Loss per share:
Basic	$(5.35)	$(0.50)
Diluted	$(5.35)	$(0.50)

Weighted average number of shares outstanding for basic loss per share	130	129

Weighted average number of shares outstanding for diluted loss per share	130	129

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(694)	$(64)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	159	157
Deferred tax benefit	(403)	(63)
Stock-based compensation	8	5
Ceiling test writedown	1,344	―
Commodity derivative (income) expense	(278)	321
Cash (payments) receipts on derivative settlements	211	(40)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	73	(91)
(Increase) decrease in inventories	(17)	5
Increase in commodity derivative assets	―	(8)
Increase in other current assets	(46)	(3)
Decrease in other assets	7	―
Increase (decrease) in accounts payable and accrued liabilities	(54)	13
Increase in advances from joint owners	22	26
Increase in other liabilities	17	14
Net cash provided by operating activities	349	272

Cash flows from investing activities:
Additions to oil and gas properties	(403)	(501)
Acquisition of oil and gas properties	(9)	―
Proceeds from sales of oil and gas properties	―	2
Additions to furniture, fixtures and equipment	(2)	(2)
Purchases of investments	―	(22)
Redemptions of investments	7	68
Net cash used in investing activities	(407)	(455)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	455	64
Repayments of borrowings under credit arrangements	(382)	(64)
Proceeds from issuances of common stock	―	9
Stock-based compensation excess tax benefit	―	4
Purchase of treasury stock	(1)	―
Net cash provided by financing activities	72	13

Increase (decrease) in cash and cash equivalents	14	(170)
Cash and cash equivalents, beginning of period	24	250
Cash and cash equivalents, end of period	$38	$80

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2008	134.0	$1	(1.9)	$(32)	$1,335	$1,964	$(11)	$3,257
Treasury stock, at cost			―	(1)				(1)
Stock-based compensation			0.4	8	4			12
Comprehensive income (loss):
Net loss						(694)		(694)
Unrealized loss on investments, net of tax of $1							(2)	(2)
Total comprehensive loss								(696)
Balance, March 31, 2009	134.0	$1	(1.5)	$(25)	$1,339	$1,270	$(13)	$2,572

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

These financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

  Dependence on Oil and Gas Prices

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for natural gas and oil. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for oil and gas declined materially during the fourth quarter of 2008, and natural gas prices continued to decline materially during the first quarter of 2009.  A continued or extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we can economically produce.

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

Investments

Investments consist primarily of debt and equity securities as well as auction rate securities, substantially all of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains or losses are computed based on specific identification of the securities sold. We realized interest income and gains on our investments of $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia and China is produced into floating production, storage and off-loading vessels and sold periodically as barge quantities are accumulated. The product inventory consisted of approximately 549,000 barrels and 293,000 barrels of crude oil valued at cost of $16 million and $9 million at March 31, 2009 and December 31, 2008, respectively. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease significantly or if we have substantial downward revisions in our estimated proved reserves. During the first quarter of 2009, natural gas prices decreased significantly as compared to prices in effect at December 31, 2008 of $5.71 per MMBtu for gas and $44.61 per barrel for oil.  At March 31, 2009, the ceiling value of our reserves was calculated based upon quoted market prices of $3.63 per MMBtu for gas and $49.65 per barrel for oil, adjusted for market differentials.  Using these prices, the unamortized net capitalized costs of our domestic oil and gas properties at March 31, 2009 exceeded the ceiling amount by approximately $1.3 billion ($854 million, after-tax).  At March 31, 2009, the cost center ceilings with respect to our properties in Malaysia and China exceeded the net capitalized costs of the respective properties, as such no ceiling test writedowns were required.

A decline in oil and gas prices subsequent to March 31, 2009 could result in additional ceiling test writedowns in the second quarter of 2009 and possibly thereafter.

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

The changes to our ARO for the three months ended March 31, 2009 are set forth below (in millions):

Balance as of January 1, 2009	$81
Accretion expense	1
Additions	1
Settlements	(5)
Balance at March 31, 2009	$78
Less: Current portion of ARO at March 31, 2009	(8)
Total long-term ARO at March 31, 2009	$70

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

We apply the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (FIN 48).  During the first quarter of 2009, there was no change to our FIN 48 liability.  As of March 31, 2009, we had not accrued interest or penalties related to uncertain tax positions. The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The Internal Revenue Service commenced a limited scope audit of our U.S. income tax return for the 2005 tax year during the fourth quarter of 2008.  The audit should be completed by the third quarter of 2009.

Derivative Financial Instruments

We account for our derivative activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138, 149 and 161 (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Substantially all of the derivative instruments that we utilize are to manage the price risk attributable to our expected oil and gas production.  We currently elect not to designate price risk management activities as accounting hedges under SFAS No. 133, and, accordingly, account for them using the mark-to-market accounting method. Under this method, the contracts are carried at their fair value on our consolidated balance sheet.  We also utilize derivatives to manage our exposure to variable interest rates.

Derivative assets and liabilities with the same counterparty and subject to contractual terms which provide for net settlement are reported on a net basis on our consolidated balance sheet.  Please see Note 7, “Derivative Financial Instruments,” for a more detailed discussion of our derivative activities.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 for all recurring measures of financial assets and liabilities on January 1, 2008.  In February 2008, the FASB issued Staff Position No. 157-2, “ Effective Date of FASB Statement No. 157 ” (FSP 157-2), which granted a one-year deferral of the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations).  Beginning January 1, 2009, we applied SFAS No. 157 to non-financial assets and liabilities.   The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the provisions of these FSP’s for the period ending March 31, 2009.  The adoption of these FSP’s did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  This statement requires enhanced disclosures about our derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We adopted the disclosure requirements of SFAS No. 161 beginning January 1, 2009.  Please see Note 7, “Derivative Financial Instruments – Additional Disclosures about Derivative Instruments and Hedging Activities.” The adoption of this statement did not have an impact on our financial position or results of operations.

2.  Earnings Per Share:

Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted average number of shares of common stock (other than unvested restricted stock and restricted stock units) outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options and unvested restricted shares and restricted stock units (using the treasury stock method). Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of unrecognized compensation expense related to unvested stock-based compensation grants and the amount of excess tax benefits that would be recorded when the award becomes deductible are assumed to be used to repurchase shares. Please see Note 11, “Stock-Based Compensation.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended March 31,
	2009	2008
	(In millions, except per share data)
Income (numerator):
Net loss – basic and diluted	$(694)	$(64)

Weighted average shares (denominator):
Weighted average shares — basic	130	129
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period (1)	―	―
Weighted average shares — diluted	130	129

Loss per share:
Basic	$(5.35)	$(0.50)
Diluted	$(5.35)	$(0.50)

(1)
The effect of stock options and unvested restricted stock and restricted stock units outstanding has not been included in the calculation of shares outstanding for diluted EPS for the three months ended March 31, 2009 and 2008 as their effect would have been anti-dilutive. Had we recognized net income for these periods, incremental shares attributable to the assumed exercise of outstanding options and the assumed vesting of restricted stock and restricted stock units would have increased diluted weighted average shares outstanding by 1 million shares for the three months ended March 31, 2009 and 2008.

3.  Oil and Gas Assets:

Property and Equipment

Property and equipment consisted of the following at:
	March 31,	December 31,
	2009	2008
	(In millions)

Oil and Gas Properties:
Subject to amortization	$8,033	$8,961
Not subject to amortization:
Exploration in progress	282	207
Development in progress	68	71
Capitalized interest	126	129
Fee mineral interests	23	23
Other capital costs:
Incurred in 2009	2	―
Incurred in 2008	243	328
Incurred in 2007	217	242
Incurred in 2006 and prior	295	303
Total not subject to amortization	1,256	1,303
Gross oil and gas properties	9,289	10,264
Accumulated depreciation, depletion and amortization	(4,709)	(4,550)
Net oil and gas properties	4,580	5,714
Other property and equipment	85	85
Accumulated depreciation and amortization	(43)	(41)
Net other property and equipment	42	44
Net property and equipment	$4,622	$5,758

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt:

As of the indicated dates, our debt consisted of the following:

	March 31, 2009		December 31, 2008
	(In millions)
Senior unsecured debt:
Revolving credit facility:
Prime rate based loans	$	―	$	―
LIBOR based loans		634		514
Total revolving credit facility		634		514
Money market lines of credit (1)		―		47
Total credit arrangements		634		561

7 5/8% Senior Notes due 2011		175		175
Fair value of interest rate swap (2)		3		2
Total senior unsecured notes		178		177
Total senior unsecured debt		812		738
6 5/8% Senior Subordinated Notes due 2014		325		325
6 5/8% Senior Subordinated Notes due 2016		550		550
7 1/8% Senior Subordinated Notes due 2018		600		600
Total debt		$2,287		$2,213

(1)
Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

(2)
We have hedged $50 million principal amount of our $175 million 7 5/8% Senior Notes due 2011. The hedge provides for us to pay variable and receive fixed interest payments.  Please see Note 7, “Derivative Financial Instruments – Interest Rate Swap.”

Credit Arrangements

We have a revolving credit facility that matures in June 2012 and provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent.  As of March 31, 2009, the largest commitment was 16% of total commitments.  However, the amount that we can borrow under the facility could be limited by changing expectations of future oil and gas prices because the amount that we can borrow under the facility is determined by our lenders annually each May (and may be redetermined at the option of our lenders in the case of certain acquisitions or divestitures) using a process that takes into account the value of our estimated reserves and hedge position and the lenders’ commodity price assumptions. In the future, total loan commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (87.5 basis points per annum at March 31, 2009).

We pay commitment fees on available but undrawn amounts based on a grid of our debt rating (0.175% per annum at March 31, 2009). We incurred fees under this arrangement of approximately $0.3 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively, which are recorded in interest expense on our consolidated statement of income.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns, and goodwill impairments) of at least 3.5 to 1.0. In addition, for as long as our debt rating is below investment grade, we must maintain a ratio of the calculated net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. For purposes of this ratio, total debt includes only 50% of the principal amount of our senior subordinated notes.  At March 31, 2009 we were in compliance with all of our debt covenants.

As of March 31, 2009, we had $23 million of undrawn letters of credit outstanding under our credit facility. Letters of credit are subject to an issuance fee of 12.5 basis points and annual fees based on a grid of our debt rating (87.5 basis points at March 31, 2009).

Subject to compliance with the restrictive covenants in our credit facility, we also have a total of $135 million of borrowing capacity under money market lines of credit with various institutions, the availability of which is at the discretion of the financial institutions.

Our credit facility and senior and senior subordinated notes contain standard events of default and, if any such events of default were to occur, our lenders could terminate future lending commitments under the credit facility and our lenders could declare the outstanding borrowings due and payable.  In addition, our credit facility, senior subordinated notes and substantially all of our hedging arrangements contain provisions that provide for cross defaults and acceleration of those debt and hedging instruments in certain situations.

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

The following tables provide the geographic operating segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as of and for the three months ended March 31, 2009 and 2008. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Malaysia	China	Other International	Total
	(In millions)
Three Months Ended March 31, 2009:

Oil and gas revenues	$213	$44	$5	$—	$262

Operating expenses:
Lease operating	59	11	1	—	71
Production and other taxes	7	2	—	—	9
Depreciation, depletion and amortization	134	23	2	—	159
General and administrative	32	—	—	—	32
Ceiling test writedown	1,344	—	—	—	1,344
Other	2	—	—	—	2
Allocated income taxes	(491)	3	—	—
Net income (loss) from oil and gas properties	$(874)	$5	$2	$—

Total operating expenses					1,617
Loss from operations					(1,355)
Interest expense, net of interest income, capitalized interest and other					(15)
Commodity derivative income					278
Loss before income taxes					$(1,092)

Total long-lived assets	$4,077	$388	$112	$3	$4,580

Additions to long-lived assets	$339	$24	$6	$—	$369

	United States	Malaysia	China	Other International	Total
	(In millions)
Three Months Ended March 31, 2008:

Oil and gas revenues	$426	$75	$14	$—	$515

Operating expenses:
Lease operating	46	12	1	—	59
Production and other taxes	22	27	2	—	51
Depreciation, depletion and amortization	135	19	3	—	157
General and administrative	31	—	1	—	32
Allocated income taxes	73	7	2	—
Net income from oil and gas properties	$119	$10	$5	$—

Total operating expenses					299
Income from operations					216
Interest expense, net of interest income, capitalized interest and other					(3)
Commodity derivative expense					(321)
Loss before income taxes					$(108)

Total long-lived assets	$5,789	$398	$101	$2	$6,290

Additions to long-lived assets	$440	$47	$27	$—	$514

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Derivative Financial Instruments:

Commodity Derivative Instruments

We utilize swap, floor, collar and three-way collar derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our future oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.

        With respect to a swap contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. For a floor contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price. We are not required to make any payment in connection with the settlement of a floor contract. For a collar contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price, we are required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price and neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price. A three-way collar contract consists of a standard collar contract plus a put sold by us with a price below the floor price of the collar. This additional put requires us to make a payment to the counterparty if the settlement price for any settlement period is below the put price. Combining the collar contract with the additional put results in us being entitled to a net payment equal to the difference between the floor price of the standard collar and the additional put price if the settlement price is equal to or less than the additional put price. If the settlement price is greater than the additional put price, the result is the same as it would have been with a standard collar contract only. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional no cost collar while defraying the associated cost with the sale of the additional put.  None of our derivative contracts contain collateral posting requirements; however, one of our derivative contracts contains a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contract.

All of our derivative contracts are carried at their fair value on our consolidated balance sheet.  Substantially all of our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, volatility and, in the case of collars and floors, the time value of options. The calculation of the fair value of collars and floors requires the use of an option-pricing model. Please see Note 13, “Fair Value Measurements.”  We recognize all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our consolidated statement of income under the caption “Commodity derivative income (expense).” Settlements of derivative contracts are included in operating cash flows on our consolidated statement of cash flows.

During the first quarter of 2008, we paid $15 million to enter into a transaction that had the effect of resetting a portion of our then outstanding crude oil hedges for 2010.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 At March 31, 2009, we had outstanding contracts with respect to our future production that are not designated for hedge accounting as set forth in the tables below.

Natural Gas

		NYMEX Contract Price Per MMBtu					Estimated
			Collars				Fair Value
		Swaps	Floors		Ceilings		Asset
	Volume in	(Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	(In millions)

April 2009 – June 2009
Price swap contracts	21,950	$7.81	—	—	—	—	$85
Collar contracts	13,485	—	$8.00	$8.00	$8.97 – $14.37	$11.83	55
July 2009 – September 2009
Price swap contracts	22,150	7.81	—	—	—	—	80
Collar contracts	13,620	—	8.00	8.00	8.97 – 14.37	11.83	52
October 2009–December 2009
Price swap contracts	26,120	7.34	—	—	—	—	60
Collar contracts	8,435	—	8.00 – 8.50	8.23	8.97 – 14.37	11.20	29
January 2010 – March 2010
Price swap contracts	31,800	6.79	—	—	—	—	30
Collar contracts	5,700	—	8.50	8.50	10.00 – 11.00	10.44	16
April 2010 – December 2010
Price swap contracts	78,200	6.45	—	—	—	—	39
							$446

Oil

		NYMEX Contract Price Per Bbl							Estimated
			Collars						Fair Value
		Swaps	Floors		Ceilings		Floors		Asset
	Volume in	(Weighted		Weighted		Weighted		Weighted	(Liability)
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	(In millions)

April 2009 – June 2009
Price swap contracts	819	$128.93	—	—	—	—	—	—	$62
Floor contracts	819	—	—	—	—	—	$104.50-$109.75	$107.11	45
July 2009 – September 2009
Price swap contracts	828	128.93	—	—	—	—	—	—	60
Floor contracts	828	—	—	—	—	—	104.50-109.75	107.11	42
October 2009–December 2009
Price swap contracts	828	128.93	—	—	—	—	—	—	57
Floor contracts	828	—	—	—	—	—	104.50-109.75	107.11	41
January 2010 – December 2010
Price swap contracts	360	93.40	—	—	—	—	—	—	10
Collar contracts	3,285	—	$125.50–$130.50	$127.97	$170.00	$170.00	—	—	207
									$524

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis Contracts

At March 31, 2009, we had natural gas basis hedges that are not designated for hedge accounting to lock in the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points in the Rocky Mountains, as set forth in the table below.

			Estimated
			Fair Value
		Weighted	Asset
	Volume in	Average	(Liability)
	MMMBtus	Differential	(In millions)

April 2009 – June 2009	1,380	$(1.05)	$1
July 2009 – September 2009	1,380	(1.05)	―
October 2009 – December 2009	1,380	(1.05)	1
January 2010 – December 2010	5,520	(0.99)	1
January 2011 – December 2011	5,280	(0.95)	1
January 2012 – December 2012	4,920	(0.91)	1
			$5

Interest Rate Swap

We entered into an interest rate swap agreement to take advantage of low interest rates and to obtain what we viewed as a more desirable proportion of variable and fixed rate debt. The agreement is designated as a fair value hedge of $50 million principal amount of our $175 million 7 5/8% Senior Notes due 2011.  The interest rate swap provides for us to pay variable and receive fixed interest payments.  Pursuant to SFAS No. 133, changes in the fair value of derivatives designated as fair value hedges are recognized as offsets to the changes in the fair value of the exposure being hedged. As a result, the fair value of our interest rate swap is reflected as a derivative asset or liability on our consolidated balance sheet and changes in its fair value are recorded as an adjustment to the carrying value of the associated long-term debt. Receipts and payments related to our interest rate swap are reflected in interest expense.  The related cash flow impact is reflected as cash flows from operating activities in our consolidated statement of cash flows.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Disclosures about Derivative Instruments and Hedging Activities

At March 31, 2009, we had derivative financial instruments under SFAS No. 133 recorded in our balance sheet as set forth below.

		Estimated
Type of Contract	Balance Sheet Location	Fair Value
		(In millions)
Derivative Assets

Derivatives not designated as hedging instruments:
Natural gas contracts	Derivative assets – current	$407
Oil contracts	Derivative assets – current	364
Basis contracts	Derivative assets – current	2
Natural gas contracts	Derivative assets – noncurrent	39
Oil contracts	Derivative assets – noncurrent	160
Basis contracts	Derivative assets – noncurrent	3
Total derivatives not designated as hedging instruments		975
Derivative designated as a fair value hedge:
Interest rate swap	Derivative assets – current	2
Interest rate swap	Derivative assets – noncurrent	1
Total derivatives designated as hedging instruments		3

Total Derivative Assets		$978

For the three months ended March 31, 2009, the effect on income of derivative financial instruments under SFAS No. 133 was as follows:
Type of Contract	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
		(In millions)
Derivatives not designated as hedging instruments:
Natural gas contracts	Commodity derivative income (expense)	$274
Oil contracts	Commodity derivative income (expense)	17
Basis contracts	Commodity derivative income (expense)	(13)
Derivative designated as a fair value hedge:
Interest rate swap	Interest expense	―
Total		$278

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty.  At March 31, 2009, Barclays Capital, JPMorgan Chase Bank, N.A., Credit Suisse Energy LLC, Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 83% of our future hedged production.

A significant number of the counterparties to our derivative instruments also are lenders under our credit facility.  Our credit facility, senior subordinated notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

8.  Accounts Receivable:

As of the indicated dates, our accounts receivable consisted of the following:
	March 31, 2009	December 31, 2008
	(In millions)

Revenue	$116	$157
Joint interest	164	197
Other	27	26
Reserve for doubtful accounts	(5)	(5)
Total accounts receivable	$302	$375

9.  Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:
	March 31, 2009	December 31, 2008
	(In millions)

Revenue payable	$75	$75
Accrued capital costs	278	319
Accrued lease operating expenses	58	50
Employee incentive expense	39	73
Accrued interest on long-term debt	36	25
Taxes payable	68	69
Other	46	61
Total accrued liabilities	$600	$672

10.  Comprehensive Income (Loss):

For the periods indicated, our comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(In millions)

Net loss	$(694)	$(64)
Unrealized loss on investments, net of tax of $1	(2)	―
Total comprehensive loss	$(696)	$(64)

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

Historically, we have used unissued shares of stock when stock options are exercised and we plan to use treasury shares in the future.  Beginning in 2009, we began to utilize treasury shares when stock options are exercised or when restricted stock is issued.  At March 31, 2009, we had approximately 1.4 million additional shares available for issuance pursuant to our existing employee and director plans. Of these shares, 0.9 million could be granted as restricted shares or restricted share units. Grants of restricted shares and restricted share units under our 2004 Omnibus Stock Plan reduce the total number of shares available under that plan by two times the number of restricted shares or restricted share units issued. Of the 0.9 million shares that can be granted as restricted shares or restricted share units, 0.3 million of such shares or units can be issued under our 2004 Omnibus Stock Plan.

For the three month periods ended March 31, 2009 and 2008, we recorded stock-based compensation expense of $12 million and $7 million, respectively, for all plans. Of these amounts, $4 million and $2 million, respectively, was capitalized in oil and gas properties.

        The excess tax benefit realized from stock options exercised is recognized as a credit to additional paid in capital and is calculated as the amount by which the tax deduction we receive exceeds the deferred tax asset associated with recorded stock compensation expense. The amount credited to additional paid in capital for the three months ended March 31, 2008 was $4 million. We did not realize an excess tax benefit from stock compensation for the three months ended March 31, 2009 because we do not anticipate having sufficient taxable income to fully realize the deduction. Any excess tax benefits associated with the exercise of stock options in 2009 will be realized when the deduction can be utilized to reduce current income taxes on future tax returns.

As of March 31, 2009, we had approximately $76 million of total unrecognized compensation expense related to unvested stock-based compensation awards. This compensation expense is expected to be recognized on a straight-line basis over the applicable remaining vesting period. The full amount is expected to be recognized within approximately five years.

Stock Options.  We have granted stock options under several plans. The exercise price of options cannot be less than the fair market value per share of our common stock on the date of grant.

The following table provides information about stock option activity for the three months ended March 31, 2009:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In millions)				(In years)	(In millions)
Outstanding at December 31, 2008	3.5	$28.74			5.5	$ 3.0

Granted	―	―	$	―
Exercised	―	―
Forfeited	(0.1)	37.90
Outstanding at March 31, 2009	3.4	$28.73			5.2	$ 7.1

Exercisable at March 31, 2009	2.6	$24.66			4.5	$ 7.1

(1)	The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

On March 31, 2009, the last reported sales price of our common stock on the New York Stock Exchange was $22.70 per share.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

Options Outstanding				Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Shares	Average	Average	Shares	Average
Range of	Underlying	Remaining	Exercise Price	Underlying	Exercise Price
Exercise Prices	Options	Contractual Life	per Share	Options	per Share
	(In millions)	(In years)		(In millions)
$12.51 to $15.00	0.2	0.8	$14.79	0.2	$14.79
15.01 to 17.50	0.6	3.3	16.63	0.6	16.63
17.51 to 22.50	0.4	3.1	18.96	0.4	18.96
22.51 to 27.50	0.5	4.9	24.78	0.5	24.69
27.51 to 35.00	0.9	5.8	31.15	0.7	31.21
35.01 to 41.72	0.2	6.1	37.81	0.1	37.74
41.73 to 48.45	0.6	8.9	48.45	0.1	48.45
	3.4	5.2	$28.73	2.6	$24.66

Restricted Shares.  At March 31, 2009, our employees held 2.5 million restricted shares or restricted share units that primarily vest over a service period of four or five years. The vesting of these shares and units is dependant upon the employee’s continued service with our company. In addition, at March 31, 2009, our employees held 0.7 million restricted shares subject to performance-based vesting criteria (substantially all of which are considered market-based restricted shares under SFAS No. 123(R)).

The following table provides information about restricted share and restricted share unit activity for the three months ended March 31, 2009:
	Service-Based Shares	Performance/ Market-Based Shares	Total Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share data)

Non-vested shares outstanding at December 31, 2008	1,933	954	2,887	$34.58

Granted	782	―	782	19.46
Forfeited	(26)	(284)	(310)	41.65
Vested	(124)	―	(124)	25.56

Non-vested shares outstanding at March 31, 2009	2,565	670	3,235	$31.52

The total fair value of restricted shares that vested during the three months ended March 31, 2009 was $5.2 million.

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

During the first quarter of 2009, options to purchase 92,035 shares of our common stock at a weighted average fair value of $7.89 per share were issued under the plan.  The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted average interest rate of 0.27%, an expected life of six months and weighted average volatility of 90.0%.  At March 31, 2009, 497,858 shares of our common stock remained available for issuance under the plan.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Income Taxes:

The income tax benefit for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended March 31,
	2009	2008
	(In millions)

Amount computed using the statutory rate	$(382)	$(38)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	(19)	(7)
Valuation allowance	3	―
Other	―	1
Total income tax benefit	$(398)	$(44)

As of March 31, 2009, we had net operating loss (NOL) carryforwards for international income tax purposes of approximately $17 million that may be used in future years to offset taxable income.  We currently estimate that we will not be able to utilize these international NOLs nor certain deferred tax asset timing differences in Malaysia because we do not have sufficient estimated future taxable income in the appropriate jurisdictions.  Therefore, valuation allowances have been established for these items.  Utilization of NOL carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdictions within the carryforward period.  Estimates of future taxable income can be significantly affected by changes in natural gas and oil prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Fair Value Measurements:

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. Beginning January 1, 2009, we also applied SFAS No. 157 to non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that fair value measurements be classified and disclosed in one of the following categories:

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of March 31, 2009:

	Fair Value Measurement Classification
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)
Assets (Liabilities):
Investments available-for-sale:
Equity securities	$6	$ ―	$ ―	$6
Auction rate securities	―	―	50	50
Oil and gas derivative swap contracts	―	483	5	488
Oil and gas derivative option contracts	―	―	487	487
Interest rate swap	―	3	―	3
Total	$6	$486	$542	$1,034

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

As of March 31, 2009, we continued to hold $50 million of auction rate securities which have maturities beginning in 2033 that are classified as a Level 3 fair value measurement. This amount reflects a decrease in the fair value of these investments of $19 million, recorded under the caption “Accumulated other comprehensive income (loss)” on our consolidated balance sheet.  The debt instruments underlying these investments are investment grade (rated BBB+ or better) and are guaranteed by the United States government or backed by private loan collateral.  We do not believe the decrease in the fair value of these securities is permanent because we currently intend to hold these investments until the auction succeeds, the issuer calls the securities or the securities mature. Our current available borrowing capacity under our credit arrangements provides us the liquidity to continue to hold these securities.

The following tables set forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated period:

	Investments	Derivatives	Total
	(In millions)
Balance at January 1, 2009	$59	$542	$601
Total realized or unrealized gains (losses):
Included in earnings	―	27	27
Included in other comprehensive income (loss)	(2)	―	(2)
Purchases, issuances and settlements	(7)	(77)	(84)
Transfers in and out of Level 3	―	―	―
Balance at March 31, 2009	$50	$492	$542

Change in unrealized gains (losses) relating to
investments and derivatives still held at March 31, 2009	$(2)	$9	$7

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

The estimated fair value of our notes, based on quoted market prices on March 31, 2009, was as follows (in millions):

7 5/8% Senior Notes due 2011	$171
6 5/8% Senior Subordinated Notes due 2014	299
6 5/8% Senior Subordinated Notes due 2016	501
7 1/8% Senior Subordinated Notes due 2018	537

        Amounts outstanding under our credit arrangements at March 31, 2009 are stated at cost, which approximates fair value.  Please see Note 4, “Debt”.

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

Oil and Gas Prices.  Prices for oil and gas fluctuate widely and natural gas prices continued to decline materially during the first quarter of 2009. Oil and gas prices affect:

•	the amount of cash flow available for capital expenditures;

•	our ability to borrow and raise additional capital;

•	the quantity of oil and gas that we can economically produce; and

•	the accounting for our oil and gas activities including, among other items, the determination of ceiling test writedowns.

Any continued or extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital. Please see the discussion under “Lower oil and gas prices and other factors resulted in a ceiling test writedown and may in the future result in additional ceiling test writedowns or other impairments”  in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and “— Liquidity and Capital Resources” below.  Using the quarter-end natural gas price of $3.63 per MMBtu, our total estimated proved reserves were negatively impacted by price-related reserve revisions of approximately 400 Bcfe.  The revision was primarily related to proved undeveloped reserves in the Mid-Continent and Rocky Mountain regions.

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

        Accounting for Hedging Activities. We do not designate price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. As of March 31, 2009, we had derivative assets of $978 million, of which 50% was measured based upon our valuation model and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments. We utilize credit default swap values to assess the impact of  non-performance risk when evaluating both our liabilities to and receivables from counterparties.  Please see Note 7, “Derivative Financial Instruments,” and Note 13, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

Other factors. Please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 for a discussion of a number of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions.

Results of Operations

Revenues. All of our revenues are derived from the sale of our oil and gas production. The effects of the settlement of hedges designated for hedge accounting are included in revenue, but those not so designated have no effect on our reported revenues. None of our outstanding oil and gas hedging contracts as of March 31, 2009 are designated for hedge accounting and the settlement of all oil and gas hedging contracts during the first quarter of 2009 and 2008 had no effect on reported revenues. Please see Note 7, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

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

Revenues of $262 million for the first quarter of 2009 were 49% lower than the comparable period of 2008 due to significantly lower average realized gas and oil prices partially offset by higher gas and oil production.

	Three Months Ended March 31,		Percentage Increase
	2009	2008	(Decrease)
Production (1):
Domestic:
Natural gas (Bcf)	44.8	40.4	11%
Oil and condensate (MBbls)	1,768	1,422	24%
Total (Bcfe)	55.4	48.9	13%
International:
Natural gas (Bcf)	—	—	—
Oil and condensate (MBbls)	1,201	1,037	16%
Total (Bcfe)	7.2	6.2	16%
Total:
Natural gas (Bcf)	44.8	40.4	11%
Oil and condensate (MBbls)	2,969	2,459	21%
Total (Bcfe)	62.6	55.1	14%

Average Realized Prices (2):
Domestic:
Natural gas (per Mcf)	$3.48	$7.54	(54)%
Oil and condensate (per Bbl)	32.26	85.04	(62)%
Natural gas equivalent (per Mcfe)	3.84	8.70	(56)%
International:
Natural gas (per Mcf)	$—	$—	—
Oil and condensate (per Bbl)	40.67	85.38	(52)%
Natural gas equivalent (per Mcfe)	6.78	14.23	(52)%
Total:
Natural gas (per Mcf)	$3.48	$7.54	(54)%
Oil and condensate (per Bbl)	35.66	85.18	(58)%
Natural gas equivalent (per Mcfe)	4.18	9.32	(55)%

(1)	Represents volumes lifted and sold regardless of when produced.

(2)
Had we included the effects of hedging contracts not designated for hedge accounting, our average realized price for total gas would have been $5.48 and $7.89 per Mcf for the three months ended March 31, 2009 and 2008, respectively. Our total oil and condensate average realized price would have been $74.42 and $69.20 (excludes the negative impact of $5.92 per Bbl due to a $15 million payment made in February 2008 to reset a portion of our 2010 oil three-way contracts) per Bbl for the three months ended March 31, 2009 and 2008, respectively.

Domestic Production.  Our first quarter 2009 domestic gas and oil production (stated on a natural gas equivalent basis) increased 13% over the comparable period of 2008 primarily due to increased production in our Mid-Continent and Rocky Mountain divisions as a result of continued successful drilling efforts.

International Production. Our first quarter 2009 international oil production (stated on a natural gas equivalent basis) increased 16% over the comparable period of 2008 primarily due to the new field development on PM 323 in Malaysia and the timing of liftings of our oil production in Malaysia.

        Operating Expenses. We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis.

The following table presents information about our operating expenses for the first quarter of 2009 and 2008.

	Unit-of-Production			Total Amount
	Three Months Ended		Percentage	Three Months Ended		Percentage
	March 31,		Increase	March 31,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Per Mcfe)			(In millions)
Domestic:
Lease operating	$1.05	$0.95	11%	$59	$47	26%
Production and other taxes	0.12	0.44	(73)%	7	22	(69)%
Depreciation, depletion and amortization	2.42	2.78	(13)%	134	136	(2)%
General and administrative	0.58	0.63	(8)%	32	31	5%
Ceiling test writedown	24.25	—	100%	1,344	—	100%
Other	0.03	—	100%	2	—	100%
Total operating expenses	28.45	4.80	493%	1,578	236	571%

International:
Lease operating	$1.73	$2.01	(14)%	$12	$12	—
Production and other taxes	0.34	4.71	(93)%	2	29	(92)%
Depreciation, depletion and amortization	3.46	3.43	1%	25	21	17%
General and administrative	0.03	0.13	(77)%	—	1	(70)%
Total operating expenses	5.56	10.28	(46)%	39	63	(37)%

Total:
Lease operating	$1.13	$1.07	6%	$71	$59	20%
Production and other taxes	0.15	0.93	(84)%	9	51	(82)%
Depreciation, depletion and amortization	2.54	2.85	(11)%	159	157	1%
General and administrative	0.52	0.57	(10)%	32	32	3%
Ceiling test writedown	21.46	—	100%	1,344	—	100%
Other	0.02	—	100%	2	—	100%
Total operating expenses	25.82	5.42	376%	1,617	299	441%

Domestic Operations.  Our domestic operating expenses for the first quarter of 2009, stated on an Mcfe basis, increased 493% over the same period of 2008 due primarily to a full cost ceiling test writedown. The components of the period to period change are as follows:

•	Lease operating expense (LOE) increased 11% per Mcfe primarily due to increased well workover activity associated with our deepwater operations compared to the same period of 2008.

•
Production and other taxes decreased $0.32 per Mcfe primarily due to refunds of $8 million ($0.14 per Mcfe) related to production tax exemptions on some of our onshore wells compared to similar refunds of $3 million ($0.06 per Mcfe) during the first quarter of 2008 and significantly lower realized commodity prices during the first quarter of 2009 compared to the same period of 2008.

•
Our depreciation, depletion and amortization (DD&A) rate decreased 13% per Mcfe period over period while our total DD&A expense remained relatively flat.  The decrease in the DD&A rate per Mcfe was primarily a result of the ceiling test writedown recorded at year end 2008.

•
General and administrative (G&A) expense decreased 8% per Mcfe while total G&A expense remained relatively flat period over period.  The decrease per Mcfe is due to the 13% increase in production volumes period over period.  During the first quarter of 2009, we capitalized $13 million of direct internal costs as compared to $11 million in the first quarter of 2008.

•	We recorded a ceiling test writedown of $1.3 billion ($24.25 per Mcfe) due to significantly lower gas commodity prices at March 31, 2009.

International Operations.  Our international operating expenses for the first quarter of 2009, stated on an Mcfe basis, decreased 46% over the same period of 2008. The components of the period to period change are as follows:

•
LOE decreased 14% per Mcfe while total LOE remained flat period over period.  The decrease in LOE per Mcfe is primarily due to increased production volumes associated with the new field development on PM 323 in Malaysia.

•	Production and other taxes decreased significantly due to a decrease in the tax on our oil lifted and sold in Malaysia as a result of substantially lower oil prices during the first quarter of 2009.

•
The DD&A rate on an Mcfe basis remained relatively flat period over period while total DD&A expense increased 17% primarily due to the additional production volumes associated with the new field development on PM 323 in Malaysia.

•	G&A expense decreased $0.10 per Mcfe primarily due to the 16% increase in production volumes period over period.

Commodity Derivative Income (Expense)

Commodity derivative income during the first quarter of 2009 increased $599 million over the same period of 2008.  The significant fluctuation from period to period is due to the extreme volatility of crude oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Interest Expense

The following table presents information about interest expense for the indicated periods.
	Three Months Ended March 31,
	2009	2008
	(In millions)
Gross interest expense:
Credit arrangements	$2	$1
Senior notes	3	3
Senior subordinated notes	26	15
Other	1	—
Total gross interest expense	32	19
Capitalized interest	(14)	(13)
Net interest expense	$18	$6

The increase in gross interest expense resulted primarily from the May 2008 issuance of $600 million principal amount of our 7 1/8% Senior Subordinated Notes due 2018.

Taxes.  The effective tax rates for the first quarter of 2009 and 2008 were 36.4% and 40.4%, respectively. Our effective tax rate was different than the federal statutory tax rate for both periods primarily due to state income taxes and differences between international and U.S. federal statutory rates. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

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

        We establish a capital budget at the beginning of each calendar year. In light of the current economic outlook and commodity price environment, we intend to limit our 2009 capital expenditures to a level that we expect can be funded with cash flow from operations, thereby preserving liquidity under our credit arrangements. Our 2009 capital budget focuses on those projects that we believe will generate and lay the foundation for production growth. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.

        Although our 2009 capital budget is set at a level that we believe corresponds with our anticipated 2009 cash flows, the timing of capital expenditures and the receipt of cash flows do not necessarily match, and we anticipate borrowing and repaying funds under our credit arrangements throughout the year. For example, our planned capital expenditures are front-end loaded and we expect to outspend cash flows in the first half of the year. We may have to further reduce capital expenditures and our ability to execute our business plans could be diminished if (1) one or more of the lenders under our existing credit arrangements fail to honor its contractual obligation to lend to us, (2) the amount that we are allowed to borrow under our existing credit facility is reduced as a result of lower oil and gas prices, declines in reserves, lending requirements or for other reasons or (3) our customers or working interest owners default on their obligations to us.

        We continue to hold auction rate securities with a fair value of $50 million. We will attempt to sell these securities every 7-28 days until the auction succeeds, the issuer calls the securities or the securities mature. We currently do not believe that the decrease in the fair value of these investments is permanent or that the failure of the auction mechanism will have a material impact on our liquidity given the amount of our available borrowing capacity under our credit arrangements. Please see Note 13, “Fair Value Measurements” for more information regarding the auction rate securities.

        Credit Arrangements.  We have a revolving credit facility that matures in June 2012 and provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent. As of March 31, 2009, the largest commitment was 16% of total commitments. However, the amount that we can borrow under the facility could be limited by changing expectations of future oil and gas prices because the amount that we may borrow under the facility is determined by our lenders annually each May (and may be redetermined at the option of our lenders in the case of certain acquisitions or divestitures) using a process that takes into account the value of our estimated reserves and hedge position and the lenders’ commodity price assumptions.

        In the future, total loan commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility. In addition, subject to compliance with covenants in our credit facility that restrict our ability to incur additional debt, we also have a total of $135 million of borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institution. For a more detailed description of the terms of our credit arrangements, please see Note 4, “Debt,” to our consolidated financial statements appearing earlier in this report.

At April 22, 2009, we had outstanding borrowings of $614 million under our $1.25 billion credit facility and $45 million outstanding under our money market lines of credit and we had approximately $703 million of available borrowing capacity under our credit arrangements.

Working Capital.  Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements and changes in the fair value of our outstanding commodity derivative instruments. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital because our capital spending generally has exceeded our cash flows from operations and we generally use excess cash to pay down borrowings outstanding under our credit arrangements.  For the full year 2009 we expect that our capital spending plans will match our total cash flows from operations.

        At March 31, 2009, we had positive working capital of $275 million compared to $121 million at December 31, 2008. The increase in our working capital balance at March 31, 2009 is primarily related to the increase in our net derivative asset of $112 million.

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

We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations are impacted by changes in working capital and is not affected by DD&A, ceiling test writedowns and other impairments or other non-cash charges or credits.

Our net cash flow from operations was $349 million for the first quarter of 2009, an increase of 28% compared to net cash flow from operations of $272 million for the same period in 2008. This increase is primarily due to the decrease in our working capital requirements during the three months ended March 31, 2009 compared to the same period in 2008 as a result of the timing of receivable collections from purchasers, the timing of payments made by us to vendors and other operators and the timing and amount of advances received from our joint operations.

Cash Flows from Investing Activities.  Net cash used in investing activities for the first quarter of 2009 was $407 million compared to $455 million for the same period in 2008.

During the first quarter of 2009, we:

•	spent $412 million (including $9 million for acquisitions of oil and gas properties); and

•	redeemed investments of $7 million.

During the first quarter of 2008, we:

•	spent $501 million; and

•	purchased investments of $22 million and redeemed investments of $68 million.

Capital Expenditures.  Our capital expenditures of $368 million for the first quarter of 2009 decreased 28% from our capital expenditures of $513 million during the same period of 2008. These amounts exclude recorded asset retirement costs of $1 million in both 2009 and 2008. Of the $368 million expenditures during the first quarter of 2009, we invested $285 million in domestic exploitation and development, $52 million in domestic exploration (exclusive of exploitation and leasehold activity), $1 million in domestic leasehold activity and $30 million internationally. Of the $513 million expenditures during the first quarter of 2008, we invested $318 million in domestic exploitation and development, $92 million in domestic exploration (exclusive of exploitation and leasehold activity), $28 million in domestic leasehold activity and $75 million internationally.

        We budgeted $1.45 billion for capital expenditures in 2009, including $130 million of estimated capitalized interest and overhead.  Today, approximately 47% of the budget before capitalized interest and overhead is allocated to the Mid-Continent, 17% to the Rocky Mountains, 15% to the Gulf of Mexico, 12% to onshore Texas, and 9% to international projects.  See Item 1, “ Business  — Our Properties and Plans for 2009,” in our annual report on Form 10-K for the year ended December 31, 2008.  The 2009 budget is based on our commitment to operate within expected cash flow from operations. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which properties are acquired. We continue to screen for attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable.

        Cash Flows from Financing Activities.  Net cash flow provided by financing activities for the first quarter of 2009 was $72 million compared to $13 million for the same period in 2008.

        During the first quarter of 2009, we borrowed $455 million and repaid $382 million under our credit arrangements.

        During the first quarter of 2008, we:

•	borrowed and repaid $64 million under our credit arrangements;

•	received proceeds of $9 million from the issuance of shares of our common stock upon the exercise of stock options; and

•	received a $4 million tax benefit from the exercise of stock options.

Contractual Obligations

The table below summarizes our significant contractual obligations by maturity as of March 31, 2009.

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(In millions)
Debt:
Revolving credit facility	$634	$—	$—	$634	$—
7 5/8% Senior Notes due 2011	175	—	175	—	—
6 5/8% Senior Subordinated Notes due 2014	325	—	—	—	325
6 5/8% Senior Subordinated Notes due 2016	550	—	—	—	550
7 1/8% Senior Subordinated Notes due 2018	600	—	—	—	600
Total debt	2,284	—	175	634	1,475

Other obligations:
Interest payments(1)	852	123	232	203	294
Net derivative liabilities (assets)	(978)	(775)	(202)	(1)	—
Asset retirement obligations	78	8	4	9	57
Operating leases	163	83	31	18	31
Deferred acquisition payments	2	2	—	—	—
Oil and gas activities(2)	748	—	—	—	—
Total other obligations	865	(559)	65	229	382
Total contractual obligations	$3,149	$(559)	$240	$863	$1,857

(1)	Interest associated with our revolving credit facility was calculated using a weighted average interest rate of 1.375% at March 31, 2009 and is included through the maturity of the facility.

(2)
As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data, natural gas transportation, and fulfilling other cash commitments. At March 31, 2009, these work-related commitments totaled $748 million and were comprised of $613 million domestically and $135 million internationally. A significant portion of the domestic amount is related to 10-year firm transportation agreements for our Mid-Continent production. These obligations are subject to the completion of construction and required regulatory approvals. Annual amounts are not included by maturity because their timing cannot be accurately predicted.

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

        While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate hedging arrangements with that counterparty. At March 31, 2009, Barclays Capital, JPMorgan Chase Bank, N.A., Credit Suisse Energy LLC, Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 83% of our future hedged production.

        A significant number of the counterparties to our hedging arrangements also are lenders under our credit facility.  Our credit facility, senior subordinated notes and substantially all of our hedging arrangements contain provisions that provide for cross defaults and acceleration of those debt and hedging instruments in certain situations.  None of our derivative contracts contain collateral posting requirements; however, one of our derivative contracts contains a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contract.

        Substantially all of our hedging transactions are settled based upon reported settlement prices on the NYMEX. Historically, a majority of our hedged natural gas and crude oil production has been sold at market prices that have had a high positive correlation to the settlement price for such hedges.

        The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.50-$0.75 per MMBtu less than the Henry Hub Index. Realized gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 70-80% of the Henry Hub Index.  Beginning late in the second quarter of 2009, our realized prices for our Mid-Continent properties should improve to 80-85% of the Henry Hub Index as we begin to utilize our agreements that provide guaranteed pipeline capacity at a fixed price to move this natural gas production to the Perryville markets. In light of potential basis risk with respect to our Rocky Mountain proved producing fields acquired from Stone Energy, we have hedged the basis differential for about 40% of our estimated production for 2009 through 2012 to lock in the differential at a weighted average of $0.98 per MMBtu less than the Henry Hub Index. The price we receive for our Gulf Coast oil production typically averages about 90-95% of the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains is currently averaging about $12-$14 per barrel below the WTI price. Oil production from our Mid-Continent properties typically averages 85-90% of the WTI price. Oil sales from our operations in Malaysia typically sell at a slight discount to Tapis, or about 90% of WTI. Oil sales from our operations in China typically sell at $8-$10 per barrel less than the WTI price.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for all recurring measures of financial assets and financial liabilities (e.g. derivatives and investment securities) for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 for all recurring measures of financial assets and liabilities on January 1, 2008.  In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157 ” (FSP 157-2), which granted a one-year deferral of the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations).  Beginning January 1, 2009, we applied SFAS No. 157 to non-financial assets and liabilities.   The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the provisions of these FSP’s for the period ending March 31, 2009.  The adoption of these FSP’s did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  This statement requires enhanced disclosures about our derivative and hedging activities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We adopted the disclosure requirements of SFAS No. 161 beginning January 1, 2009.  Please see Note 7, “Derivative Financial Instruments – Additional Disclosures about Derivative Instruments and Hedging Activities.” The adoption of this statement did not have an impact on our financial position or results of operations.

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

Forward-Looking Information

        This report contains information that is forward-looking or relates to anticipated future events or results, such as planned capital expenditures, the availability and source of capital resources to fund capital expenditures and other plans and objectives for future operations. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. Actual results may vary significantly from those anticipated due to many factors, including:

•	oil and gas prices;
•	general economic, financial, industry or business conditions;
•	the availability and cost of capital to fund our operations and business strategies;
•
the ability and willingness of current or potential lenders, hedging contract counterparties, customers, and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future;

•	the availability of refining capacity for the crude oil we produce from our Monument Butte field;
•	drilling results;
•	the prices of goods and services;
•	the availability of drilling rigs and other support services;
•	labor conditions;
•	severe weather conditions (such as hurricanes); and
•	the other factors affecting our business described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

        All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2008.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk ” for additional information about factors that may affect our businesses and operating results. These factors are not necessarily all of the important factors that could affect us. Use caution and common sense when considering these forward-looking statements. We do not intend to update these statements unless securities laws require us to do so.

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

MMBtu. One million Btus.

MMMBtu. One billion Btus.

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

Oil and Gas Prices

We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months as part of our risk management program. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between NYMEX Henry Hub posted prices and those of our physical pricing points. We use hedging to reduce our exposure to fluctuations in natural gas and oil prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements.  The use of hedging transactions also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. For a further discussion of our hedging activities, see the information under the caption “Oil and Gas Hedging” in Item 2 of this report and the discussion and tables in Note 7, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report.

Interest Rates

At March 31, 2009, our debt was comprised of:
	Fixed Rate Debt		Variable Rate Debt
	(In millions)

Bank revolving credit facility	$	―	$634
7 5/8% Senior Notes due 2011(1)		125	50
6 5/8% Senior Subordinated Notes due 2014		325	―
6 5/8% Senior Subordinated Notes due 2016		550	―
7 1/8% Senior Subordinated Notes due 2018		600	―
Total debt		$1,600	$684

(1)
$50 million principal amount of our 7 5/8% Senior Notes due 2011 is subject to an interest rate swap. The swap provides for us to pay variable and receive fixed interest payments, and is designated as a fair value hedge of a portion of our outstanding senior notes.

We consider our interest rate exposure to be minimal because only about 30% of our debt was at variable rates, after taking into account our interest rate swap agreement.  The interest rate on our variable rate debt currently is less than 2%.  The impact on annual cash flow of a 10% change in the floating rate applicable to our variable rate debt would be approximately $1 million.

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flow, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2009.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

There have been no material changes with respect to our legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2008.

Item 1A.  Risk Factors

There have been no material changes with respect to our risk factors previously reported in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2009.
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate) Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2009	—	$—	—	—
February 1 – February 28, 2009	37,993	21.91	—	—
March 1 – March 31, 2009	425	19.07	—	—
Total	38,418	$21.88	—	—

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock and restricted stock units. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Item 6.  Exhibits

Exhibit Number	Description
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009)

10.15	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.15 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009)

10.20
Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009)

10.21.2
Amendment to Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC (incorporated by reference to Exhibit 10.21.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2008)

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

NEWFIELD EXPLORATION COMPANY

Date: April 24, 2009	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009)

10.15	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.15 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009)

10.20
Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009)

10.21.2
Amendment to Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC (incorporated by reference to Exhibit 10.21.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2008)

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