Form 10-Q
period 2009-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2009-07-24
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

     As of July 23, 2009, there were 132,657,722 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$38	$24
Accounts receivable	290	375
Inventories	128	96
Derivative assets	549	663
Other current assets	75	48
Total current assets	1,080	1,206
Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($1,218 at June 30, 2009 and $1,303 at December 31, 2008 were excluded from amortization)	9,676	10,349
Less—accumulated depreciation, depletion and amortization	(4,887)	(4,591)
Total property and equipment, net	4,789	5,758

Derivative assets	101	247
Long-term investments	59	72
Deferred taxes	9	—
Other assets	20	22
Total assets	$6,058	$7,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79	$103
Accrued liabilities	495	672
Advances from joint owners	54	73
Asset retirement obligation	5	11
Deferred taxes	185	226
Total current liabilities	818	1,085

Other liabilities	39	22
Long-term debt	2,292	2,213
Asset retirement obligation	74	70
Deferred taxes	288	658
Total long-term liabilities	2,693	2,963

Commitments and contingencies (Note 5)	—	—

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized at June 30, 2009 and December 31, 2008; 134,117,650 and 133,985,751 shares issued at June 30, 2009 and December 31, 2008, respectively)	1	1
Additional paid-in capital	1,359	1,335
Treasury stock (at cost; 1,470,186 and 1,908,243 shares at June 30, 2009 and December 31, 2008, respectively)	(33)	(32)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(13)	(13)
Unrealized gain on pension assets	2	2
Retained earnings	1,231	1,964
Total stockholders' equity	2,547	3,257
Total liabilities and stockholders' equity	$6,058	$7,305

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Oil and gas revenues	$287	$691	$549	$1,207

Operating expenses:
Lease operating	57	58	128	117
Production and other taxes	15	52	24	103
Depreciation, depletion and amortization	137	166	296	323
General and administrative	34	37	66	69
Ceiling test writedown	—	—	1,344	—
Other	5	—	7	—
Total operating expenses	248	313	1,865	612

Income (loss) from operations	39	378	(1,316)	595

Other income (expenses):
Interest expense	(32)	(28)	(64)	(47)
Capitalized interest	12	13	26	27
Commodity derivative income (expense)	(81)	(652)	197	(973)
Other	2	—	5	2
Total other income (expenses)	(99)	(667)	164	(991)

Loss before income taxes	(60)	(289)	(1,152)	(396)

Income tax provision (benefit):
Current	(4)	5	1	25
Deferred	(17)	(50)	(420)	(113)
Total income tax benefit	(21)	(45)	(419)	(88)

Net loss	$(39)	$(244)	$(733)	$(308)

Loss per share:
Basic	$(0.30)	$(1.89)	$(5.66)	$(2.39)
Diluted	$(0.30)	$(1.89)	$(5.66)	$(2.39)

Weighted average number of shares outstanding for basic loss per share	130	129	129	129

Weighted average number of shares outstanding for diluted loss per share	130	129	129	129

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(733)	$(308)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	296	323
Deferred tax benefit	(420)	(113)
Stock-based compensation	15	12
Ceiling test writedown	1,344	―
Commodity derivative (income) expense	(197)	973
Cash receipts (payments) on derivative settlements	459	(668)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	85	(85)
(Increase) decrease in inventories	(30)	4
Increase in commodity derivative assets	―	(63)
Increase in other current assets	(41)	(30)
Decrease in other assets	14	1
Increase (decrease) in accounts payable and accrued liabilities	(78)	97
Increase (decrease) in advances from joint owners	(19)	14
Increase in other liabilities	17	15
Net cash provided by operating activities	712	172

Cash flows from investing activities:
Additions to oil and gas properties	(778)	(1,072)
Acquisition of oil and gas properties	(9)	(231)
Purchase price adjustment related to sale of oil and gas properties	―	(10)
Additions to furniture, fixtures and equipment	(3)	(7)
Purchases of investments	―	(22)
Redemptions of investments	14	70
Net cash used in investing activities	(776)	(1,272)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	732	1,226
Repayments of borrowings under credit arrangements	(654)	(958)
Net proceeds from issuance of senior subordinated notes	―	592
Proceeds from issuances of common stock	1	18
Purchase of treasury stock, net	(1)	―
Net cash provided by financing activities	78	878

Increase (decrease) in cash and cash equivalents	14	(222)
Cash and cash equivalents, beginning of period	24	250
Cash and cash equivalents, end of period	$38	$28

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2008	134.0	$1	(1.9)	$(32)	$1,335	$1,964	$(11)	$3,257
Issuances of common and restricted stock	0.1				1			1
Treasury stock, at cost			0.4	(1)				(1)
Stock-based compensation					23			23
Comprehensive income (loss):
Net loss						(733)		(733)
Total comprehensive loss								(733)
Balance, June 30, 2009	134.1	$1	(1.5)	$(33)	$1,359	$1,231	$(11)	$2,547

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

  Dependence on Oil and Natural Gas Prices

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for oil and natural gas. Historically, the energy markets have been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future.  An extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and natural gas reserves that we can economically produce.

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

Investments

Investments consist primarily of debt and equity securities as well as auction rate securities, substantially all of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains or losses are computed based on specific identification of the securities sold. We realized interest income and gains on our investments for the three months ended June 30, 2009 and 2008 of $0.5 million and $1 million, respectively, and for the six months ended June 30, 2009 and 2008 of $2 million and $3 million, respectively.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Crude oil from our operations offshore Malaysia and China is produced into floating production, storage and off-loading vessels and sold periodically as barge quantities are accumulated. The product inventory consisted of approximately 660,000 barrels and 293,000 barrels of crude oil valued at cost of $19 million and $9 million at June 30, 2009 and December 31, 2008, respectively. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.

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

Capitalized costs and estimated future development and abandonment costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of the unamortized cost or the cost center ceiling. A particular cost center ceiling is equal to the sum of:

•
the present value (10% per annum discount rate) of estimated future net revenues from proved reserves using end of period oil and natural gas prices applicable to our reserves (including the effects of hedging contracts that are designated for hedge accounting, if any); plus

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and natural gas prices decrease significantly or if we have substantial downward revisions in our estimated proved reserves. During the first quarter of 2009, natural gas prices decreased significantly as compared to prices in effect at December 31, 2008.  At March 31, 2009, the ceiling value of our reserves was calculated based upon quoted market prices of $3.63 per MMBtu for natural gas and $49.65 per barrel for oil, adjusted for market differentials.  Using these prices, the unamortized net capitalized costs of our domestic oil and gas properties at March 31, 2009 exceeded the ceiling amount by approximately $1.3 billion ($854 million, after-tax).  At June 30, 2009, the cost center ceilings with respect to our properties in the U.S., Malaysia and China exceeded the net capitalized costs of the respective properties.  As such, no ceiling test writedowns were required.

A decline of oil and natural gas prices subsequent to June 30, 2009 could result in additional ceiling test writedowns in the third quarter of 2009 and possibly thereafter.

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

The changes to our ARO for the six months ended June 30, 2009 are set forth below (in millions):
Balance as of January 1, 2009	$81
Accretion expense	3
Additions	4
Settlements	(9)
Balance at June 30, 2009	$79
Less: Current portion of ARO at June 30, 2009	(5)
Total long-term ARO at June 30, 2009	$74

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

We apply the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (FIN 48).  During the second quarter of 2009, there was no change to our FIN 48 liability.  As of June 30, 2009, we had not accrued interest or penalties related to uncertain tax positions. The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  During the fourth quarter of 2008, the Internal Revenue Service commenced a limited scope audit of our U.S. income tax return for the 2005 tax year.

Derivative Financial Instruments

We account for our derivative activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137, 138, 149 and 161 (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Substantially all of the derivative instruments that we utilize are to manage the price risk attributable to our expected oil and gas production.  We have elected not to designate price risk management activities as accounting hedges under SFAS No. 133, and, accordingly, account for them using the mark-to-market accounting method. Under this method, the changes in contract values are reported currently in earnings.  We also utilize derivatives to manage our exposure to variable interest rates.

Derivative assets and liabilities with the same counterparty and subject to contractual terms which provide for net settlement are reported on a net basis on our consolidated balance sheet.  Please see Note 7, “Derivative Financial Instruments,” for a more detailed discussion of our derivative activities.

Subsequent Events

As of July 24, 2009, which is the date these financial statements were issued, we completed our review and analysis of potential subsequent events and none were identified.

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

In April 2009, the FASB issued three FASB Staff Positions (FSPs) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the provisions of these FSPs for the period ending March 31, 2009.  The adoption of these FSPs did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist.  This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  We adopted the statement for the period ending June 30, 2009.  The adoption of this statement did not have an impact on our financial position or results of operations.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of basic and diluted weighted average shares outstanding and EPS for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions, except per share data)
Income (numerator):
Net loss – basic and diluted	$(39)	$(244)	$(733)	$(308)

Weighted average shares (denominator):
Weighted average shares — basic	130	129	129	129
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period (1)	―	―	―	―
Weighted average shares — diluted	130	129	129	129

Loss per share:
Basic	$(0.30)	$(1.89)	$(5.66)	$(2.39)
Diluted	$(0.30)	$(1.89)	$(5.66)	$(2.39)

(1)
The effect of stock options and unvested restricted stock and restricted stock units outstanding has not been included in the calculation of shares outstanding for diluted EPS for the three and six months ended June 30, 2009 and 2008 as their effect would have been anti-dilutive. Had we recognized net income for these periods, incremental shares attributable to the assumed exercise of outstanding options and the assumed vesting of unvested restricted stock and restricted stock units would have increased diluted weighted average shares outstanding by 2 million shares for both the three and six months ended June 30, 2009 and 3 million shares for both the three and six months ended June 30, 2008.

3.  Oil and Gas Assets:

Property and Equipment

Property and equipment consisted of the following at:
	June 30,	December 31,
	2009	2008
	(In millions)

Oil and Gas Properties:
Subject to amortization	$8,371	$8,961
Not subject to amortization:
Exploration in progress	238	207
Development in progress	60	71
Capitalized interest	131	129
Fee mineral interests	23	23
Other capital costs:
Incurred in 2009	31	―
Incurred in 2008	234	328
Incurred in 2007	214	242
Incurred in 2006 and prior	287	303
Total not subject to amortization	1,218	1,303
Gross oil and gas properties	9,589	10,264
Accumulated depreciation, depletion and amortization	(4,841)	(4,550)
Net oil and gas properties	4,748	5,714
Other property and equipment	87	85
Accumulated depreciation and amortization	(46)	(41)
Net other property and equipment	41	44
Property and equipment, net	$4,789	$5,758

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt:

As of the indicated dates, our debt consisted of the following:

	June 30, 2009		December 31, 2008
	(In millions)
Senior unsecured debt:
Revolving credit facility:
Prime rate based loans	$	―	$	―
LIBOR based loans		594		514
Total revolving credit facility		594		514
Money market lines of credit (1)		45		47
Total credit arrangements		639		561

7 5/8% Senior Notes due 2011		175		175
Fair value of interest rate swap (2)		3		2
Total senior unsecured notes		178		177
Total senior unsecured debt		817		738
6 5/8% Senior Subordinated Notes due 2014		325		325
6 5/8% Senior Subordinated Notes due 2016		550		550
7 1/8% Senior Subordinated Notes due 2018		600		600
Total debt		$2,292		$2,213

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

Credit Arrangements

We have a revolving credit facility that matures in June 2012 and provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent.  As of June 30, 2009, the largest commitment was 16% of total commitments.  However, the amount that we can borrow under the facility could be limited by changing expectations of future oil and natural gas prices because the amount that we can borrow under the facility is determined by our lenders annually each May (and may be redetermined at the option of our lenders in the case of certain acquisitions or divestitures) using a process that takes into account the value of our estimated reserves and hedge position and the lenders’ commodity price assumptions. In the future, total loan commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (87.5 basis points per annum at June 30, 2009).

We pay commitment fees on available but undrawn amounts based on a grid of our debt rating (0.175% per annum at June 30, 2009). We incurred fees under this arrangement of approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2009, respectively, which are recorded in interest expense on our consolidated statement of income.  For the three and six months ended June 30, 2008, we incurred commitment fees of approximately $0.5 million and $1 million, respectively.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns, and goodwill impairments) of at least 3.5 to 1.0. In addition, for as long as our debt rating is below investment grade, we must maintain a ratio of the calculated net present value of our oil and gas properties to total debt of at least 1.75 to 1.00. For purposes of this ratio, total debt includes only 50% of the principal amount of our senior subordinated notes.  At June 30, 2009 we were in compliance with all of our debt covenants.

As of June 30, 2009, we had $22 million of undrawn letters of credit outstanding under our credit facility. Letters of credit are subject to an issuance fee of 12.5 basis points and annual fees based on a grid of our debt rating (87.5 basis points at June 30, 2009).

Subject to compliance with the restrictive covenants in our credit facility, we also have a total of $120 million of borrowing capacity under money market lines of credit with various institutions, the availability of which is at the discretion of the financial institutions.

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

The following tables provide the geographic operating segment information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as of and for the three and six months ended June 30, 2009 and 2008. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Malaysia	China	Other International	Total
	(In millions)
Three Months Ended June 30, 2009:

Oil and gas revenues	$222	$51	$14	$—	$287

Operating expenses:
Lease operating	45	11	1	—	57
Production and other taxes	12	2	1	—	15
Depreciation, depletion and amortization	110	23	4	—	137
General and administrative	32	2	—	—	34
Other	5	—	—	—	5
Allocated income taxes	7	5	2	—
Net income from oil and gas properties	$11	$8	$6	$—

Total operating expenses					248
Income from operations					39
Interest expense, net of interest income, capitalized interest and other					(18)
Commodity derivative expense					(81)
Loss before income taxes					$(60)

Total long-lived assets	$4,250	$366	$129	$3	$4,748

Additions to long-lived assets	$276	$4	$20	$—	$300

	United States	Malaysia	China	Other International	Total
	(In millions)
Three Months Ended June 30, 2008:

Oil and gas revenues	$602	$68	$21	$—	$691

Operating expenses:
Lease operating	46	11	1	—	58
Production and other taxes	22	25	5	—	52
Depreciation, depletion and amortization	148	14	4	—	166
General and administrative	36	1	—	—	37
Allocated income taxes	133	7	3	—
Net income from oil and gas properties	$217	$10	$8	$—

Total operating expenses					313
Income from operations					378
Interest expense, net of interest income, capitalized interest and other					(15)
Commodity derivative expense					(652)
Loss before income taxes					$(289)

Total long-lived assets	$6,330	$421	$103	$2	$6,856

Additions to long-lived assets	$686	$40	$4	$—	$730

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Malaysia	China	Other International	Total
	(In millions)
Six Months Ended June 30, 2009:

Oil and gas revenues	$436	$94	$19	$—	$549

Operating expenses:
Lease operating	104	21	3	—	128
Production and other taxes	19	4	1	—	24
Depreciation, depletion and amortization	244	46	6	—	296
General and administrative	64	1	1	—	66
Ceiling test writedown	1,344	—	—	—	1,344
Other	7	—	—	—	7
Allocated income taxes	(484)	8	2	—
Net income (loss) from oil and gas properties	$(862)	$14	$6	$—

Total operating expenses					1,865
Loss from operations					(1,316)
Interest expense, net of interest income, capitalized interest and other					(33)
Commodity derivative income					197
Loss before income taxes					$(1,152)

Total long-lived assets	$4,250	$366	$129	$3	$4,748

Additions to long-lived assets	$615	$28	$26	$—	$669

	United States	Malaysia	China	Other International	Total
	(In millions)
Six Months Ended June 30, 2008:

Oil and gas revenues	$1,028	$143	$36	$—	$1,207

Operating expenses:
Lease operating	93	22	2	—	117
Production and other taxes	44	52	7	—	103
Depreciation, depletion and amortization	284	33	6	—	323
General and administrative	67	1	1	—	69
Allocated income taxes	206	13	6	—
Net income from oil and gas properties	$334	$22	$14	$—

Total operating expenses					612
Income from operations					595
Interest expense, net of interest income, capitalized interest and other					(18)
Commodity derivative expense					(973)
Loss before income taxes					$(396)

Total long-lived assets	$6,330	$421	$103	$2	$6,856

Additions to long-lived assets	$1,126	$87	$31	$—	$1,244

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 At June 30, 2009, we had outstanding contracts with respect to our future production that are not designated for hedge accounting as set forth in the tables below.

Natural Gas

		NYMEX Contract Price Per MMBtu
			Collars				Estimated
		Swaps	Floors		Ceilings		Fair Value
	Volume in	(Weighted		Weighted		Weighted	Asset
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	(Liability)
							(In millions)
July 2009 – September 2009
Price swap contracts	22,150	$7.81	—	—	—	—	$86
Collar contracts	13,620	—	$8.00	$8.00	$8.97 – $14.37	$11.83	56
October 2009–December 2009
Price swap contracts	26,120	7.34	—	—	—	—	63
Collar contracts	8,435	—	8.00 – 8.50	8.23	8.97 – 14.37	11.20	30
January 2010 – March 2010
Price swap contracts	31,800	6.79	—	—	—	—	30
Collar contracts	5,700	—	8.50	8.50	10.00 – 11.00	10.44	15
April 2010 – June 2010
Price swap contracts	34,850	6.41	—	—	—	—	22
July 2010 – September 2010
Price swap contracts	35,200	6.41	—	—	—	—	13
October 2010 – December 2010
Price swap contracts	25,270	6.47	—	—	—	—	(1)
							$314

 Oil

		NYMEX Contract Price Per Bbl
					Collars						Estimated
		Swaps	Additional Put		Floors		Ceilings		Floors		Fair Value
	Volume in	(Weighted		Weighted		Weighted		Weighted		Weighted	Asset
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	Range	Average	(Liability)
											(In millions)
July 2009 - September 2009
Price swap contracts	828	$128.93	—	—	—	—	—	—	—	—	$48
Floor contracts	828	—	—	—	—	—	—	—	$104.50-$109.75	$107.11	30
October 2009–December 2009
Price swap contracts	828	128.93	—	—	—	—	—	—	—	—	46
Floor contracts	828	—	—	—	—	—	—	—	104.50-109.75	107.11	29
January 2010 – March 2010
Price swap contracts	90	93.40	—	—	—	—	—	—	—	—	2
Collar contracts	810	—	—	—	$125.50–$130.50	$127.97	$170.00	$170.00	—	—	44
3-Way collar contracts	180	—	$50.00	$50.00	60.00	60.00	112.00-112.10	112.05	—	—	—
April 2010 – June 2010
Price swap contracts	90	93.40	—	—	—	—	—	—	—	—	2
Collar contracts	819	—	—	—	125.50–130.50	127.97	170.00	170.00	—	—	44
3-Way collar contracts	182	—	50.00	50.00	60.00	60.00	112.00-112.10	112.05	—	—	—
July 2010 – September 2010
Price swap contracts	90	93.40	—	—	—	—	—	—	—	—	2
Collar contracts	828	—	—	—	125.50–130.50	127.97	170.00	170.00	—	—	43
3-Way collar contracts	184	—	50.00	50.00	60.00	60.00	112.00-112.10	112.05	—	—	—
October 2010 – December 2010
Price swap contracts	90	93.40	—	—	—	—	—	—	—	—	1
Collar contracts	828	—	—	—	125.50–130.50	127.97	170.00	170.00	—	—	42
3-Way collar contracts	184	—	50.00	50.00	60.00	60.00	112.00-112.10	112.05	—	—	—
											$333

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis Contracts

At June 30, 2009, we had natural gas basis contracts that are not designated for hedge accounting to lock in the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points in the Rocky Mountains, as set forth in the table below.

		Weighted
	Volume in	Average
	MMMBtus	Differential

July 2009 – September 2009	1,380	$(1.05)
October 2009 – December 2009	1,380	(1.05)
January 2010 – December 2010	5,520	(0.99)
January 2011 – December 2011	5,280	(0.95)
January 2012 – December 2012	4,920	(0.91)

The estimated fair value of each of these basis contracts was approximately $0 at June 30, 2009.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Disclosures about Derivative Instruments and Hedging Activities

At June 30, 2009, we had derivative financial instruments under SFAS No. 133 recorded in our balance sheet as set forth below.

		Estimated
Type of Contract	Balance Sheet Location	Fair Value
		(In millions)
Derivative Assets

Derivatives not designated as hedging instruments:
Natural gas contracts	Derivative assets – current	$302
Oil contracts	Derivative assets – current	245
Basis contracts	Derivative assets – current	―
Natural gas contracts	Derivative assets – noncurrent	12
Oil contracts	Derivative assets – noncurrent	88
Basis contracts	Derivative assets – noncurrent	―
Total derivatives not designated as hedging instruments		647
Derivative designated as a fair value hedge:
Interest rate swap	Derivative assets – current	2
Interest rate swap	Derivative assets – noncurrent	1
Total derivative designated as hedging instruments		3

Total Derivative Assets		$650

The amount of gain (loss) recognized in income related to our derivative financial instruments under SFAS No. 133 for the indicated periods was as follows:

		Three Months	Six Months
	Location of Gain/(Loss)	Ended June 30,	Ended June 30,
Type of Contract	Recognized in Income	2009	2009
		(In millions)
Derivatives not designated as hedging instruments:
Natural gas contracts	Commodity derivative income (expense)	$20	$294
Oil contracts	Commodity derivative income (expense)	(96)	(79)
Basis contracts	Commodity derivative income (expense)	(5)	(18)
Derivative designated as a fair value hedge:
Interest rate swap	Interest expense	1	1
Total		$(80)	$198

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty.  At June 30, 2009, Barclays Capital, JPMorgan Chase Bank, N.A., Credit Suisse Energy LLC, Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 86% of our future hedged production, none of which were counterparty to more than 25% of our future hedged production.

A significant number of the counterparties to our derivative instruments also are lenders under our credit facility.  Our credit facility, senior subordinated notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

8.  Accounts Receivable:

As of the indicated dates, our accounts receivable consisted of the following:
	June 30, 2009	December 31, 2008
	(In millions)

Revenue	$133	$157
Joint interest	143	197
Other	20	26
Reserve for doubtful accounts	(6)	(5)
Total accounts receivable	$290	$375

9.  Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:
	June 30, 2009	December 31, 2008
	(In millions)

Revenue payable	$60	$75
Accrued capital costs	196	319
Accrued lease operating expenses	49	50
Employee incentive expense	47	73
Accrued interest on long-term debt	25	25
Taxes payable	66	69
Other	52	61
Total accrued liabilities	$495	$672

10.  Comprehensive Income (Loss):

For the periods indicated, our comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net loss	$(39)	$(244)	$(733)	$(308)
Unrealized gain (loss) on investments, net of tax of ($1) for the three months ended June 30, 2009 and net of tax of $2 for the three and six months ended June 30, 2008	2	(4)	―	(4)
Total comprehensive loss	$(37)	$(248)	$(733)	$(312)

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

Historically, we have used unissued shares of stock when stock options are exercised.  Beginning in 2009, we began to utilize treasury shares when stock options are exercised or when restricted stock is issued.  At June 30, 2009, we had approximately 2.6 million additional shares available for issuance pursuant to our existing employee and director plans. Of these shares, 1.8 million could be granted as restricted stock or restricted stock units. On May 7, 2009, at Newfield’s 2009 annual meeting of stockholders, Newfield’s stockholders approved the Newfield Exploration Company 2009 Omnibus Stock Plan (the “2009 Omnibus Stock Plan”) and Newfield’s 2000 omnibus stock plan, 2004 omnibus stock plan and 2007 omnibus stock plan (which were used for equity grants to employees) were terminated such that no new grants will be made under those previous plans.  Outstanding awards under those previous plans were not impacted by the termination of those previous plans.  Shares available for grant under our 2009 Omnibus Stock Plan are reduced by 1.5 times the number of shares of restricted stock or restricted stock units awarded under the plan, and are reduced by 1 times the number of shares subject to stock options awarded under the plan.  Of the 1.8 million shares that can be granted as restricted stock or restricted stock units, 1.6 million can be issued under our 2009 Omnibus Stock Plan.

For the three month periods ended June 30, 2009 and 2008, we recorded stock-based compensation of $11 million and $10 million, respectively, for all plans.  Of these amounts, $4 million and $3 million, respectively, were capitalized in oil and gas properties.

For the six month periods ended June 30, 2009 and 2008, we recorded stock-based compensation expense of $23 million and $17 million, respectively, for all plans. Of these amounts, $8 million and $5 million, respectively, were capitalized in oil and gas properties.

The excess tax benefit realized from stock options exercised is recognized as a credit to additional paid in capital and is calculated as the amount by which the tax deduction we receive exceeds the deferred tax asset associated with recorded stock compensation expense. We did not realize an excess tax benefit from stock compensation for the six months ended June 30, 2009 because we do not anticipate having sufficient taxable income to fully realize the deduction. Any excess tax benefits associated with the exercise of stock options in 2009 will be realized when the deduction can be utilized to reduce current income taxes on future tax returns. The amount credited to additional paid in capital for the six months ended June 30, 2008 was $4 million.

As of June 30, 2009, we had approximately $73 million of total unrecognized compensation expense related to unvested stock-based compensation awards. This compensation expense is expected to be recognized on a straight-line basis over the applicable remaining vesting period. The full amount is expected to be recognized within approximately five years.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options.  We have granted stock options under several plans. The exercise price of options cannot be less than the fair market value per share of our common stock on the date of grant.

The following table provides information about stock option activity for the six months ended June 30, 2009:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In millions)				(In years)	(In millions)
Outstanding at December 31, 2008	3.5	$28.74			5.5	$3.0

Granted	―	―	$	―
Exercised	(0.1)	16.23
Forfeited	(0.1)	38.80
Outstanding at June 30, 2009	3.3	$28.95			5.0	$22.5

Exercisable at June 30, 2009	2.6	$25.77			4.4	$22.1

(1)	The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

On June 30, 2009, the last reported sales price of our common stock on the New York Stock Exchange was $32.67 per share.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

Options Outstanding				Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Shares	Average	Average	Shares	Average
Range of	Underlying	Remaining	Exercise Price	Underlying	Exercise Price
Exercise Prices	Options	Contractual Life	per Share	Options	per Share
	(In millions)	(In years)		(In millions)
$12.51 to $15.00	0.1	0.6	$14.89	0.1	$14.89
15.01 to 17.50	0.6	3.1	16.63	0.6	16.63
17.51 to 22.50	0.4	2.8	18.89	0.4	18.89
22.51 to 27.50	0.5	4.7	24.78	0.5	24.77
27.51 to 35.00	0.9	5.5	31.15	0.7	31.21
35.01 to 41.72	0.2	5.8	37.50	0.1	37.46
41.73 to 48.45	0.6	8.6	48.45	0.2	48.45
	3.3	5.0	$28.95	2.6	$25.77

Restricted Shares.  At June 30, 2009, our employees held 2.4 million restricted shares or restricted share units that primarily vest over a service period of four or five years. The vesting of these shares and units is dependant upon the employee’s continued service with our company.  In addition, at June 30, 2009, our employees held 0.8 million restricted shares subject to performance-based vesting criteria (substantially all of which are considered market-based restricted shares under SFAS No. 123(R)).

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about restricted share and restricted share unit activity for the six months ended June 30, 2009:
	Service-Based Shares	Performance/ Market-Based Shares	Total Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share data)

Non-vested shares outstanding at December 31, 2008	1,679	1,208	2,887	$34.58

Granted	1,010	―	1,010	22.05
Forfeited	(36)	(316)	(352)	26.21
Vested	(223)	(110)	(333)	35.29

Non-vested shares outstanding at June 30, 2009	2,430	782	3,212	$31.48

The total fair value of restricted shares that vested during the six months ended June 30, 2009 was $12 million.

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

During the second quarter of 2009, we sold 88,294 shares of our common stock under the plan.  The weighted average fair value of the option to purchase stock under the plan during the first half of 2009 was $7.89 per share.  The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted average interest rate of 0.27%, an expected life of six months and weighted average volatility of 90%.  At June 30, 2009, 409,564 shares of our common stock remained available for issuance under the plan.

12.  Income Taxes:

The income tax benefit for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)

Amount computed using the statutory rate	$(21)	$(100)	$(404)	$(138)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	1	55	(17)	49
Net effect of different tax rates in non-U.S. jurisdictions	1	―	1	1
Valuation allowances	(3)	―	―	―
Other (1)	1	―	1	―
Total income tax benefit	$(21)	$(45)	$(419)	$(88)

(1)
Our interim period tax provision for 2008 was calculated based on statutory tax rates applied to pre-tax earnings as adjusted for permanent differences.  An annualized projected effective tax rate was not applied because of our inability to develop a reliable estimate of our pre-tax income, which was subject to significant variability due to changes in the fair value of our then open commodity derivative instruments.  This resulted in significant fluctuations in the reported tax provision in these interim periods.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, we had net operating loss (NOL) carryforwards for international income tax purposes of approximately $17 million that may be used in future years to offset taxable income, however we currently estimate that we will not be able to utilize these NOLs nor certain deferred tax asset timing differences in Malaysia because we do not anticipate that we will have sufficient estimated future taxable income in the appropriate jurisdictions.  Therefore, valuation allowances have been established for these items.  Utilization of NOL carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdictions within the carryforward period.  Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models (i.e., Black-Scholes) that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our valuation methodology for investments is a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk adjusted discount rates. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity price collars and floors and some financial investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of June 30, 2009:

	Fair Value Measurement Classification
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (Liabilities):	(In millions)
Investments available-for-sale:
Equity securities	$8	$ ―	$ ―	$8
Auction rate securities	―	―	45	45
Oil and gas derivative swap contracts	―	314	―	314
Oil and gas derivative option contracts	―	―	333	333
Interest rate swap	―	3	―	3
Total	$8	$317	$378	$703

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

As of June 30, 2009, we continued to hold $45 million of auction rate securities which have maturities beginning in 2033 that are classified as a Level 3 fair value measurement. This amount reflects a decrease in the fair value of these investments of $17 million ($11 million net of tax), recorded under the caption “Accumulated other comprehensive income (loss)” on our consolidated balance sheet.  The debt instruments underlying these investments are investment grade (rated BBB- or better) and are guaranteed by the United States government or backed by private loan collateral.  We do not believe the decrease in the fair value of these securities is permanent because we currently intend to hold these investments until the auction succeeds, the issuer calls the securities or the securities mature. Our current available borrowing capacity under our credit arrangements provides us the liquidity to continue to hold these securities.

The following tables set forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods:

	Investments		Derivatives	Total
	(In millions)
Balance at January 1, 2009		$59	$542	$601
Total realized or unrealized gains (losses):
Included in earnings		―	(33)	(33)
Included in other comprehensive income (loss)		―	―	―
Purchases, issuances and settlements		(14)	(176)	(190)
Transfers in and out of Level 3		―	―	―
Balance at June 30, 2009		$45	$333	$378

Change in unrealized gains (losses) relating to
investments and derivatives still held at June 30, 2009	$	―	$(65)	$(65)

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

The estimated fair value of our notes, based on quoted market prices on June 30, 2009, was as follows (in millions):

7 5/8% Senior Notes due 2011	$176
6 5/8% Senior Subordinated Notes due 2014	301
6 5/8% Senior Subordinated Notes due 2016	501
7 1/8% Senior Subordinated Notes due 2018	548

Amounts outstanding under our credit arrangements at June 30, 2009 are stated at cost, which approximates fair value.  Please see Note 4, “Debt”.

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

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas and on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved oil and gas reserves. We use the full cost method of accounting for our oil and gas activities.

Oil and Natural Gas Prices.  Prices for oil and natural gas fluctuate widely. Oil and natural gas prices affect:

•	the amount of cash flow available for capital expenditures;

•	our ability to borrow and raise additional capital;

•	the quantity of oil and gas that we can economically produce; and

•	the accounting for our oil and gas activities including, among other items, the determination of ceiling test writedowns.

        An extended decline in oil and natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital. Please see the discussion under “Lower oil and gas prices and other factors resulted in a ceiling test writedown and may in the future result in additional ceiling test writedowns or other impairments”  in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and “— Liquidity and Capital Resources” below.

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

Accounting for Hedging Activities. We do not designate price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. As of June 30, 2009, we had derivative assets of $650 million, of which 51% was measured based upon our valuation model and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments. We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties.  Please see Note 7, “Derivative Financial Instruments,” and Note 13, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

Other factors. Please see “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and Item 1A of this report for a discussion of a number of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions.

Results of Operations

Revenues. All of our revenues are derived from the sale of our oil and gas production. The effects of the settlement of hedges designated for hedge accounting are included in revenue, but those not so designated have no effect on our reported revenues. None of our outstanding oil and gas hedging contracts as of June 30, 2009 are designated for hedge accounting and the settlement of all oil and gas hedging contracts during the second quarter and first six months of 2009 and 2008 had no effect on reported revenues. Please see Note 7, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

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

Revenues of $287 million for the second quarter of 2009 were 59% lower than the comparable period of 2008.  Revenues of $549 million for the first six months of 2009 were 55% lower than the comparable period of 2008.  The revenue decrease during both periods is due to significantly lower average realized oil and natural gas prices partially offset by higher oil and gas production.

	Three Months Ended June 30,		Percentage Increase	Six Months Ended June 30,		Percentage Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Production (1):
Domestic:
Natural gas (Bcf)	45.2	43.7	4%	90.1	84.1	7%
Oil and condensate (MBbls)	1,869	1,528	22%	3,637	2,950	23%
Total (Bcfe)	56.4	52.9	7%	111.9	101.8	10%
International:
Natural gas (Bcf)	—	—	—	—	—	—
Oil and condensate (MBbls)	1,365	793	72%	2,566	1,830	40%
Total (Bcfe)	8.2	4.7	72%	15.4	11.0	40%
Total:
Natural gas (Bcf)	45.2	43.7	4%	90.1	84.1	7%
Oil and condensate (MBbls)	3,234	2,321	39%	6,203	4,780	30%
Total (Bcfe)	64.6	57.6	12%	127.3	112.8	13%

Average Realized Prices (2):
Domestic:
Natural gas (per Mcf)	$2.85	$9.86	(71)%	$3.16	$8.75	(64)%
Oil and condensate (per Bbl)	49.24	110.87	(56)%	40.98	98.41	(58)%
Natural gas equivalent (per Mcfe)	3.92	11.35	(65)%	3.88	10.08	(62)%
International:
Natural gas (per Mcf)	$—	$—	—	$—	$—	—
Oil and condensate (per Bbl)	47.29	112.85	(58)%	44.19	97.29	(55)%
Natural gas equivalent (per Mcfe)	7.86	18.81	(58)%	7.36	16.22	(55)%
Total:
Natural gas (per Mcf)	$2.85	$9.86	(71)%	$3.16	$8.75	(64)%
Oil and condensate (per Bbl)	48.42	111.55	(57)%	42.31	97.98	(57)%
Natural gas equivalent (per Mcfe)	4.42	11.97	(63)%	4.30	10.67	(60)%

(1)	Represents volumes lifted and sold regardless of when produced.

(2)
Had we included the effects of hedging contracts not designated for hedge accounting, our average realized price for total gas would have been $6.21 and $7.95 per Mcf for the three months ended June 30, 2009 and 2008, respectively, and $5.84 and $7.92 per Mcf for the six months ended June 30, 2009 and 2008, respectively. Our total oil and condensate average realized price would have been $76.09 and $85.42 per Bbl for the three months ended June 30, 2009 and 2008, respectively, and $75.29 and $77.08 per Bbl for the six months ended June 30, 2009 and 2008, respectively.  All amounts for the three and six months ended June 30, 2008 exclude the cash payments to reset our 2009 and 2010 crude oil hedges of $488 million and $502 million, respectively.

Domestic Production.  Our three and six months ended June 30, 2009 domestic oil and gas production (stated on a natural gas equivalent basis) increased over the comparable periods of 2008 primarily due to increased production in our Mid-Continent and Rocky Mountain divisions as a result of continued successful drilling efforts.

International Production. Our three and six months ended June 30, 2009 international oil production (stated on a natural gas equivalent basis) increased over the comparable periods of 2008 primarily due to the new field development on PM 323 in Malaysia and the timing of liftings of our oil production in Malaysia.

Operating Expenses. We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis.

The following table presents information about our operating expenses for the three months ended June 30, 2009 and 2008.

	Unit-of-Production			Total Amount
	Three Months Ended		Percentage	Three Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Per Mcfe)			(In millions)
Domestic:
Lease operating	$0.80	$0.87	(8)%	$45	$46	(2)%
Production and other taxes	0.21	0.42	(50)%	12	22	(47)%
Depreciation, depletion and amortization	1.94	2.79	(30)%	110	148	(26)%
General and administrative	0.57	0.69	(17)%	32	36	(12)%
Other	0.09	—	100%	5	—	100%
Total operating expenses	3.61	4.77	(24)%	204	252	(19)%
International:
Lease operating	$1.44	$2.44	(41)%	$12	$12	(1)%
Production and other taxes	0.34	6.33	(95)%	3	30	(91)%
Depreciation, depletion and amortization	3.33	3.78	(12)%	27	18	52%
General and administrative	0.22	0.28	(21)%	2	1	37%
Total operating expenses	5.33	12.83	(58)%	44	61	(28)%
Total:
Lease operating	$0.88	$1.00	(12)%	$57	$58	(1)%
Production and other taxes	0.23	0.91	(75)%	15	52	(72)%
Depreciation, depletion and amortization	2.12	2.87	(26)%	137	166	(17)%
General and administrative	0.52	0.65	(20)%	34	37	(10)%
Other	0.08	—	100%	5	—	100%
Total operating expenses	3.83	5.43	(29)%	248	313	(21)%

     Domestic Operations.  Our domestic operating expenses for the three months ended June 30, 2009, stated on a Mcfe basis, decreased 24% over the same period of 2008. The components of the period to period change are as follows:

•	Lease operating expense (LOE) per Mcfe decreased 8% primarily due to lower operating costs for all of our operations.

•	Production and other taxes per Mcfe decreased 50% primarily due to significantly lower realized commodity prices during the second quarter of 2009 compared to the same period of 2008.

•	Our depreciation, depletion and amortization (DD&A) rate per Mcfe decreased 30% primarily as a result of the ceiling test writedowns recorded at December 31, 2008 and March 31, 2009.

•
General and administrative (G&A) expense per Mcfe decreased 17% primarily due to a decrease in incentive compensation expense, which is calculated based on adjusted net income (as defined in our incentive compensation plan).  Adjusted net income for purposes of our incentive compensation plan excludes (a) unrealized gains and losses on commodity derivatives and (b) the impact from any full cost ceiling test writedowns.  Additionally, we match the costs / benefits of the 2008 crude oil hedge unwind / reset with the period in which these barrels are produced for the purposes of determining adjusted net income.  During the second quarter of 2009, we capitalized $15 million of direct internal costs as compared to $13 million in the second quarter of 2008.

International Operations.  Our international operating expenses for the three months ended June 30, 2009, stated on a Mcfe basis, decreased 58% over the same period of 2008. The components of the period to period change are as follows:

•
LOE per Mcfe decreased 41% while total LOE remained flat period over period.  The decrease in LOE per Mcfe is primarily due to increased production volumes associated with the new field development on PM 323 in Malaysia and lower operating costs.

•	Production and other taxes decreased significantly due to substantially lower oil prices during the second quarter of 2009.

•
The DD&A rate on an Mcfe basis decreased slightly while total DD&A expense increased 52% primarily due to the additional production volumes associated with the new field development on PM 323 in Malaysia.

•	G&A expense decreased $0.06 per Mcfe primarily due to the 72% increase in production volumes period over period.

The following table presents information about our operating expenses for the six months ended June 30, 2009 and 2008.

	Unit-of-Production			Total Amount
	Six Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Per Mcfe)			(In millions)
Domestic:
Lease operating	$0.93	$0.91	2%	$104	$93	12%
Production and other taxes	0.17	0.43	(60)%	18	44	(58)%
Depreciation, depletion and amortization	2.18	2.79	(22)%	244	284	(14)%
General and administrative	0.57	0.66	(14)%	64	67	(4)%
Ceiling test writedown	12.02	—	100%	1,344	—	100%
Other	0.06	—	100%	7	—	100%
Total operating expenses	15.93	4.79	233%	1,781	488	266%
International:
Lease operating	$1.57	$2.20	(29)%	$24	$24	—
Production and other taxes	0.34	5.41	(94)%	6	59	(91)%
Depreciation, depletion and amortization	3.39	3.58	(5)%	52	39	33%
General and administrative	0.13	0.19	(32)%	2	2	(4)%
Total operating expenses	5.43	11.38	(52)%	84	124	(33)%
Total:
Lease operating	$1.00	$1.03	(3)%	$128	$117	10%
Production and other taxes	0.19	0.92	(79)%	24	103	(77)%
Depreciation, depletion and amortization	2.32	2.86	(19)%	296	323	(8)%
General and administrative	0.52	0.61	(15)%	66	69	(4)%
Ceiling test writedown	10.56	—	100%	1,344	—	100%
Other	0.05	—	100%	7	—	100%
Total operating expenses	14.64	5.42	170%	1,865	612	205%

     Domestic Operations. Our domestic operating expenses for the six months ended June 30, 2009, stated on a Mcfe basis, increased 233% over the same period of 2008 primarily due to a full cost ceiling test writedown recorded at March 31, 2009. The components of the period to period change are as follows:

•	LOE per Mcfe increased 2% primarily due to increased well workover activity associated with our onshore Texas and deepwater Gulf of Mexico operations compared to the same period of 2008.

•	Production and other taxes per Mcfe decreased 60% primarily due to significantly lower realized commodity prices during the first six months of 2009 compared to the same period of 2008.

•	Our DD&A rate per Mcfe decreased 22% primarily as a result of the ceiling test writedowns recorded at December 31, 2008 and March 31, 2009.

•
G&A expense per Mcfe decreased 14% primarily due to a decrease in incentive compensation expense, which is calculated based on adjusted net income (as defined in our incentive compensation plan).  Adjusted net income for purposes of our incentive compensation plan excludes (a) unrealized gains and losses on commodity derivatives and (b) the impact from any full cost ceiling test writedowns.  Additionally, we match the costs / benefits of the 2008 crude oil hedge unwind / reset with the period in which these barrels are produced for the purposes of determining adjusted net income.  During the first six months of 2009, we capitalized $28 million of direct internal costs as compared to $24 million in the first six months of 2008.

•	We recorded a ceiling test writedown of $1.3 billion ($12.02 per Mcfe) due to significantly lower natural gas prices at March 31, 2009.

     International Operations. Our international operating expenses for the six months ended June 30, 2009, stated on a Mcfe basis, decreased 52% over the same period of 2008. The period to period change was primarily related to the following items:

•
LOE per Mcfe decreased 29% while total LOE remained flat period over period. The decrease in LOE per Mcfe is primarily due to increased production volumes associated with the new field development on PM 323 in Malaysia and lower operating costs.

•	Production and other taxes decreased significantly due to substantially lower oil prices during the first six months of 2009.

•
The DD&A rate on an Mcfe basis decreased slightly while total DD&A expense increased 33% during the first six months of 2009 primarily due to the additional production volumes associated with the new field development on PM 323 in Malaysia.

•	G&A expense per Mcfe decreased $0.06 primarily due to the 40% increase in total international production volumes period over period.

Commodity Derivative Income (Expense)

Commodity derivative expense during the second quarter of 2009 decreased $571 million over the same period of 2008 and commodity derivative income for the first six months of 2009 increased $1.2 billion over the same period of 2008.  The significant fluctuation from period to period is due to the extreme volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Interest Expense

The following table presents information about interest expense for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Gross interest expense:
Credit arrangements	$2	$2	$5	$3
Senior notes	3	3	6	7
Senior subordinated notes	26	21	51	35
Other	1	2	2	2
Total gross interest expense	32	28	64	47
Capitalized interest	(12)	(13)	(26)	(27)
Net interest expense	$20	$15	$38	$20

The increase in gross interest expense for both the three and six month periods ended June 30, 2009 over the comparable prior periods resulted primarily from the May 2008 issuance of $600 million principal amount of our 7 1/8% Senior Subordinated Notes due 2018.

Taxes.  The effective tax rates for the second quarter of 2009 and 2008 were 35.4% and 15.6%, respectively.  The effective tax rates for the first six months of 2009 and 2008 were 36.4% and 22.3%, respectively.  The change in our effective tax rates for the three and six month periods ended June 30, 2008 as compared to the comparable periods of 2009 were due to significant changes in the proportion of our 2008 book income in separate state taxing jurisdictions compared to total consolidated domestic book income.  Certain corporate items, such as hedging losses, are not includable in determining taxable income for the state of Oklahoma; however these items are included in the determination of consolidated U.S. federal income taxes.  Our effective tax rate for all periods was different than the federal statutory tax rate due to deductions that do not generate tax benefits, state income taxes and the differences between international and U.S. federal statutory rates.  Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Liquidity and Capital Resources

        We must find new and develop existing reserves to maintain and grow our production and cash flow.  We accomplish this through successful drilling programs and the acquisition of properties.  These activities require substantial capital expenditures.  Lower prices for oil and natural gas may reduce the amount of oil and gas that we can economically produce, and can also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as further described below.

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

        Although our 2009 capital budget is set at a level that we believe corresponds with our anticipated 2009 cash flows, the timing of capital expenditures and the receipt of cash flows do not necessarily match, and we anticipate borrowing and repaying funds under our credit arrangements throughout the year. For example, our capital expenditures were front-end loaded and we outspent cash flows in the first half of 2009. We may have to further reduce capital expenditures and our ability to execute our business plans could be diminished if (1) one or more of the lenders under our existing credit arrangements fail to honor its contractual obligation to lend to us, (2) the amount that we are allowed to borrow under our existing credit facility is reduced as a result of lower oil and natural gas prices, declines in reserves, lending requirements or for other reasons or (3) our customers or working interest owners default on their obligations to us.

        We continue to hold auction rate securities with a fair value of $45 million. We will attempt to sell these securities every 7-28 days until the auction succeeds, the issuer calls the securities or the securities mature. We currently do not believe that the decrease in the fair value of these investments is permanent or that the failure of the auction mechanism will have a material impact on our liquidity given the amount of our available borrowing capacity under our credit arrangements. Please see Note 13, “Fair Value Measurements” for more information regarding the auction rate securities.

        Credit Arrangements.  We have a revolving credit facility that matures in June 2012 and provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent. As of June 30, 2009, the largest commitment was 16% of total commitments. However, the amount that we can borrow under the facility could be limited by changing expectations of future oil and natural gas prices because the amount that we may borrow under the facility is determined by our lenders annually each May (and may be redetermined at the option of our lenders in the case of certain acquisitions or divestitures) using a process that takes into account the value of our estimated reserves and hedge position and the lenders’ commodity price assumptions.

        In the future, total loan commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility. In addition, subject to compliance with covenants in our credit facility that restrict our ability to incur additional debt, we also have a total of $120 million of borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institution. For a more detailed description of the terms of our credit arrangements, please see Note 4, “Debt,” to our consolidated financial statements appearing earlier in this report.

At July 22, 2009, we had outstanding borrowings of $594 million under our $1.25 billion credit facility and $17 million outstanding under our money market lines of credit and we had approximately $736 million of available borrowing capacity under our credit arrangements.

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

At June 30, 2009, we had positive working capital of $262 million compared to $121 million at December 31, 2008. The increase in our working capital balance at June 30, 2009 is primarily related to the decrease in our accrued liabilities of $177 million due to lower capital spending in 2009.

Cash Flows from Operations.  Cash flows from operations are primarily affected by production and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital.  We sell substantially all of our oil and natural gas production under floating market contracts. However, we generally hedge a substantial, but varying, portion of our anticipated future oil and natural gas production for the next 12-24 months. See “Oil and Gas Hedging” below.

We typically receive the cash associated with accrued oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations are impacted by changes in working capital and are not affected by DD&A, ceiling test writedowns and other impairments or other non-cash charges or credits.

Our net cash flow from operations was $712 million for the six months ended June 30, 2009, an increase of 314% compared to net cash flow from operations of $172 million for the same period in 2008. This increase is primarily due to cash receipts on derivative settlements during the first six months of 2009 compared to cash payments associated with derivative settlements during the comparable period of 2008.  In addition, 2008 net cash flow from operations includes the $558 million payment to reset our 2009 and 2010 crude oil hedging contracts.

Cash Flows from Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2009 was $776 million compared to $1.3 billion for the same period in 2008.

During the six months ended June 30, 2009, we:

•	spent $790 million (including $9 million for acquisitions of oil and gas properties); and

•	redeemed investments of $14 million.

During the six months ended June 30, 2008, we:

•	spent $1.3 billion (including $231 million for acquisitions of oil and gas properties); and

•	purchased investments of $22 million and redeemed investments of $70 million.

Capital Expenditures.  Our capital expenditures of $664 million for the first six months of 2009 decreased 47% from our capital expenditures of $1.2 billion during the same period of 2008. These amounts exclude recorded asset retirement costs of $5 million and $2 million in 2009 and 2008, respectively. Of the $664 million spent during the first six months of 2009, we invested $495 million in domestic exploitation and development, $89 million in domestic exploration (exclusive of exploitation and leasehold activity), $26 million in domestic leasehold activity and $54 million internationally. Of the $1.2 billion spent during the first six months of 2008, we invested $623 million in domestic exploitation and development, $188 million in domestic exploration (exclusive of exploitation and leasehold activity), $312 million in domestic leasehold activity (includes the acquisition of properties in South Texas) and $119 million internationally.

        Our 2009 capital expenditures budget is $1.45 billion, including $130 million of estimated capitalized interest and overhead.  Today, approximately 46% of the budget before capitalized interest and overhead is allocated to the Mid-Continent, 16% to the Rocky Mountains, 16% to the Gulf of Mexico, 12% to onshore Texas, and 10% to international projects.  See Item 1, “Business  — Our Properties and Plans for 2009,” in our annual report on Form 10-K for the year ended December 31, 2008.  The 2009 budget is based on our commitment to operate within expected cash flow from operations. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, the prices and availability of goods and services and the extent to which properties are acquired. We continue to screen for attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable.

Cash Flows from Financing Activities.  Net cash flow provided by financing activities for the first six months of 2009 was $78 million compared to $878 million for the same period in 2008.

During the first six months of 2009, we borrowed $732 million and repaid $654 million under our credit arrangements.

During the first six months of 2008, we:

•	borrowed $1.2 billion and repaid $1.0 billion under our credit arrangements;

•	issued $600 million aggregate principal amount of our 7 1/8% Senior Subordinated Notes due 2018 and paid $8 million in associated debt issue costs; and

•	received proceeds of $18 million from the issuance of shares of our common stock upon the exercise of stock options.

Contractual Obligations

The table below summarizes our significant contractual obligations by maturity as of June 30, 2009.

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(In millions)
Debt:
Revolving credit facility	$639	$—	$639	$—	$—
7 5/8% Senior Notes due 2011	175	—	175	—	—
6 5/8% Senior Subordinated Notes due 2014	325	—	—	—	325
6 5/8% Senior Subordinated Notes due 2016	550	—	—	—	550
7 1/8% Senior Subordinated Notes due 2018	600	—	—	—	600
Total debt	2,289	—	814	—	1,475

Other obligations:
Interest payments(1)	807	122	230	201	254
Net derivative liabilities (assets)	(650)	(549)	(101)	—	—
Asset retirement obligations	79	5	7	4	63
Operating leases	154	79	27	18	30
Deferred acquisition payments	2	2	—	—	—
Firm transportation	233	26	56	55	96
Oil and gas activities(2)	514	—	—	—	—
Total other obligations	1,139	(315)	219	278	443
Total contractual obligations	$3,428	$(315)	$1,033	$278	$1,918

(1)
Interest associated with our revolving credit facility was calculated using a weighted average interest rate of approximately 1.2% at June 30, 2009 and is included through the maturity of the facility.

(2)
As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data, natural gas transportation, and fulfilling other cash commitments. At June 30, 2009, these work-related commitments totaled $514 million and were comprised of $380 million domestically and $134 million internationally. A significant portion of the domestic amount is related to a 10-year firm transportation agreement for our Mid-Continent production. This obligation is subject to the completion of construction and required regulatory approvals. Annual amounts are not included by maturity because their timing cannot be accurately predicted.

Oil and Gas Hedging

        As part of our risk management program, we generally hedge a substantial, but varying, portion of our anticipated future oil and natural gas production for the next 12-24 months to reduce our exposure to fluctuations in oil and natural gas prices. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions.

        While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate hedging arrangements with that counterparty. At June 30, 2009, Barclays Capital, JPMorgan Chase Bank, N.A., Credit Suisse Energy LLC, Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 86% of our future hedged production, none of which were counterparty to more than 25% of our future hedged production.

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

        The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.50-$0.75 per MMBtu less than the Henry Hub Index. Realized gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 70-80% of the Henry Hub Index.  Beginning in the third quarter of 2009, our realized prices for our Mid-Continent properties should improve to 75-85% of the Henry Hub Index as we begin to utilize our agreements that provide guaranteed pipeline capacity at a fixed price to move this natural gas production to the Perryville markets. In light of potential basis risk with respect to our Rocky Mountain proved producing fields acquired from Stone Energy, we have hedged the basis differential for about 40% of our estimated production for 2009 through 2012 to lock in the differential at a weighted average of $0.98 per MMBtu less than the Henry Hub Index. The price we receive for our Gulf Coast oil production typically averages about 90-95% of the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains is currently averaging about $12-$14 per barrel below the WTI price. Oil production from our Mid-Continent properties typically averages 85-90% of the WTI price. Oil sales from our operations in Malaysia typically sell at a slight discount to Tapis, or about 85-90% of WTI. Oil sales from our operations in China typically sell at $6-$8 per barrel less than the WTI price.

Between July 1, 2009 and July 23, 2009, we entered into additional natural gas derivative contracts as set forth below.

		Weighted
		Average
		NYMEX
		Contract
	Volume in	Price per
Period and Type of Contract	MMMBtus	MMBtu
January 2011 - March 2011
Price swap contracts	14,400	$6.51
April 2011 - June 2011
Price swap contracts	14,560	6.51
July 2011 - September 2011
Price swap contracts	14,720	6.51
October 2011
Price swap contracts	4,960	6.51

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

In April 2009, the FASB issued three FASB Staff Positions (FSPs) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the provisions of these FSPs for the period ending March 31, 2009.  The adoption of these FSPs did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist.  This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  We adopted the statement for the period ending June 30, 2009.  The adoption of this statement did not have an impact on our financial position or results of operations.

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

Forward-Looking Information

        This report contains information that is forward-looking or relates to anticipated future events or results, such as planned capital expenditures, the availability and source of capital resources to fund capital expenditures and other plans and objectives for future operations. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. Actual results may vary significantly from those anticipated due to many factors, including:

•	oil and natural gas prices;
•	general economic, financial, industry or business conditions;
•	the availability and cost of capital to fund our operations and business strategies;
•
the ability and willingness of current or potential lenders, hedging contract counterparties, customers, and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future;

•	the availability of refining capacity for the crude oil we produce from our Monument Butte field;
•	drilling results;
•	the prices of goods and services;
•	the availability of drilling rigs and other support services;
•	labor conditions;
•	severe weather conditions (such as hurricanes); and
•	the other factors affecting our business described under the caption “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and Item 1A of this report.

        All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2008.  See “Item 1A. Risk Factors,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about factors that may affect our businesses and operating results. These factors are not necessarily all of the important factors that could affect us. Use caution and common sense when considering these forward-looking statements. We do not intend to update these statements unless securities laws require us to do so.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in oil and natural gas prices, interest rates and foreign currency exchange rates as discussed below.

Oil and Natural Gas Prices

We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months as part of our risk management program. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between NYMEX Henry Hub posted prices and those of our physical pricing points. We use hedging to reduce our exposure to fluctuations in oil and natural gas prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements.  The use of hedging transactions also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. For a further discussion of our hedging activities, see the information under the caption “Oil and Gas Hedging” in Item 2 of this report and the discussion and tables in Note 7, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report.

Interest Rates

At June 30, 2009, our debt included:
	Fixed Rate Debt		Variable Rate Debt
	(In millions)

Bank revolving credit facility	$	―	$639
7 5/8% Senior Notes due 2011(1)		125	50
6 5/8% Senior Subordinated Notes due 2014		325	―
6 5/8% Senior Subordinated Notes due 2016		550	―
7 1/8% Senior Subordinated Notes due 2018		600	―
Total debt		$1,600	$689

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

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flow, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at June 30, 2009.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

        There have been no material changes with respect to our legal proceedings previously reported in our annual report on Form 10-K for the year ended December 31, 2008.

Item 1A.  Risk Factors

        The risk factor below updates our risk factors previously reported in our annual report on Form 10-K for the year ended December 31, 2008 to specifically reference recent legislative proposals:

Potential regulatory actions could increase our costs and reduce our liquidity, delay our operations or otherwise alter the way we conduct our business.  Exploration and development activities and the production and sale of oil and gas are subject to extensive federal, state, local and international regulations.  Changes to existing regulations or new regulations may unfavorably impact us, our suppliers or our customers.  For example, governments around the world have become increasingly focused on climate change matters.  In the United States, legislation that directly impacts our industry has been proposed covering areas such as emission reporting and reductions, hydraulic fracturing of wells, the repeal of certain oil and gas tax incentives and tax deductions, and the regulation of over-the-counter commodity hedging activities. These and other potential regulations could increase our costs, reduce our liquidity, delay our operations or otherwise alter the way we conduct our business, negatively impacting our financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate) Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2009	908	$22.47	—	—
May 1 – May 31, 2009	25,165	37.47	—	—
June 1 – June 30, 2009	11,828	37.59	—	—
Total	37,901	$37.15	—	—

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

At our May 7, 2009 annual meeting of stockholders, our stockholders elected all of our 13 nominees for director, approved the Newfield Exploration Company 2009 Omnibus Stock Plan and the Newfield Exploration Company 2009 Non-Employee Director Restricted Stock Plan, and ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009 by the following votes:

1.	Election of Directors:

Nominee	For	Against	Abstain
David A. Trice	112,326,771	8,696,998	102,781
Lee K. Boothby	117,728,685	3,300,992	96,872
Philip J. Burguieres	82,134,324	38,855,442	136,783
Pamela J. Gardner	115,958,891	5,040,738	126,920
Dennis R. Hendrix	81,998,177	38,985,135	143,237
John Randolph Kemp III	82,136,627	38,856,269	133,653
J. Michael Lacey	82,147,550	38,853,408	125,591
Joseph H. Netherland	82,132,064	38,852,134	142,352
Howard H. Newman	112,765,078	8,247,117	114,354
Thomas G. Ricks	113,291,163	7,714,280	121,107
Juanita F. Romans	115,947,985	5,057,078	121,487
C. E. (Chuck) Shultz	74,843,324	44,321,690	1,961,536
J. Terry Strange	108,689,052	10,496,983	1,940,515

2.	Approval of the Newfield Exploration Company 2009 Omnibus Stock Plan:

For:	106,902,365
Against:	6,957,521
Abstentions:	42,551
Broker Non-Votes:	7,224,113

3.	Approval of the Newfield Exploration Company 2009 Non-Employee Director Restricted Stock Plan:

For:	111,540,950
Against:	2,312,569
Abstentions:	48,919
Broker Non-Votes:	7,224,112

4.	Ratification of Appointment of Independent Registered Public Accounting Firm:

For:	117,607,783
Against:	3,449,292
Abstentions:	69,474
Broker Non-Votes:	0

Item 6.  Exhibits

Exhibit Number	Description
10.23†
Retirement Agreement—David A. Trice (with form of Restricted Stock Unit Award Agreement and form of Non-Compete Agreement attached thereto) (incorporated by reference to Exhibit 10.23 to Newfield’s Current Report on Form 8-K filed with the SEC on April 22, 2009)

10.24†	Form of Restricted Stock Unit Award Agreement—Lee K. Boothby and Gary D. Packer (incorporated by reference to Exhibit 10.24 to Newfield’s Current Report on Form 8-K filed with the SEC on May 11, 2009)

10.25†
Newfield Exploration Company 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Registration Statement on Form S-8 (Reg. No. 333-158961) filed with the SEC on May 4, 2009)

10.26†
Newfield Exploration Company 2009 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Registration Statement on Form S-8 (Reg. No. 333-158961) filed with the SEC on May 4, 2009)

10.27†*	Form of Restricted Stock Unit Award Agreement—Daryll T. Howard and Samuel E. Langford

31.1*	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data File

†	Identifies management contracts and compensatory plans or arrangements.
*	Filed or furnished herewith.
**	To be furnished by amendment to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: July 24, 2009	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.23†
Retirement Agreement—David A. Trice (with form of Restricted Stock Unit Award Agreement and form of Non-Compete Agreement attached thereto) (incorporated by reference to Exhibit 10.23 to Newfield’s Current Report on Form 8-K filed with the SEC on April 22, 2009)

10.24†	Form of Restricted Stock Unit Award Agreement—Lee K. Boothby and Gary D. Packer (incorporated by reference to Exhibit 10.24 to Newfield’s Current Report on Form 8-K filed with the SEC on May 11, 2009)

10.25†
Newfield Exploration Company 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Registration Statement on Form S-8 (Reg. No. 333-158961) filed with the SEC on May 4, 2009)

10.26†
Newfield Exploration Company 2009 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Registration Statement on Form S-8 (Reg. No. 333-158961) filed with the SEC on May 4, 2009)

10.27†*	Form of Restricted Stock Unit Award Agreement—Daryll T. Howard and Samuel E. Langford

31.1*	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data File

†	Identifies management contracts and compensatory plans or arrangements.
*	Filed or furnished herewith.
**	To be furnished by amendment to this report.