Form 10-K
period 2010-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2011-02-25
CIK 912750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(281) 847-6000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.5 billion as of June 30, 2010 (based on the last sale price of such stock as quoted on the New York Stock Exchange).

As of February 22, 2011, there were 134,336,678 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held May 5, 2011, which is incorporated by reference to the extent specified in Part III of this Form 10-K.

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

Forward-Looking Information

This report contains information that is forward-looking or relates to anticipated future events or results, such as planned capital expenditures, the availability and sources of capital resources to fund capital expenditures and other plans and objectives for future operations. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. Actual results may vary significantly from those anticipated due to many factors, including:

•	oil and gas prices;

•	general economic, financial, industry or business conditions;

•	the impact of legislation and governmental regulations;

•	the impact of regulatory approvals;

•	the availability and cost of capital to fund our operations and business strategies;

•	the ability and willingness of current or potential lenders, hedging contract counterparties, customers, and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future on terms that are acceptable to us;

•	the availability of transportation and refining capacity for the crude oil we produce from our Monument Butte field;

•	drilling results;

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	labor conditions;

•	weather conditions, and changes in weather patterns, including adverse conditions and changes in patterns due to climate change;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	changes in tax rates;

•	changes in estimates of reserves;

•	the effect of worldwide energy conservation measures;

•	the price and availability of, and demand for, competing energy sources; and

•	the other factors affecting our business described below under the caption “Risk Factors.”

All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. See Items 1 and 2, “Business and Properties,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for additional information about factors that may affect our businesses and operating results. These factors are not necessarily all of the important factors that could affect us. Use caution and common sense when considering these forward-looking statements. Unless securities laws require us to do so, we do not undertake any obligation to publicly correct or update any forward-looking statements, whether as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise.

PART I

Items 1 and 2.  Business and Properties

We are an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties. Our domestic areas of operation include the Mid-Continent, the Rocky Mountains, onshore Texas, Appalachia and the Gulf of Mexico. Internationally, we are also active in Malaysia and China.

General information about us can be found at www.newfield.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this report and you should not consider information contained on our website as part of this report.

Overview

We are a Delaware corporation and were founded in 1989. Our company began as a Gulf of Mexico focused company. Over the last decade, we have diversified our asset base and added multiple areas capable of sustainable growth. Our asset base and related capital programs are diversified both geographically and by type — onshore and offshore, domestic and international, and conventional plays and unconventional “resource” plays in both oil and gas basins. Approximately 82% of our proved reserves and 90% of our probable reserves at year-end 2010 were located in resource plays, primarily in the Mid-Continent and the Rocky Mountains. Approximately 60% of our 2010 capital investments were allocated to growth opportunities in these regions. We expect our 2011 investment levels in these areas to be similar.

At year-end 2010, we had proved reserves of 3.7 Tcfe, a 3% increase over proved reserves at year-end 2009. At the end of 2010, our proved reserves were 67% natural gas and 58% proved developed. Our probable reserves were 74% natural gas. As a result of our focus on resource plays, our year-end 2010 proved reserve life index was approximately 13 years. Our 2010 production was 288 Bcfe.

2010 Proved Reserves by Area	2010 Probable Reserves by Area	2011 Estimated Production by Area

3.7 Tcfe	2.5 Tcfe	312-323 Bcfe

Strategy

Our growth strategy has evolved since our company was founded in 1989 and has allowed us to move into new unconventional plays, lengthen our reserves life and build a diverse portfolio capable of sustainable future growth. Our strategy today consists of the following key elements:

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

Focus on Unconventional Resource Plays of Scale.  Over the last several years, our industry has increased its focus on unconventional resources. These plays cover large acreage positions and have years of lower-risk drilling opportunities. Their development allows for efficiency gains in the drilling and completion processes, as well as sustainable and repeatable growth profiles. Our unconventional resource plays include producing positions in the Woodford Shale of Oklahoma, the Granite Wash of Texas and Oklahoma, the Uinta Basin of Utah and the Eagle Ford and Pearsall shales of southwest Texas. We also have acreage in the Marcellus Shale of Pennsylvania and the Southern Alberta Basin of Montana.

Drilling Program.  The components of our drilling program reflect the significant changes in our asset base over the last few years. To manage the risks associated with our strategy to grow reserves through our drilling programs, a substantial majority of the wells we drilled in 2010 were lower-risk with low to moderate reserve potential. We have lower-risk drilling opportunities in the Mid-Continent, the Rocky Mountains and the shallow waters of Malaysia. In addition, we have assessment drilling in areas like the Eagle Ford and Pearsall shales and the Southern Alberta Basin. These opportunities are complemented with higher-risk, higher reserve potential exploration plays in the deepwater of the Gulf of Mexico and international. We actively look for new drilling ideas on our existing property base and on properties that may be acquired.

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

Control of Operations and Costs.  In general, we prefer to operate our properties. By controlling operations, we can better manage production performance, control operating expenses and capital expenditures, consider the application of technologies and influence timing. At year-end 2010, we operated a significant portion of our net total production.

Equity Ownership and Incentive Compensation.  We want our employees to act like owners, so we reward and encourage them through equity ownership and performance-based compensation. A large portion of our employees’ compensation is tied to our performance.

2011 Outlook and Capital Investments

Our 2011 capital budget is $1.7 billion, excluding $170 million of capitalized interest and overhead. Approximately two-thirds of our capital investments will be allocated to oil projects and substantially all of the remainder is planned for “liquids rich” gas plays. We expect our 2011 production to grow 8-12% over 2010 levels. Domestic oil production is expected to increase about 50% in 2011. Natural gas production is expected to remain relatively flat in 2011, despite a significant reduction in natural gas investments. Our diversified portfolio of assets provides us with flexibility in our capital allocation process. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations or to commodity price volatility.

Our estimated 2011 capital investments by area are shown in the chart below:

$1.7 Billion

Approximately 70% of our expected 2011 domestic oil and gas production is hedged. For a complete discussion of our hedging activities, a listing of open contracts as of December 31, 2010 and the estimated fair value of these contracts as of that date, see Note 4, “Derivative Financial Instruments,” to our consolidated financial statements.

Our Properties and Plans for 2011

Resource Plays

A key element of our strategy is to focus on domestic, unconventional resource plays of scale. These plays represent approximately 82% of our proved reserves and 90% of our probable reserves at year-end 2010.

Mid-Continent.  Our largest division in terms of our recent production, reserves and capital investment is the Mid-Continent. We are focused primarily in the Anadarko and Arkoma basins. In 2010, activity began to slow due to our shift from natural gas directed drilling to oil directed drilling throughout the Company. As of December 31, 2010, we owned a working interest in approximately 755,000 gross acres (approximately 410,000 net acres) and approximately 2,900 gross producing wells.

Woodford Shale.  Our largest single investment area over the last several years has been the Woodford Shale, located in the Arkoma Basin of southeast Oklahoma. The Woodford is primarily a dry gas shale formation that varies in thickness from 100 to 200 feet throughout our acreage. Our activity levels in the natural gas portion of the Woodford were reduced in 2010. We entered 2010 with eight rigs running and exited the year with three rigs. At year-end 2010, we owned an interest in approximately 172,000 net acres. Our average working interest is approximately 60%. Since entering the play in 2003, we have drilled more than 100 vertical wells and approximately 350 horizontal wells. In 2010, we assessed a new “oily” play in the Woodford, located primarily on the western edge of our acreage. We plan to drill additional wells in this play during 2011. In total, we plan to run two to three rigs in the Woodford during 2011.

Our 2010 production in the Woodford Shale was 25% higher than our 2009 production and as of December 31, 2010, our operated production was 169 MMcfe/d net.

We expect our natural gas production in the Woodford Shale to decline slightly in 2011 due to reduced capital investment in both our operated and non-operated drilling programs. Substantially all of our acreage is held-by-production. Our development plans for the field include drilling several thousand wells on primarily 40-acre spacing. In 2010, we continued to advance and improve this play through the drilling of longer lateral wells, repeatable drilling efficiency gains and optimization of completions. Our average lateral length increased by 25% in 2010 to approximately 6,300 feet which included several wells in excess of 10,000 feet. In 2011, we expect our average lateral length to be approximately 8,000 feet.

Granite Wash.  We are active in the Granite Wash play located in the Anadarko Basin of northern Texas and western Oklahoma and have more than 48,000 net acres in the play. Our largest producing field in the Granite Wash is Stiles/Britt Ranch, where we operate and own an average 75% working interest. Although we have approximately 150 producing vertical wells in Stiles/Britt Ranch, our drilling program is now dedicated to horizontal drilling. Since late 2008, we have drilled and completed 35 horizontal wells in the Granite Wash and the average initial production for these wells was approximately 16 MMcfe/d gross. During 2010, we ran three to four operated drilling rigs in the field with total daily production as of December 31, 2010 of approximately 86 MMcfe/d net. We expect to continue this level of activity in the Granite Wash, and expect our production to grow nearly 20% in 2011. We have an inventory of approximately 300 potential drilling locations in the Granite Wash.

Rocky Mountains.  As of December 31, 2010, we owned an interest in approximately 1.2 million gross acres (850,000 net acres) and more than 2,000 gross producing wells. Our assets are primarily oil and characterized by long-lived production. Our efforts today are focused primarily in the Uinta, Williston and Southern Alberta basins.

Greater Monument Butte.  Our largest asset in the Rocky Mountains is the Greater Monument Butte field area, located in the Uinta Basin of Utah. Our working interest in the region averages about 71%. We have approximately 1,200 productive oil wells in the Monument Butte Unit. Our acreage in this region is approximately 183,000 net acres. This includes over 60,000 net acres that we have added in recent years on Tribal and fee acreage north and adjacent to the Monument Butte Unit. Since 2008, we have drilled over 300 wells on the Tribal and fee acreage. Our gross production from the Greater Monument Butte field area has grown from 7,000 BOPD in 2004 to a 2010 exit rate of approximately 22,000 BOPD. In 2011, we are planning to continue drilling a substantial portion of the acreage on 20-acre development spacing and estimate that we have thousands of remaining locations in the Greater Monument Butte field area.

There is a significant gas resource beneath the shallow producing oil zones at Monument Butte. In 2008, we participated in the drilling of six successful deep test wells to evaluate these deeper formations.

Williston Basin/Southern Alberta Basin.  We have approximately 120,000 net acres in the Williston Basin, excluding approximately 54,000 net acres in the mature Elm Coulee field. To date, we have drilled 44 successful wells with production from the Bakken and Sanish/Three Forks formations. In late 2010, we released information on two super extended 9,000 foot lateral wells (SXLs) west of the Nesson Anticline with 24 hour initial production rates averaging more than 3,300 BOEPD gross. In 2011, virtually all of our wells within our Williston Basin drilling program are expected to be SXL wells. Our production at year-end 2010 was approximately 7,000 BOEPD net. We plan to run four to six operated rigs in the Williston Basin in 2011. In late 2009, we reached an agreement with the Blackfeet Nation covering approximately 156,000 net acres in the Southern Alberta Basin of northern Montana. Including this transaction, we now have approximately 280,000 net acres in the Southern Alberta Basin. In 2010, we drilled five vertical wells and one horizontal well and assessment continues in 2011.

Green River Basin.  We own interests and operate our activities on approximately 3,000 net acres in the Pinedale field, located in Sublette County, Wyoming. We also have an interest in the Jonah field, located in Sublette County, Wyoming. Although we halted our activities in the Green River Basin in 2009 due to lower gas prices, we see the potential to drill additional locations as gas prices improve in the future.

Onshore Texas.  We have approximately 335,000 net acres in the Eagle Ford and Pearsall shales in the Maverick Basin, located in Maverick, Dimmit and Zavala counties, Texas. The acreage is prospective for multiple geologic horizons. Our initial assessment program in 2010 included 11 Eagle Ford Shale wells with lateral lengths of approximately 5,000 feet. The wells encountered light oil with API gravities ranging from 30 to 50 degrees. We now believe that substantially all of our Eagle Ford acreage in the Maverick Basin is within the oil window.

Appalachia.  In mid-2009, we signed a joint exploration agreement with Hess Corporation covering acreage primarily in Wayne County, Pennsylvania. We are the operator of this venture with a 50% working interest. At year-end 2010, we had leased about 35,000 net acres. This marked our entry into the Marcellus — one of the nation’s largest resource plays. The Marcellus is economically advantaged due to its close proximity to the gas markets in the northeast. To date, we have drilled three vertical geologic test wells and are currently evaluating the data. These wells have not been completed. We remain interested in the Appalachia region and continue to look for attractive opportunities to increase our ownership in the trend.

Conventional Plays

We also have operations in conventional plays onshore Texas, in the Gulf of Mexico and offshore Malaysia and China.

Onshore Texas.  As of December 31, 2010, we owned an interest in approximately 307,000 gross acres (195,000 net) and about 640 gross producing wells onshore Texas. In 2010, we slowed our activities in many of our conventional natural gas plays in response to lower natural gas prices. At year-end 2010, we were producing approximately 125 MMcfe/d net from our conventional onshore Texas assets. With planned decreased investments in 2011 and natural field declines, we expect production from this area to decline approximately 20% during 2011. In late 2010, we began a process to monetize certain non-strategic assets primarily from our onshore Texas region.

Gulf of Mexico.  Our Gulf of Mexico operations are focused on the deepwater. At year-end 2010, our production from the Gulf of Mexico was approximately 95 MMcfe/d net. In addition to our producing fields, we have three developments underway. As of December 31, 2010, we owned interests in 84 deepwater leases and approximately 350,000 net acres. We have an inventory of prospects acquired primarily through federal lease sales. Our working interests typically range from 20 to 50%. Following the 2010 Macondo incident in the Gulf of Mexico, we elected to defer our 2011 exploratory plans in the deepwater Gulf. With two deepwater developments commencing production in 2011, we expect our Gulf of Mexico production to grow approximately 8% compared to 2010.

International.  Our international activities are focused in Southeast Asia. We have production and active developments offshore Malaysia and China. Our international production at year-end 2010 was approximately 19,000 BOPD net. We have an interest in approximately 2.5 million gross acres (936,000 net) offshore Malaysia and approximately 404,000 gross acres (385,000 net) offshore China. In 2011, our plans include continued development of our oil fields offshore Malaysia. During 2011, we also plan to develop our “Pearl” discovery (initial production 2013) in the Pearl River Mouth Basin of China and drill up to two exploratory wells offshore China. We expect our international production to grow moderately in 2011.

Reserves

Concentration

Reserves Concentration.  The table below sets forth the concentration of our proved and probable reserves, by location, and the percentage of those reserves attributable to our largest fields. Our largest fields, the Woodford Shale and Monument Butte, accounted for about 50% of the total net present value of our proved reserves at December 31, 2010.

	Percentage of	Percentage of
	Proved Reserves	Probable Reserves

Located domestically	94	95
Located onshore	91	93
10 largest fields	85	96
2 largest fields	61	79

Largest Fields.  The table below sets forth for our largest fields (those whose reserves are greater than 15% of our total proved reserves) the annual production volumes, average realized prices and related production cost structure on a per unit of production basis. For a discussion regarding our total domestic and international annual production volumes, average realized prices and related production cost structure on a per unit of production basis, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

	Year Ended December 31,
	2010	2009	2008

Production:
Natural gas (Bcf):
Monument Butte	5.6	4.5	5.1
Woodford Shale	76.8	61.4	52.1
Oil and condensate (MBbls):
Monument Butte	4,670	4,080	3,471
Woodford Shale	71	37	10
Average Realized Prices:
Natural gas (per Mcf):
Monument Butte	$4.16	$2.80	$3.62
Woodford Shale	$3.86	$3.19	$6.66
Oil and condensate (per Bbl):
Monument Butte	$65.26	$48.21	$81.48
Woodford Shale	$74.23	$53.49	$97.23
Production Cost:
Monument Butte (per BOE)	$8.91	$7.65	$9.66
Woodford Shale (per Mcfe)	$0.94	$0.82	$1.06

Estimated Reserves

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

Actual quantities of reserves recovered will most likely vary from the estimates set forth below. Reserves and cash flow estimates rely on interpretations of data and require assumptions that may be inaccurate. For a discussion of these interpretations and assumptions, see “Actual quantities of oil and gas reserves and future cash flows from those reserves will most likely vary from our estimates” under Item 1A of this report. Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves and future net cash flows and discounted future net cash flows from proved reserves at December 31, 2010, 2009 and 2008 and changes in proved reserves during the last three years are contained in “Supplementary Financial Information — Supplementary Oil and Gas Disclosures — Estimated Net Quantities of Proved Oil and Gas Reserves” in Item 8 of this report. For a discussion of the significant changes in our proved reserves during 2010, please see the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proved Reserves” in Item 7 of this report.

The following table shows, by country and in the aggregate, a summary of our proved and probable oil and gas reserves as of December 31, 2010.

	Oil and	Natural
	Condensate	Gas	Total
	(MMBbls)	(Bcf)	(Bcfe)(1)

Proved Reserves
Proved Developed Reserves:
Domestic	90	1,505	2,045
International:
Malaysia	15	—	91
China	5	—	28

Total International	20	—	119

Total Proved Developed	110	1,505	2,164

Proved Undeveloped Reserves:
Domestic	80	987	1,462
International:
Malaysia	13	—	78
China	1	—	8

Total International	14	—	86

Total Proved Undeveloped	94	987	1,548

Total Proved Reserves	204	2,492	3,712

Probable Reserves
Probable Developed Reserves:
Domestic	1	23	29
International:
Malaysia	1	—	5
China	—	—	—

Total International	1	—	5

Total Probable Developed	2	23	34

Probable Undeveloped Reserves:
Domestic	85	1,815	2,325
International:
Malaysia	4	—	23
China	15	—	91

Total International	19	—	114

Total Probable Undeveloped	104	1,815	2,439

Total Probable Reserves	106	1,838	2,473

(1)	Billion cubic feet equivalent determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate.

Proved Reserves.  Our year-end 2010 proved reserves of 3,712 Bcfe increased 3% compared to our proved reserves at year-end 2009. Our reserves consisted of 1,783 Bcfe proved developed producing, 381 Bcfe proved developed non-producing and 1,548 Bcfe proved undeveloped reserves.

At December 31, 2009, our estimated proved undeveloped reserves were 1,708 Bcfe. During 2010, we spent $550 million of drilling, completion and facilities-related capital to convert 262 Bcfe of our December 31, 2009 proved undeveloped reserves into proved developed reserves. During 2010, we added 414 Bcfe of new proved undeveloped reserves through drilling activities. Proved undeveloped reserve quantities were limited by the activity level of development drilling we expect to undertake during the 2011-2015 five-year period. Due to the higher margins of oil over natural gas investments, we shifted significant capital toward oil projects in our portfolio. As a result of this shift, we reclassified approximately 315 Bcfe of proved undeveloped reserves (nearly all Mid-Continent natural gas reserves) to probable reserves because the slower pace of development activity placed them beyond the five-year development horizon. Quantities of reserves that would otherwise meet the definition of proved undeveloped reserves, except for the fact that they will be developed beyond the 2011-2015 five-year horizon (1,336 Bcfe), were classified as probable reserves, in accordance with SEC regulations. As a result of the foregoing and minor performance related revisions, our proved undeveloped reserves at December 31, 2010 were 1,548 Bcfe, 99.6% of which have been included in our reserve report for less than five years. For additional information regarding the changes in our proved reserves, see “Proved Reserves” under Item 7 of this report.

In the years 2008-2010, we developed 17%, 11% and 13%, respectively, of our prior year-end proved undeveloped reserves. The development plans in our year-end reserve report reflect (i) the allocation of capital to projects in the first year of activity based upon the initial budget for such year and (ii) in subsequent years, the capital allocation in our five-year business plan, each of which generally is governed by our expectations for capital investment in such time period. Changes in commodity pricing between the time of preparation of the reserve report and actual investment, investment alternatives that may have been added to our portfolio of assets, changes in the availability and costs of oilfield services, and other economic factors may lead to changes in our development plans. As a result, the future rate at which we develop our proved undeveloped reserves may vary from historical development rates.

Probable Reserves.  Our total estimated probable reserves of 2,473 Bcfe at December 31, 2010, consisted of 34 Bcfe of developed and 2,439 Bcfe of undeveloped reserves, as compared to probable developed and undeveloped reserves at year-end 2009 of 101 Bcfe and 1,792 Bcfe, respectively.

At December 31, 2009, our estimated probable reserves were 1,893 Bcfe. During 2010, we converted 315 Bcfe of our December 31, 2009 probable reserves into proved developed reserves. Also during 2010, we added probable reserves of 1,025 Bcfe, which included 706 Bcfe of additions from our exploration and development activities and the reclassification of 315 Bcfe from proved undeveloped reserves (nearly all Mid-Continent natural gas reserves) to probable undeveloped reserves. Performance related revisions of previous estimates reduced probable reserves by 147 Bcfe at December 31, 2010. As a result of the foregoing and minor pricing related revisions, our probable reserves at December 31, 2010 were 2,473 Bcfe.

Probable undeveloped reserves of 2,439 Bcfe at year-end 2010 include 1,336 Bcfe that would otherwise meet the definition of proved undeveloped reserves, except that they will not be developed during the 2011-2015 five-year horizon. The characteristic uncertainties associated with the remaining 1,103 Bcfe of undeveloped probable reserves vary significantly between our major operating areas. These uncertainties restrain this reserve classification from becoming proved reserves due to their cumulative effect on achieving the reasonable certainty threshold required for proved reserves. These additional uncertainties include the lack of 3-D seismic control, uncertainty associated with geologic and reservoir continuity with increasing distance away from a producing well, immature portions of an existing waterflood, secondary response in areas of a field that has exhibited lower primary waterflood recoveries, incremental recovery factors and field development timing associated with regulatory and/or governmental approval.

Reserves Sensitivities.  To determine our year-end 2010 reserves estimates, we utilized the unweighted average first-day-of-the-month natural gas and crude oil prices for the prior twelve months, which was $4.38 per MMBtu and $79.42 per barrel, respectively, adjusted for market differentials.

The quantity of our proved reserves decreases slightly at lower crude oil prices as a result of shortening the economic life of our proved developed reserves. Our development plans would not materially change across a range of crude oil prices between $60 and $90 per barrel and, therefore, have little impact on the quantity of proved undeveloped reserves. That quantity is limited by the level of development drilling we expect to undertake during the 2011-2015 five-year period. Our proved undeveloped oil reserves are primarily in our Monument Butte field.

The quantity of our probable reserves changes less than 1% between a $4.00 and $5.00 per MMBtu natural gas price with no change in oil price. Using a $60 to $70 per barrel oil price range, with no change in natural gas price, the quantity of our probable reserves is relatively unchanged. Our probable reserves increase slightly at higher oil prices.

Under the terms of our production sharing contracts in Malaysia and China, an increase or decrease in realized oil prices would result in a decrease or increase, respectively, in our proved reserves. At higher oil prices, lesser quantities of oil are required for cost recovery and at lower oil prices, greater quantities of oil are required for cost recovery. Our share (the contractor’s share) of future production is impacted accordingly. The effect of higher or lower oil prices may be partially offset by extending or shortening, respectively, the economic life of proved reserves.

Drilling Activity

The following table sets forth our drilling activity for each year in the three-year period ended December 31, 2010.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
Domestic:
Productive(1)	360	215.6	273	153.1	385	217.4
Nonproductive(2)	6	3.0	8	4.8	20	15.4
International:
China:
Productive(3)	—	—	1	1.0	2	1.1
Nonproductive(4)	2	2.0	—	—	1	1.0
Malaysia:
Productive(5)	1	0.4	1	0.4	5	2.6
Nonproductive(6)	3	2.6	—	—	—	—
International Total:
Productive	1	0.4	2	1.4	7	3.7
Nonproductive	5	4.6	—	—	1	1.0

Exploratory well total	372	223.6	283	159.3	413	237.5

Development wells:
Domestic:
Productive	243	189.8	128	98.7	175	138.2
Nonproductive	—	—	—	—	4	3.0
International:
China:
Productive	5	0.6	12	1.4	6	0.7
Nonproductive	—	—	—	—	2	0.2
Malaysia:
Productive	7	4.3	5	2.8	7	4.2
Nonproductive	1	0.6	—	—	—	—
International Total:
Productive	12	4.9	17	4.2	13	4.9
Nonproductive	1	0.6	—	—	2	0.2

Development well total	256	195.3	145	102.9	194	146.3

(1)	Includes 126 gross (91.1 net), 29 gross (17.7 net) and 38 gross (27.1 net) wells in 2010, 2009 and 2008, respectively, that are not exploitation wells.

(2)	Includes 6 gross (3.0 net), 3 gross (1.3 net) and 9 gross (7.5 net) wells in 2010, 2009 and 2008, respectively, that are not exploitation wells.

(3)	Includes 1 gross (1.0 net) well in each of 2009 and 2008 that is not an exploitation well.

(4)	Includes 2 gross (2.0 net) wells in 2010 that are not exploitation wells. The well in 2008 is not an exploitation well.

(5)	Includes 1 gross (0.4 net), 1 gross (0.4 net) and 2 gross (1.1 net) wells in 2010, 2009 and 2008, respectively, that are not exploitation wells.

(6)	Includes 2 gross (2.0 net) wells in 2010 that are not exploitation wells.

We were in the process of drilling 24 gross (15.4 net) exploratory wells (includes 19 gross (11.5 net) exploitation wells) and 3 gross (2.0 net) development wells domestically at December 31, 2010. Internationally, we were drilling 1 gross (0.1 net) exploratory well in China at December 31, 2010. This well is not an exploitation well.

Productive Wells

The following table sets forth the number of productive oil and gas wells in which we owned an interest as of December 31, 2010 and the location of, and other information with respect to, those wells. As of December 31, 2010, we had 6 gross (6.0 net) gas wells and 5 gross (3.0 net) oil wells with multiple completions.

	Company		Outside		Total
	Operated Wells		Operated Wells		Productive Wells
	Gross	Net	Gross	Net	Gross	Net

Domestic:
Offshore:
Oil	—	—	4	1.0	4	1.0
Natural gas	6	3.8	3	0.9	9	4.7
Onshore:
Oil	2,343	1,887.6	702	76.1	3,045	1,963.7
Natural gas	1,723	1,361.3	1,455	309.4	3,178	1,670.7

Total Domestic:
Oil	2,343	1,887.6	706	77.1	3,049	1,964.7
Natural gas	1,729	1,365.1	1,458	310.3	3,187	1,675.4

International:
Offshore China:
Oil	—	—	35	4.2	35	4.2
Offshore Malaysia:
Oil	18	10.8	25	12.5	43	23.3

Total International:
Oil	18	10.8	60	16.7	78	27.5

Total:
Oil	2,361	1,898.4	766	93.8	3,127	1,992.2
Natural gas	1,729	1,365.1	1,458	310.3	3,187	1,675.4

Total	4,090	3,263.5	2,224	404.1	6,314	3,667.6

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

Acreage Data

As of December 31, 2010, we owned interests in developed and undeveloped oil and gas acreage set forth in the table below. Domestic ownership interests generally take the form of “working interests” in oil and gas leases that have varying terms. International ownership interests generally arise from participation in production sharing contracts.

	Developed		Undeveloped
	Acres		Acres
	Gross	Net	Gross	Net
		(In thousands)

Domestic:
Offshore	86	20	548	330
Onshore:
Mid-Continent	624	351	131	60
Rocky Mountains	250	154	970	696
Gulf Coast	595	473	321	216
Appalachia	—	—	74	37

Total Onshore	1,469	978	1,496	1,009

Total Domestic	1,555	998	2,044	1,339

International:
Offshore China	22	3	382	382
Offshore Malaysia	192	98	2,285	838

Total International	214	101	2,667	1,220

Total	1,769	1,099	4,711	2,559

The table below summarizes by year and geographic area our undeveloped acreage scheduled to expire in the next five years. In most cases, the drilling of a commercial well, or the filing and approval of a development plan or suspension of operations, will hold acreage beyond the expiration date. We own fee mineral interests in 396,407 gross (107,246 net) undeveloped acres. These interests do not expire.

	Undeveloped Acres Expiring
	2011		2012		2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
	(In thousands)

Domestic:
Offshore	11	7	57	18	76	70	40	20	6	3
Onshore:
Mid-Continent	18	7	34	20	72	30	4	1	1	1
Rocky Mountains	163	102	57	45	47	29	50	32	60	32
Gulf Coast	103	52	66	55	23	17	11	6	1	—

Total Onshore	284	161	157	120	142	76	65	39	62	33

Total Domestic	295	168	214	138	218	146	105	59	68	36

International:
Offshore China	—	—	—	—	382	382	—	—	—	—
Offshore Malaysia	1,098	443	—	—	1,187	395	—	—	—	—

Total International	1,098	443	—	—	1,569	777	—	—	—	—

Total	1,393	611	214	138	1,787	923	105	59	68	36

Title to Properties

We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. Individual properties may be subject to burdens such as royalty, overriding royalty, carried, net profits, working and other outstanding interests customary in the industry. In addition, interests may be subject to obligations or duties under applicable laws or burdens such as production payments, ordinary course liens incidental to operating agreements and for current taxes, development obligations under oil and gas leases or capital commitments under production sharing contracts or exploration licenses. As is customary in the industry in the case of undeveloped properties, often little investigation of record title is made at the time of acquisition. More detailed title work and investigations are made prior to the consummation of any acquisition of producing properties and before any commencement of drilling operations on undeveloped properties.

Marketing

Substantially all of our oil and gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market sensitive prices. For a list of purchasers of our oil and gas production that accounted for 10% or more of our consolidated revenue for the three preceding calendar years, please see Note 1, “Organization and Summary of Significant Accounting Policies — Major Customers,” to our consolidated financial statements. We believe that the loss of any of these purchasers would not have a material adverse effect on us because alternative purchasers are readily available with the exception of purchasers of our Monument Butte field oil production. Due to the higher paraffin content of this production, there is limited refining capacity for it. Please see the discussion under “There is limited transportation and refining capacity for our black wax crude oil, which may limit our ability to sell our current production or to increase our production at Monument Butte in the Uinta Basin” in Item 1A of this report.

Competition

Competition in the oil and gas industry is intense, particularly with respect to the hiring and retention of technical personnel, the acquisition of properties and access to drilling rigs and other services. For a further discussion, please see the information regarding competition set forth in Item 1A of this report.

Employees

As of February 22, 2011, we had 1,352 employees. All but 123 of our employees were located in the U.S. None of our employees are covered by a collective bargaining agreement. We believe that relationships with our employees are satisfactory.

Regulation

Exploration and development and the production and sale of oil and gas are subject to extensive federal, state, local and international regulations. An overview of these regulations is set forth below. We believe we are in substantial compliance with currently applicable laws and regulations and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Please see the discussion under the captions “We are subject to complex laws that can affect the cost, manner or feasibility of doing business” and “the potential adoption of federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells.” under Item 1A of this report.

Federal Regulation of Sales and Transportation of Natural Gas.  Our sales of natural gas are affected directly and indirectly by the availability, terms and cost of natural gas transportation. The prices and terms for access to pipeline transportation of natural gas are subject to extensive federal and state regulation. The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the Natural Gas Act (NGA) and by regulations and orders promulgated under the NGA by the FERC. In certain limited circumstances, intrastate transportation and wholesale sales of natural gas also may be affected directly or indirectly by laws enacted by Congress and by FERC regulations. The Outer Continental Shelf Lands Act, or OCSLA, requires that all pipelines operating on or across the shelf provide open-access, non-discriminatory service. There are currently no regulations implemented by the FERC under its OCSLA authority on gatherers and other entities outside the reach of its Natural Gas Act jurisdiction. Therefore, we do not believe that any FERC or BOEMRE action taken under OCSLA will affect us in a way that materially differs from the way it will affect other natural gas producers, gatherers and marketers with which we compete.

Pursuant to authority enacted in the Energy Policy Act of 2005 (2005 EPA), FERC has promulgated anti-manipulation regulations, violations of which make it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC to use or employ any device, scheme, or artifice to defraud, to make any untrue statement of a material fact or to omit to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or to engage in any act, practice, or course of business that operates or would operate as a fraud or deceit upon any entity. Violation of this requirement, similar to violations of other NGA and FERC requirements, may be penalized by the FERC up to $1 million per day per violation. FERC may also order disgorgement of profit and corrective action. We believe, however, that neither the 2005 EPA nor the regulations promulgated by FERC as a result of the 2005 EPA will affect us in a way that materially differs from the way they affect other natural gas producers, gatherers and marketers with which we compete.

Our sales of natural gas and crude are also subject to requirements under the Commodity Exchange Act (CEA) and regulations promulgated thereunder by the Commodity Futures Trading Commission (CFTC). The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity.

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

Federal Leases.  Many of our domestic oil and gas leases are granted by the federal government and administered by the BOEMRE or the BLM, both federal agencies. BOEMRE and BLM leases contain relatively standardized terms and require compliance with detailed BLM or BOEMRE regulations and, in the case of offshore leases, orders pursuant to OCSLA (which are subject to change by the BOEMRE). Many onshore leases contain stipulations that may limit activities that may be conducted on the lease. Some stipulations are unique to particular geographic areas and may limit the timing and manner in which certain activities may be conducted or, in some cases, may prescribe no surface occupancy. For offshore operations, lessees must obtain BOEMRE approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the BLM or the BOEMRE, as applicable, prior to the commencement of drilling, and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Shelf and removal of facilities. To cover the various obligations of lessees on the Shelf, the BOEMRE generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. We are currently exempt from the supplemental bonding requirements of the BOEMRE. Under certain circumstances, the BLM or the BOEMRE, as applicable, may require that our operations on federal leases be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and results of operations.

The BOEMRE regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases provide that the BOEMRE will collect royalties based upon the market value of oil produced from federal leases. The 2005 EPA formalizes the royalty in-kind program of the BOEMRE, providing that the BOEMRE may take royalties in-kind if the Secretary of the Interior determines that the benefits are greater than or equal to the benefits that are likely to have been received had royalties been taken in value. We believe that the BOEMRE’s royalty in-kind program will not have a material effect on our financial position, cash flows or results of operations.

In 2006, the BOEMRE amended its regulations to require additional filing fees. The BOEMRE has estimated that these additional filing fees will represent less than 0.1% of the revenues of companies with offshore operations in most cases. We do not believe that these additional filing fees will affect us in a way that materially differs from the way they affect other producers, gatherers and marketers with which we compete.

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

Environmental Regulations.  Our operations are subject to numerous laws and regulations relating to environmental protection, including the discharge of substances into the environment, and permitting for oil and gas activities before, during or after operations begin. The cost to comply can be significant and failure to comply with these laws and regulations may result in administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or injunctive relief (including orders to cease operations). Environmental laws and regulations are complex, and have tended to become more stringent over time. Oil and gas activities, both onshore and offshore, in certain areas have been opposed by environmental groups through public comments on agency actions and through litigation. Moreover, some environmental laws and regulations may impose strict liability, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties. Governmental action, through either legislative or administrative venues, that prohibits or restricts onshore or offshore drilling thereby changing the business climate under which we operate may result in increased costs to the oil and gas industry in general and our business and financial results could be adversely affected.

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

OPA also requires operators in the Gulf of Mexico to demonstrate to the BOEMRE that they possess available financial resources that are sufficient to pay for costs that may be incurred in responding to an oil spill. Under OPA and implementing BOEMRE regulations, responsible parties are required to demonstrate that they possess financial resources sufficient to pay for environmental cleanup and restoration costs of at least $10 million for an oil spill in state waters and at least $35 million for an oil spill in federal waters.

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

The Clean Air Act and comparable state statutes restrict the emission of air pollutants and affects both onshore and offshore oil and gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. Also, the EPA has developed and continues to develop more stringent regulations governing emissions of toxic air pollutants, and is considering the regulation of additional air pollutants and air pollutant parameters. These regulations may increase the costs of compliance for some facilities.

The Safe Drinking Water Act and comparable state statutes restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.

The National Environmental Policy Act (NEPA) requires federal agencies to consider potential environmental impacts that may result from projects they approve. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. These regulations may increase the costs of compliance for some facilities.

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

Congress has been actively considering legislation to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas cap and trade programs. In June of 2009, the U.S. House of Representatives passed a cap and trade bill known as the American Clean Energy and Security Act of 2009 although it was never passed by the U.S. Senate. In addition, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases. Further, on April 2, 2007, the United States Supreme Court in Massachusetts, et al. v. EPA, held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act. On April 24, 2009, EPA responded to the Massachusetts, et al. v. EPA decision with a proposed finding that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations, and that certain greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of greenhouse gases and hence to the threat of climate change. EPA published the final version of this finding on December 15, 2009, which allowed EPA to proceed with the rulemaking process to regulate greenhouse gases under the Clean Air Act. In anticipation of the finalization of EPA’s finding that greenhouse gases threaten public health and welfare, and that greenhouse gases from new motor vehicles contribute to climate change, EPA proposed a rule in September of 2009 that would require a reduction in emissions of greenhouse gases from motor vehicles and would trigger applicability of Clean Air Act permitting requirements for certain stationary sources of greenhouse gas emissions. In response to this issue, EPA also proposed a tailoring rule that would, in general, only impose greenhouse gas permitting requirements on facilities that emit more than 25,000 tons per year of greenhouse gases. Moreover, on September 22, 2009, EPA finalized a rule requiring nation-wide reporting of greenhouse gas emissions in 2011 for emissions occurring in 2010. The rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent greenhouse gas emissions per year, and to most upstream suppliers of fossil fuels and industrial greenhouse gas, as well as to manufacturers of vehicles and engines. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Any additional costs or operating restrictions associated with legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our operating results and cash flows, in addition to the demand for the natural gas and other hydrocarbon products that we produce.

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

BOEMRE.  Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior, formally known as the Minerals Management Service (MMS).

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

MBOE.  One thousand barrels of crude oil equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate.

Mcf.  One thousand cubic feet.

Mcfe.  One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate.

MMBbls.  One million barrels of crude oil or other liquid hydrocarbons.

MMBOE.  One million barrels of crude oil equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate.

MMBtu.  One million Btus.

MMcfe/d.  One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate, produced per day.

MMMBtu.  One billion Btus.

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

We have substantial capital requirements to fund our business plans, and a continued slow recovery of the economy and the financial markets in 2011 or another decline or crisis as was experienced in late 2008 and 2009 could negatively impact our ability to execute our business plan.  Although we anticipate that our 2011 capital spending, excluding acquisitions, will correspond with our anticipated 2011 cash flows, we may borrow and repay funds under our credit arrangements throughout the year since the timing of expenditures and the receipt of cash flows from operations do not necessarily match. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which properties are acquired. In addition, in the past, we often have increased our capital budget during the year as a result of acquisitions or successful drilling. We may have to reduce capital expenditures, and our ability to execute our business plans could be adversely affected, if (1) one or more of the lenders under our existing credit arrangements fail to honor its contractual obligation to lend to us; (2) the amount that we are allowed to borrow under our existing credit facility is reduced as a result of lower oil and gas prices, declines in reserves, lending requirements or for other reasons; or (3) our customers or working interest owners default on their obligations to us.

To maintain and grow our production and cash flow, we must continue to develop existing reserves and locate or acquire new reserves.  Through our drilling programs and the acquisition of properties, we strive to maintain and grow our production and cash flow. However, as we produce from our properties, our reserves decline. We may be unable to find, develop or acquire additional reserves or production at an acceptable cost, if at all. In addition, these activities require substantial capital expenditures.

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

Federal legislation regarding derivatives could have an adverse effect on our ability and cost of entering into derivative transactions.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Reform Act), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation requires the Commodities Futures Trading Commission (the CFTC) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. On October 1, 2010, the CFTC introduced its first series of proposed rules coming out of the Dodd-Frank Reform Act. The effect of the proposed rules and any additional regulations on our business is currently uncertain. Of particular concern, the Dodd-Frank Reform Act does not explicitly exempt end users (such as us) from the requirements to post margins in connection with hedging activities. While several senators have indicated that it was not the intent of the Act to require margins from end users, the exemption is not in the act. The new requirements to be enacted, to the extent applicable to us or our derivatives counterparties, may result in increased costs and cash collateral requirements for the types of derivative instruments we use to hedge and otherwise manage our financial and commercial risks related to fluctuations in oil and gas commodity prices. Any of the foregoing consequences would cause us to reconsider our hedging activities and may limit our ability to mitigate any fluctuations in oil and gas prices, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

There is limited transportation and refining capacity for our black wax crude oil, which may limit our ability to sell our current production or to increase our production at Monument Butte in the Uinta Basin.  Most of the crude oil we produce in the Uinta Basin is known as “black wax” because it has higher paraffin content than crude oil found in most other major North American basins. Due to its wax content, it must remain heated during shipping, so our transportation options are limited. Currently, the oil is transported by truck to refiners in the Salt Lake City area. We currently have agreements in place with area refiners that secure base load sales of substantially all of our expected production in the Uinta Basin through the end of 2011. In the current economic environment, there is a risk that they may fail to satisfy their obligations to us under those contracts. During the fourth quarter of 2008, the largest purchaser of our black wax crude oil failed to pay for certain deliveries of crude oil and filed for bankruptcy protection. Although we continue to sell our black wax crude oil to that purchaser on a short-term basis that provides for more timely cash payments, we cannot guarantee that we will be able to continue to sell to this purchaser or that similar substitute arrangements could be made for sales of our black wax crude oil with other purchasers if desired. An extended loss of any of our largest purchasers could have a material adverse effect on us because there are limited purchasers of our black wax crude. We continue to work with refiners to expand the market for our existing black wax crude oil production and to secure additional capacity to allow for production growth. However, without additional refining capacity, our ability to increase production from the field may be limited.

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

In addition, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our customers. For example, governments around the world have become increasingly focused on climate change matters. On April 2, 2007, the United States Supreme Court in Massachusetts, et al. v. the U.S. Environmental Protection Agency (EPA), held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act. On April 24, 2009, the EPA responded to the Massachusetts, et al. v. the EPA decision with a proposed finding that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations, and that certain greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of greenhouse gases and hence to the threat of climate change. The EPA published the final version of this finding on December 15, 2009, which allowed the EPA to proceed with the rulemaking process to regulate greenhouse gases under the Clean Air Act. In anticipation of the finalization of the EPA’s finding that greenhouse gases threaten public health and welfare, and that greenhouse gases from new motor vehicles contribute to climate change, the EPA proposed a rule in September 2009 that would require a reduction in emissions of greenhouse gases from motor vehicles and would trigger applicability of Clean Air Act permitting requirements for certain stationary sources of greenhouse gas emissions. In 2010, the EPA promulgated regulations requiring certain facility owners, as that term is defined under 40 C.F.R. Part 98, to report on greenhouse gas (GHG) emissions from facilities subject to said regulations, which includes, in some situations, facilities involved in the production of oil and natural gas. The initial reporting required under these regulations is forthcoming and will ultimately add regulatory burdens for reporting emissions on certain industries. Generally speaking, the rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent GHG emissions per year, and to most upstream suppliers of fossil fuels and industrial GHG, as well as to manufacturers of vehicles and engines. The new regulations could impact certain facilities in which we have interests (legal, equitable, operated or non-operated) by increasing the regulatory reporting requirements.

Other proposed policy changes from regulatory agencies could also increase regulatory reporting requirements, such as hydraulic fracturing regulation on public lands proposed by the U.S. Department of the Interior. In addition, the U.S. Congress in the past has proposed legislation that directly impacts our industry, also covering areas such as emission reporting and reductions, the repeal of certain oil and gas tax incentives and tax deductions, and the regulation of over-the-counter commodity hedging activities. Similarly, in response to the 2010 Macondo incident in the Gulf of Mexico, the U.S. Congress was considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore that could result in significant additional laws or regulations governing our operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.

In January 2011, the 112th Session of Congress convened and at the time this report was prepared, no legislation was actively being considered on the topics mentioned herein; however, it is possible that similar legislation as introduced in previous sessions of Congress will be introduced. These and other potential regulations, if introduced and passed in Congress, could increase our costs, reduce our liquidity, delay our operations or otherwise alter the way we conduct our business, negatively impacting our financial condition, results of operations and cash flows.

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

The potential adoption of federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells.  Hydraulic fracturing is a commonly used process that involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The U.S. Congress has considered legislation that would require additional regulation affecting the hydraulic fracturing process. Consideration for new federal regulation and increased state oversight continues to arise. To determine if these chemicals could adversely affect drinking water supplies, the EPA announced in the first quarter of 2010 its intention to conduct a comprehensive research study on the potential adverse effects that hydraulic fracturing may have on water quality and public health. The EPA has begun preparation for the study and expects to complete the study in 2012. In addition, various state-level initiatives in regions with substantial shale gas supplies may be proposed or implemented to regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal or state laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and increased compliance costs, which could adversely affect our financial position, results of operations and cash flows.

Lower oil and gas prices and other factors have resulted in ceiling test writedowns in the past and may in the future result in additional ceiling test writedowns or other impairments.  We capitalize the costs to acquire, find and develop our oil and gas properties under the full cost accounting method. The net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves. If net capitalized costs of our oil and gas properties exceed this limit, we must charge the amount of the excess to earnings. This is called a “ceiling test writedown.” As of December 31, 2008, we recorded a $1.8 billion ($1.1 billion after-tax) ceiling test writedown. We recorded an additional $1.3 billion ($854 million after-tax) ceiling test writedown as of March 31, 2009. Although a ceiling test writedown does not impact cash flows from operations, it does reduce our stockholders’ equity. Once recorded, a ceiling test writedown is not reversible at a later date even if oil and gas prices increase.

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

Offshore and deepwater operations are subject to a variety of additional operating risks, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions have in the past, and may in the future, cause substantial damage to facilities and interrupt production. Some of our offshore operations, and most of our deepwater and international operations, are dependent upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities that we do not own. Necessary infrastructures have been in the past, and may be in the future, temporarily unavailable due to adverse weather conditions or other reasons or may not be available to us in the future at all or on acceptable terms.

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

In August 2010, we received a Notice of Violation (NOV) from the U.S. Environmental Protection Agency (the EPA) alleging that we failed to provide adequate financial assurance for some of the water injection wells falling under EPA jurisdiction that are located at our Monument Butte field in Duchesne County, Utah (Monument Butte). The injection wells are part of an enhanced oil recovery project designed to optimize production from Monument Butte. Regulations under the Safe Drinking Water Act, or SDWA, require operators of injection wells to file proof of financial assurance annually to cover the costs to plug and abandon the injection wells. The NOV alleges that our 2010 filing (for 2009) did not meet the financial ratio tests required under SDWA regulations. Upon receipt of the NOV, we promptly complied with the EPA’s request to put in place additional alternate financial assurance for the wells. We have held preliminary discussions with the EPA regarding potential settlement of this matter; however, the amount of penalty to be paid has not been ascertained and a schedule for resolving this matter with the EPA has not been established. The NOV was administrative in nature and did not contain any allegations of environmental spills, releases or pollution. Although the outcome of this matter cannot be predicted with certainty, we do not expect it to have a material adverse effect on our financial position, cash flows or results of operations.

In addition to the foregoing matter, we have been named as a defendant in a number of lawsuits and are involved in various other disputes, all arising in the ordinary course of our business, such as (1) claims from royalty owners for disputed royalty payments, (2) commercial disputes, (3) personal injury claims and (4) property damage claims. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2010.

Executive Officers of the Registrant

The following table sets forth the names of, ages (as of February 15, 2011) of and positions held by our executive officers. Our executive officers serve at the discretion of our Board of Directors.

			Total Years
			of Service
			with
Name	Age	Position	Newfield

Lee K. Boothby	49	President, Chief Executive Officer and Chairman of the Board	11
Gary D. Packer	48	Executive Vice President and Chief Operating Officer	15
Terry W. Rathert	58	Executive Vice President and Chief Financial Officer	21
George T. Dunn	53	Vice President — Mid-Continent	18
Daryll T. Howard	48	Vice President — Rocky Mountains	14
John H. Jasek	41	Vice President — Onshore Gulf Coast	11
William D. Schneider	59	Vice President — Gulf of Mexico and International	22
John D. Marziotti	47	General Counsel and Secretary	7
Brian L. Rickmers	42	Controller and Assistant Secretary	17

The executive officers have held the positions indicated above for the past five years, except as follows:

Lee K. Boothby was promoted to the position of President on February 5, 2009 and to the additional role of Chief Executive Officer on May 7, 2009. Our Board of Directors also has named Mr. Boothby to the additional role of Chairman of the Board, effective May 7, 2010. Prior to February 5, 2009, Mr. Boothby served as Senior Vice President — Acquisitions & Business Development since October 2007. He managed our Mid-Continent operations from February 2002 to October 2007, and was promoted from General Manager to Vice President in November 2004.

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

John H. Jasek was reappointed as Vice President — Onshore Gulf Coast on February 15, 2011. Prior to that, he was reappointed as Vice President — Gulf of Mexico in December 2008. Mr. Jasek served as Vice President — Gulf Coast from October 2007 until December 2008 while also serving as the manager of our onshore Gulf Coast operations. He previously managed our Gulf of Mexico operations from March 2005 until October 2007, and was promoted from General Manager to Vice President in November 2006. Prior to March 2005, he was a Petroleum Engineer in the Western Gulf of Mexico.

William D. Schneider was appointed Vice President — Gulf of Mexico and International on February 15, 2011. Prior to that, he served as Vice President — Onshore Gulf Coast and International from December 2008 until February 2011. He has managed our international operations since May 2000.

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

	High	Low

2009:
First Quarter	$26.50	$17.09
Second Quarter	38.74	21.65
Third Quarter	46.62	27.92
Fourth Quarter	51.27	39.26
2010:
First Quarter	$55.20	$47.21
Second Quarter	60.50	44.81
Third Quarter	57.99	46.11
Fourth Quarter	73.58	56.70
2011:
First Quarter (through February 22, 2011)	$76.55	$65.72

On February 22, 2011, the last reported sales price of our common stock on the NYSE was $65.98. As of that date, there were approximately 1,811 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We intend to retain earnings for the future operation and development of our business. Any future cash dividends to holders of our common stock would depend on future earnings, capital requirements, our financial condition and other factors determined by our Board of Directors. The covenants contained in our credit facility and in the indentures governing our 6 5/8% Senior Subordinated Notes due 2014 and 2016, our 7 1/8% Senior Subordinated Notes due 2018 and our 6 7/8% Senior Subordinated Notes due 2020 could restrict our ability to pay cash dividends. See “Contractual Obligations” under Item 7 of this report and Note 8, “Debt,” to our consolidated financial statements under Item 8 of this report.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended December 31, 2010.

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
	Total Number of		as Part of Publicly	Shares that May Yet
	Shares	Average Price	Announced Plans	be Purchased Under
Period	Purchased(1)	Paid per Share	or Programs	the Plans or Programs

October 1 — October 31, 2010	12,596	$58.42	—	—
November 1 — November 30, 2010	10,332	61.95	—	—
December 1 — December 31, 2010	2,918	66.24	—	—

Total	25,846	$60.71	—	—

(1)	All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards and restricted stock units. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Stockholder Return Performance Presentation

The performance presentation shown below is being furnished pursuant to applicable rules of the SEC. As required by these rules, the performance graph was prepared based upon the following assumptions:

•	$100 was invested in our common stock, the S&P 500 Index, and our peer group on December 31, 2005 at the closing price on such date;

•	investment in our peer group was weighted based on the stock market capitalization of each individual company within the peer group at the beginning of the period; and

•	dividends were reinvested on the relevant payment dates.

Peer Group.  Our peer group consists of Cabot Oil & Gas Corporation, Cimarex Energy Company, Denbury Resources Inc., EXCO Resources, Inc., Forest Oil Corporation, Noble Energy, Inc., Petrohawk Energy Corporation, Pioneer Natural Resources Company, Plains Exploration & Production Company, Range Resources Corporation, SandRidge Energy, Inc., Southwestern Energy Company and Ultra Petroleum Corp.

Comparison of 5 Year Cumulative Total Return

Total Return Analysis	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Newfield Exploration Company	$100.00	$91.76	$105.25	$39.44	$96.31	$144.00
Peer Group	$100.00	$98.71	$148.53	$84.71	$136.76	$146.36
S&P 500	$100.00	$115.79	$122.16	$76.97	$97.32	$111.98

Item 6.	Selected Financial Data

SELECTED FIVE-YEAR FINANCIAL AND RESERVE DATA

The following table shows selected consolidated financial data derived from our consolidated financial statements and selected reserve data derived from our supplementary oil and gas disclosures set forth in Item 8 of this report. The data should be read in conjunction with Items 1 and 2, “Business and Properties — Reserves” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

	Year Ended December 31,
	2010(1)	2009(1)	2008	2007	2006
		(In millions, except per share data)

Income Statement Data:
Oil and gas revenues	$1,883	$1,338	$2,225	$1,783	$1,673
Income (loss) from continuing operations	523	(542)	(373)	172	610
Net income (loss)	523	(542)	(373)	450	591
Earnings (loss) per share:
Basic —
Income (loss) from continuing operations	3.97	(4.18)	(2.88)	1.35	4.82
Net income (loss)	3.97	(4.18)	(2.88)	3.52	4.67
Diluted —
Income (loss) from continuing operations	3.91	(4.18)	(2.88)	1.32	4.73
Net income (loss)	3.91	(4.18)	(2.88)	3.44	4.58
Weighted-average number of shares outstanding for basic earnings per share	132	130	129	128	127
Weighted-average number of shares outstanding for
diluted earnings per share	134	130	129	131	129
Cash Flow Data:
Net cash provided by continuing operating activities	$1,630	$1,578	$854	$1,166	$1,392
Net cash used in continuing investing activities	(1,951)	(1,356)	(2,253)	(865)	(1,552)
Net cash provided by (used in) continuing financing
activities	282	(168)	1,173	(117)	174
Balance Sheet Data (at end of period):
Total assets	$7,494	$6,254	$7,305	$6,986	$6,635
Long-term debt	2,304	2,037	2,213	1,050	1,048
Proved Reserves Data (at end of period):
Oil and condensate (MMBbls)	204	169	140	114	114
Gas (Bcf)	2,492	2,605	2,110	1,810	1,586
Total proved reserves (Bcfe)	3,712	3,616	2,950	2,496	2,272
Present value of estimated future after-tax net cash
flows	$4,754	$2,864	$2,929	$4,531	$3,447

(1)	Effective December 31, 2009, we adopted revised authoritative accounting and disclosure requirements for oil and gas reserves. As a result, 2010 and 2009 disclosures are not on a basis comparable to the prior years. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Requirements,” of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties. Our domestic areas of operation include the Anadarko and Arkoma basins of the Mid-Continent, the Rocky Mountains, onshore Texas, Appalachia and the Gulf of Mexico. Internationally, we are active in Malaysia and China.

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

Oil and Gas Prices.  Prices for oil and gas fluctuate widely. Oil and gas prices affect:

•	the amount of cash flows available for capital expenditures;

•	our ability to borrow and raise additional capital;

•	the quantity of oil and gas that we can economically produce; and

•	the accounting for our oil and gas activities including among other items, the determination of ceiling test writedowns.

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

Reserve Replacement.  To maintain and grow our production and cash flow, we must continue to develop existing reserves and locate or acquire new oil and gas reserves to replace those reserves being produced. Please see “— Proved Reserves” below and “Supplementary Financial Information — Supplementary Oil and Gas Disclosures — Estimated Net Quantities of Proved Oil and Gas Reserves” in Item 8 of this report for the change in our total net proved reserves during the three-year period ended December 31, 2010. Substantial capital expenditures are required to find, develop and acquire oil and gas reserves. See Items 1 and 2, “Business and Properties — Reserves — Proved Reserves.”

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

Accounting for Hedging Activities.  We do not designate price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we have in the past experienced, and are likely in the future to experience, significant non-cash volatility in our reported earnings during periods of commodity price volatility. As of December 31, 2010, we had net derivative assets of $137 million, of which 35% was measured based upon our valuation model (i.e. Black-Scholes) and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments. We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. Please see “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” below and Note 4, “Derivative Financial Instruments,” and Note 7, “Fair Value Measurements,” to our consolidated financial statements in Item 8 of this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

Results of Operations

Revenues.  All of our revenues are derived from the sale of our oil and gas production and do not include the effects of the settlements of our hedges. Please see Note 4, “Derivative Financial Instruments,” to our consolidated financial statements appearing in Item 8 of this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

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

Revenues of $1.9 billion for 2010 were 41% higher than 2009 revenues primarily due to increased oil and gas production and higher average realized oil and gas prices. Revenues of $1.3 billion for 2009 were 40% lower than 2008 revenues due to significantly lower average realized oil and gas prices partially offset by higher oil and gas production.

	Year Ended December 31,
	2010	2009	2008

Production(1):
Domestic:
Natural gas (Bcf)	196.0	174.3	172.9
Oil and condensate (MBbls)	8,498	7,059	6,136
Total (Bcfe)	247.0	216.7	209.8
International:
Natural gas (Bcf)	—	—	—
Oil and condensate (MBbls)	6,057	6,120	4,439
Total (Bcfe)	36.3	36.7	26.6
Total:
Natural gas (Bcf)	196.0	174.3	172.9
Oil and condensate (MBbls)	14,555	13,179	10,575
Total (Bcfe)	283.3	253.4	236.4
Average Realized Prices(2):
Domestic:
Natural gas (per Mcf)	$4.25	$3.48	$7.65
Oil and condensate (per Bbl)	69.03	51.19	86.84
Natural gas equivalent (per Mcfe)	5.78	4.47	8.85
International:
Natural gas (per Mcf)	$—	$—	$—
Oil and condensate (per Bbl)	75.27	59.72	82.03
Natural gas equivalent (per Mcfe)	12.54	9.95	13.67
Total:
Natural gas (per Mcf)	$4.25	$3.48	$7.65
Oil and condensate (per Bbl)	71.62	55.15	84.82
Natural gas equivalent (per Mcfe)	6.65	5.28	9.39

(1)	Represents volumes lifted and sold regardless of when produced. Excludes natural gas produced and consumed in our operations of 5.3 Bcfe in 2010 and 4 Bcfe in both 2009 and 2008.

(2)	Had we included the effects of hedging contracts not designated for hedge accounting, our average realized price for total natural gas would have been $5.70, $6.42 and $7.12 per Mcf for 2010, 2009 and 2008, respectively. Our total oil and condensate average realized price would have been $81.32, $81.23 and $69.13 per Bbl for 2010, 2009 and 2008, respectively.

Domestic Production.  Our 2010 domestic oil and gas production, stated on a natural gas equivalent basis, increased 14% over 2009 production primarily due to increased production from our Mid-Continent and Rocky Mountain divisions as a result of continued successful development drilling efforts, combined with increased production from further development of our Gulf of Mexico deepwater discoveries, partially offset by a decline in our onshore Gulf Coast production.

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

International Production.  Our 2010 international oil production, stated on a natural gas equivalent basis, decreased slightly from 2009 levels primarily due to the timing of liftings from our oil production in Malaysia. Our 2009 international oil production, stated on a natural gas equivalent basis, increased 38% over 2008 production primarily due to new field developments on PM 318 and PM 323 in Malaysia and the timing of liftings from our oil production in Malaysia.

Operating Expenses.  We believe the most informative way to analyze changes in our operating expenses from period-to-period is on a unit-of-production, or per Mcfe, basis.

Year ended December 31, 2010 compared to December 31, 2009

The following table presents information about our operating expenses for the two-year period ended December 31, 2010.

	Unit-of-Production			Total Amount
	Year Ended		Percentage	Year Ended		Percentage
	December 31,		Increase	December 31,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(Per Mcfe)			(In millions)

Domestic:
Lease operating	$1.07	$0.94	14%	$264	$203	30%
Production and other taxes	0.18	0.15	20%	44	33	36%
Depreciation, depletion and amortization	2.08	2.14	(3)%	515	463	11%
General and administrative	0.61	0.64	(5)%	150	139	8%
Ceiling test and other impairments	0.03	6.20	(100)%	7	1,344	(99)%
Other	0.04	0.03	33%	10	8	28%

Total operating expenses	4.01	10.10	(60)%	990	2,190	(55)%
International:
Lease operating	$1.72	$1.53	12%	$62	$56	11%
Production and other taxes	2.25	0.82	174%	82	30	173%
Depreciation, depletion and amortization	3.56	3.39	5%	129	124	4%
General and administrative	0.17	0.14	21%	6	5	17%

Total operating expenses	7.70	5.88	31%	279	215	30%
Total:
Lease operating	$1.15	$1.02	13%	$326	$259	26%
Production and other taxes	0.44	0.25	76%	126	63	102%
Depreciation, depletion and amortization	2.27	2.32	(2)%	644	587	10%
General and administrative	0.55	0.57	(4)%	156	144	8%
Ceiling test and other impairments	0.03	5.30	(99)%	7	1,344	(99)%
Other	0.03	0.03	—	10	8	28%

Total operating expenses	4.47	9.49	(53)%	1,269	2,405	(47)%

Domestic Operations.  Our domestic operating expenses for 2010, stated on a Mcfe basis, decreased 60% as compared to 2009 primarily due to the full cost ceiling test writedown recorded at March 31, 2009. The components of the significant period-to-period change are as follows:

•	Lease operating expense (LOE) per Mcfe increased 14% primarily due to increased transportation costs resulting from the commencement of firm transportation contracts during late 2009 and throughout 2010 in our Mid-Continent division.

•	Production and other taxes per Mcfe increased 20% primarily due to higher realized commodity prices during 2010.

•	Total DD&A expense for 2010 increased 11% primarily as a result of the 14% increase in our production volumes during 2010 compared to 2009.

•	Total general and administrative (G&A) expense increased 8% primarily due to increased employee-related expenses associated with our growing domestic workforce. Employee-related expenses include incentive compensation expense which is based on our company performance in comparison with peer companies in our industry as defined in the incentive compensation plan in effect during 2010. During 2010, we capitalized $61 million ($0.25 per Mcfe) of direct internal costs as compared to $58 million ($0.27 per Mcfe) in 2009.

•	During the fourth quarter of 2010, we recorded an impairment of $7 million ($0.03 per Mcfe) related to certain claims related to the bankruptcy proceedings associated with TXCO Resources Inc. In 2009, we recorded a ceiling test writedown of $1.3 billion ($6.20 per Mcfe) due to significantly lower natural gas prices at March 31, 2009.

•	Other expenses for 2010 includes the early redemption premium of $12 million associated with the tender offer and repurchase of our $175 million aggregate principal amount of 7 5/8% Senior Notes due 2011, partially offset by the $2 million cash received resulting from the termination of the associated interest rate swap. Other expenses for 2009 includes long-term rig contract termination fees.

International Operations.  Our international operating expenses for 2010, stated on a Mcfe basis, increased 31% over the same period of 2009 primarily as a result of significantly higher production taxes during 2010 due to substantially higher realized oil prices. The components of the significant period-to-period change are as follows:

•	LOE per Mcfe increased 12% primarily due to fixed production and operating costs associated with certain of our production sharing contracts (PSCs) in Malaysia, a change in the mix of produced, lifted and sold production from various PSCs during 2010 compared to the same period of 2009 and increased workover activity.

•	Production and other taxes per Mcfe increased significantly due to an increase, per the terms of the PSCs, in the tax rate per barrel of oil lifted and sold as a result of substantially higher realized oil prices during 2010.

Year ended December 31, 2009 compared to December 31, 2008

The following table presents information about our operating expenses for the two-year period ended December 31, 2009.

	Unit-of-Production			Total Amount
	Year Ended		Percentage	Year Ended		Percentage
	December 31,		Increase	December 31,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Per Mcfe)			(In millions)

Domestic:
Lease operating	$0.94	$1.00	(6)%	$203	$210	(4)%
Production and other taxes	0.15	0.29	(48)%	33	60	(46)%
Depreciation, depletion and amortization	2.14	2.84	(25)%	463	597	(22)%
General and administrative	0.64	0.65	(2)%	139	136	2%
Ceiling test and other impairments	6.20	8.54	(27)%	1,344	1,792	(25)%
Other	0.03	0.02	50%	8	4	124%

Total operating expenses	10.10	13.34	(24)%	2,190	2,799	(22)%
International:
Lease operating	$1.53	$2.05	(25)%	$56	55	3%
Production and other taxes	0.82	3.64	(77)%	30	97	(69)%
Depreciation, depletion and amortization	3.39	3.77	(10)%	124	100	24%
General and administrative	0.14	0.18	(22)%	5	5	12%
Ceiling test and other impairments	—	2.66	(100)%	—	71	(100)%

Total operating expenses	5.88	12.30	(52)%	215	328	(34)%
Total:
Lease operating	$1.02	$1.12	(9)%	$259	265	(2)%
Production and other taxes	0.25	0.66	(62)%	63	157	(60)%
Depreciation, depletion and amortization	2.32	2.95	(21)%	587	697	(16)%
General and administrative	0.57	0.60	(5)%	144	141	2%
Ceiling test and other impairments	5.30	7.88	(33)%	1,344	1,863	(28)%
Other	0.03	0.01	200%	8	4	124%

Total operating expenses	9.49	13.22	(28)%	2,405	3,127	(23)%

Domestic Operations.  Our domestic operating expenses for 2009, stated on a Mcfe basis, decreased 24% compared to 2008 primarily due to the goodwill impairment charge recorded at December 31, 2008 and the magnitude of the full cost ceiling test writedowns recorded at December 31, 2008 and March 31, 2009. The components of the period-to-period change are as follows:

•	LOE decreased 6% per Mcfe due to lower overall operating and service costs and the 3% increase in production volumes period-over-period.

•	Production and other taxes decreased 48% per Mcfe due to significantly lower realized commodity prices period-over-period. We received refunds of $24 million ($0.11 per Mcfe) during 2009 related to production tax exemptions on some of our onshore wells, whereas we received similar refunds of $35 million ($0.17 per Mcfe) during 2008.

•	Our DD&A rate decreased 25% per Mcfe primarily as a result of the ceiling test writedowns recorded at December 31, 2008 and March 31, 2009.

•	G&A expense per Mcfe decreased 2% period-over-period while total G&A expense increased slightly. The decrease per Mcfe is primarily due to the 3% increase in production volumes period-over-period. The slight increase in total G&A is primarily due to increased employee-related expenses associated with our growing domestic workforce. Employee-related expenses included incentive compensation expense which decreased approximately 20% period-over-period. Incentive compensation expense was calculated based on adjusted net income as defined in the incentive compensation plan in effect during 2009 and 2008. During 2009, we capitalized $58 million ($0.27 per Mcfe) of direct internal costs as compared to $49 million ($0.23 per Mcfe) in 2008.

•	In 2009, we recorded a ceiling test writedown of $1.3 billion ($6.20 per Mcfe) due to significantly lower natural gas prices at March 31, 2009. In 2008, we recorded a ceiling test writedown of $1.7 billion ($8.25 per Mcfe) due to significantly lower oil and gas commodity prices at year-end 2008. In 2008, we also recorded a goodwill impairment charge of $62 million ($0.29 per Mcfe) due to the significant decline in oil and gas commodity prices and the decline in our market capitalization at that time.

•	Other expenses for 2009 includes long-term rig contract termination fees resulting from our decision to limit our 2009 capital expenditures to a level that we expected to be funded with cash flows from operations. Other expenses for 2008 includes the reversal of a portion of accrued business interruption insurance claims related to 2005 Hurricane Ivan which were determined during 2008 to be uncollectible.

International Operations.  Our international operating expenses for 2009, stated on a Mcfe basis, decreased 52% over the same period of 2008 primarily due to the 2008 full cost ceiling test writedown in Malaysia and significantly higher production taxes during 2008 due to substantially higher oil prices. The components of the period-to-period change are as follows:

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

Interest Expense.  The following table presents information about interest expense for each of the years in the three-year period ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Gross interest expense:
Credit arrangements	$3	$8	$10
Senior notes	2	12	13
Senior subordinated notes	149	102	87
Other	2	4	2

Total gross interest expense	156	126	112
Capitalized interest	(58)	(51)	(60)

Net interest expense	$98	$75	$52

The increase in gross interest expense in 2010 as compared to 2009 primarily resulted from the January 2010 issuance of $700 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due 2020, partially offset by the tender and repurchase of our $175 million aggregate principal amount of 7 5/8% Senior Notes during the first half of 2010 and lower outstanding borrowings under our credit arrangements during 2010. The increase in gross interest expense in 2009 as compared to 2008 primarily resulted from the May 2008 issuance of $600 million principal amount of our 7 1/8% Senior Subordinated Notes due 2018. See Note 8, “Debt,” to our consolidated financial statements appearing later in this report.

We capitalize interest with respect to our unproved properties. Capitalized interest during 2010 increased as compared to 2009 due to an increase in our unproved property base primarily as a result of the Maverick Basin asset acquisition in February 2010. Capitalized interest during 2009 decreased as compared to 2008 due to a reduction in our unproved property base resulting from the evaluation of such leasehold acreage.

Commodity Derivative Income.  The significant fluctuation in commodity derivative income from period-to-period is due to the extreme volatility of oil and gas prices and changes in our outstanding hedging contracts during these periods.

Taxes.  The effective tax rates for the years ended December 31, 2010, 2009, 2008 were 37%, 39%, and 30%, respectively. Our effective tax rate for all periods was different than the federal statutory tax rate due to deductions that do not generate tax benefits, state income taxes and the differences between international and U.S. federal statutory rates. Our effective tax rate generally approximates 37%. Our effective tax rate for 2009 was impacted by the release of the valuation allowance related to the Malaysia tax benefit recorded in 2008. Our effective tax rate for 2008 was lower than the federal statutory tax rate because we were not able to recognize the full tax benefit associated with the $71 million ceiling test writedown in Malaysia and the $62 million goodwill impairment did not generate a tax benefit.

Estimates of future taxable income can be significantly affected by changes in oil and gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Liquidity and Capital Resources

We must find new and develop existing reserves to maintain and grow our production and cash flow. We accomplish this through successful drilling programs and the acquisition of properties. These activities require substantial capital expenditures. Lower prices for oil and gas may reduce the amount of oil and gas that we can economically produce, and can also affect the amount of cash flows available for capital expenditures and our ability to borrow and raise additional capital, as further described below.

We establish a capital budget at the beginning of each calendar year. Our 2011 capital budget (excluding acquisitions) approximates our estimate of 2011 cash flows from operations. Approximately 70% of our expected 2011 domestic oil and gas production supporting the estimate of cash flows is hedged. Our 2011 capital budget, excluding capitalized interest and overhead of $170 million, is approximately $1.7 billion and focuses on projects we believe will generate and lay the foundation for significant oil production growth in 2011. Accordingly, approximately two-thirds of the 2011 budget will be allocated to oil projects and substantially all the remainder is planned for “liquids rich” gas plays.

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

Credit Arrangements.  We have a revolving credit facility that matures in June 2012 and provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent. As of December 31, 2010, the largest commitment was 16% of total commitments.

In the future, total commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility. In addition, subject to compliance with covenants in our credit facility that restrict our ability to incur additional debt, as of December 31, 2010, we also have a total of $105 million of borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institution. For a more detailed description of the terms of our credit arrangements, please see Note 8, “Debt,” to our consolidated financial statements appearing in Item 8 of this report.

At February 22, 2011, we had no letters of credit outstanding under our credit facility. We had outstanding borrowings of $260 million under our credit facility and $61 million outstanding under our money market lines of credit. Our available borrowing capacity under our credit arrangements was approximately $1.03 billion as of February 22, 2011.

Working Capital.  Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements and changes in the fair value of our outstanding commodity derivative instruments. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital. Although we anticipate that our 2011 capital spending (excluding acquisitions) will correspond with our anticipated 2011 cash flows from operations, we may borrow and repay funds under our credit arrangements throughout the year since the timing of expenditures and the receipt of cash flows from operations do not necessarily match.

At December 31, 2010, we had negative working capital of $197 million. The decrease in our working capital as compared to December 31, 2009 is primarily due to a $123 million decrease in net derivative assets and the related deferred taxes resulting from the continued volatility of oil and gas prices and the settlement of our derivative contracts during 2010. In addition, working capital fluctuates due to the timing of receivable collections from purchasers and joint interest partners, drilling activities, payments made by us to vendors and other operators and the timing and amount of advances paid to and received from our joint operators.

At December 31, 2009, we had positive working capital of $20 million. The decrease in our working capital balance as compared to December 31, 2008 is primarily due to a $396 million decrease in net derivative assets and their related deferred taxes resulting from the settlement of our derivative contracts during 2009, partially offset by the timing of receivable collections from purchasers, payments made by us to vendors and other operators, and the timing and amount of advances received from our joint operations.

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

Our net cash flows from operations were approximately $1.6 billion in 2010 and 2009. Our working capital requirements change each year as a result of the timing of receivable collections from purchasers and joint interest partners, drilling activities, payments made by us to vendors and other operators and the timing and amount of advances paid to and received from our joint operations. The positive impact of higher realized average commodity prices during 2010 on our cash flows from operations was offset by increased operating costs.

Our net cash flows from operations was $1.6 billion in 2009, an increase of 85% compared to net cash flows from operations of $854 million in 2008. This increase is primarily due to net cash receipts related to derivative settlements of $883 million during 2009 compared to net cash payments of $750 million during 2008. The net cash payments in 2008 included $558 million to reset our 2009 and 2010 crude oil hedging contracts effectively settling the liability on our balance sheet at that time. Our 2009 net cash flows from operations were negatively impacted by lower average realized commodity prices during the year. Our working capital requirements during 2009 increased compared to 2008 as a result of the timing of drilling activities, receivable collections from purchasers, payments made by us to vendors and other operators and the timing and amount of advances received from our joint operations.

Cash Flows from Investing Activities.  Net cash used in investing activities for 2010 was $2.0 billion compared to $1.4 billion for 2009.

During 2010, we:

•	spent $2.0 billion primarily for additions to oil and gas properties (including $313 million for acquisitions of oil and gas properties);

•	received proceeds of $12 million from sales of oil and gas properties; and

•	redeemed investments of $8 million.

During 2009, we:

•	spent $1.4 billion primarily for additions to oil and gas properties (including $9 million for acquisitions of oil and gas properties);

•	received proceeds of $33 million from sales of oil and gas properties; and

•	redeemed investments of $20 million.

Capital Expenditures.  Our capital spending of $2.0 billion for 2010 increased 40% from our capital spending of $1.4 billion during 2009. These amounts exclude recorded asset retirement obligations of $13 million and $19 million in the 2010 and 2009 periods, respectively. Of the $2.0 billion spent during 2010, we invested $1.2 billion in domestic exploitation and development, $248 million in domestic exploration (exclusive of exploitation and leasehold activity), $400 million in acquisitions of proved and unproved property (leasehold) and domestic leasing activity and $173 million outside the United States.

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

We have budgeted $1.7 billion for capital spending in 2011. The planned budget excludes capitalized interest and overhead of $170 million. Approximately two-thirds of the 2011 budget will be allocated to oil projects and substantially all of the remainder is planned for “liquids rich” gas plays. See Items 1 and 2, “Business and Properties — Our Properties and Plans for 2011.” The 2011 capital budget is based on our expectation that we will live within anticipated cash flows from operations (excluding acquisitions). Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which properties are acquired. In addition, in the past, we often have increased our capital budget during the year as a result of acquisitions or successful drilling. We continue to screen for attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable.

Cash Flows from Financing Activities.  Net cash flows provided by financing activities for 2010 were $282 million compared to net cash flows used in financing activities of $168 million for 2009.

During 2010, we:

•	borrowed $1.5 billion and repaid $1.7 billion under our credit arrangements;

•	issued $700 million aggregate principal amount of 6 7/8% Senior Subordinated Notes due 2020 at 99.109% of par;

•	paid $8 million in associated debt issue costs;

•	repaid our $175 million aggregate principal amount of 7 5/8% Senior Notes due 2011;

•	received proceeds of $34 million from issuances of shares of our common stock upon the exercise of stock options; and

•	repurchased $14 million of our common stock surrendered by employees to pay tax withholding upon the vesting of restricted stock and restricted stock unit awards.

During 2009, we:

•	borrowed $1.0 billion and repaid $1.2 billion under our credit arrangements; and

•	received proceeds of $9 million from issuances of shares of our common stock upon the exercise of stock options.

Proved Reserves

To maintain and grow our production and cash flow, we must continue to develop existing proved reserves and locate or acquire new oil and gas reserves to replace those reserves being produced. The following is a discussion of proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Year Ended December 31,
	2010	2009	2008
	(Bcfe)

Proved Reserves:
Beginning of year	3,616	2,950	2,496
Reserve additions	676	1,342	758
Reserve revisions	(289)	(384)	(67)
Sales	(3)	(35)	(2)
Production	(288)	(257)	(235)

End of year	3,712	3,616	2,950

Proved Developed Reserves:
Beginning of year	1,908	1,827	1,566
End of year	2,164	1,908	1,827

Our proved natural gas reserves at year-end 2010 were 2.5 Tcf compared to 2.6 Tcf at year-end 2009 and 2.1 Tcf at year-end 2008. Our proved crude oil and condensate reserves at year-end 2010 were 204 million barrels compared to 169 million barrels at year-end 2009 and 140 million barrels at year-end 2008. Natural gas comprised approximately 67%, 72% and 72% of our proved reserves at year-end 2010, 2009 and 2008, respectively.

Reserve Additions and Revisions.  During 2010, we added 387 Bcfe net proved reserves as a result of additions (extensions, discoveries, improved recovery and purchases of reserves in place) and revisions, as described below. We expect the majority of future reserve additions to be associated with infill drilling, extensions of current fields and new discoveries, as well as improved recovery operations and purchases of proved properties. The success of these operations will directly impact reserve additions or revisions in the future.

Additions.  We added 676 Bcfe of proved reserves during 2010. Approximately 414 Bcfe of the additions resulted from successful development drilling, primarily in our Mid-Continent and Rocky Mountain divisions, where we added 322 Bcfe of proved undeveloped reserves primarily associated with our Woodford Shale, Williston Basin and Monument Butte fields. In addition, during 2010, extensions and other additions totaled 236 Bcfe, reflecting the shift in our investment strategy from natural gas to higher margin oil projects. During 2009, we added 1,342 Bcfe of proved reserves, approximately 521 Bcfe of which were as a result of successful drilling efforts in the Mid-Continent and Rocky Mountains divisions. During 2008, we added 758 Bcfe of proved reserves. Of this amount, 599 Bcfe was related to successful development drilling in our Mid-Continent and Rocky Mountain divisions.

Revisions.  Our revisions in 2010 include the reclassification of approximately 315 Bcfe of proved undeveloped reserves (nearly all Mid-Continent natural gas reserves) to probable reserves because a slower pace of development activity placed them beyond the five-year development horizon. This change reflects a shift in our investment strategy toward oil projects. Excluding this reclassification, our revisions were 26 Bcfe, consisting of positive price related revisions of 56 Bcfe, partially offset by 30 Bcfe of performance related revisions. Total revisions for 2009 were a negative 384 Bcfe, or 13% of the beginning of year reserve base. The revisions included a negative price revision of 259 Bcfe primarily related to our onshore natural gas plays, such as the Woodford Shale, and were primarily proven undeveloped reserves. The remaining 125 Bcfe of revisions in 2009 were negative performance revisions and were principally proved developed producing reserve revisions. Total revisions for 2008 were a negative 67 Bcfe and were primarily price related domestic revisions associated with the decrease in both year-end oil and gas prices from 2007 to 2008.

Sales.  In 2009, we sold approximately 35 Bcfe of reserves associated with our domestic operations. In 2010 and 2008, sales of reserves were negligible.

Future Net Cash Flows.  At December 31, 2010, the present value (discounted at 10%) of estimated future net cash flows from our proved reserves was $4.8 billion (stated in accordance with the regulations of the SEC and the Financial Accounting Standards Board (FASB). This present value was calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves. The present value of our estimated future net cash flows at December 31, 2010, increased due to higher commodity prices as compared to the prior year, as well as shifting our strategy and capital toward oil projects in our portfolio which provide higher margins over natural gas investments. At December 31, 2009, the present value of estimated future net cash flows from our proved reserves was $2.9 billion. This amount is unchanged from the $2.9 billion at December 31, 2008 despite lower natural gas prices utilized to calculate 2009 proved reserves. Reserve quantity additions as a result of our drilling success during 2009 coupled with the additional reserve quantities recognized as a result of the SEC’s new reserves rules offset the impact of the lower natural gas prices utilized to calculate 2009 proved reserves. See “Supplementary Financial Information — Supplementary Oil and Gas Disclosures — Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves” under Item 8 of this report.

The present value of future net cash flows does not purport to be an estimate of the fair market value of our proved reserves. An estimate of fair market value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money to the evaluating party and the perceived risks inherent in producing oil and gas.

Contractual Obligations

The table below summarizes our significant contractual obligations by maturity as of December 31, 2010.

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In millions)

Debt:
Revolving credit facility	$100	$—	$100	$—	$—
Money market lines of credit	35	—	35	—	—
6 5/8% Senior Subordinated Notes due 2014	325	—	—	325	—
6 5/8% Senior Subordinated Notes due 2016	550	—	—	—	550
7 1/8% Senior Subordinated Notes due 2018	600	—	—	—	600
6 7/8% Senior Subordinated Notes due 2020	700	—	—	—	700

Total debt	2,310	—	135	325	1,850

Other obligations:
Interest payments(1)	1,065	151	298	275	341
Net derivative (assets) liabilities	(137)	(145)	8	—	—
Asset retirement obligations	108	11	16	21	60
Operating leases(2)	263	103	110	23	27
Deferred acquisition payments	2	2	—	—	—
Firm transportation	567	55	140	136	236
Oil and gas activities(3)	65	—	—	—	—

Total other (assets) obligations	1,933	177	572	455	664

Total contractual (assets) obligations	$4,243	$177	$707	$780	$2,514

(1)	Interest associated with our revolving credit facility and money market lines of credit was calculated using a weighted-average interest rate of 1.242% at December 31, 2010 and is included through the maturity of the facility.

(2)	Includes non-cancellable agreements for office space and cancellable agreements for drilling rigs and other equipment, as well as certain service contracts. The majority of these obligations were executed in the fourth quarter of 2010 and are related to contracts for hydraulic well fracturing services and drilling rigs. Payments under these contracts are accounted for as capital additions to our oil and gas properties.

(3)	As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data and fulfilling other related commitments. At December 31, 2010, these work-related commitments totaled $65 million, all of which were attributable to our international business. Actual amounts by maturity are not included because their timing cannot be accurately predicted.

We have various oil and gas production volume delivery commitments that are primarily related to operations in our Mid-Continent and Rocky Mountain divisions. Given the size of our proved natural gas and oil reserves and production capacity in the respective divisions, we currently believe that we have sufficient reserves and production to fulfill these commitments. See Items 1 and 2, “Business and Properties” for a description of our production and proved reserves. As of December 31, 2010, our delivery commitments through 2018 were as follows:

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Natural gas (MMMBtus)	52,496	34,196	18,300	—	—
Oil (MBbls)	10,958	913	2,740	3,650	3,655

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

In January 2010, we issued $700 million aggregate principal amount of our 6 7/8% Senior Subordinated Notes due 2020. We received net proceeds from the offering of $686 million.

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

We may redeem some or all of our 6 7/8% notes due 2020 at any time on or after February 1, 2015 at a redemption price stated in the indenture governing the notes. Prior to February 1, 2015, we may redeem some or all of the notes at a make-whole redemption price. In addition, before February 1, 2013, we may redeem up to 35% of our 6 7/8% notes with the net cash proceeds of certain sales of our common stock at 106.875% of the principal amount, plus accrued and unpaid interest to the date of redemption.

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

Commitments under Joint Operating Agreements.  Most of our properties are operated through joint ventures under joint operating or similar agreements. Typically, the operator under a joint operating agreement enters into contracts, such as drilling contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. These obligations are typically shared on a “working interest” basis. The joint operating agreement provides remedies to the operator if a non-operator does not satisfy its share of the contractual obligations. Occasionally, the operator is permitted by the joint operating agreement to enter into lease obligations and other contractual commitments that are then passed on to the non-operating joint interest owners, frequently without any identification as to the long-term nature of any commitments underlying such expenditures.

Oil and Gas Hedging

As part of our risk management program, we generally hedge a substantial, but varying, portion of our anticipated future oil and gas production for the next 12-24 months to reduce our exposure to fluctuations in oil and gas prices. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our future production is based in part on our view of current and future market conditions. As of February 22, 2011, approximately 70% of our estimated 2011 domestic oil and gas production was subject to derivative contracts (including basis contracts). In 2010, approximately 70% of our domestic production was subject to derivative contracts, compared to 99% in 2009 and 82% in 2008.

While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. In addition, the use of hedging transactions may involve basis risk. All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate hedging arrangements with that counterparty. At December 31, 2010, Barclays Capital, JPMorgan Chase Bank, N.A., Morgan Stanley, Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 85% of our future hedged production, none of which were counterparty to more than 25% of our future hedged production.

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

The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.25-$0.50 per MMBtu less than the Henry Hub Index. Realized natural gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 85-90% of the Henry Hub Index. In the Rocky Mountains, we hedged basis associated with approximately 10 Bcf of our natural gas production from January 2011 through December 2012 to lock in the differential at a weighted average of $0.93 per MMBtu less than the Henry Hub Index. In total, this hedge and the 8,000 MMBtus per day we have sold on a fixed physical basis for the same period results in an average basis hedge of $0.92 per MMBtu less than the Henry Hub Index. In the Mid-Continent, we hedged basis associated with approximately 5 Bcf of our anticipated Stiles/Britt Ranch natural gas production from January 2011 through August 2011. In total, this hedge and the 30,000 MMBtus per day we have sold on a fixed physical basis for the same period results in an average basis hedge of $0.52 per MMBtu less than the Henry Hub Index. We have also hedged basis associated with approximately 23 Bcf of our natural gas production from this area for the period September 2011 through December 2012 at an average of $0.55 per MMBtu less than the Henry Hub Index.

The price we receive for our Gulf Coast oil production, excluding NGLs, typically averages about 93-97% of the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains, excluding NGLs, is currently averaging about $15-$17 per barrel below the WTI price. Oil production from our Mid-Continent properties, excluding NGLs, typically averages 90-95% of the WTI price. Oil sales from our operations in Malaysia typically sell at a slight discount to Tapis, or currently about 105-110% of WTI. Oil sales from our operations in China typically sell at $4-$6 per barrel less than the WTI price.

Please see the discussion and tables in Note 4, “Derivative Financial Instruments,” to our consolidated financial statements appearing later in this report for a description of the accounting applicable to our hedging program, a listing of open contracts as of December 31, 2010 and the estimated fair market value of those contracts as of that date. Between January 1, 2011 and February 22, 2011, we did not enter into any derivative contracts.

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

On December 31, 2008, the SEC issued “Modernization of Oil and Gas Reporting” (Final Rule). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. On January 6, 2010, the FASB issued Accounting Standards Update No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which aligns the oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, “Extractive Industries — Oil and Gas” (Topic 932), with the requirements in the SEC’s Final Rule.

We adopted the Final Rule and ASU 2010-03 effective December 31, 2009. The following critical accounting policies and estimates discussions reflect the new rules unless stated otherwise. See “New Accounting Requirements” below for a full discussion.

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

Depreciation, Depletion and Amortization.  Estimated proved oil and gas reserves are a significant component of our calculation of DD&A expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test writedown. To change our domestic DD&A rate by $0.10 per Mcfe for the year ended December 31, 2010 would have required a change in the estimate of our domestic proved reserves of approximately 5%, or 170 Bcfe. To change our Malaysia DD&A rate by $0.10 per Mcfe for the year ended December 31, 2010 would have required a change in the estimate of our proved reserves in Malaysia of approximately 3%, or 5 Bcfe. Since production from our China operations is immaterial, any change in the DD&A rate as a result of changes in our proved reserves in China would not have materially affected our consolidated results of operations.

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

At December 31, 2010, the ceiling value of our oil and gas reserves was calculated based on the unweighted average first-day-of-the-month commodity prices for the prior twelve months of $4.38 per MMBtu for natural gas and $79.42 per barrel for oil, adjusted for market differentials. Using these prices, the ceiling exceeded the net capitalized costs of our domestic oil and gas properties by approximately $1.5 billion (net of tax) at December 31, 2010. Holding all other factors constant, if the applicable unweighted average first-day-of-the-month commodity prices for the prior twelve months for both oil and gas were to decline approximately 10% from prices used at December 31, 2010, the excess of our domestic cost center ceiling over our capitalized costs would be reduced by approximately 50%.

At December 31, 2010, the Malaysia and China cost center ceilings exceeded the net capitalized costs of oil and gas properties by approximately $251 million and $45 million (net of tax), respectively. Holding all other factors constant, it is possible that we could experience a ceiling test writedown in Malaysia and China if the applicable unweighted average first-day-of-the-month oil price declined approximately 35% and 25%, respectively, from prices used at December 31, 2010.

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

Our decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involve a significant amount of judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and results of drilling on adjacent acreage. At December 31, 2010, we had a total of approximately $1.7 billion of costs excluded from the amortization base of our respective full cost pools. The application of the full cost ceiling test at December 31, 2010 resulted in an excess of the cost center ceilings over the carrying value of our oil and gas properties for each full cost pool. Holding all other factors constant, inclusion of substantially all of our domestic unevaluated property costs in the amortization base would not have resulted in a ceiling test writedown. Including all of our Malaysian unevaluated property costs in our Malaysia amortization base would not have resulted in a ceiling test writedown. Holding all other factors constant, inclusion of approximately 60% of our unevaluated property costs in China into the amortization base of that country would have resulted in a ceiling test writedown.

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

Holding all other factors constant, if our estimate of future development and abandonment costs is revised upward, earnings would decrease due to higher DD&A expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense. To change our domestic DD&A rate by $0.10 per Mcfe for the year ended December 31, 2010 would have required a change in the estimate of our domestic future development and abandonment costs of approximately 10%, or $340 million. To change our Malaysia DD&A rate by $0.10 per Mcfe for the year ended December 31, 2010 would have required a change in the estimate of our future development and abandonment costs in Malaysia of approximately 8%, or $17 million. Since production from our China operations is immaterial, any change in the DD&A rate as a result of changes in the estimate of our future development and abandonment costs in China would not have materially affected our consolidated results of operations.

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

Commodity Derivative Activities.  We utilize derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our future oil and gas production. We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months. In the case of acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. We do not use derivative instruments for trading purposes. Under accounting rules, we may elect to designate those derivatives that qualify for hedge accounting as cash flow hedges against the price that we will receive for our future oil and gas production. Since late 2005, we have not designated future price risk management activities as accounting hedges. Because derivative contracts not designated for hedge accounting are accounted for on a mark-to-market basis, we are likely to experience significant non-cash volatility in our reported earnings during periods of commodity price volatility. Derivative assets and liabilities with the same counterparty and subject to contractual terms which provide for net settlement are reported on a net basis on our consolidated balance sheet.

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

Stock-Based Compensation.  We apply a fair value-based method of accounting for stock-based compensation which requires recognition in the financial statements of the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For equity-based compensation awards, compensation expense is based on the fair value on the date of grant or modification, and is recognized in our financial statements over the vesting period. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and a lattice-based model for our performance and market-based restricted stock. See Note 10, “Stock-Based Compensation,” to our consolidated financial statements for a full discussion of our stock-based compensation.

New Accounting Requirements

In March 2008, the FASB issued guidance requiring enhanced disclosures about our derivative and hedging activities that was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the disclosure requirements beginning January 1, 2009. Please see Note 4, “Derivative Financial Instruments — Additional Disclosures about Derivative Instruments and Hedging Activities.” The adoption did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued additional guidance regarding fair value measurements and impairments of securities which makes fair value measurements more consistent with fair value principles, enhances consistency in financial reporting by increasing the frequency of fair value disclosures, and provides greater clarity and consistency in accounting for and presenting impairment losses on securities. The additional guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions for the period ended March 31, 2009. The adoption did not have a material impact on our financial position or results of operations.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the guidance is based on the same principles as those that previously existed. This guidance was effective for interim or annual periods ending after June 15, 2009. Our adoption of these provisions beginning with the period ended June 30, 2009 did not have an impact on our financial position or results of operations.

On December 31, 2008, the SEC issued the Final Rule. The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Form 10-K for years ending on or after December 31, 2009. The revisions were intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments were also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology.

On January 6, 2010, the FASB issued ASU 2010-03, which aligned the FASB’s oil and gas reserve estimation and disclosure requirements with the requirements in the SEC’s Final Rule. We adopted the Final Rule and ASU 2010-03 effective December 31, 2009 as a change in accounting principle that is inseparable from a change in accounting estimate. Such a change was accounted for prospectively under the authoritative accounting guidance. Comparative disclosures applying the new rules for periods before the adoption of ASU 2010-03 and the Final Rule were not required.

Our adoption of ASU 2010-03 and the Final Rule on December 31, 2009 impacted our financial statements and other disclosures in our annual report on Form 10-K for the years ended December 31, 2010 and 2009, as follows:

•	All oil and gas reserves volumes presented as of and for the years ended December 31, 2010 and 2009 were prepared using the updated reserves rules and are not on a basis comparable with the prior period. This change in comparability occurred because we estimated our proved reserves at December 31, 2010 and 2009 using the updated reserves rules, which require use of the unweighted average first-day-of-the-month commodity prices for the prior twelve months, adjusted for market differentials, and permits the use of reliable technologies to support reserve estimates. Under the previous reserve estimation rules, which are no longer in effect, our net proved oil and gas reserves would have been calculated using end of period oil and gas prices. In addition, the new rules permit us to disclose probable reserves (and we have so disclosed probable reserves), which was not permitted under previous rules.

•	Our full-cost ceiling test calculations at December 31, 2010 and 2009 used discounted cash flow models for our estimated proved reserves, which were calculated using the updated reserves rules.

•	We historically have applied a policy of using our year-end proved reserves to calculate our fourth quarter depletion rate. As a result, the estimate of proved reserves for determining our depletion rate and resulting expense for the fourth quarter of 2009 and subsequent quarters is not on a basis comparable to the prior quarters or the prior year.

On April 20, 2010, the FASB issued Accounting Standards Update No. 2010-14, “Accounting for Extractive Industries — Oil and Gas” (ASU 2010-14), which aligned the oil and gas financial accounting and reporting requirements prescribed by Topic 932 with the requirements in the SEC’s Final Rule. The adoption of ASU 2010-14 did not have a material impact on our financial position or results of operations.

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

Regulation

Exploration and development and the production and sale of oil and gas are subject to extensive federal, state, local and international regulations. An overview of these regulations is set forth in Items 1 and 2, “Business and Properties — Regulation.” We believe we are in substantial compliance with currently applicable laws and regulations and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Please see the discussion under the caption “We are subject to complex laws that can affect the cost, manner or feasibility of doing business,” in Item 1A of this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in oil and gas prices, interest rates and foreign currency exchange rates as discussed below.

Oil and Gas Prices

We generally hedge a substantial, but varying, portion of our anticipated oil and gas production for the next 12-24 months as part of our risk management program. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may utilize basis contracts to hedge the differential between NYMEX Henry Hub posted prices and those of our physical pricing points. We use hedging to reduce our exposure to fluctuations in oil and gas prices. Reducing our exposure to price volatility helps ensure that we have adequate funds available for our capital programs and helps us manage returns on some of our acquisitions and more price sensitive drilling programs. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While hedging limits the downside risk of adverse price movements, it also may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. For a further discussion of our hedging activities, see the information under the caption “Oil and Gas Hedging” in Items 1 and 2 of this report and the discussion and tables in Note 4, “Derivative Financial Instruments,” to our consolidated financial statements.

Interest Rates

At December 31, 2010, our debt was comprised of:

	Fixed	Variable
	Rate Debt	Rate Debt
	(In millions)

Bank revolving credit facility	$—	$100
Money market lines of credit	—	35
6 5/8% Senior Subordinated Notes due 2014	325	—
6 5/8% Senior Subordinated Notes due 2016	550	—
7 1/8% Senior Subordinated Notes due 2018	600	—
6 7/8% Senior Subordinated Notes due 2020	694	—

Total debt	$2,169	$135

We consider our interest rate exposure to be minimal because approximately 94% of our obligations were at fixed rates.

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flow, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at December 31, 2010.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our company concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that follows.

Lee K. Boothby	Terry W. Rathert
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Houston, Texas
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newfield Exploration Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Newfield Exploration Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it estimates the quantities of oil and gas reserves in 2009 due to the adoption of Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Houston, Texas
February 25, 2011

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEET
(In millions, except share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$39	$78
Accounts receivable	354	339
Inventories	79	84
Derivative assets	197	269
Other current assets	62	123

Total current assets	731	893

Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($1,658 and $1,223 were excluded from amortization at December 31, 2010 and 2009, respectively)	12,399	10,406
Less — accumulated depreciation, depletion and amortization	(5,791)	(5,159)

Total property and equipment, net	6,608	5,247

Derivative assets	39	19
Long-term investments	48	55
Deferred taxes	29	26
Other assets	39	14

Total assets	$7,494	$6,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92	$83
Accrued liabilities	670	640
Advances from joint owners	51	51
Asset retirement obligation	11	10
Derivative liabilities	53	2
Deferred taxes	51	87

Total current liabilities	928	873

Other liabilities	56	55
Derivative liabilities	46	5
Long-term debt	2,304	2,037
Asset retirement obligation	97	82
Deferred taxes	720	434

Total long-term liabilities	3,223	2,613

Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at December 31, 2010 and 2009; 135,910,641 and 134,493,670 shares issued at December 31, 2010 and 2009, respectively)	1	1
Additional paid-in capital	1,450	1,389
Treasury stock (at cost, 1,664,538 and 1,488,968 shares at December 31, 2010 and 2009, respectively)	(41)	(33)
Accumulated other comprehensive loss	(12)	(11)
Retained earnings	1,945	1,422

Total stockholders’ equity	3,343	2,768

Total liabilities and stockholders’ equity	$7,494	$6,254

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)

	Year Ended December 31,
	2010	2009	2008

Oil and gas revenues	$1,883	$1,338	$2,225

Operating expenses:
Lease operating	326	259	265
Production and other taxes	126	63	157
Depreciation, depletion and amortization	644	587	697
General and administrative	156	144	141
Ceiling test and other impairments	7	1,344	1,863
Other	10	8	4

Total operating expenses	1,269	2,405	3,127

Income (loss) from operations	614	(1,067)	(902)

Other income (expenses):
Interest expense	(156)	(126)	(112)
Capitalized interest	58	51	60
Commodity derivative income	316	252	408
Other	(3)	5	11

Total other income	215	182	367

Income (loss) before income taxes	829	(885)	(535)

Income tax provision (benefit):
Current	59	48	36
Deferred	247	(391)	(198)

Total income tax provision (benefit)	306	(343)	(162)

Net income (loss)	$523	$(542)	$(373)

Earnings (loss) per share:
Basic	$3.97	$(4.18)	$(2.88)

Diluted	$3.91	$(4.18)	$(2.88)

Weighted-average number of shares outstanding for basic income (loss) per share	132	130	129

Weighted-average number of shares outstanding for diluted income (loss) per share	134	130	129

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	133.2	$1	(1.9)	$(32)	$1,278	$2,337	$(3)	$3,581
Issuances of common and restricted stock	0.9	—			20			20
Stock-based compensation	(0.1)	—			37			37
Comprehensive income (loss):
Net loss						(373)		(373)
Unrealized loss on investments, net of tax of $6							(13)	(13)
Unrealized gain on post-retirement benefits, net of tax of ($3)							5	5

Total comprehensive loss								(381)

Balance, December 31, 2008	134.0	1	(1.9)	(32)	1,335	1,964	(11)	3,257
Issuances of common and restricted stock	0.5	—			9			9
Stock-based compensation					45			45
Treasury stock, at cost			0.4	(1)	—			(1)
Comprehensive income (loss):
Net loss						(542)		(542)
Unrealized gain on investments, net of tax of ($1)							2	2
Realized loss on post-retirement benefits, net of tax of $1							(2)	(2)

Total comprehensive loss								(542)

Balance, December 31, 2009	134.5	1	(1.5)	(33)	1,389	1,422	(11)	2,768
Issuances of common and restricted stock	1.4	—			34			34
Stock-based compensation					33			33
Treasury stock, at cost			(0.2)	(8)	(6)			(14)
Comprehensive income (loss):
Net income						523		523
Unrealized loss on post-retirement benefits, net of tax							(1)	(1)

Total comprehensive income								522

Balance, December 31, 2010	135.9	$1	(1.7)	$(41)	$1,450	$1,945	$(12)	$3,343

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$523	$(542)	$(373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	644	587	697
Deferred tax provision (benefit)	247	(391)	(198)
Stock-based compensation	22	28	26
Commodity derivative income	(316)	(252)	(408)
Cash receipts (payments) on derivative settlements, net	456	883	(750)
Ceiling test and other impairments	7	1,344	1,863
Other non-cash charges	7	3	3
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(15)	36	(44)
(Increase) decrease in inventories	3	(3)	(16)
Increase in commodity derivative assets	—	—	(65)
(Increase) decrease in other current assets	65	(78)	3
(Increase) decrease in other assets	(22)	4	(3)
Increase (decrease) in accounts payable and accrued liabilities	11	(23)	84
Increase (decrease) in advances from joint owners	—	(22)	29
Increase (decrease) in other liabilities	(2)	4	6

Net cash provided by operating activities	1,630	1,578	854

Cash flows from investing activities:
Additions to oil and gas properties	(1,635)	(1,392)	(2,067)
Acquisitions of oil and gas properties	(313)	(9)	(223)
Proceeds from sales of oil and gas properties	12	33	9
Additions to furniture, fixtures and equipment	(23)	(8)	(20)
Purchases of investments	—	—	(22)
Redemption of investments	8	20	70

Net cash used in investing activities	(1,951)	(1,356)	(2,253)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	1,483	1,040	2,579
Repayments of borrowings under credit arrangements	(1,732)	(1,216)	(2,018)
Net proceeds from issuance of senior subordinated notes	694	—	600
Debt issue costs	(8)	—	(8)
Repayment of senior notes	(175)	—	—
Proceeds from issuances of common stock	34	9	20
Purchases of treasury stock, net	(14)	(1)	—

Net cash provided by (used in) financing activities	282	(168)	1,173

Increase (decrease) in cash and cash equivalents	(39)	54	(226)
Cash and cash equivalents, beginning of period	78	24	250

Cash and cash equivalents, end of period	$39	$78	$24

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies:

Organization and Principles of Consolidation

We are an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties. Our domestic areas of operation include the Anadarko and Arkoma basins of the Mid-Continent, the Rocky Mountains, onshore Texas, Appalachia and the Gulf of Mexico. Internationally, we are active in Malaysia and China.

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

Investments

Investments primarily consist of debt and equity securities, as well as auction rate securities, a majority of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains or losses are computed based on specific identification of the securities sold. We regularly assess our investments for impairment and consider any impairment to be other than temporary if we intend to sell the security, it is more likely than not that we will be required to sell the security, or we do not expect to recover our cost of the security. We realized interest income and net gains on our investment securities in 2010, 2009, and 2008, of $1 million, $2 million and $4 million, respectively.

Allowance for Doubtful Accounts

We routinely assess the recoverability of all material trade and other receivables to determine their collectibility. Many of our receivables are from joint interest owners of properties we operate. Thus, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, our oil and gas receivables are collected within 45 to 60 days of production. We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated.

Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Substantially all of the crude oil from our operations offshore Malaysia and China is produced into FPSOs and sold periodically as barge quantities are accumulated. The product inventory consisted of approximately 277,000 barrels and 289,000 barrels of crude oil valued at cost of $15 million and $11 million at December 31, 2010 and 2009, respectively. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a country-by-country basis. We capitalized $79 million, $72 million and $69 million of internal costs in 2010, 2009 and 2008, respectively. Interest expense related to unproved properties also is capitalized into oil and gas properties.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. For each cost center, the net capitalized

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs of oil and gas properties are limited to the lower of the unamortized cost or the cost center ceiling. For the years ended December 31, 2010 and 2009, a particular cost center ceiling is equal to the sum of:

•	the present value (10% per annum discount rate) of estimated future net revenues from proved reserves using oil and gas reserve estimation requirements, which require use of the unweighted average first-day-of-the-month commodity prices for the prior twelve months, adjusted for market differentials applicable to our reserves (including the effects of hedging contracts that are designated for hedge accounting, if any); plus

•	the lower of cost or estimated fair value of properties not included in the costs being amortized, if any; less

•	related income tax effects.

For the year ended December 31, 2008 and through September 30, 2009, the present value (10% per annum discount rate) of estimated future net revenues from proved reserves was calculated using the end of period quoted market prices for oil and gas.

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease significantly or if we have substantial downward revisions in our estimated proved reserves. At December 31, 2010, the ceiling value of our reserves was calculated based upon the unweighted average first-day-of-the-month commodity prices for the prior twelve months of $4.38 per MMBtu for natural gas and $79.42 per barrel for oil, adjusted for market differentials. Using these prices, the cost center ceilings with respect to our properties in the U.S., Malaysia and China exceeded the net capitalized costs of the respective properties. As such, no ceiling test writedowns were required at December 31, 2010.

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

See Note 3, “Oil and Gas Assets,” for a detailed discussion regarding our acquisition and sales transactions during 2010, 2009 and 2008.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Property and Equipment

Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Goodwill

During the fourth quarter of 2008, we recognized an impairment charge for all recorded goodwill in our domestic reporting unit in the amount of $62 million. The impairment charge resulted from the general decline in the economy and in the oil and gas industry and as a result, our market capitalization, as well as the significant decline in oil and gas commodity prices during the fourth quarter of 2008. If we were to book goodwill in the future, we would assess the carrying amount of goodwill by testing the goodwill for impairment on an annual basis on December 31, or more frequently if an event occurred or circumstances changed that had an adverse effect on the fair value of a reporting unit such that the fair value could be less than the book value of such unit. If the fair value of the reporting unit was less than its book value (including allocated goodwill), then goodwill would be reduced to its implied fair value and the amount of the impairment charged to earnings. The fair value of a reporting unit is based on our estimates of future net cash flows from proved reserves and from future exploration for and development of unproved reserves.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in our ARO for the three years ended December 31, 2010 is set forth below (in millions):

Balance at January 1, 2008	$62
Accretion expense	4
Additions	12
Revisions	4
Settlements	(1)

Balance at December 31, 2008	81
Accretion expense	6
Additions	11
Revisions	7
Settlements	(13)

Balance as of December 31, 2009	92
Accretion expense	8
Additions(1)	21
Revisions	(8)
Settlements	(5)

Balance at December 31, 2010	108
Less: Current portion of ARO at December 31, 2010	(11)

Total long-term ARO at December 31, 2010	$97

(1)	We recorded a $14 million asset retirement obligation as a result of our acquisition of assets in the Maverick Basin. See Note 3, “Oil and Gas Assets — Maverick Basin Asset Acquisition.”

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

As of December 31, 2010, we did not have a liability for uncertain tax positions and as such we had not accrued related interest or penalties. The tax years 2007-2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. During the fourth quarter of 2008, the Internal Revenue Service (IRS) commenced a limited scope audit of our U.S. income tax return for the 2005 tax year. In 2010, the IRS issued a “No Change” letter for the 2005 tax year and closed the audit.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The counterparties for all of our hedging transactions have an “investment grade” credit rating. We monitor on an ongoing basis the credit ratings of our hedging counterparties. Although we have entered into hedging contracts with multiple counterparties to mitigate our exposure to any individual counterparty, if any of our counterparties were to default on its obligations to us under the hedging contracts or seek bankruptcy protection, it could have a material adverse effect on our ability to fund our planned activities and could result in a larger percentage of our future production being subject to commodity price changes. In addition, in poor economic environments and tight financial markets, the risk of a counterparty default is heightened and it is possible that fewer counterparties will participate in hedging transactions, which could result in greater concentration of our exposure to any one counterparty or a larger percentage of our future production being subject to commodity price changes. At December 31, 2010, Barclays Capital, JPMorgan Chase Bank, N.A., Morgan Stanley, Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 85% of our future hedged production, none of which were counterparty to more than 25% of our future hedged production.

Major Customers

No single customer accounted for 10% or more of our sales of oil and gas production during 2010. During 2009 and 2008, sales of our oil and gas production to Big West Oil LLC accounted for 16% and 13%, respectively, of our consolidated revenues (before the effects of hedging). An extended loss of Big West Oil LLC, or any of our other large purchasers of our Monument Butte field oil production, could have a material adverse effect on us because there are limited purchasers of the black wax crude oil, which we produce from this field. Due to the higher paraffin content of this production, it must remain heated during shipping so it cannot be transported in conventional pipelines, and there is limited refining capacity for it in the vicinity of our production. In poor economic environments and tight financial markets, there is an increased risk that the current purchasers of our production may fail to satisfy their obligations to us under our crude oil purchase contracts. During the fourth quarter of 2008, Big West Oil LLC failed to pay for certain deliveries of crude oil and filed for bankruptcy protection. Although we continue to sell our black wax crude oil to Big West Oil LLC on a short-term basis that provides for more timely cash payments, during 2010 we commenced delivering crude oil to other purchasers in the vicinity in order to reduce our financial exposure to that purchaser. Despite the additional purchasers, we cannot guarantee that we will be able to continue to sell to these purchasers or that similar substitute arrangements could be made for sales of our black wax crude oil with other purchasers if desired.

Derivative Financial Instruments

We account for our derivative activities by applying authoritative accounting and reporting guidance which requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. All of the derivative instruments that we utilize are to manage the price risk attributable to our expected oil and gas production. We have elected not to designate price risk management activities as accounting hedges under the accounting guidance, and, accordingly, account for them using the mark-to-market accounting method. Under this method, the changes in contract

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values are reported currently in earnings. We have also utilized derivatives to manage our exposure to variable interest rates.

The related cash flow impact of our derivative activities are reflected as cash flows from operating activities. See Note 4 “Derivative Financial Instruments,” for a more detailed discussion of our derivative activities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses on investments and changes in post-retirement benefits, all recorded net of tax. As of December 31, 2010, accumulated other comprehensive loss consisted of $11 million related to an unrealized loss on investments and $1 million related to an unrealized loss on post-retirement benefits. As of December 31, 2009, accumulated other comprehensive loss consisted of $11 million related to an unrealized loss on investments.

New Accounting Requirements

In March 2008, the Financial Accounting Standards Board (FASB) issued guidance requiring enhanced disclosures about our derivative and hedging activities that was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the disclosure requirements beginning January 1, 2009. Please see Note 4, “Derivative Financial Instruments — Additional Disclosures about Derivative Instruments and Hedging Activities.” The adoption did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued additional guidance regarding fair value measurements and impairments of securities which makes fair value measurements more consistent with fair value principles, enhances consistency in financial reporting by increasing the frequency of fair value disclosures, and provides greater clarity and consistency in accounting for and presenting impairment losses on securities. The additional guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions for the period ended March 31, 2009. The adoption did not have a material impact on our financial position or results of operations.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the guidance is based on the same principles as those that previously existed. This guidance was effective for interim or annual periods ending after June 15, 2009. Our adoption of these provisions beginning with the period ended June 30, 2009 did not have an impact on our financial position or results of operations.

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the “Modernization of Oil and Gas Reporting” (Final Rule). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Form 10-K for years ending on or after December 31, 2009. The revisions were intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments were also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology.

On January 6, 2010, the FASB issued Accounting Standards Update No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which aligned the FASB’s oil and gas reserve estimation and disclosure requirements with the requirements in the SEC’s Final Rule. We adopted the Final Rule and ASU 2010-03 effective December 31, 2009 as a change in accounting principle that is inseparable from a change in accounting estimate. Such a change was accounted for prospectively under the authoritative

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting guidance. Comparative disclosures applying the new rules for periods before the adoption of ASU 2010-03 and the Final Rule were not required.

Our adoption of ASU 2010-03 and the Final Rule on December 31, 2009 impacted our financial statements and other disclosures in our annual report on Form 10-K for the years ended December 31, 2010 and 2009, as follows:

•	All oil and gas reserves volumes presented as of and for the years ended December 31, 2010 and 2009 were prepared using the updated reserves rules and are not on a basis comparable with the prior period. This change in comparability occurred because we estimated our proved reserves at December 31, 2010 and 2009 using the updated reserves rules, which require use of the unweighted average first-day-of-the-month commodity prices for the prior twelve months, adjusted for market differentials, and permits the use of reliable technologies to support reserve estimates. Under the previous reserve estimation rules, which are no longer in effect, our net proved oil and gas reserves would have been calculated using end of period oil and gas prices.

•	Our full-cost ceiling test calculations at December 31, 2010 and 2009 used discounted cash flow models for our estimated proved reserves, which were calculated using the updated reserves rules.

•	We historically have applied a policy of using our year-end proved reserves to calculate our fourth quarter depletion rate. As a result, the estimate of proved reserves for determining our depletion rate and resulting expense for the fourth quarter of 2009 and subsequent quarters is not on a basis comparable to the prior quarters or the prior year.

On April 20, 2010, the FASB issued Accounting Standards Update No. 2010-14, “Accounting for Extractive Industries — Oil and Gas” (ASU 2010-14), which aligned the oil and gas financial accounting and reporting requirements prescribed by FASB Accounting Standards Codification Topic 932, “Extractive Industries — Oil and Gas” (Topic 932) with the requirements in the SEC’s Final Rule. The adoption of ASU 2010-14 did not have a material impact on our financial position or results of operations.

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

Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted-average number of shares of common stock (other than unvested restricted stock and restricted stock units) outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options and unvested restricted stock and restricted stock units (using the treasury stock method). Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of unrecognized compensation expense related to unvested stock-based compensation grants and the amount of excess tax benefits that would be recorded when the award becomes deductible are assumed to be used to repurchase shares. Please see Note 10, “Stock-Based Compensation.”

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of basic and diluted weighted-average shares outstanding and EPS for each of the years in the three-year period ended December 31, 2010:

	2010	2009	2008
	(In millions, except per share data)

Income (numerator):
Net income (loss) — basic and diluted	$523	$(542)	$(373)

Weighted-average shares (denominator):
Weighted-average shares — basic	132	130	129
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period(1)(2)	2	—	—

Weighted-average shares — diluted	134	130	129

Earnings (loss) per share:
Basic earnings (loss) per share	$3.97	$(4.18)	$(2.88)

Diluted earnings (loss) per share	$3.91	$(4.18)	$(2.88)

(1)	The calculation of shares outstanding for diluted EPS for the year ended December 31, 2010 does not include the effect of 0.7 million unvested restricted stock and restricted stock units because to do so would be anti-dilutive.

(2)	The effect of stock options and unvested restricted stock and restricted stock units outstanding has not been included in the calculation of shares outstanding for diluted EPS for the years ended December 31, 2009 and 2008 as their effect would have been anti-dilutive. Had we recognized net income for these periods, incremental shares attributable to the assumed exercise of outstanding options and the assumed vesting of unvested restricted stock and restricted stock units would have increased diluted weighted-average shares outstanding by two million shares and three million shares for the years ended December 31, 2009 and 2008, respectively.

3.	Oil and Gas Assets:

Property and Equipment

Property and equipment consisted of the following at:

	December 31,
	2010	2009	2008
	(In millions)

Oil and gas properties:
Subject to amortization	$10,627	$9,090	$8,961
Not subject to amortization	1,658	1,223	1,303

Gross oil and gas properties	12,285	10,313	10,264
Accumulated depreciation, depletion and amortization	(5,730)	(5,108)	(4,550)

Net oil and gas properties	6,555	5,205	5,714

Other property and equipment	114	93	85
Accumulated depreciation and amortization	(61)	(51)	(41)

Net other property and equipment	53	42	44

Total property and equipment, net	$6,608	$5,247	$5,758

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

The following is a summary of our oil and gas properties not subject to amortization as of December 31, 2010. We believe that our evaluation activities related to substantially all of our conventional properties not subject to amortization will be completed within four years. Because of the size of our unconventional resource plays, their entire evaluation will take significantly longer than four years. At December 31, 2010, approximately 65% of oil and gas properties not subject to amortization were associated with our unconventional resource plays.

	Costs Incurred In
	2010	2009	2008	2007 and Prior	Total
	(In millions)

Acquisition costs	$378	$146	$163	$331	$1,018
Exploration costs	202	61	58	22	343
Development costs	46	17	26	26	115
Fee mineral interests	—	—	—	23	23
Capitalized interest	58	51	50	—	159

Total oil and gas properties not subject to amortization	$684	$275	$297	$402	$1,658

Maverick Basin Asset Acquisition

On February 11, 2010, we acquired certain of TXCO Resources Inc.’s assets in the Maverick Basin of southwest Texas for approximately $205 million. In the acquisition, we obtained an interest in approximately 300,000 net acres, primarily in the Pearsall and Eagle Ford shale plays, as well as production of 1,500 barrels of oil equivalent per day. Our consolidated financial statements include the cash flows and results of operations for these assets subsequent to the acquisition date.

Other Asset Acquisitions and Sales

During 2010, 2009 and 2008 we acquired various other oil and gas properties for approximately $108 million, $9 million and $223 million, respectively, and sold various other oil and gas properties for approximately $12 million, $33 million and $9 million, respectively.

The cash flows and results of operations for the assets included in a sale are included in our consolidated financial statements up to the date of sale. All of the proceeds associated with our asset sales were recorded as adjustments to our domestic full cost pool.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Derivative Financial Instruments:

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

All of our derivative contracts are carried at their fair value on our consolidated balance sheet under the captions “Derivative assets” and “Derivative liabilities.” Substantially all of our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, volatility and, in the case of collars and floors, the time value of options. The calculation of the fair value of collars and floors requires the use of an option-pricing model. Please see Note 7, “Fair Value Measurements.” We recognize all realized and unrealized gains and losses related to these contracts on a mark-to-market basis in our consolidated statement of income under the caption “Commodity derivative income.” Settlements of derivative contracts are included in operating cash flows on our consolidated statement of cash flows.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, we had outstanding contracts with respect to our future production that are not designated for hedge accounting as set forth in the tables below.

Natural Gas

		NYMEX Contract Price per MMBtu
					Collars				Estimated
		Swaps	Additional Put		Floors		Ceilings		Fair Value
	Volume in	(Weighted		Weighted		Weighted		Weighted	Asset
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	(Liability)
									(In millions)

January 2011 — March 2011
Price swap contracts	24,300	$6.30	—	—	—	—	—	—	$48
3-Way collar contracts	9,900	—	$4.50	$4.50	$6.00	$6.00	$7.75- $8.03	$7.91	13
April 2011 — June 2011
Price swap contracts	24,570	6.30	—	—	—	—	—	—	46
3-Way collar contracts	10,010	—	4.50	4.50	6.00	6.00	7.75-8.03	7.91	11
July 2011 — September 2011
Price swap contracts	24,840	6.30	—	—	—	—	—	—	43
3-Way collar contracts	10,120	—	4.50	4.50	6.00	6.00	7.75-8.03	7.91	11
October 2011 — December 2011
Price swap contracts	12,030	6.03	—	—	—	—	—	—	16
3-Way collar contracts	17,440	—	4.50	4.50	5.50-6.00	5.86	6.60-8.03	7.37	13
January 2012 — December 2012
Price swap contracts	18,300	5.42	—	—	—	—	—	—	7
3-Way collar contracts	83,570	—	3.50-4.50	4.28	5.00-6.00	5.49	5.20-7.55	6.36	27
January 2013 — December 2013
Price swap contracts	18,250	5.33	—	—	—	—	—	—	(1)
3-Way collar contracts	39,530	—	3.50-4.50	4.04	5.00-6.00	5.44	6.00-7.55	6.48	8

									$242

Oil

		NYMEX Contract Price Per Bbl
					Collars				Estimated
		Swaps	Additional Put		Floors		Ceilings		Fair Value
	Volume in	(Weighted		Weighted		Weighted		Weighted	Asset
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	(Liability)
									(In millions)

January 2011 — March 2011
Price swap contracts	900	$81.51	—	—	—	—	—	—	$(10)
3-Way collar contracts	1,350	—	$60.00- $65.00	$61.67	$75.00- $85.00	$77.67	$102.25- $121.50	$107.82	1
April 2011 — June 2011
Price swap contracts	910	81.51	—	—	—	—	—	—	(11)
3-Way collar contracts	1,365	—	60.00-65.00	61.67	75.00-85.00	77.67	102.25-121.50	107.82	(2)
July 2011 — September 2011
Price swap contracts	920	81.51	—	—	—	—	—	—	(12)
3-Way collar contracts	1,380	—	60.00-65.00	61.67	75.00-85.00	77.67	102.25-121.50	107.82	(2)
October 2011 — December 2011
Price swap contracts	920	81.51	—	—	—	—	—	—	(12)
3-Way collar contracts	1,564	—	60.00-65.00	61.47	75.00-85.00	77.35	102.25-121.50	107.60	(4)
January 2012 — December 2012
Price swap contracts	2,196	82.27	—	—	—	—	—	—	(25)
3-Way collar contracts	8,418	—	55.00-65.00	60.00	75.00-85.00	78.70	106.30-115.00	109.78	(13)
January 2013 — December 2013
3-Way collar contracts	4,745	—	55.00	55.00	80.00	80.00	109.50-111.40	110.54	(4)

									$(94)

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis Contracts

At December 31, 2010, we had natural gas basis contracts that are not designated for hedge accounting to lock in the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points in the Rocky Mountains and Mid-Continent, as set forth in the table below.

	Rocky Mountains		Mid-Continent		Estimated
		Weighted		Weighted	Fair Value
	Volume in	Average	Volume in	Average	Asset
	MMMBtus	Differential	MMMBtus	Differential	(Liability)
					(In millions)

January 2011 — March 2011	1,320	$(0.95)	1,800	$(0.55)	$(1)
April 2011 — June 2011	1,320	(0.95)	1,820	(0.55)	(1)
July 2011 — September 2011	1,320	(0.95)	2,440	(0.55)	(1)
October 2011 — December 2011	1,320	(0.95)	4,290	(0.55)	(2)
January 2012 — December 2012	4,920	(0.91)	18,300	(0.55)	(6)

					$(11)

Interest Rate Swap

We previously hedged $50 million principal amount of our $175 million 7 5/8% Senior Notes due 2011 through an interest rate swap. The swap provided for us to pay variable and receive fixed payments. During the first half of 2010, we repurchased our outstanding 7 5/8% Senior Notes due 2011 and received approximately $2 million upon the termination and settlement of the swap.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Disclosures about Derivative Instruments and Hedging Activities

We had derivative financial instruments recorded in our balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

		December 31,
Type of Contract	Balance Sheet Location	2010	2009
		(In millions)

Derivatives not designated as hedging instruments:
Natural gas contracts	Derivative assets — current	$201	$113
Oil contracts	Derivative assets — current	1	157
Basis contracts	Derivative assets — current	(5)	(3)
Natural gas contracts	Derivative assets — noncurrent	45	20
Oil contracts	Derivative assets — noncurrent	—	2
Basis contracts	Derivative assets — noncurrent	(6)	(4)
Oil contracts	Derivative liabilities — current	(53)	—
Basis contracts	Derivative liabilities — current	—	(2)
Natural gas contracts	Derivative liabilities — noncurrent	(4)	—
Oil contracts	Derivative liabilities — noncurrent	(42)	—
Basis contracts	Derivative liabilities — noncurrent	—	(5)

Total net derivative assets not designated as hedging instruments		137	278

Derivatives designated as a fair value hedge:
Interest rate swap	Derivative assets — current	—	2
Interest rate swap	Derivative assets — noncurrent	—	1

Total derivative assets designated as a hedging instrument		—	3

Total net derivative assets		$137	$281

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows:

		Year Ended
	Location of Gain (Loss)	December 31,
Type of Contract	Recognized in Income	2010	2009
		(In millions)

Derivatives not designated as hedging instruments:
Realized gain on natural gas contracts	Commodity derivative income	$290	$514
Realized gain on oil contracts	Commodity derivative income	141	343
Realized loss on basis contracts	Commodity derivative income	(5)	(1)

Total realized gain		426	856

Unrealized gain (loss) on natural gas contracts	Commodity derivative income	109	(127)
Unrealized loss on oil contracts	Commodity derivative income	(222)	(443)
Unrealized gain (loss) on basis contracts	Commodity derivative income	3	(34)

Total unrealized loss		(110)	(604)

Total gain on derivatives not designated as hedging instruments		316	252

Derivative designated as a fair value hedge:
Interest rate swap	Interest expense	—	1

Total		$316	$253

The total realized gain on commodity derivatives differs from the cash receipts on derivative settlements due to the recognition of option premiums associated with derivatives settled during the period.

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty. At December 31, 2010, Barclays Capital, JPMorgan Chase Bank, N.A., Morgan Stanley, Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 85% of our future hedged production, none of which were counterparty to more than 25% of our future hedged production.

A significant number of the counterparties to our derivative instruments also are lenders under our credit facility. Our credit facility, senior subordinated notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable:

As of the indicated dates, our accounts receivable consisted of the following:

	December 31,
	2010	2009
	(In millions)

Revenue	$199	$214
Joint interest	133	114
Other	23	17
Reserve for doubtful accounts	(1)	(6)

Total accounts receivable	$354	$339

During the third quarter of 2010, an oil export pipeline from our East Belumut platform was damaged by the activities of another company’s marine vessel unrelated to our operations in Malaysia. All expenses associated with the repair and clean up operations are covered by insurance. We recorded a receivable of $9 million related to our insurance coverage for these costs, which is included in Accounts Receivable — Other.

6.	Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:

	December 31,
	2010	2009
	(In millions)

Revenue payable	$69	$55
Accrued capital costs	327	289
Accrued lease operating expenses	54	47
Employee incentive expense	59	61
Accrued interest on debt	41	25
Taxes payable	81	101
Other	39	62

Total accrued liabilities	$670	$640

7.	Fair Value Measurements:

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, certain investments and interest rate swaps.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models (i.e., Black-Scholes) that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our valuation methodology for investments is a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk adjusted discount rates. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity options including, price collars, floors and three-way collars (as of December 31, 2010, our options were comprised of only three-way collars) and some financial investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Investments and Derivative Instruments

The following tables summarize the valuation of our investments and financial instrument assets (liabilities) by pricing levels:

	Fair Value Measurement Classification
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In millions)

As of December 31, 2009:
Money market fund investments	$15	$—	$—	$15
Investments available-for-sale:
Equity securities	7	—	—	7
Auction rate securities	—	—	40	40
Oil and gas derivative swap contracts	—	119	(14)	105
Oil and gas derivative option contracts	—	—	173	173
Interest rate swap	—	3	—	3

Total	$22	$122	$199	$343

As of December 31, 2010:
Investments available-for-sale:
Equity securities	$7	$—	$—	$7
Auction rate securities	—	—	30	30
Oil and gas derivative swap contracts	—	89	(11)	78
Oil and gas derivative option contracts	—	—	59	59

Total	$7	$89	$78	$174

The determination of the fair values above incorporates various factors, which include not only the impact of our non-performance risk on our liabilities, but also the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests). We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties.

As of December 31, 2010, we continued to hold $30 million of auction rate securities maturing beginning in 2033 that are classified as a Level 3 fair value measurement. This amount reflects a decrease in the fair value of these investments of $17 million ($11 million net of tax), recorded under the caption “Accumulated other comprehensive loss on our consolidated balance sheet. As of December 31, 2009, we held $40 million of auction rate securities, which reflected a decrease in the fair value of $15 million ($10 million net of tax). The debt instruments underlying these investments are mostly investment grade (rated BBB+ or better) and are guaranteed by the United States government or backed by private loan collateral. We do not believe the decrease in the fair value of these securities is permanent because we currently intend to hold these investments until the auction succeeds, the issuer calls the securities or the securities mature. Our current available borrowing capacity under our credit arrangements provides us the liquidity to continue to hold these securities.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for December 31, 2010:

	Investments	Derivatives	Total
	(In millions)

Balance at January 1, 2008	$120	$(341)	$(221)
Total realized or unrealized gains (losses):
Included in earnings	—	185	185
Included in other comprehensive income (loss)	(17)	—	(17)
Purchases, issuances and settlements(1)	(44)	698	654
Transfers in and out of Level 3	—	—	—

Balance at December 31, 2008	$59	$542	$601

Change in unrealized gains (losses) relating to investments and derivatives still held at December 31, 2008	$(17)	$485	$468

Balance at January 1, 2009	$59	$542	$601
Total realized or unrealized gains (losses):
Included in earnings	—	(55)	(55)
Included in other comprehensive income (loss)	2	—	2
Purchases, issuances and settlements	(21)	(328)	(349)
Transfers in and out of Level 3	—	—	—

Balance at December 31, 2009	$40	$159	$199

Change in unrealized gains (losses) relating to investments and derivatives still held at December 31, 2009	$—	$(95)	$(95)

Balance at January 1, 2010	$40	$159	$199
Total realized or unrealized gains (losses):
Included in earnings	—	31	31
Included in other comprehensive income (loss)	(2)	—	(2)
Purchases, issuances and settlements	(8)	(142)	(150)
Transfers in and out of Level 3	—	—	—

Balance at December 31, 2010	$30	$48	$78

Change in unrealized gains (losses) relating to investments and derivatives still held at December 31, 2010	$(2)	$53	$51

(1)	Derivative settlements include $502 million we paid to reset a portion of our oil hedging contracts for 2009 and 2010.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

The estimated fair value of our notes, based on quoted market prices as of the indicated dates, was as follows:

	December 31,
	2010	2009
	(In millions)

7 5/8% Senior Notes due 2011	$—	$180
6 5/8% Senior Subordinated Notes due 2014	333	333
6 5/8% Senior Subordinated Notes due 2016	568	553
7 1/8% Senior Subordinated Notes due 2018	626	605
6 7/8% Senior Subordinated Notes due 2020	733	—

Amounts outstanding under our credit arrangements at December 31, 2010 and 2009 are stated at cost, which approximates fair value. Please see Note 8, “Debt.”

8.	Debt:

As of the indicated dates, our debt consisted of the following:

	December 31,
	2010	2009
	(In millions)

Senior unsecured debt:
Revolving credit facility:
LIBOR based loans	$100	$384

Total revolving credit facility	100	384
Money market lines of credit(1)	35	—

Total credit arrangements	135	384
7 5/8% Senior Notes due 2011	—	175
Fair value of interest rate swap(2)	—	3

Total senior unsecured notes	—	178

Total senior unsecured debt	135	562
6 5/8% Senior Subordinated Notes due 2014	325	325
6 5/8% Senior Subordinated Notes due 2016	550	550
7 1/8% Senior Subordinated Notes due 2018	600	600
6 7/8% Senior Subordinated Notes due 2020	694	—

Total long-term debt	$2,304	$2,037

(1)	Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

(2)	We previously hedged $50 million principal amount of our $175 million 7 5/8% Senior Notes due 2011 through an interest rate swap. The swap provided for us to pay variable and receive fixed payments. During the first half of 2010, we repurchased our outstanding 7 5/8% Senior Notes due 2011 and received approximately $2 million upon the termination and settlement of the swap.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Arrangements

We have a revolving credit facility which provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent, and matures June 2012. In the future, total loan commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility. As of December 31, 2010, the largest individual loan commitment by any lender was 16% of total commitments.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate substantially equal to the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (87.5 basis points per annum at December 31, 2010).

We pay commitment fees on available but undrawn amounts based on a grid of our debt rating (0.175% per annum at December 31, 2010). We incurred fees under this arrangement of approximately $2 million, $1 million and $2 million for each of the years ended December 31, 2010, 2009 and 2008, respectively, which are recorded in interest expense on our consolidated statement of income.

Our credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0; maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns, and goodwill impairments) of at least 3.5 to 1.0. At December 31, 2010, we were in compliance with all of our debt covenants.

Letters of credit are subject to an issuance fee of 12.5 basis points and annual fees based on a grid of our debt rating (87.5 basis points at December 31, 2010). As of December 31, 2010, we had no letters of credit outstanding under our credit facility.

Subject to compliance with the restrictive covenants in our credit facility, as of December 31, 2010, we also have a total of $105 million of borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions.

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

During the first half of 2010, we accepted for purchase and payment our $175 million aggregate principal amount of 7 5/8% Senior Notes due 2011. The tender offer and repurchase included the payment of an early redemption premium of $12 million. This premium was recorded under the caption “Operating expenses — Other” on our consolidated statement of income. We primarily funded the tender offer with a portion of the proceeds from our January 25, 2010 Senior Subordinated Notes issuance.

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

In January 2010, we issued $700 million aggregate principal amount of our 6 7/8% Senior Subordinated Notes due 2020 and received net proceeds of $686 million (net of discount and offering costs). These notes were issued at 99.109% of par to yield 7%. We used $294 million of the net proceeds to repay all of our then outstanding borrowings under our credit facility, $215 million to fund the acquisition of assets from TXCO Resources Inc. and funded a portion of the tender offer of our $175 million aggregate principal amount of 7 5/8% Senior Notes.

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

We may redeem some or all of our 7 1/8% notes due 2018 at any time on or after May 15, 2013 at a redemption price stated in the indenture governing the notes. Prior to May 15, 2013, we may redeem all, but not part, of these notes at a redemption price based on a make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, before May 15, 2011, we may redeem up to 35% of the original principal amount of these notes with the net cash proceeds of certain sales of our common stock at 107.125% of the principal amount, plus accrued and unpaid interest to the date of redemption.

We may redeem some or all of our 6 7/8% notes due 2020 at any time on or after February 1, 2015 at a redemption price stated in the indenture governing the notes. Prior to February 1, 2015, we may redeem some or all of these notes at a make-whole redemption price. In addition, before February 1, 2013, we may redeem up to 35% of these notes with the net cash proceeds of certain sales of our common stock at 106.875% of the principal amount, plus accrued and unpaid interest to the date of redemption.

The indenture governing our senior subordinated notes may limit our ability under certain circumstances to, among other things:

•	incur additional debt;

•	make restricted payments;

•	pay dividends on or redeem our capital stock;

•	make certain investments;

•	create liens;

•	engage in transactions with affiliates; and

•	engage in mergers, consolidations and sales and other dispositions of assets.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes:

For the indicated periods, income (loss) before income taxes consisted of the following:

	For the Year Ended December 31,
	2010	2009	2008
	(In millions)

U.S.	$658	$(1,033)	$(572)
Foreign	171	148	37

Total income (loss) before income taxes	$829	$(885)	$(535)

For the indicated periods, the total provision (benefit) for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2010	2009	2008
	(In millions)

Current taxes:
U.S. federal	$(1)	$4	$1
Foreign	60	44	35
Deferred taxes:
U.S. federal	228	(352)	(165)
U.S. state	16	(28)	(34)
Foreign	3	(11)	1

Total provision (benefit) for income taxes	$306	$(343)	$(162)

The provision (benefit) for income taxes for each of the years in the three-year period ended December 31, 2010 was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	For the Year Ended December 31,
	2010	2009	2008
	(In millions)

Amount computed using the statutory rate	$290	$(310)	$(187)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	11	(18)	(22)
Net effect of different tax rates in non-U.S. jurisdictions	5	5	(1)
Goodwill impairment	—	—	22
Valuation allowance	—	(24)	24
Other	—	4	2

Total provision (benefit) for income taxes	$306	$(343)	$(162)

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of the indicated dates, the components of our deferred tax asset and deferred tax liability were as follows:

	December 31, 2010			December 31, 2009
	U.S.	Foreign	Total	U.S.	Foreign	Total
	(In millions)

Deferred tax asset:
Net operating loss carryforwards	$661	$9	$670	$377	$6	$383
Alternative minimum tax credit	85	—	85	90	—	90
Stock compensation	22	—	22	28	—	28
Marketable securities	6	—	6	6	—	6
Oil and gas properties	—	26	26	—	26	26
Valuation allowance	—	(6)	(6)	—	(6)	(6)
Other	25	—	25	28	—	28

Deferred tax asset	799	29	828	529	26	555

Deferred tax liability:
Commodity derivatives	(51)	—	(51)	(12)	—	(12)
Oil and gas properties	(1,474)	(45)	(1,519)	(998)	(40)	(1,038)

Deferred tax liability	(1,525)	(45)	(1,570)	(1,010)	(40)	(1,050)

Net deferred tax liability	(726)	(16)	(742)	(481)	(14)	(495)
Less: Net current deferred tax liability	(51)	—	(51)	(87)	—	(87)

Noncurrent deferred tax liability	$(675)	$(16)	$(691)	$(394)	$(14)	$(408)

As of December 31, 2010 and 2009, we had net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $2 billion and $1 billion, respectively, which may be used in future years to offset taxable income. NOL carryforwards of $273 million are subject to annual limitations due to stock ownership changes. To the extent not utilized, the NOL carryforwards will begin to expire during the years 2019 through 2030. Utilization of NOL carryforwards is dependent upon generating sufficient future taxable income in the appropriate jurisdictions within the carryforward period.

As of December 31, 2010 and 2009, we had NOL carryforwards for international income tax purposes of approximately $29 million. We currently estimate that we will not be able to utilize $17 million of our international NOLs because we do not have sufficient estimated future taxable income in the appropriate jurisdictions. Therefore, valuation allowances were established for these items in 2005 and 2006. The remaining $12 million will expire in 2013. Estimates of future taxable income can be significantly affected by changes in oil and gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

The rollforward of our deferred tax asset valuation allowance is as follows:

	For the Year Ended
	December 31,
	2010	2009	2008
	(In millions)

Balance at the beginning of the year	$(6)	$(30)	$(6)
Charged to provision for income taxes:
Malaysia ceiling test writedown	—	24	(24)

Balance at the end of the year	$(6)	$(6)	$(30)

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, we reversed the valuation allowance related to the deferred tax asset associated with our fourth quarter 2008 ceiling test writedown in Malaysia. The valuation allowance was released as a result of a substantial increase in our estimate of future taxable income in Malaysia due to increases in anticipated future crude oil prices.

U.S. deferred taxes have not been recorded with respect to foreign income of $39 million that is permanently reinvested internationally. We currently do not have any foreign tax credits available to reduce U.S. taxes on this income if it was repatriated.

10.	Stock-Based Compensation:

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

Historically, we have issued new shares of stock when stock options are exercised. Beginning in 2009, we began to utilize treasury shares when stock options are exercised, restricted stock is issued or restricted stock units vest.

Shares available for grant under our 2009 Omnibus Stock Plan are reduced by 1.5 times the number of shares of restricted stock or restricted stock units awarded under the plan, and are reduced by 1 times the number of shares subject to stock options awarded under the plan. At December 31, 2010, we had approximately (1) 1.4 million additional shares available for issuance pursuant to our existing employee and director plans if all future employee awards under our 2009 Omnibus Stock Plan are stock options, or (2) one million additional shares available for issuance pursuant to our existing employee and director plans if all future employee awards under our 2009 Omnibus Stock Plan are restricted stock or restricted stock units. Thus far, the majority of the awards under our 2009 Omnibus Stock Plan have been granted as restricted stock unit awards.

As of the indicated dates, our stock-based compensation consisted of the following:

	For the Year Ended
	December 31,
	2010	2009	2008
	(In millions)

Total stock-based compensation	$33	$45	$37
Capitalized in oil and gas properties	(11)	(17)	(11)

Net stock-based compensation expense	$22	$28	$26

The excess tax benefit realized from stock options exercised is recognized as a credit to additional paid-in capital and is calculated as the amount by which the tax deduction we receive exceeds the deferred tax asset associated with recorded stock-based compensation expense. We did not realize an excess tax benefit from stock-based compensation for 2010, 2009 or 2008 because we did not have sufficient taxable income to fully realize the deduction. At December 31, 2010, we had unrecognized net operating losses of $83 million related to stock-based compensation.

As of December 31, 2010, we had approximately $55 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards. This compensation expense is expected to be recognized on a straight-line basis over the applicable remaining vesting period. The full amount is expected to be recognized within approximately five years.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options.  We have granted stock options under several plans. Options generally expire ten years from the date of grant and become exercisable at the rate of 20% per year. The exercise price of options cannot be less than the fair market value per share of our common stock on the date of grant.

The following table provides information about stock option activity for the years ended December 31, 2010, 2009 and 2008:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Grant Date	Weighted	Aggregate
	Underlying	Price	Fair Value	Average Remaining	Intrinsic
	Options	per Share	per Share	Contractual Life	Value(1)
	(In millions)			(In years)	(In millions)

Outstanding at December 31, 2007	3.8	$24.21		5.6	$108
Granted(2)	0.7	48.45	$16.30
Exercised	(0.8)	22.38			29
Forfeited	(0.2)	33.83

Outstanding at December 31, 2008	3.5	28.74		5.5	3
Granted	—	—	—
Exercised	(0.5)	21.07			9
Forfeited	(0.1)	32.74

Outstanding at December 31, 2009	2.9	29.82		4.7	56
Granted	—	—	—
Exercised	(1.4)	24.34			46
Forfeited	—	—

Outstanding at December 31, 2010	1.5	$34.58		4.7	$58

Exercisable at December 31, 2010	1.2	$31.60		4.2	$51

(1)	The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

(2)	The fair value of the options granted during 2008 was determined using the Black-Scholes option valuation model, assuming no dividends, a risk-free weighted-average interest rate of 2.83%, an expected life of 5.2 years and weighted-average volatility of 31.7%.

On December 31, 2010, the last reported sales price of our common stock on the New York Stock Exchange was $72.11 per share.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Options Outstanding				Options Exercisable
	Number of	Weighted	Weighted	Number of	Weighted
	Shares	Average	Average	Shares	Average
	Underlying	Remaining	Exercise Price	Underlying	Exercise Price
	Options	Contractual Life	per Share	Options	per Share
	(In millions)	(In years)		(In millions)

$12.51 to $17.50	0.1	1.7	$16.62	0.1	$16.62
17.51 to 22.50	0.1	1.9	18.61	0.1	18.61
22.51 to 27.50	0.2	3.2	24.83	0.2	24.83
27.51 to 35.00	0.4	4.0	31.17	0.4	31.17
35.01 to 41.72	0.1	4.3	37.13	0.1	37.13
41.73 to 48.45	0.6	7.1	48.45	0.3	48.45

	1.5	4.7	$34.58	1.2	$31.60

Restricted Stock.  At December 31, 2010, our employees held an aggregate of 2.2 million shares of restricted stock and restricted stock units that primarily vest over a service period of three to five years. The vesting of these shares and units is dependent upon the employee’s continued service with our company. In addition, at December 31, 2010, our employees held 0.3 million shares of restricted stock subject to performance-based vesting criteria (substantially all of which are considered market-based restricted stock under authoritative accounting guidance).

Under our non-employee director restricted stock plan as in effect on December 31, 2010, immediately after each annual meeting of our stockholders, each of our non-employee directors then in office receive a number of shares of restricted stock determined by dividing a specified market value by the closing sales price of our common stock on the date of the annual meeting. In addition, each non-employee director who is appointed by our Board (not in connection with an annual meeting of stockholders) is granted restricted stock with the same market value as used for the previous annual meeting, with the number of shares of restricted stock determined by dividing the market value by the closing sales price of our common stock on the date of appointment. With respect to grants made on the date of our 2009 annual meeting of stockholders, the market value of the award to non-employee directors was $100,000. With respect to each annual meeting after our 2009 annual meeting, the Nominating & Corporate Governance Committee of our Board determines the market value of the award by resolution in advance of the meeting. In 2010, the market value of the award was $150,000. If the Chairman of the Board is a non-employee director, the award amount may be greater than the award amount for the other non-employee directors. If a non-employee director Chairman of the Board is appointed not in connection with an annual meeting, the award amount will be determined by the Nominating & Corporate Governance Committee on the date of appointment. Restrictions on restricted stock granted pursuant to the plan generally lapse on the day before the first annual meeting of stockholders after the date of grant. An aggregate of 200,000 shares of restricted stock were initially available for issuance pursuant to our non-employee director restricted stock plan. As of December 31, 2010, there were 137,277 shares of restricted stock available for grant and 29,360 shares of restricted stock outstanding under our non-employee director restricted stock plan.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about restricted stock and restricted stock unit activity for the years ended December 31, 2010, 2009 and 2008:

				Weighted
				Average
		Performance/		Grant Date
	Service-Based	Market-Based		Fair Value
	Shares	Shares	Total Shares	per Share
	(In millions, except per share data)

Non-vested shares outstanding at December 31, 2007	1.2	1.6	2.8	$29.77
Granted	1.0	—	1.0	42.44
Forfeited	(0.4)	(0.4)	(0.8)	26.86
Vested	(0.1)	—	(0.1)	42.11

Non-vested shares outstanding at December 31, 2008	1.7	1.2	2.9	34.58
Granted	1.1	—	1.1	24.03
Forfeited	(0.1)	(0.3)	(0.4)	26.84
Vested	(0.3)	(0.1)	(0.4)	36.07

Non-vested shares outstanding at December 31, 2009	2.4	0.8	3.2	31.60
Granted	0.6	0.1	0.7	52.20
Forfeited	(0.2)	(0.1)	(0.3)	33.09
Vested	(0.6)	(0.5)	(1.1)	32.78

Non-vested shares outstanding at December 31, 2010	2.2	0.3	2.5	$36.84

The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2010, 2009 and 2008 was $39 million, $15 million and $3 million, respectively.

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

At our May 7, 2010 annual meeting, our stockholders approved the Newfield Exploration Company 2010 Employee Stock Purchase Plan. This plan replaced our 2001 Employee Stock Purchase Plan which was terminated on June 30, 2010. This plan became effective July 1, 2010 with one million shares of our common stock available for issuance.

During 2010, options to purchase 83,009 shares of our common stock were issued under our employee stock purchase plans. The weighted-average fair value of each option was $13.23 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 0.21%, an expected life of six months and weighted-average volatility of 45%. At December 31, 2010, 954,737 shares of our common stock remained available for issuance under the current plan.

During 2009, options to purchase 139,207 shares of our common stock at a weighted-average fair value of $8.95 per share were issued under the plan. The fair value of the options granted was determined using the

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 0.29%, an expected life of six months and weighted-average volatility of 80.49%.

During 2008, options to purchase 104,327 shares of our common stock at a weighted-average fair value of $17.00 per share were issued under the plan. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 2.48%, an expected life of six months and weighted-average volatility of 42.57%.

11.	Pension Plan Obligation:

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

Post-Retirement Medical Plan

We sponsor a post-retirement medical plan that covers all retired employees until they reach age 65. At December 31, 2010, both our accumulated benefit obligation and our accrued benefit costs were $8 million. Our net periodic benefit cost has been approximately $1 million per year.

The expected future benefit payments under our post-retirement medical plan for the next ten years are as follows (in millions):

2011 — 2015	$2
2016 — 2020	5

Annual Cash Incentive Compensation Plan

During 2010, our Board of Directors, with the recommendation of the Compensation & Management Development Committee approved a new annual cash incentive compensation plan for all employees (the 2011 Annual Incentive Plan). Under the 2011 Annual Incentive Plan, the Compensation & Management Development Committee determines the annual award pool for all employees based upon a number of factors including the Company’s performance against stated performance goals and in comparison with peer companies in our industry. All employees are eligible if employed on October 1 and December 31 of the performance period. Beginning with the year ended December 31, 2010, our annual cash incentive compensation will be paid in a single payment to employees during the first quarter after the end of the performance period.

Incentive compensation awards for periods prior to 2010 were made under our 2003 Incentive Compensation Plan. That plan provided for the creation of an award pool that was equal to 5% of our adjusted net income (as defined in the plan) and it was administered by the Compensation & Management Development Committee. Awards under the plan could have both a current and a long-term component with the long-term cash awards being paid in four annual installments consisting of 25% of the long-term award, plus interest.

Total incentive compensation expense for the years ended December 31, 2010, 2009 and 2008 was $36 million, $28 million and $35 million, respectively.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) and Deferred Compensation Plans

We sponsor a 401(k) profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers all of our employees other than employees of our foreign subsidiaries. We match $1.00 for each $1.00 of employee deferral, with our contribution not to exceed 8% of an employee’s salary, subject to limitations imposed by the IRS. We also sponsor a highly compensated employee deferred compensation plan. This non-qualified plan allows an eligible employee to defer a portion of his or her salary or bonus on an annual basis. We match $1.00 for each $1.00 of employee deferral, with our contribution not to exceed 8% of an employee’s salary, subject to limitations imposed by the plan. Our contribution with respect to each participant in the deferred compensation plan is reduced by the amount of contribution made by us to our 401(k) plan for that participant. Our combined contributions to these two plans totaled $6 million for the year ended December 31, 2010 and $5 million for each of the years ended December 31, 2009 and 2008.

13.	Commitments and Contingencies:

Lease Commitments

We have various commitments under non-cancellable operating lease agreements for office space and firm transportation. Future minimum payments required under these leases as of December 31, 2010 are as follows (in millions):

Year Ending December 31,
2011	$70
2012	82
2013	83
2014	82
2015	77
Thereafter	263

Total minimum lease payments	$657

Rent expense with respect to our lease commitments for office space for the years ended December 31, 2010, 2009 and 2008 was $11 million, $9 million and $8 million, respectively.

Other Commitments

As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data and fulfilling other related commitments. At December 31, 2010, these work-related commitments totaled $65 million, all of which were attributable to our international business.

We also have various commitments for drilling rigs and other equipment, as well as certain service contracts. The majority of these commitments are related to contracts for hydraulic well fracturing services and drilling rigs and payments under these contracts are accounted for as capital additions to our oil and gas properties. As of December 31, 2010, future payments under these agreements are approximately $88 million in 2011, $71 million in 2012, and $14 million in 2013.

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have various oil and gas production volume delivery commitments that are primarily related to operations in our Mid-Continent and Rocky Mountain divisions. As of December 31, 2010, our delivery commitments through 2018 were as follows:

Year Ending December 31,	Natural Gas	Oil
	(MMMBtus)	(MBbls)

2011	34,196	913
2012	18,300	915
2013	—	1,825
2014	—	1,825
2015	—	1,825
Thereafter	—	3,655

Total delivery commitments	52,496	10,958

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

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide the geographic operating segment information for the years ended December 31, 2010, 2009 and 2008. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

				Other
	Domestic	Malaysia	China	International	Total
	(In millions)

Year Ended December 31, 2010:
Oil and gas revenues	$1,427	$399	$57	$—	$1,883
Operating expenses:
Lease operating	264	56	6	—	326
Production and other taxes	44	73	9	—	126
Depreciation, depletion and amortization	515	110	16	3	644
General and administrative	150	5	1	—	156
Ceiling test and other impairments	7	—	—	—	7
Other	10	—	—	—	10
Allocated income taxes	162	59	6	(1)

Net income (loss) from oil and gas properties	$275	$96	$19	$(2)

Total operating expenses					1,269

Income from operations					614
Interest expense, net of interest income,
capitalized interest and other					(101)
Commodity derivative income					316

Income before income taxes					$829

Total long-lived assets	$5,973	$405	$177	$—	$6,555

Additions to long-lived assets	$1,816	$133	$38	$—	$1,987

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Other
	Domestic	Malaysia	China	International	Total
	(In millions)

Year Ended December 31, 2009:
Oil and gas revenues	$972	$321	$45	$—	$1,338
Operating expenses:
Lease operating	203	51	5	—	259
Production and other taxes	33	25	5	—	63
Depreciation, depletion and amortization	463	111	13	—	587
General and administrative	139	4	1	—	144
Ceiling test and other impairments	1,344	—	—	—	1,344
Other	8	—	—	—	8
Allocated income taxes	(438)	49	5	—

Net income (loss) from oil and gas properties	$(780)	$81	$16	$—

Total operating expenses					2,405

Loss from operations					(1,067)
Interest expense, net of interest income, capitalized interest and other					(70)
Commodity derivative income					252

Loss before income taxes					$(885)

Total long-lived assets	$4,668	$379	$155	$3	$5,205

Additions to long-lived assets	$1,275	$98	$59	$—	$1,432

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Other
	Domestic	Malaysia	China	International	Total
	(In millions)

Year Ended December 31, 2008:
Oil and gas revenues	$1,861	$305	$59	$—	$2,225
Operating expenses:
Lease operating	210	52	3	—	265
Production and other taxes	60	86	11	—	157
Depreciation, depletion and amortization	597	88	12	—	697
General and administrative	136	2	2	1	141
Ceiling test and other impairments	1,792	71	—	—	1,863
Other	4	—	—	—	4
Allocated income taxes	(357)	2	8	—

Net income (loss) from oil and gas properties	$(581)	$4	$23	$(1)

Total operating expenses					3,127

Loss from operations					(902)
Interest expense, net of interest income, capitalized interest and other					(41)
Commodity derivative income					408

Loss before income taxes					$(535)

Total long-lived assets	$5,212	$390	$109	$3	$5,714

Additions to long-lived assets	$2,065	$182	$43	$1	$2,291

15.	Supplemental Cash Flows Information:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash Payments:
Interest payments, net of interest capitalized of $58, $51 and $60
during 2010, 2009 and 2008, respectively	$79	$74	$47
Income tax payments	87	3	6
Non-cash items excluded from the statement of cash flows:
(Increase) decrease in accrued capital expenditures	$(8)	$12	$33
Increase in asset retirement costs	(13)	(19)	(16)

16.	Related Party Transaction:

Susan G. Riggs, our Treasurer, is a minority owner of Huffco International L.L.C. (Huffco). In May 1997, before Ms. Riggs joined us, we acquired from Huffco an entity now known as Newfield China, LDC, the owner of a 12% interest in a three field unit located on Blocks 04/36 and 05/36 in Bohai Bay, offshore China. Huffco retained preferred shares of Newfield China that provide for an aggregate dividend equal to 10% of the excess of proceeds received by Newfield China from the sale of oil, gas and other minerals over all costs

NEWFIELD EXPLORATION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred with respect to exploration and production in Block 05/36, plus the cash purchase price we paid Huffco for Newfield China ($6 million). During 2010 and 2009, Newfield China paid $4 million and $2 million, respectively, of dividends to Huffco on the preferred shares of Newfield China. Based on our estimate of the net present value of the proved reserves associated with Block 05/36, the indirect interest (through Huffco) in Newfield China’s preferred shares held by Ms. Riggs had a net present value of approximately $175,000 at December 31, 2010.

17.	Quarterly Results of Operations (Unaudited):

The results of operations by quarter for the indicated periods are as follows:

	2010 Quarter Ended(1)
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

Oil and gas revenues	$458	$448	$449	$528
Income from operations	175	130	146	163
Net income	244	96	161	22
Basic earnings per common share(2)	$1.87	$0.73	$1.22	$0.17
Diluted earnings per common share	$1.84	$0.72	$1.20	$0.17

	2009 Quarter Ended
	March 31	June 30	September 30	December 31(1)
	(In millions, except per share data)

Oil and gas revenues	$262	$287	$375	$414
Income (loss) from operations(3)	(1,355)	39	112	137
Net income (loss)	(694)	(39)	78	113
Basic earnings (loss) per common share(2)	$(5.35)	$(0.30)	$0.59	$0.87
Diluted earnings (loss) per common share	$(5.35)	$(0.30)	$0.58	$0.86

(1)	Effective December 31, 2009, we adopted revised authoritative accounting and disclosure requirements for oil and gas reserves. As a result, amounts for the fourth quarter of 2009 and all quarters during 2010 are not on a basis comparable to prior periods.

(2)	The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted-average number of shares outstanding during that quarter.

(3)	Income (loss) from operations for the first quarter of 2009 includes a full cost ceiling test writedown of $1.3 billion.

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED

Costs Incurred

Costs incurred for oil and gas property acquisitions, exploration and development for each of the years in the three-year period ended December 31, 2010 are as follows:

				Other
	Domestic	Malaysia	China	International	Total
	(In millions)

2010:
Property acquisitions:
Unproved	$329	$—	$—	$—	$329
Proved	71	—	—	—	71
Exploration(1)	896	45	24	—	965
Development(2)	520	88	14	—	622

Total costs incurred(3)	$1,816	$133	$38	$—	$1,987

2009:
Property acquisitions:
Unproved	$114	$—	$—	$—	$114
Proved	33	—	—	—	33
Exploration(1)	817	38	47	—	902
Development(2)	311	60	12	—	383

Total costs incurred(3)	$1,275	$98	$59	$—	$1,432

2008:
Property acquisitions:
Unproved	$235	$9	$1	$—	$245
Proved	128	—	—	—	128
Exploration(1)	1,294	53	28	1	1,376
Development(2)	408	120	14	—	542

Total costs incurred(3)	$2,065	$182	$43	$1	$2,291

(1)	Includes $248 million, $181 million and $351 million of domestic costs for non-exploitation activities for 2010, 2009 and 2008, respectively; $27 million, $21 million and $20 million of Malaysia costs for non-exploitation activities for 2010, 2009 and 2008, respectively; and $24 million, $47 million and $28 million of China costs for non-exploitation activities for 2010, 2009 and 2008. Non-exploitation activities for Other International were immaterial in 2010 and 2009, and $1 million in 2008.

(2)	Includes $13 million, $19 million and $15 million for 2010, 2009 and 2008, respectively, of asset retirement costs.

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

(3)	Other items impacting the capitalized costs of our oil and gas properties which are not included in total costs incurred are as follows:

	2010	2009	2008
	(In millions)

Proceeds from property sales — Domestic	$12	$33	$17
Insurance settlement proceeds — Domestic	—	7	—
Ceiling test writedown — Domestic	—	1,344	1,730
Ceiling test writedown — Malaysia	—	—	71

	$12	$1,384	$1,818

Capitalized Costs

Capitalized costs for our oil and gas producing activities consisted of the following at the end of each of the years in the three-year period ended December 31, 2010:

				Other
	Domestic	Malaysia	China	International	Total
		(In millions)

December 31, 2010:
Proved properties	$9,903	$673	$166	$—	$10,742
Unproved properties	1,383	94	66	—	1,543

	11,286	767	232	—	12,285
Accumulated depreciation, depletion and amortization	(5,313)	(362)	(55)	—	(5,730)

Net capitalized costs	$5,973	$405	$177	$—	$6,555

December 31, 2009:
Proved properties	$8,500	$561	$121	$—	$9,182
Unproved properties	982	73	73	3	1,131

	9,482	634	194	3	10,313
Accumulated depreciation, depletion and amortization	(4,814)	(255)	(39)	—	(5,108)

Net capitalized costs	$4,668	$379	$155	$3	$5,205

December 31, 2008:
Proved properties	$8,457	$473	$102	$—	$9,032
Unproved properties	1,133	63	33	3	1,232

	9,590	536	135	3	10,264
Accumulated depreciation, depletion and amortization	(4,378)	(146)	(26)	—	(4,550)

Net capitalized costs	$5,212	$390	$109	$3	$5,714

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

Recent SEC and FASB Rule-Making Activities.  On December 31, 2008, the SEC issued the Final Rule adopting revisions to the SEC’s oil and gas reporting disclosure requirements. In addition, in January 2010, the FASB issued ASU 2010-03, which aligned the FASB’s oil and gas reserve estimation and disclosure requirements with the requirements in the SEC’s Final Rule. See Note 1, “Organization and Summary of Significant Accounting Policies — New Accounting Requirements.”

We adopted the Final Rule and ASU 2010-03 effective December 31, 2009 as a change in accounting principle that is inseparable from a change in accounting estimate. Such a change was accounted for prospectively under the authoritative accounting guidance. Comparative disclosures applying the new rules for periods before the adoption of ASU 2010-03 and the Final Rule were not required.

Our adoption of ASU 2010-03 and the Final Rule on December 31, 2009 impacted our financial statements and other disclosures in our annual report on Form 10-K for the year ended December 31, 2010, as follows:

•	All oil and gas reserves volumes presented as of and for the years ended December 31, 2010 and 2009 were prepared using the updated reserves rules and are not on a basis comparable with the prior period. This change in comparability occurred because we estimated our proved reserves at December 31, 2010 and 2009 using the updated reserves rules, which require use of the unweighted average first-day-of-the-month commodity prices for the prior twelve months, adjusted for market differentials, and permits the use of reliable technologies to support reserve estimates. Under the previous reserve estimation rules, which are no longer in effect, our net proved oil and gas reserves would have been calculated using end of period oil and gas prices.

•	Our full-cost ceiling test calculations at December 31, 2010 and 2009 used discounted cash flow models for our estimated proved reserves, which were calculated using the updated reserves rules.

•	We historically have applied a policy of using our year-end proved reserves to calculate our fourth quarter depletion rate. As a result, the estimate of proved reserves for determining our depletion rate and resulting expense for the fourth quarter of 2009 and subsequent quarters is not on a basis comparable to the prior quarters or the prior year.

Reserves Estimates.  All reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. The preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data input into reserves forecasting and economics evaluation software, as well as multi-discipline management reviews. The technical employee responsible for overseeing the preparation of the reserves estimates has a Bachelor of Science in Petroleum Engineering, with more than 25 years of experience (including 15 years of experience in reserve estimation) and is a Registered Professional Engineer in Texas. For additional information regarding our reserves estimation process please see Items 1 and 2, “Business and Properties — Reserves.”

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Estimated Net Quantities of Proved Oil and Gas Reserves

The following table sets forth our total net proved reserves and our total net proved developed reserves as of December 31, 2007, 2008, 2009 and 2010 and the changes in our total net proved reserves during the three-year period ended December 31, 2010:

	Oil, Condensate and Natural				Natural
	Gas Liquids (MMBbls)				Gas (Bcf)	Total Natural Gas Equivalents (Bcfe)
	Domestic	Malaysia(1)	China(1)	Total	Domestic	Domestic	Malaysia(1)	China(1)	Total

Proved developed and undeveloped reserves as of:
December 31, 2007	95	14	5	114	1,810	2,381	83	32	2,496
Revisions of previous estimates	(4)	7	1	4	(93)	(116)	44	5	(67)
Extensions, discoveries and other additions	26	5	2	33	534	687	29	8	724
Purchases of properties	1	—	—	1	29	34	—	—	34
Sales of properties	—	—	—	—	(2)	(2)	—	—	(2)
Production	(7)	(4)	(1)	(12)	(168)	(210)	(21)	(4)	(235)

December 31, 2008	111	22	7	140	2,110	2,774	135	41	2,950
Revisions of previous estimates(2)	(3)	—	(1)	(4)	(358)	(376)	—	(8)	(384)
Extensions, discoveries and other additions(3)	38	8	2	48	1,045	1,270	48	13	1,331
Purchases of properties	1	—	—	1	6	11	—	—	11
Sales of properties	(2)	—	—	(2)	(26)	(35)	—	—	(35)
Production	(8)	(5)	(1)	(14)	(172)	(220)	(32)	(5)	(257)

December 31, 2009	137	25	7	169	2,605	3,424	151	41	3,616
Revisions of previous estimates(4)	(5)	1	—	(4)	(268)	(298)	9	—	(289)
Extensions, discoveries and other additions	46	7	—	53	338	614	40	—	654
Purchases of properties	2	—	—	2	9	22	—	—	22
Sales of properties	—	—	—	—	—	(3)	—	—	(3)
Production	(10)	(5)	(1)	(16)	(192)	(252)	(31)	(5)	(288)

December 31, 2010	170	28	6	204	2,492	3,507	169	36	3,712

Proved developed reserves as of:
December 31, 2007	61	6	4	71	1,136	1,505	38	23	1,566
December 31, 2008	65	12	5	82	1,336	1,727	72	28	1,827
December 31, 2009	70	10	5	85	1,397	1,820	60	28	1,908
December 31, 2010	90	15	5	110	1,505	2,045	91	28	2,164

(1)	All of our reserves in Malaysia and China are associated with production sharing contracts and are calculated using the economic interest method.

(2)	Total revisions in 2009 included 259 Bcfe of reserves that were no longer economic utilizing a natural gas price of $3.87 per MMBtu for our year-end 2009 reserve calculations. The remaining 125 Bcfe were performance related revisions.

(3)	Domestic extension, discoveries and other additions in 2009 included 693 Bcfe of additions resulting from the change in the SEC definition of proved reserves, expanding proved undeveloped reserve locations beyond one direct offset away from producing wells. Such locations exist primarily in our Woodford Shale and Monument Butte fields.

(4)	Total revisions in 2010 include approximately 315 Bcfe of proved undeveloped reserves (nearly all Mid-Continent natural gas reserves) that were reclassified to probable reserves because a slower pace of development activity placed them beyond the five-year development horizon.

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

Under the standardized measure, future cash inflows were estimated by applying the prices used in estimating our proved oil and gas reserves to the year-end quantities of those reserves. Future cash inflows do not reflect the impact of open hedge positions. See Note 4, “Derivative Financial Instruments.” Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. The standardized measure is derived from using a discount rate of 10% a year to reflect the timing of future net cash flows relating to proved oil and gas reserves.

In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible outcomes.

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

The standardized measure of discounted future net cash flows from an estimated proved oil and gas reserves is as follows:

	Domestic	Malaysia	China	Total
	(In millions)

2010:
Future cash inflows	$20,694	$2,145	$461	$23,300
Less related future:
Production costs	(4,360)	(1,056)	(171)	(5,587)
Development and abandonment costs	(3,089)	(199)	(23)	(3,311)

Future net cash flows before income taxes	13,245	890	267	14,402
Future income tax expense	(4,146)	(191)	(52)	(4,389)

Future net cash flows before 10% discount	9,099	699	215	10,013
10% annual discount for estimating timing of cash flows	(5,041)	(142)	(76)	(5,259)

Standardized measure of discounted future net cash flows	$4,058	$557	$139	$4,754

2009:
Future cash inflows	$14,738	$1,594	$392	$16,724
Less related future:
Production costs	(3,864)	(701)	(109)	(4,674)
Development and abandonment costs	(3,016)	(245)	(27)	(3,288)

Future net cash flows before income taxes	7,858	648	256	8,762
Future income tax expense	(1,879)	(109)	(52)	(2,040)

Future net cash flows before 10% discount	5,979	539	204	6,722
10% annual discount for estimating timing of cash flows	(3,645)	(133)	(80)	(3,858)

Standardized measure of discounted future net cash flows	$2,334	$406	$124	$2,864

2008:
Future cash inflows	$13,629	$879	$242	$14,750
Less related future:
Production costs	(3,782)	(329)	(62)	(4,173)
Development and abandonment costs	(2,510)	(148)	(23)	(2,681)

Future net cash flows before income taxes	7,337	402	157	7,896
Future income tax expense	(1,895)	(18)	(21)	(1,934)

Future net cash flows before 10% discount	5,442	384	136	5,962
10% annual discount for estimating timing of cash flows	(2,897)	(81)	(55)	(3,033)

Standardized measure of discounted future net cash flows	$2,545	$303	$81	$2,929

NEWFIELD EXPLORATION COMPANY

SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Set forth in the table below is a summary of the changes in the standardized measure of discounted future net cash flows for our proved oil and gas reserves during each of the years in the three-year period ended December 31, 2010:

	Domestic	Malaysia	China	Total
	(In millions)

2010:
Beginning of the period	$2,334	$406	$124	$2,864
Revisions of previous estimates:
Changes in prices and costs	1,720	54	25	1,799
Changes in quantities	(372)	44	—	(328)
Changes in future development costs	119	(18)	(2)	99
Development costs incurred during the period	401	92	8	501
Additions to proved reserves resulting from extensions,
discoveries and improved recovery, less related costs	1,179	194	—	1,373
Purchases and sales of reserves in place, net	60	—	—	60
Accretion of discount	307	49	16	372
Sales of oil and gas, net of production costs	(810)	(187)	(32)	(1,029)
Net change in income taxes	(1,115)	(70)	(2)	(1,187)
Production timing and other	235	(7)	2	230

Net increase	1,724	151	15	1,890

End of period	$4,058	$557	$139	$4,754

2009:
Beginning of the period	$2,545	$303	$81	$2,929
Revisions of previous estimates:
Changes in prices and costs	(351)	142	55	(154)
Changes in quantities	(550)	(1)	(35)	(586)
Changes in future development costs	273	13	(8)	278
Development costs incurred during the period	303	51	9	363
Additions to proved reserves resulting from extensions,
discoveries and improved recovery, less related costs	572	99	50	721
Purchases and sales of reserves in place, net	(23)	—	—	(23)
Accretion of discount	336	33	9	378
Sales of oil and gas, net of production costs	(807)	(130)	(21)	(958)
Net change in income taxes	164	(68)	(19)	77
Production timing and other	(128)	(36)	3	(161)

Net increase (decrease)	(211)	103	43	(65)

End of period	$2,334	$406	$124	$2,864

2008:
Beginning of the period	$4,033	$368	$130	$4,531
Revisions of previous estimates:
Changes in prices and costs	(2,558)	(189)	(79)	(2,826)
Changes in quantities	(196)	169	13	(14)
Changes in future development costs	(10)	(33)	1	(42)
Development costs incurred during the period	352	88	13	453
Additions to proved reserves resulting from extensions,
discoveries and improved recovery, less related costs	774	61	18	853
Purchases and sales of reserves in place, net	46	—	—	46
Accretion of discount	580	44	16	640
Sales of oil and gas, net of production costs	(1,230)	(166)	(34)	(1,430)
Net change in income taxes	952	58	20	1,030
Production timing and other	(198)	(97)	(17)	(312)

Net decrease	(1,488)	(65)	(49)	(1,602)

End of period	$2,545	$303	$81	$2,929

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Election of Directors,” “Section 16(A) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Board of Directors,” “Corporate Governance — Committees,” “Corporate Governance — Audit Committee,” “Corporate Governance — Nominating & Corporate Governance Committee” and “Stockholder Proposals for 2012 Annual Meeting and Director Nominations” in our proxy statement for our 2011 annual meeting of stockholders to be held on May 5, 2011 (the “2011 Proxy Statement”) and the information set forth under the heading “Executive Officers of the Registrant” in this report are incorporated herein by reference.

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

The information appearing in our 2011 Proxy Statement under the headings “Compensation & Management Development Committee Report” (which is furnished), “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2011 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2011 Proxy Statement under the headings “Corporate Governance — Board of Directors,” “Corporate Governance — Committees” and “Interests of Management and Others in Certain Transactions” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information appearing in our 2011 Proxy Statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

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

Exhibits

Exhibit
Number			Title

3.1		—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
3	.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))
3	.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))
3	.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))
3.2		—	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
4.1		—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))
4	.1.1	—	First Supplemental Indenture, dated as of February 19, 2010, to Senior Indenture dated as of February 28, 2001 between Newfield and U.S. Bank National Association (as successor to First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 19, 2010 (File No. 1-12534))
4.2		—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))
4	.2.1	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))
4	.2.2	—	Third Supplemental Indenture, dated as of April 3, 2006, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4.3 of Newfield’s Current Report on Form 8-K filed with the SEC on April 3, 2006 (File No. 1-12534))
4	.2.3	—	Form of Fourth Supplemental Indenture, to be dated as of May 8, 2008, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 7, 2008 (File No. 1-12534))

Exhibit
Number			Title

4	.2.4	—	Fifth Supplemental Indenture, dated as of January 25, 2010, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Newfield’s Current Report on Form 8-K filed with the SEC on January 25, 2010 (File No. 1-12534))
†10	.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))
†10	.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.4	—	Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on March 1, 2007 (File No. 1-12534))
†10	.4.1	—	First Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.4.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))
†10	.5	—	Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Appendix A to Newfield’s definitive proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders filed with the SEC on March 16, 2007 (File No. 1-12534))
†10	.5.1	—	First Amendment to Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Exhibit 10.5.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))
†10	.6	—	Newfield Exploration Company 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of Newfield’s Registration Statement on Form S-8 (Registration No. 333-158961))
†10	.7	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell and James J. Metcalf dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))

Exhibit
Number			Title

†10	.8	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Daryll T. Howard, Samuel E. Langford, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))
†10	.9	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of Darryl T. Howard and Samuel E. Langford dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))
†10	.10	—	Form of TSR 2007 Restricted Stock Agreement between Newfield and each of David A. Trice, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer and James T. Zernell dated as of February 14, 2007 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.11	—	Form of 2007 Restricted Unit Agreement between Newfield and each of Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.12	—	Form of Restricted Stock Agreement between Newfield and (a) John Marziotti dated as of August 1, 2007 and (b) Lee K. Boothby and George T. Dunn dated as of October 1, 2007 (incorporated by reference to Exhibit 10.10 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.13	—	Form of 2008 Restricted Unit Agreement between Newfield and each of Lee K. Boothby, Michael Van Horn, Terry W. Rathert, William D. Schneider, George T. Dunn, Gary D. Packer, John H. Jasek, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, James J. Metcalf, John D. Marziotti, Brian L. Rickmers, Susan G. Riggs, Daryll T. Howard and Samuel E. Langford dated as of February 7, 2008 and William Mark Blumenshine dated as of March 15, 2008 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.13.1	—	Form of Amended and Restated 2008 Restricted Unit Agreement between Newfield and William D. Schneider effective as of February 7, 2008 (to make technical corrections only) (incorporated by reference to Exhibit 10.13.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))
†10	.14	—	Form of 2008 Stock Option Agreement between Newfield and David A. Trice dated as of February 7, 2008 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.15	—	Form of 2008 Stock Option Agreement between Newfield and each of Lee K. Boothby, Michael Van Horn, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, John D. Marziotti, James J. Metcalf, Brian L. Rickmers, Susan G. Riggs, Daryll T. Howard and Samuel E. Langford dated as of February 7, 2008 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.16	—	Form of Restricted Stock Agreement dated as of February 4, 2009 between Newfield and its executive officers (incorporated by reference to Exhibit 10.15 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
†10	.17	—	Retirement Agreement between Newfield and David A. Trice dated as of April 20, 2009 (with Form of Restricted Stock Unit Agreement and Form of Non-Compete Agreement attached thereto) (incorporated by reference to Exhibit 10.23 to Newfield’s Current Report on Form 8-K filed with the SEC on April 22, 2009 (File No. 1-12534))

Exhibit
Number			Title

†10	.18	—	Form of Restricted Stock Agreement between Newfield and each of Lee K. Boothby and Gary D. Packer dated as of May 7, 2009 (incorporated by reference to Exhibit 10.24 to Newfield’s Current Report on Form 8-K filed with the SEC on May 11, 2009 (File No. 1-12534))
†10	.19	—	Form of Restricted Stock Agreement between Newfield and each of Daryll T. Howard and Samuel E. Langford dated as of May 7, 2009 (incorporated by reference to Exhibit 10.27 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 1-12534))
†10	.20	—	Form of 2010 TSR Restricted Stock Unit Agreement between Newfield and its executive officers dated as of February 4, 2010 (incorporated by reference to Exhibit 10.20 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))
†10	.21	—	Form of 2010 Restricted Stock Unit Agreement between Newfield and its executive officers dated as of February 4, 2010 (incorporated by reference to Exhibit 10.21 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))
†10	.22	—	Newfield Exploration Company 2009 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-158961) (File No. 1-12534))
†10	.23	—	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.22 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))
†10	.24	—	Second Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
*†10	.25	—	Newfield Exploration Company 2011 Annual Incentive Plan
†10	.26	—	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of November 6, 2008 (incorporated by reference to Exhibit 10.17.1 to Newfield’s Current Report on Form 8-K filed with the SEC on November 10, 2008 (File No. 1-12534))
*†10	.27	—	Third Amended and Restated Newfield Exploration Company Change of Control Severance Plan (to make technical corrections only)
*†10	.28	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and Terry W. Rathert dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.29	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and William D. Schneider dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.30	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.31	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.32	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.33	—	Form of Fourth Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn and Gary D. Packer dated effective as of January 1, 2009 (to make technical corrections only)
†10	.34	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
†10	.35.1	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))

Exhibit
Number			Title

†10	.35.2	—	Amendment to Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC effective as of September 12, 2007 (incorporated by reference to Exhibit 10.21.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12534))
10.36		—	Credit Agreement, dated as of June 22, 2007, among Newfield Exploration Company, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.11 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
*21	.1	—	List of Significant Subsidiaries
*23	.1	—	Consent of PricewaterhouseCoopers LLP
*24	.1	—	Power of Attorney
*31	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2011.

NEWFIELD EXPLORATION COMPANY

By:	/s/ LEE K. BOOTHBY
Lee K. Boothby
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 25th day of February, 2011.

Signature	Title

/s/ LEE K. BOOTHBY Lee K. Boothby	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ TERRY W. RATHERT Terry W. Rathert	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN L. RICKMERS Brian L. Rickmers	Controller (Principal Accounting Officer)

/s/ PHILIP J. BURGUIERES* Philip J. Burguieres	Director

/s/ PAMELA J. GARDNER* Pamela J. Gardner	Director

/s/ JOHN R. KEMP III* John R. Kemp III	Director

/s/ J. MICHAEL LACEY* J. Michael Lacey	Director

/s/ JOSEPH H. NETHERLAND* Joseph H. Netherland	Director

/s/ HOWARD H. NEWMAN* Howard H. Newman	Director

/s/ THOMAS G. RICKS* Thomas G. Ricks	Director

Signature		Title

/s/ JUANITA F. ROMANS* Juanita F. Romans		Director

/s/ C. E. SHULTZ* C. E. Shultz		Director

/s/ J. TERRY STRANGE* J. Terry Strange		Director

*By:	/s/ BRIAN L. RICKMERS Brian L. Rickmers, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Title
3.1	—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))

3.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))

3.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))

3.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))

3.2	—	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

4.1	—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))

4.1.1	—	First Supplemental Indenture, dated as of February 19, 2010, to Senior Indenture dated as of February 28, 2001 between Newfield and U.S. Bank National Association (as successor to First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 19, 2010 (File No. 1-12534))

4.2	—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))

4.2.1	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))

4.2.2	—	Third Supplemental Indenture, dated as of April 3, 2006, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4.3 of Newfield’s Current Report on Form 8-K filed with the SEC on April 3, 2006 (File No. 1-12534))

4.2.3	—	Form of Fourth Supplemental Indenture, to be dated as of May 8, 2008, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 7, 2008 (File No. 1-12534))

4.2.4	—	Fifth Supplemental Indenture, dated as of January 25, 2010, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Newfield’s Current Report on Form 8-K filed with the SEC on January 25, 2010 (File No. 1-12534))

†10.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))

†10.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))

Exhibit
Number		Title
†10.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))

†10.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))

†10.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))

†10.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))

†10.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))

†10.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))

†10.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))

†10.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))

†10.4	—	Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on March 1, 2007 (File No. 1-12534))

†10.4.1	—	First Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.4.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))

†10.5	—	Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Appendix A to Newfield’s definitive proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders filed with the SEC on March 16, 2007 (File No. 1-12534))

†10.5.1	—	First Amendment to Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Exhibit 10.5.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))

†10.6	—	Newfield Exploration Company 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of Newfield’s Registration Statement on Form S-8 (Registration No. 333-158961))

†10.7	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell and James J. Metcalf dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))

†10.8	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Daryll T. Howard, Samuel E. Langford, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))

Exhibit
Number		Title
†10.9	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of Darryl T. Howard and Samuel E. Langford dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))

†10.10	—	Form of TSR 2007 Restricted Stock Agreement between Newfield and each of David A. Trice, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer and James T. Zernell dated as of February 14, 2007 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))

†10.11	—	Form of 2007 Restricted Unit Agreement between Newfield and each of Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))

†10.12	—	Form of Restricted Stock Agreement between Newfield and (a) John Marziotti dated as of August 1, 2007 and (b) Lee K. Boothby and George T. Dunn dated as of October 1, 2007 (incorporated by reference to Exhibit 10.10 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

†10.13	—	Form of 2008 Restricted Unit Agreement between Newfield and each of Lee K. Boothby, Michael Van Horn, Terry W. Rathert, William D. Schneider, George T. Dunn, Gary D. Packer, John H. Jasek, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, James J. Metcalf, John D. Marziotti, Brian L. Rickmers, Susan G. Riggs, Daryll T. Howard and Samuel E. Langford dated as of February 7, 2008 and William Mark Blumenshine dated as of March 15, 2008 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))

†10.13.1	—	Form of Amended and Restated 2008 Restricted Unit Agreement between Newfield and William D. Schneider effective as of February 7, 2008 (to make technical corrections only) (incorporated by reference to Exhibit 10.13.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))

†10.14	—	Form of 2008 Stock Option Agreement between Newfield and David A. Trice dated as of February 7, 2008 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))

†10.15	—	Form of 2008 Stock Option Agreement between Newfield and each of Lee K. Boothby, Michael Van Horn, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, John D. Marziotti, James J. Metcalf, Brian L. Rickmers, Susan G. Riggs, Daryll T. Howard and Samuel E. Langford dated as of February 7, 2008 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))

†10.16	—	Form of Restricted Stock Agreement dated as of February 4, 2009 between Newfield and its executive officers (incorporated by reference to Exhibit 10.15 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

†10.17	—	Retirement Agreement between Newfield and David A. Trice dated as of April 20, 2009 (with Form of Restricted Stock Unit Agreement and Form of Non-Compete Agreement attached thereto) (incorporated by reference to Exhibit 10.23 to Newfield’s Current Report on Form 8-K filed with the SEC on April 22, 2009 (File No. 1-12534))

†10.18	—	Form of Restricted Stock Agreement between Newfield and each of Lee K. Boothby and Gary D. Packer dated as of May 7, 2009 (incorporated by reference to Exhibit 10.24 to Newfield’s Current Report on Form 8-K filed with the SEC on May 11, 2009 (File No. 1-12534))

Exhibit
Number		Title
†10.19	—	Form of Restricted Stock Agreement between Newfield and each of Daryll T. Howard and Samuel E. Langford dated as of May 7, 2009 (incorporated by reference to Exhibit 10.27 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 1-12534))

†10.20	—	Form of 2010 TSR Restricted Stock Unit Agreement between Newfield and its executive officers dated as of February 4, 2010 (incorporated by reference to Exhibit 10.20 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))

†10.21	—	Form of 2010 Restricted Stock Unit Agreement between Newfield and its executive officers dated as of February 4, 2010 (incorporated by reference to Exhibit 10.21 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))

†10.22	—	Newfield Exploration Company 2009 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-158961) (File No. 1-12534))

†10.23	—	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.22 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))

†10.24	—	Second Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

*†10.25	—	Newfield Exploration Company 2011 Annual Incentive Plan

†10.26	—	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of November 6, 2008 (incorporated by reference to Exhibit 10.17.1 to Newfield’s Current Report on Form 8-K filed with the SEC on November 10, 2008 (File No. 1-12534))

*†10.27	—	Third Amended and Restated Newfield Exploration Company Change of Control Severance Plan (to make technical corrections only)

*†10.28	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and Terry W. Rathert dated effective as of January 1, 2009 (to make technical corrections only)

*†10.29	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and William D. Schneider dated effective as of January 1, 2009 (to make technical corrections only)

*†10.30	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of January 1, 2009 (to make technical corrections only)

*†10.31	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of January 1, 2009 (to make technical corrections only)

*†10.32	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of January 1, 2009 (to make technical corrections only)

*†10.33	—	Form of Fourth Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn and Gary D. Packer dated effective as of January 1, 2009 (to make technical corrections only)

†10.34	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

†10.35.1	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))

†10.35.2	—	Amendment to Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC effective as of September 12, 2007 (incorporated by reference to Exhibit 10.21.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12534))

Exhibit
Number		Title
10.36	—	Credit Agreement, dated as of June 22, 2007, among Newfield Exploration Company, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.11 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))

*21.1	—	List of Significant Subsidiaries

*23.1	—	Consent of PricewaterhouseCoopers LLP

*24.1	—	Power of Attorney

*31.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.