Form 10-K/A
period 2010-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2011-03-11
CIK 912750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

As of February 22, 2011, there were 133,606,000 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held May 5, 2011, which is incorporated by reference to the extent specified in Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Newfield Exploration Company (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, (the “Original Filing”) which was filed with the Securities and Exchange Commission on February 25, 2011. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL) including:

•	101.INS XBRL Instance Document;

•	101.SCH XBRL Taxonomy Extension Schema Document;

•	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document;

•	101.DEF XBRL Taxonomy Extension Definition Linkbase Document;

•	101.LAB XBRL Taxonomy Extension Labels Linkbase Document; and

•	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those Sections.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 4 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2011.

NEWFIELD EXPLORATION COMPANY

By:	/s/ Terry W. Rathert Terry W. Rathert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number			Title

3.1		—	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))
3	.1.1	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 15, 1997 (incorporated by reference to Exhibit 3.1.1 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32582))
3	.1.2	—	Certificate of Amendment to Second Restated Certificate of Incorporation of Newfield dated May 12, 2004 (incorporated by reference to Exhibit 4.2.3 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-116191))
3	.1.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share, setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12534))
3.2		—	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
4.1		—	Senior Indenture dated as of February 28, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 28, 2001 (File No. 1-12534))
4	.1.1	—	First Supplemental Indenture, dated as of February 19, 2010, to Senior Indenture dated as of February 28, 2001 between Newfield and U.S. Bank National Association (as successor to First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 19, 2010 (File No. 1-12534))
4.2		—	Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.5 of Newfield’s Registration Statement on Form S-3 (Registration No. 333-71348))
4	.2.1	—	Second Supplemental Indenture, dated as of August 18, 2004, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6.3 to Newfield’s Registration Statement on Form S-4 (Registration No. 333-122157))
4	.2.2	—	Third Supplemental Indenture, dated as of April 3, 2006, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4.3 of Newfield’s Current Report on Form 8-K filed with the SEC on April 3, 2006 (File No. 1-12534))
4	.2.3	—	Form of Fourth Supplemental Indenture, to be dated as of May 8, 2008, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 7, 2008 (File No. 1-12534))
4	.2.4	—	Fifth Supplemental Indenture, dated as of January 25, 2010, to Subordinated Indenture dated as of December 10, 2001 between Newfield and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Newfield’s Current Report on Form 8-K filed with the SEC on January 25, 2010 (File No. 1-12534))
†10	.1	—	Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 33-92182))
†10	.1.1	—	First Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.1.2	—	Second Amendment to Newfield Exploration Company 1995 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))

Exhibit
Number			Title

†10	.2	—	Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 4.1.1 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.1	—	Amendment of 1998 Omnibus Stock Plan, dated May 7, 1998 (incorporated by reference to Exhibit 4.1.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-59383))
†10	.2.2	—	Second Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (as amended on May 7, 1998) (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.2.3	—	Third Amendment to Newfield Exploration Company 1998 Omnibus Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.3	—	Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.7.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12534))
†10	.3.1	—	First Amendment to Newfield Exploration Company 2000 Omnibus Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 10.3 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 1-12534))
†10	.3.2	—	Second Amendment to Newfield Exploration Company 2000 Omnibus Stock Plan (As Amended and Restated Effective February 14, 2002) (incorporated by reference to Exhibit 99.3 to Newfield’s Current Report on Form 8-K filed with the SEC on May 5, 2005 (File No. 1-12534))
†10	.4	—	Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on March 1, 2007 (File No. 1-12534))
†10	.4.1	—	First Amendment to Newfield Exploration Company 2004 Omnibus Stock Plan (As Amended and Restated Effective February 7, 2007) (incorporated by reference to Exhibit 10.4.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))
†10	.5	—	Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Appendix A to Newfield’s definitive proxy statement on Schedule 14A for its 2007 Annual Meeting of Stockholders filed with the SEC on March 16, 2007 (File No. 1-12534))
†10	.5.1	—	First Amendment to Newfield Exploration Company 2007 Omnibus Stock Plan (incorporated by reference to Exhibit 10.5.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12534))
†10	.6	—	Newfield Exploration Company 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 of Newfield’s Registration Statement on Form S-8 (Registration No. 333-158961))
†10	.7	—	Form of TSR 2003 Restricted Stock Agreement between Newfield and each of David A. Trice, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell and James J. Metcalf dated as of February 12, 2003 (incorporated by reference to Exhibit 10.3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12534))
†10	.8	—	Form of TSR 2005 Restricted Stock Agreement between Newfield and each of David A. Trice, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Daryll T. Howard, Samuel E. Langford, Brian L. Rickmers and Susan G. Riggs dated as of February 8, 2005 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 11, 2005 (File No. 1-12534))
†10	.9	—	Form of TSR 2006 Restricted Stock Agreement between Newfield and each of Darryl T. Howard and Samuel E. Langford dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K/A filed with the SEC on February 21, 2006 (File No. 1-12534))

Exhibit
Number			Title

†10	.10	—	Form of TSR 2007 Restricted Stock Agreement between Newfield and each of David A. Trice, Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer and James T. Zernell dated as of February 14, 2007 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.11	—	Form of 2007 Restricted Unit Agreement between Newfield and each of Michael Van Horn, Terry W. Rathert, William D. Schneider, Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Mona Leigh Bernhardt, William Mark Blumenshine, Stephen C. Campbell, James J. Metcalf, Brian L. Rickmers and Susan G. Riggs dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 21, 2007 (File No. 1-12534))
†10	.12	—	Form of Restricted Stock Agreement between Newfield and (a) John Marziotti dated as of August 1, 2007 and (b) Lee K. Boothby and George T. Dunn dated as of October 1, 2007 (incorporated by reference to Exhibit 10.10 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
†10	.13	—	Form of 2008 Restricted Unit Agreement between Newfield and each of Lee K. Boothby, Michael Van Horn, Terry W. Rathert, William D. Schneider, George T. Dunn, Gary D. Packer, John H. Jasek, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, James J. Metcalf, John D. Marziotti, Brian L. Rickmers, Susan G. Riggs, Daryll T. Howard and Samuel E. Langford dated as of February 7, 2008 and William Mark Blumenshine dated as of March 15, 2008 (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.13.1	—	Form of Amended and Restated 2008 Restricted Unit Agreement between Newfield and William D. Schneider effective as of February 7, 2008 (to make technical corrections only) (incorporated by reference to Exhibit 10.13.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))
†10	.14	—	Form of 2008 Stock Option Agreement between Newfield and David A. Trice dated as of February 7, 2008 (incorporated by reference to Exhibit 10.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.15	—	Form of 2008 Stock Option Agreement between Newfield and each of Lee K. Boothby, Michael Van Horn, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, William Mark Blumenshine, Mona Leigh Bernhardt, Stephen C. Campbell, John D. Marziotti, James J. Metcalf, Brian L. Rickmers, Susan G. Riggs, Daryll T. Howard and Samuel E. Langford dated as of February 7, 2008 (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))
†10	.16	—	Form of Restricted Stock Agreement dated as of February 4, 2009 between Newfield and its executive officers (incorporated by reference to Exhibit 10.15 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
†10	.17	—	Retirement Agreement between Newfield and David A. Trice dated as of April 20, 2009 (with Form of Restricted Stock Unit Agreement and Form of Non-Compete Agreement attached thereto) (incorporated by reference to Exhibit 10.23 to Newfield’s Current Report on Form 8-K filed with the SEC on April 22, 2009 (File No. 1-12534))
†10	.18	—	Form of Restricted Stock Agreement between Newfield and each of Lee K. Boothby and Gary D. Packer dated as of May 7, 2009 (incorporated by reference to Exhibit 10.24 to Newfield’s Current Report on Form 8-K filed with the SEC on May 11, 2009 (File No. 1-12534))
†10	.19	—	Form of Restricted Stock Agreement between Newfield and each of Daryll T. Howard and Samuel E. Langford dated as of May 7, 2009 (incorporated by reference to Exhibit 10.27 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (File No. 1-12534))
†10	.20	—	Form of 2010 TSR Restricted Stock Unit Agreement between Newfield and its executive officers dated as of February 4, 2010 (incorporated by reference to Exhibit 10.20 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))

Exhibit
Number			Title

†10	.21	—	Form of 2010 Restricted Stock Unit Agreement between Newfield and its executive officers dated as of February 4, 2010 (incorporated by reference to Exhibit 10.21 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))
†10	.22	—	Newfield Exploration Company 2009 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to Newfield’s Registration Statement on Form S-8 (Registration No. 333-158961) (File No. 1-12534))
†10	.23	—	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.22 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12534))
†10	.24	—	Second Amended and Restated Newfield Exploration Company 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
*†10	.25	—	Newfield Exploration Company 2011 Annual Incentive Plan
†10	.26	—	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of November 6, 2008 (incorporated by reference to Exhibit 10.17.1 to Newfield’s Current Report on Form 8-K filed with the SEC on November 10, 2008 (File No. 1-12534))
*†10	.27	—	Third Amended and Restated Newfield Exploration Company Change of Control Severance Plan (to make technical corrections only)
*†10	.28	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and Terry W. Rathert dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.29	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and William D. Schneider dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.30	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and Michael Van Horn dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.31	—	Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.32	—	Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of January 1, 2009 (to make technical corrections only)
*†10	.33	—	Form of Fourth Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn and Gary D. Packer dated effective as of January 1, 2009 (to make technical corrections only)
†10	.34	—	Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))
†10	.35.1	—	Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC dated May 14, 1997 (incorporated by reference to Exhibit 10.15 to Newfield’s Registration Statement on Form S-3 (Registration No. 333-32587))
†10	.35.2	—	Amendment to Resolution of Members Establishing the Preferences, Limitations and Relative Rights of Series “A” Preferred Shares of Newfield China, LDC effective as of September 12, 2007 (incorporated by reference to Exhibit 10.21.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12534))
10.36		—	Credit Agreement, dated as of June 22, 2007, among Newfield Exploration Company, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank (incorporated by reference to Exhibit 10.11 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-12534))
*21	.1	—	List of Significant Subsidiaries
*23	.1	—	Consent of PricewaterhouseCoopers LLP
*24	.1	—	Power of Attorney

Exhibit
Number			Title

*31	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	.INS	—	XBRL Instance Document
**101	.SCH	—	XBRL Schema Document
**101	.CAL	—	XBRL Calculation Linkbase Document
**101	.LAB	—	XBRL Label Linkbase Document
**101	.PRE	—	XBRL Presentation Linkbase Document
**101	.DEF	—	XBRL Definition Linkbase Document

*	Previously filed or furnished with Form 10-K filed on February 25, 2011.

**	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.