Form 10-Q
period 2011-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2011-04-25
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

     As of April 21, 2011, there were 134,475,257 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)
	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$56	$39
Accounts receivable	333	354
Inventories	93	79
Derivative assets	153	197
Other current assets	72	62
Total current assets	707	731
Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($1,881 and $1,658 were excluded from amortization
at March 31, 2011 and December 31, 2010, respectively)	12,835	12,399
Less ─ accumulated depreciation, depletion and amortization	(5,977)	(5,791)
Total property and equipment, net	6,858	6,608

Derivative assets	28	39
Long-term investments	52	48
Deferred taxes	31	29
Other assets	40	39
Total assets	$7,716	$7,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70	$92
Accrued liabilities	659	670
Advances from joint owners	41	51
Asset retirement obligation	11	11
Derivative liabilities	148	53
Deferred taxes	2	51
Total current liabilities	931	928

Other liabilities	55	56
Derivative liabilities	133	46
Long-term debt	2,428	2,304
Asset retirement obligation	102	97
Deferred taxes	739	720
Total long-term liabilities	3,457	3,223

Commitments and contingencies (Note 12)	—	—

Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2011 and December 31, 2010; 136,147,671 and 135,910,641 shares issued at
March 31, 2011 and December 31, 2010, respectively)	1	1
Additional paid-in capital	1,459	1,450
Treasury stock (at cost, 1,703,460 and 1,664,538 shares at March 31, 2011 and
December 31, 2010, respectively)	(51)	(41)
Accumulated other comprehensive loss	(9)	(12)
Retained earnings	1,928	1,945
Total stockholders' equity	3,328	3,343
Total liabilities and stockholders' equity	$7,716	$7,494

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2011	2010

Oil and gas revenues	$545	$458

Operating expenses:
Lease operating	93	67
Production and other taxes	71	25
Depreciation, depletion and amortization	166	147
General and administrative	37	36
Other	—	8
Total operating expenses	367	283

Income from operations	178	175

Other income (expenses):
Interest expense	(40)	(38)
Capitalized interest	18	12
Commodity derivative income (expense)	(182)	237
Other	(1)	2
Total other income (expense)	(205)	213

Income (loss) before income taxes	(27)	388

Income tax provision (benefit):
Current	23	13
Deferred	(33)	131
Total income tax provision (benefit)	(10)	144

Net income (loss)	$(17)	$244

Earnings (loss) per share:
Basic	$(0.13)	$1.87
Diluted	$(0.13)	$1.84

Weighted-average number of shares outstanding for basic earnings (loss) per share	133	130

Weighted-average number of shares outstanding for diluted earnings (loss) per share	133	133

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(17)	$244

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	166	147
Deferred tax provision (benefit)	(33)	131
Stock-based compensation	6	6
Commodity derivative (income) expense	182	(237)
Cash receipts on derivative settlements, net	55	102
Other non-cash charges	2	—

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	21	(13)
(Increase) decrease in inventories	(12)	5
(Increase) decrease in other current assets	(10)	42
Increase in other assets	(3)	—
Decrease in accounts payable and accrued liabilities	(37)	(16)
Decrease in advances from joint owners	(10)	(2)
Increase (decrease) in other liabilities	(1)	5
Net cash provided by operating activities	309	414

Cash flows from investing activities:
Acquisitions of oil and gas properties	—	(217)
Additions to oil and gas properties	(466)	(340)
Proceeds from sales of oil and gas properties	62	2
Additions to furniture, fixtures and equipment	(3)	(2)
Redemptions of investments	—	1
Net cash used in investing activities	(407)	(556)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	670	198
Repayments of borrowings under credit arrangements	(546)	(562)
Net proceeds from issuance of senior subordinated notes	—	694
Debt issue costs	—	(8)
Repayment of senior notes	—	(143)
Proceeds from issuances of common stock	7	11
Purchases of treasury stock, net	(16)	(14)
Net cash provided by financing activities	115	176

Increase in cash and cash equivalents	17	34
Cash and cash equivalents, beginning of period	39	78
Cash and cash equivalents, end of period	$56	$112

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	135.9	$1	(1.7)	$(41)	$1,450	$1,945	$(12)	$3,343
Issuances of common stock	0.2	—			7			7
Stock-based compensation					8			8
Treasury stock, net			—	(10)	(6)			(16)
Comprehensive income (loss):
Net loss						(17)		(17)
Unrealized gain on investments, net of tax of $(1)							3	3
Total comprehensive loss								(14)
Balance, March 31, 2011	136.1	$1	(1.7)	$(51)	$1,459	$1,928	$(9)	$3,328

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

        These financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Investments

Investments consist primarily of debt and equity securities, as well as auction rate securities, a majority of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains or losses are computed based on specific identification of the securities sold. We regularly assess our investments for impairment and consider any impairment to be other than temporary if we intend to sell the security, it is more likely than not that we will be required to sell the security, or we do not expect to recover our cost of the security.  We realized interest income and net gains on our investment securities of approximately $1 million for each of the three months ended March 31, 2011 and 2010.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Substantially all of the crude oil from our operations offshore Malaysia and China is produced into FPSOs and sold periodically as barge quantities are accumulated. The product inventory consisted of approximately 335,000 barrels and 277,000 barrels of crude oil valued at cost of $25 million and $15 million at March 31, 2011 and December 31, 2010, respectively. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depreciation, depletion and amortization expense.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a country-by-country basis.  We capitalized $21 million and $20 million of internal costs during the three months ended March 31, 2011 and 2010, respectively.  Interest expense related to unproved properties is also capitalized into oil and gas properties.

Capitalized costs and estimated future development costs are amortized on a unit-of-production method based on proved reserves associated with the applicable cost center. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of the unamortized cost or the cost center ceiling. A particular cost center ceiling is equal to the sum of:

•
the present value (10% per annum discount rate) of estimated future net revenues from proved reserves using oil and gas reserve estimation requirements, which require use of the unweighted average first-day-of-the-month commodity prices for the prior twelve months, adjusted for market differentials applicable to our reserves; plus

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease significantly or if we have substantial downward revisions in our estimated proved reserves. At March 31, 2011, the ceiling value of our reserves was calculated based upon the unweighted average first-day-of-the-month commodity prices for the prior twelve months of $4.10 per MMBtu for natural gas and $83.50 per barrel for oil, adjusted for market differentials.  Using these prices, the cost center ceilings with respect to our properties in the U.S., Malaysia and China exceeded the net capitalized costs of the respective properties.  As such, no ceiling test writedowns were required at March 31, 2011.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The change in our ARO for the three months ended March 31, 2011 is set forth below (in millions):

Balance as of January 1, 2011	$108
Accretion expense	3
Additions	2
Balance at March 31, 2011	$113
Less: Current portion of ARO at March 31, 2011	(11)
Total long-term ARO at March 31, 2011	$102

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

Derivative Financial Instruments

We account for our derivative activities by applying authoritative accounting and reporting guidance, which requires that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. All of the derivative instruments that we utilize are to manage the price risk attributable to our expected oil and gas production.  We have elected not to designate price risk management activities as accounting hedges under the accounting guidance, and, accordingly, account for them using the mark-to-market accounting method. Under this method, the changes in contract values are reported currently in earnings.  We also have utilized derivatives to manage our exposure to variable interest rates.

The related cash flow impact of our derivative activities are reflected as cash flows from operating activities.  See Note 5, “Derivative Financial Instruments,” for a more detailed discussion of our derivative activities.

New Accounting Requirements

In January 2010, the FASB issued additional disclosure requirements related to fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 in the fair value measurement hierarchy, including the reasons for the transfers and disclosure of major purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions for the quarter ended March 31, 2010, except for the Level 3 reconciliation disclosures, which we adopted for the quarter ended March 31, 2011.  Adopting the disclosure requirements did not have a material impact on our financial position or results of operations.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.  Earnings Per Share:

        Basic earnings per share (EPS) is calculated by dividing net income (loss) (the numerator) by the weighted-average number of shares of common stock (other than unvested restricted stock and restricted stock units) outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options and unvested restricted stock and restricted stock units (using the treasury stock method). Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of unrecognized compensation expense related to unvested stock-based compensation grants and the amount of excess tax benefits that would be recorded when the award becomes deductible are assumed to be used to repurchase shares. Please see Note 11, “Stock-Based Compensation.” The following is the calculation of basic and diluted weighted-average shares outstanding and EPS for the indicated periods:

	Three Months Ended March 31,
	2011	2010
	(In millions, except per share data)
Income (numerator):
Net income (loss) — basic and diluted	$(17)	$244

Weighted-average shares (denominator):
Weighted-average shares — basic	133	130
Dilution effect of stock options and unvested restricted stock
and restricted stock units outstanding at end of period (1) (2)	—	3
Weighted-average shares — diluted	133	133

Earnings (loss) per share:
Basic	$(0.13)	$1.87
Diluted	$(0.13)	$1.84
_______________
(1)
The effect of stock options and unvested restricted stock and restricted stock units outstanding has not been included in the calculation of shares outstanding for diluted EPS for the three months ended March 31, 2011 as their effect would have been anti-dilutive. Had we recognized net income for this period, incremental shares attributable to the assumed exercise of outstanding options and the assumed vesting of unvested restricted stock and restricted stock units would have increased diluted weighted-average shares outstanding by two million shares.

(2)
The calculation of shares outstanding for diluted EPS for the three months ended March 31, 2010 does not include the effect of one million unvested restricted stock or restricted stock units because to do so would be antidilutive.

3.  Comprehensive Income (Loss):

        For the periods indicated, our comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,

	2011	2010
	(In millions)
Net income (loss)	$(17)	$244
Unrealized gain on investments, net of tax of ($1)	3	1
Total comprehensive income (loss)	$(14)	$245

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Oil and Gas Assets:

  Property and Equipment

        As of the indicated dates, our property and equipment consisted of the following:

	March 31, 2011	December 31, 2010

	(In millions)
Oil and gas properties:
Subject to amortization	$10,837	$10,627
Not subject to amortization	1,881	1,658
Gross oil and gas properties	12,718	12,285
Accumulated depreciation, depletion and amortization	(5,913)	(5,730)
Net oil and gas properties	6,805	6,555
Other property and equipment	117	114
Accumulated depreciation and amortization	(64)	(61)
Net other property and equipment	53	53
Total property and equipment, net	$6,858	$6,608

The following is a summary of our oil and gas properties not subject to amortization as of March 31, 2011.  We believe that our evaluation activities related to substantially all of our conventional properties not subject to amortization will be completed within four years.  Because of the size of our unconventional resource plays, their entire evaluation will take significantly longer than four years. At March 31, 2011, approximately 70% of oil and gas properties not subject to amortization were associated with our unconventional resource plays.

	Costs Incurred In
	2011	2010	2009	2008 and prior	Total
	(In millions)
Acquisition costs	$46	$376	$144	$489	$1,055
Exploration costs	176	201	61	70	508
Development costs	20	38	16	51	125
Fee mineral interests	—	—	—	23	23
Capitalized interest	18	58	51	43	170
Total oil and gas properties not subject to amortization	$260	$673	$272	$676	$1,881

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

All of our derivative contracts are carried at their fair value on our consolidated balance sheet under the captions “Derivative assets” and “Derivative liabilities.”  Substantially all of our oil and gas derivative contracts are settled based upon reported prices on the NYMEX.  The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, volatility and, in the case of collars and floors, the time value of options.  The calculation of the fair value of collars and floors requires the use of an option-pricing model.  Please see Note 8, “Fair Value Measurements.”  We recognize all realized and unrealized gains and losses related to these contracts on a mark-to-market basis in our consolidated statement of income under the caption “Commodity derivative income (expense).”  Settlements of derivative contracts are included in operating cash flows on our consolidated statement of cash flows.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At March 31, 2011, we had outstanding contracts with respect to our future production that are not designated for hedge accounting as set forth in the tables below.

Natural Gas

		NYMEX Contract Price Per MMBtu
					Collars				Estimated
		Swaps	Additional Put		Floors		Ceilings		Fair Value
	Volume in	(Weighted		Weighted		Weighted		Weighted	Asset
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	(Liability)
									(In millions)
April 2011 – June 2011
Price swap contracts	24,570	$6.30	—	—	—	—	—	—	$47
3-Way collar contracts	10,010	—	$4.50	$4.50	$6.00	$6.00	$7.75 - $8.03	$7.91	14
July 2011 – September 2011
Price swap contracts	24,840	6.30	—	—	—	—	—	—	43
3-Way collar contracts	10,120	—	4.50	4.50	6.00	6.00	7.75-8.03	7.91	11
October 2011 – December 2011
Price swap contracts	12,030	6.03	—	—	—	—	—	—	16
3-Way collar contracts	17,440	—	4.50	4.50	5.50-6.00	5.86	6.60-8.03	7.37	14
January 2012 – December 2012
Price swap contracts	18,300	5.42	—	—	—	—	—	—	7
3-Way collar contracts	83,570	—	3.50-4.50	4.28	5.00-6.00	5.49	5.20-7.55	6.36	30
January 2013 – December 2013
Price swap contracts	18,250	5.33	—	—	—	—	—	—	(1)
3-Way collar contracts	39,530	—	3.50-4.50	4.04	5.00-6.00	5.44	6.00- 7.55	6.48	5
									$186

Oil

		NYMEX Contract Price Per Bbl
					Collars				Estimated
		Swaps	Additional Put		Floors		Ceilings		Fair Value
	Volume in	(Weighted		Weighted		Weighted		Weighted	Asset
Period and Type of Contract	MBbls	Average)	Range	Average	Range	Average	Range	Average	(Liability)
									(In millions)
April 2011 – June 2011
Price swap contracts	910	$81.51	—	—	—	—	—	—	$(24)
3-Way collar contracts	1,365	—	$60.00-$65.00	$61.67	$75.00-$85.00	$77.67	$102.25-$121.50	$107.82	(9)
July 2011 – September 2011
Price swap contracts	920	81.51	—	—	—	—	—	—	(24)
3-Way collar contracts	1,380	—	60.00-65.00	61.67	75.00-85.00	77.67	102.25-121.50	107.82	(13)
October 2011 – December 2011
Price swap contracts	920	81.51	—	—	—	—	—	—	(24)
3-Way collar contracts	1,564	—	60.00-65.00	61.47	75.00-85.00	77.35	102.25-121.50	107.60	(18)
January 2012 – December 2012
Price swap contracts	2,196	82.27	—	—	—	—	—	—	(51)
3-Way collar contracts	8,418	—	55.00-65.00	60.00	75.00-85.00	78.70	106.30-115.00	109.78	(77)
January 2013 – December 2013
3-Way collar contracts	4,745	—	55.00	55.00	80.00	80.00	109.50-111.40	110.54	(35)
									$(275)

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis Contracts

At March 31, 2011, we had natural gas basis contracts that are not designated for hedge accounting to lock in the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points in the Rocky Mountains and Mid-Continent, as set forth in the table below.

	Rocky Mountains		Mid-Continent		Estimated Fair Value Asset (Liability)
	Volume in MMMBtus	Weighted- Average Differential	Volume in MMMBtus	Weighted- Average Differential

					(In millions)
April 2011 – June 2011	1,320	$(0.95)	1,820	$(0.55)	$(1)
July 2011 – September 2011	1,320	(0.95)	2,440	(0.55)	(1)
October 2011 – December 2011	1,320	(0.95)	4,290	(0.55)	(2)
January 2012 – December 2012	4,920	(0.91)	18,300	(0.55)	(7)
					$(11)

  Additional Disclosures about Derivative Instruments and Hedging Activities

We had derivative financial instruments recorded in our balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

		March 31,	December 31,
Type of Contract	Balance Sheet Location	2011	2010
		(In millions)
Derivatives not designated as hedging instruments:
Natural gas contracts	Derivative assets – current	$157	$201
Oil contracts	Derivative assets – current	—	1
Basis contracts	Derivative assets – current	(4)	(5)
Natural gas contracts	Derivative assets – noncurrent	30	45
Basis contracts	Derivative assets – noncurrent	(2)	(6)
Oil contracts	Derivative liabilities – current	(145)	(53)
Basis contracts	Derivative liabilities – current	(3)	—
Natural gas contracts	Derivative liabilities – noncurrent	(1)	(4)
Oil contracts	Derivative liabilities – noncurrent	(130)	(42)
Basis contracts	Derivative liabilities – noncurrent	(2)	—
Total		$(100)	$137

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows:

		Three Months Ended
	Location of Gain/(Loss)	March 31,
Type of Contract	Recognized in Income	2011	2010
		(In millions)
Derivatives not designated as hedging instruments:
Realized gain on natural gas contracts	Commodity derivative income (expense)	$68	$63
Realized gain (loss) on oil contracts	Commodity derivative income (expense)	(12)	34
Realized loss on basis contracts	Commodity derivative income (expense)	(1)	(2)
Total realized gain		55	95
Unrealized gain (loss) on natural gas contracts	Commodity derivative income (expense)	(54)	190
Unrealized loss on oil contracts	Commodity derivative income (expense)	(183)	(45)
Unrealized loss on basis contracts	Commodity derivative income (expense)	—	(3)
Total unrealized gain (loss)		(237)	142
Total		$(182)	$237

The total realized gain on commodity derivatives for the three months ended March 31, 2010 differs from the cash receipts on derivative settlements due to the recognition of option premiums associated with derivatives settled during the period.  There were no option premiums recognized during the three months ended March 31, 2011.

       The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty.  At March 31, 2011, Barclays Capital, Morgan Stanley, JPMorgan Chase Bank, N.A., Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 85% of our future hedged production, none of which were counterparty to more than  25% of our future hedged production.

A significant number of the counterparties to our derivative instruments also are lenders under our credit facility.  Our credit facility, senior subordinated notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

6.  Accounts Receivable:

As of the indicated dates, our accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010

	(In millions)
Revenue	$215	$199
Joint interest	100	133
Other	19	23
Reserve for doubtful accounts	(1)	(1)
Total accounts receivable	$333	$354

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.  Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010

	(In millions)
Revenue payable	$66	$69
Accrued capital costs	324	327
Accrued lease operating expenses	50	54
Employee incentive expense	31	59
Accrued interest on debt	43	41
Taxes payable	105	81
Other	40	39
Total accrued liabilities	$659	$670

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

Level 2:
Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and certain investments.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models (i.e., Black-Scholes) that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our valuation methodology for investments is a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk adjusted discount rates. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity options including, price collars, floors and three-way collars (as of March 31, 2011, our options were comprised of only three-way collars) and some financial investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair Value of Investments and Derivative Instruments

The following tables summarize the valuation of our investments and financial instrument assets (liabilities) by pricing levels:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

				Total
	(In millions)
As of December 31, 2010:
Investments available-for-sale:
Equity securities	$7	$—	$—	$7
Auction rate securities	—	—	30	30
Oil and gas derivative swap contracts	—	89	(11)	78
Oil and gas derivative option contracts	—	—	59	59
Total	$7	$89	$78	$174

As of March 31, 2011:
Investments available-for-sale:
Equity securities	$8	$—	$—	$8
Auction rate securities	—	—	34	34
Oil and gas derivative swap contracts	—	(11)	(11)	(22)
Oil and gas derivative option contracts	—	—	(78)	(78)
Total	$8	$(11)	$(55)	$(58)

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

        As of March 31, 2011, we continued to hold $34 million of auction rate securities maturing beginning in 2033 that are classified as a Level 3 fair value measurement. This amount reflects a decrease in the fair value of these investments of $13 million ($8 million net of tax), recorded under the caption “Accumulated other comprehensive loss” on our consolidated balance sheet. As of December 31, 2010, we held $30 million of auction rate securities, which reflected a decrease in the fair value of $17 million ($11 million net of tax). The debt instruments underlying our auction rate securities are mostly investment grade (rated BBB+ or better) and are guaranteed by the United States government or backed by private loan collateral.  We do not believe the decrease in the fair value of these securities is permanent because we currently intend to hold these investments until the auction succeeds, the issuer calls the securities or the securities mature. Our current available borrowing capacity under our credit arrangements provides us the liquidity to continue to hold these securities.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        The following tables set forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods:

	Investments	Derivatives	Total
	(In millions)
Balance at January 1, 2010	$40	$159	$199
Total realized or unrealized gains (losses):
Included in earnings	—	(20)	(20)
Included in other comprehensive income (loss)	1	—	1
Purchases, issuances and settlements	(1)	(25)	(26)
Transfers in and out of Level 3	—	—	—
Balance at March 31, 2010	$40	$114	$154

Change in unrealized losses included in earnings relating to
investments and derivatives still held at March 31, 2010	$—	$(14)	$(14)

Balance at January 1, 2011	$30	$48	$78
Total realized or unrealized gains (losses):
Included in earnings	—	(123)	(123)
Included in other comprehensive income (loss)	4	—	4
Purchases, issuances and settlements:
Settlements	—	(14)	(14)
Transfers in and out of Level 3	—	—	—
Balance at March 31, 2011	$34	$(89)	$(55)

Change in unrealized losses included in earnings relating to
investments and derivatives still held at March 31, 2011	$—	$(124)	$(124)

   Fair Value of Debt

The estimated fair value of our notes, based on quoted market prices as of the indicated dates, was as follows:

	March 31,	December 31,
	2011	2010
	(In millions)
6 ⅝% Senior Subordinated Notes due 2014	$332	$333
6 ⅝% Senior Subordinated Notes due 2016	569	568
7 ⅛% Senior Subordinated Notes due 2018	648	626
6 ⅞% Senior Subordinated Notes due 2020	739	733

Amounts outstanding under our credit arrangements at March 31, 2011 and December 31, 2010 are stated at cost, which approximates fair value.  Please see Note 9, “Debt.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. Debt:

As of the indicated dates, our debt consisted of the following:

	March 31, 2011	December 31, 2010
	(In millions)
Senior unsecured debt:
Revolving credit facility — LIBOR based loans	$250	$100
Money market lines of credit(1)	9	35
Total senior unsecured debt	259	135
6 ⅝% Senior Subordinated Notes due 2014	325	325
6 ⅝% Senior Subordinated Notes due 2016	550	550
7 ⅛% Senior Subordinated Notes due 2018	600	600
6 ⅞% Senior Subordinated Notes due 2020	694	694
Total long-term debt	$2,428	$2,304
_______________
(1)
Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

   Credit Arrangements

We have a revolving credit facility that provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent, and matures June 2012. In the future, total loan commitments under the facility could be increased to a maximum of $1.65 billion if the existing lenders increase their individual loan commitments or new financial institutions are added to the facility. As of March 31, 2011, the largest individual loan commitment by any lender was 16% of total commitments.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (87.5 basis points per annum at March 31, 2011).

We pay commitment fees on available but undrawn amounts based on a grid of our debt rating (0.175% per annum at March 31, 2011). We incurred fees under this arrangement of approximately $0.5 million for each of the three months ended March 31, 2011 and 2010, which is recorded in interest expense on our consolidated statement of income.

Our credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of total debt to earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns, and goodwill impairments) of at least 3.5 to 1.0.  At March 31, 2011, we were in compliance with all of our debt covenants.

Letters of credit are subject to an issuance fee of 12.5 basis points and annual fees based on a grid of our debt rating (87.5 basis points at March 31, 2011).  As of March 31, 2011, we had no letters of credit outstanding under our credit facility.

Subject to compliance with the restrictive covenants in our credit facility, as of March 31, 2011, we also have a total of $105 million of borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.  Income Taxes:

The provision (benefit) for income taxes for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Amount computed using the statutory rate	$(9)	$136
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	(2)	6
Net effect of different tax rates in non-U.S. jurisdictions	1	2
Total provision (benefit) for income taxes	$(10)	$144

As of March 31, 2011, we had net operating loss (NOL) carryforwards for international income tax purposes of approximately $23 million. We currently estimate that we will not be able to utilize $17 million of our international NOLs because we do not have sufficient estimated future taxable income in the appropriate jurisdictions. Therefore, valuation allowances were established for these items in 2005 and 2006.  The remaining $6 million will expire in 2013. Estimates of future taxable income can be significantly affected by changes in oil and gas prices, estimates of the timing and amount of future production and estimates of future operating and capital costs.

As of March 31, 2011, we did not have a liability for uncertain tax positions and as such we had not accrued related interest or penalties. The tax years 2007-2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

11.  Stock-Based Compensation:

We make stock-based compensation equity awards to employees through the Newfield Exploration Company 2009 Omnibus Stock Plan (the 2009 Omnibus Stock Plan) and to non-employee directors through the Newfield Exploration Company 2009 Non-Employee Director Restricted Stock Plan. The fair value of grants under these plans are determined utilizing the Black-Scholes option pricing model for stock options and a lattice-based model for our performance and market-based restricted stock and restricted stock units.

As of the indicated dates, our stock-based compensation consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Total stock-based compensation	$8	$10
Capitalized in oil and gas properties	(2)	(4)
Net stock-based compensation expense	$6	$6

        As of March 31, 2011, we had approximately $81 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation equity awards. This compensation expense is expected to be recognized on a straight-line basis over the applicable remaining vesting period. The full amount is expected to be recognized within approximately five years.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock Options.  The following table provides information about stock option activity for the three months ended March 31, 2011:

	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In millions)			(In years)	(In millions)
Outstanding at December 31, 2010	1.5	$34.58		4.7	$58
Granted	—	—	$—
Exercised	(0.2)	31.06			10
Forfeited	—	—
Outstanding at March 31, 2011	1.3	$35.16		4.5	$53

Exercisable at March 31, 2011	1.1	$33.10		4.2	$49
_______________
(1) The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

        On March 31, 2011, the last reported sales price of our common stock on the New York Stock Exchange was $76.01 per share.

Restricted Stock.  The following table provides information about equity-classified restricted stock and restricted stock unit activity for the three months ended March 31, 2011:

	Service-Based Shares	Performance/ Market-Based Shares	Total Shares	Weighted-Average Grant Date Fair Value per Share
	(In millions, except per share data)
Non-vested shares outstanding at December 31, 2010	2.2	0.3	2.5	$36.84
Granted	0.4	0.1	0.5	67.58
Forfeited	(0.1)	—	(0.1)	40.67
Vested	(0.6)	(0.1)	(0.7)	32.18
Non-vested shares outstanding at March 31, 2011	1.9	0.3	2.2	$45.93

Cash-Settled Restricted Stock Units. On February 11, 2011, we granted 148,865 cash-settled restricted stock units to employees which vest over three years. These units were not issued under any of our plans as they will be settled in cash upon vesting and are accounted for as liability awards.

Employee Stock Purchase Plan. During the first quarter of  2011, options to purchase 34,885 shares of our common stock were issued under our employee stock purchase plan.  The weighted-average fair value of each option was $17.13 per share.  The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 0.19%, an expected life of six months and weighted-average volatility of 31%.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following tables provide the geographic operating segment information for each of the three months ended March 31, 2011 and 2010. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

Three Months Ended March 31, 2011:
	Domestic	Malaysia	China	Other International	Total

	(In millions)
Oil and gas revenues	$394	$134	$17	$—	$545

Operating expenses:
Lease operating	77	15	1	—	93
Production and other taxes	15	51	5	—	71
Depreciation, depletion and amortization	137	25	4	—	166
General and administrative	36	1	—	—	37
Allocated income taxes	47	16	2	—
Net income from oil and gas properties	$82	$26	$5	$—

Total operating expenses					367
Income from operations					178
Interest expense, net of interest income, capitalized interest and other					(23)
Commodity derivative expense					(182)
Loss before income taxes					$(27)

Total long-lived assets	$6,200	$422	$183	$—	$6,805

Additions to long-lived assets	$422	$41	$10	$—	$473

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Three Months Ended March 31, 2010:
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

Any extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital. Please see the discussion under “Lower oil and gas prices and other factors have resulted in ceiling test writedowns in the past and may in the future result in additional ceiling test writedowns or other impairments” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and “— Liquidity and Capital Resources” below.

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

Accounting for Hedging Activities. We do not designate price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we have in the past experienced, and are likely in the future to experience, significant non-cash volatility in our reported earnings during periods of commodity price volatility. As of March 31, 2011, we had net derivative liabilities of $100 million, of which 89% was measured based upon our valuation model (i.e. Black-Scholes) and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments. As a result, the value of these contracts at their respective settlement dates could be significantly different than the fair value as of March 31, 2011.  We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties.  Please see “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” below and Note 5, “Derivative Financial Instruments,” and Note 8, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

Other Factors. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions.

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

Revenues of $545 million for the first quarter of 2011 were 19% higher than the comparable period of 2010 due to higher average realized oil prices, combined with higher oil production.

The following table summarizes production and average realized prices by product and by geographic area for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2011	2010
Production:(1)(2)
Domestic:
Natural gas (Bcf)	43.6	44.5	(2)%
Oil, condensate and NGLs (MBbls)	2,873	2,157	33%
Total (Bcfe)	60.8	57.4	6%
International:
Oil, condensate and NGLs (MBbls)	1,492	1,402	6%
Total (Bcfe)	9.0	8.4	6%
Total:
Natural gas (Bcf)	43.6	44.5	(2)%
Oil, condensate and NGLs (MBbls)	4,365	3,559	23%
Total (Bcfe)	69.8	65.8	6%

Average Realized Prices: (2) (3)
Domestic:
Natural gas (per Mcf)	$4.00	$4.93	(19)%
Oil, condensate and NGLs (MBbls)	75.83	64.32	18%
Natural gas equivalent (per Mcfe)	6.47	6.26	3%
International:
Oil, condensate and NGLs (MBbls)	$101.22	$70.50	44%
Natural gas equivalent (per Mcfe)	16.87	11.75	44%
Total:
Natural gas (per Mcf)	$4.00	$4.93	(19)%
Oil, condensate and NGLs (MBbls)	84.51	66.76	27%
Natural gas equivalent (per Mcfe)	7.81	6.96	12%
_______________
(1)
Represents volumes lifted and sold regardless of when produced.  Excludes natural gas produced and consumed in our operations of 1.7 Bcfe and 1.2 Bcfe during the first quarters of 2011 and 2010, respectively.

(2)
Historically, natural gas liquids (NGLs) volumes have been included with reported natural gas production.  Effective January 1, 2011, NGLs are reported in barrels and included with total oil and condensate production. As such, all NGL production volumes for periods prior to 2011 have been reclassified and average realized prices updated for comparability between periods.

(3)
Had we included the effects of hedging contracts not designated for hedge accounting, our average realized price for total natural gas would have been $5.51 and $6.30 per Mcf for the three months ended March 31, 2011 and 2010, respectively. Our total oil, condensate and NGLs average realized price would have been $81.86 and $76.20 per Bbl for the three months ended March 31, 2011 and 2010, respectively.

Domestic Production.  Our first quarter 2011 domestic oil and gas production, stated on a natural gas equivalent basis, increased 6% over the comparable period of 2010 primarily due to increased production in our Rocky Mountain and Mid-Continent divisions as a result of continued successful development drilling efforts, combined with increased production from further development of our Gulf of Mexico deepwater discoveries, partially offset by a decline in our onshore Gulf Coast production.

International Production. Our first quarter 2011 international oil production, stated on a natural gas equivalent basis, increased 6% over the comparable period of 2010 primarily due to the timing of liftings in Malaysia.

Operating Expenses. We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis.

The following table presents information about our operating expenses for the three months ended March 31, 2011 and 2010.

	Unit-of-Production			Total Amount
	Three Months Ended		Percentage	Three Months Ended		Percentage
	March 31,		Increase	March 31,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
	(Per Mcfe)			(In millions)
Domestic:
Lease operating	$1.26	$0.97	30%	$77	$56	37%
Production and other taxes	0.25	0.27	(7)%	15	16	—
Depreciation, depletion and amortization	2.26	2.01	12%	137	115	19%
General and administrative	0.60	0.62	(3)%	36	35	2%
Other	—	0.14	(100)%	—	8	(100)%
Total operating expenses	4.37	4.01	9%	265	230	15%
International:
Lease operating	$1.89	$1.34	41%	$16	$11	50%
Production and other taxes	6.20	1.10	464%	56	9	498%
Depreciation, depletion and amortization	3.18	3.82	(16)%	29	32	(11)%
General and administrative	0.08	0.11	(27)%	1	1	(24)%
Total operating expenses	11.35	6.37	78%	102	53	90%
Total:
Lease operating	$1.34	$1.02	31%	$93	$67	39%
Production and other taxes	1.02	0.38	168%	71	25	187%
Depreciation, depletion and amortization	2.37	2.24	6%	166	147	13%
General and administrative	0.53	0.55	(4)%	37	36	1%
Other	—	0.12	(100)%	—	8	(100)%
Total operating expenses	5.26	4.31	22%	367	283	30%

Domestic Operations.  Our domestic operating expenses for the three months ended March 31, 2011, stated on a Mcfe basis, increased 9% over the same period of 2010.  The components of the significant period-to-period change are as follows:

•
Lease operating expense (LOE) per Mcfe increased primarily due to increased transportation costs resulting from the commencement of firm transportation contracts in our Mid-Continent division and an increase in overall operating and service costs.

•
Production and other taxes per Mcfe decreased primarily due to refunds of $5 million ($0.08 per Mcfe) received during the first quarter of 2011 related to production tax exemptions on some of our onshore wells, whereas we received similar refunds of $2 million (0.04 per Mcfe) during the same period of 2010.

•
Since late 2009, the shift of our capital investments toward the oil plays in our portfolio has resulted in an increase in our depreciation, depletion and amortization (DD&A) rate.  The increase in total DD&A expense is related to the increase in the DD&A rate, coupled with the 6% increase in our production volumes during the first quarter of 2011 compared to the same period of 2010.

•
General and administrative (G&A) expense per Mcfe decreased while total G&A costs increased slightly.  The decrease in G&A per Mcfe is primarily due to the 6% increase in production volumes during the first quarter of 2011 compared to the same period of 2010.  We capitalized $16 million of direct internal costs during each of the first quarters of 2011 and 2010.

International Operations.  Our international operating expenses for the three months ended March 31, 2011, stated on a Mcfe basis, increased 78% over the same period of 2010. The components of the significant period-to-period change are as follows:

•
LOE per Mcfe increased primarily due to fixed production costs associated with the operations of certain of our production sharing contracts (PSCs) in Malaysia and a change in the mix of produced, lifted and sold production from the various PSCs during the first quarter of 2011 compared to the same period of 2010.

•
Production and other taxes per Mcfe increased significantly due to an increase, per the terms of the PSCs, in the tax rate per barrel of oil lifted and sold as a result of substantially higher realized oil prices during the first quarter of 2011.

Commodity Derivative Income (Expense).  The significant fluctuations in commodity derivative income (expense) from period to period is due to the significant volatility of oil and gas prices and changes in our outstanding hedging contracts during these periods.

Interest Expense.  The following table presents information about interest expense for the indicated periods:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Gross interest expense:
Credit arrangements	$1	$1
Senior notes	—	2
Senior subordinated notes	38	35
Other	1	—
Total gross interest expense	40	38
Capitalized interest	(18)	(12)
Net interest expense	$22	$26

Net interest expense decreased $4 million for the three months ended March 31, 2011, as compared to the same period of 2010, primarily due to the amount of capitalized interest in each period.   We capitalize interest with respect to unproved properties.  Capitalized interest increased $6 million for the first quarter of 2011 compared to the same period of 2010 due to an increase in the average balance of unproved properties during the three month period ended March 31, 2011, compared to the same period of 2010.

Taxes.  The effective tax rates for the first three months of 2011 and 2010 were 37.5% and 37.1%, respectively.  Our effective tax rate generally approximates 37%.  Our effective tax rate for all periods was different than the federal statutory tax rate due to deductions that do not generate tax benefits, state income taxes and the differences between international and U.S. federal statutory rates.

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

We establish a capital budget at the beginning of each calendar year. Our 2011 capital budget (excluding acquisitions) approximates our estimate of 2011 cash flows from operations.  Approximately 77% of our expected 2011 domestic oil and gas production supporting this estimate is hedged.  Our 2011 capital budget, excluding capitalized interest and overhead of $172 million, is approximately $1.9 billion and focuses on projects we believe will generate and lay the foundation for oil production growth in 2011. Accordingly, approximately two-thirds of the 2011 budget will be allocated to oil projects and substantially all the remainder is planned for “liquids rich” gas plays.

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

On March 21, 2011, we signed two separate purchase and sale agreements to acquire assets in the Uinta Basin of Utah for a total of approximately $308 million. The assets include approximately 70,000 net acres which are largely undeveloped and located adjacent and north of our Monument Butte field. Closing of the acquisitions is expected in the second quarter of 2011, pending customary closing processes and will be funded with borrowings under our credit facility.  In addition, we are in the process of selling certain non-strategic domestic assets.  The planned sales are expected to be completed in the second half of 2011.  We plan to use the proceeds from these sales to reduce borrowings outstanding under our credit facility.

We continue to hold auction rate securities with a fair value of $34 million. We attempt to sell these securities every 7-28 days until the auctions succeed, the issuer calls the securities or the securities mature. We currently do not believe that the decrease in the fair value of these investments from their original cost is permanent or that the failure of the auction mechanism will have a material impact on our liquidity given the amount of our available borrowing capacity under our credit arrangements. See Note 8, “Fair Value Measurements,” for more information regarding the auction rate securities.

Credit Arrangements.  We have a revolving credit facility that matures in June 2012 and provides for loan commitments of $1.25 billion from a syndicate of more than 15 financial institutions, led by JPMorgan Chase Bank, as agent. As of March 31, 2011, the largest individual commitment was 16% of total commitments.

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

At April 21, 2011, we had no letters of credit outstanding under our credit facility.  We had outstanding borrowings of $360 million under our credit facility and $16 million under our money market lines of credit.  Our available borrowing capacity under our credit arrangements was approximately $1.0 billion as of April 21, 2011.

Working Capital.  Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements and changes in the fair value of our outstanding commodity derivative instruments. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital. Although we anticipate that our 2011 capital spending (excluding acquisitions) will correspond with our anticipated 2011 cash flows, we may borrow and repay funds under our credit arrangements throughout the year since the timing of expenditures and the receipt of cash flows from operations do not necessarily match.

At March 31, 2011, we had negative working capital of $224 million compared to negative working capital of $197 million at December 31, 2010. The decrease in our working capital as compared to December 31, 2010 is primarily a result of changes in our current net derivative position due to volatility in commodity prices.  In addition, the timing of the collection of receivables, drilling activities, payments made by us to vendors and other operators and the timing and amount of advances received from our joint operations contributed to the change.

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

Our net cash flows from operations were $309 million for the three months ended March 31, 2011, a decrease of $105 million compared to net cash flows from operations of $414 million for the same period in 2010. The decrease results from changes in our working capital requirements as a result of the timing of drilling activities, receivable collections from purchasers and joint interest partners, payments made by us to vendors and other operators, the timing and amount of advances received from our joint operations and a decrease in net cash receipts on derivative settlements.

Cash Flows from Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2011 was $407 million compared to $556 million for the same period in 2010.

During the three months ended March 31, 2011, we:

•	spent $466 million on oil and gas properties; and

•	received proceeds of $62 million from sales of oil and gas properties.

During the three months ended March 31, 2010, we spent $557 million on oil and gas properties (including $217 million for acquisitions of oil and gas properties).

     Capital Expenditures.  Our capital spending of $471 million for the first quarter of 2011 decreased 17% from our capital spending of $570 million during the same period of 2010. These amounts exclude recorded asset retirement obligations of $2 million and $5 million in the 2011 and 2010 periods, respectively. Of the $471 million spent during the first quarter of 2011, we invested $317 million in domestic exploitation and development, $66 million in domestic exploration (exclusive of exploitation and leasehold activity), $38 million in acquisitions of proved and unproved property (leasehold) and domestic leasing activity and $50 million outside the United States. Of the $570 million spent during the first quarter of 2010, we invested $254 million in domestic exploitation and development, $38 million in domestic exploration (exclusive of exploitation and leasehold activity), $231 million in acquisitions of proved and unproved property (leasehold) and domestic leasing activity and $47 million outside the United States.

We have budgeted $1.9 billion for capital spending in 2011.  The planned budget excludes capitalized interest and overhead of $172 million.  Approximately two-thirds of the 2011 budget will be allocated to oil projects and substantially all of the remainder is planned for “liquids rich” gas plays.  The 2011 capital budget is based on our expectation that we will live within anticipated cash flows from operations (excluding acquisitions). Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions, the prices and availability of goods and services and the extent to which properties are acquired. In addition, in the past, we often have increased our capital budget during the year as a result of acquisitions or successful drilling. We continue to screen for attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable.

On March 21, 2011, we signed two separate purchase and sale agreements to acquire assets in the Uinta Basin of Utah for a total of approximately $308 million.  Closing of the acquisitions is expected in the second quarter of 2011, pending customary closing processes and will be funded with borrowings under our credit facility.

Cash Flows from Financing Activities.  Net cash flows provided by financing activities for the three months ended March 31, 2011 were $115 million compared to $176 million for the same period in 2010.

During the three months ended March 31, 2011, we:

•	borrowed $670 million and repaid $546 million under our credit arrangements;
•	received proceeds of $7 million from the issuance of shares of our common stock upon the exercise of stock options; and
•	repurchased $16 million of our common stock surrendered by employees to pay tax withholding upon the vesting of restricted stock and restricted stock unit awards.

During the three months ended March 31, 2010, we:

•	borrowed $198 million and repaid $562 million under our credit arrangements;

•	issued $700 million aggregate principal amount of our 6 ⅞% Senior Subordinated Notes due 2020 at 99.109% of par and paid $8 million in associated debt issue costs;

•	repaid $143 million of our $175 million aggregate principal amount 7 ⅝% Senior Notes due 2011;
•	repurchased $14 million of our common stock surrendered by employees to pay tax withholding upon the vesting of restricted stock and restricted stock unit awards; and

•	received proceeds of $11 million from the issuance of shares of our common stock upon the exercise of stock options.

Contractual Obligations

The table below summarizes our significant contractual obligations by maturity as of March 31, 2011.

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(In millions)
Debt:
Revolving credit facility	$250	$—	$250	$—	$—
Money market lines of credit	9	—	9	—	—
6 ⅝% Senior Subordinated Notes due 2014	325	—	—	325	—
6 ⅝% Senior Subordinated Notes due 2016	550	—	—	—	550
7 ⅛% Senior Subordinated Notes due 2018	600	—	—	—	600
6 ⅞% Senior Subordinated Notes due 2020	700	—	—	—	700
Total debt	2,434	—	259	325	1,850

Other obligations:
Interest payments (1)	1,032	152	298	265	317
Net derivative (assets) liabilities	100	(5)	105	—	—
Asset retirement obligations	113	11	19	20	63
Operating leases (2)	400	140	185	29	46
Deferred acquisition payments	2	2	—	—	—
Firm transportation	554	59	142	134	219
Oil and gas activities (3)	44	—	—	—	—
Total other obligations	2,245	359	749	448	645
Total contractual obligations	$4,679	$359	$1,008	$773	$2,495
_______________
(1)
Interest associated with our revolving credit facility and money market lines of credit was calculated using a weighted-average interest rate of 1.136% at March 31, 2011 and is included through the maturity of the facility.

(2)
Includes non-cancellable agreements for office space and cancellable agreements for drilling rigs and other equipment, as well as certain service contracts. The majority of these obligations are related to contracts for hydraulic well fracturing services and drilling rigs and are included at the gross contractual value. Due to our various working interests where these service contracts will be utilized, it is not feasible to estimate a net contractual obligation. Net payments under these contracts are accounted for as capital additions to our oil and gas properties and could be significantly less than the gross obligation disclosed.

(3)
As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data, natural gas transportation, and fulfilling other cash commitments. At March 31, 2011, these work-related commitments totaled $44 million, all of which were attributable to our international business. Actual amounts by maturity are not included because their timing cannot be accurately predicted.

We have various oil and gas production volume delivery commitments that are primarily related to operations in our Mid-Continent and Rocky Mountain divisions.  Given the size of our proved natural gas and oil reserves and production capacity in the respective divisions, we currently believe that we have sufficient reserves and production to fulfill these commitments. See Items 1 and 2, “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our production and proved reserves.  As of March 31, 2011, our delivery commitments through 2018 were as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Gas (MMMBtus)	50,398	36,648	13,750	—	—
Oil (MBbls)	15,299	3,111	5,333	3,655	3,200

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

While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.  In addition, the use of hedging transactions may involve basis risk.  All of our hedging transactions have been carried out in the over-the-counter market.  The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate hedging arrangements with that counterparty.  At March 31, 2011, Barclays Capital, Morgan Stanley, JPMorgan Chase Bank, Bank of Montreal, J Aron & Company and Societe Generale were the counterparties with respect to 85% of our future hedged production, none of which were counterparty to more than 25% of our future hedged production.

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

The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.25-$0.50 per MMBtu less than the Henry Hub Index.  Realized natural gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 88-92% of the Henry Hub Index.  In the Rocky Mountains, we hedged basis associated with approximately 8 Bcf of our natural gas production from April 2011 through December 2012 to lock in the differential at a weighted average of $0.93 per MMBtu less than the Henry Hub Index.  In total, this hedge and the 8,000 MMBtus per day we have sold on a fixed physical basis for the same period results in an average basis hedge of $0.92 per MMBtu less than the Henry Hub Index.  In the Mid-Continent, we hedged basis associated with approximately 3 Bcf of our anticipated Stiles/Britt Ranch natural gas production from April 2011 through August 2011.  In total, this hedge and the 30,000 MMBtus per day we have sold on a fixed physical basis for the same period results in an average basis hedge of $0.52 per MMBtu less than the Henry Hub Index.  We have also hedged basis associated with approximately 23 Bcf of our natural gas production from this area for the period September 2011 through December 2012 at an average of $0.55 per MMBtu less than the Henry Hub Index.

The price we receive for our Gulf Coast oil production, excluding NGLs, typically averages about 93-97% of the NYMEX West Texas Intermediate (WTI) price.  The price we receive for our oil production in the Rocky Mountains, excluding NGLs, is currently averaging about $15-$17 per barrel below the WTI price.  Oil production from our Mid-Continent properties, excluding NGLs, typically averages 90-95% of the WTI price.  Oil sales from our operations in Malaysia typically sell at a slight discount to Tapis, or about 105-110% of WTI.  Oil sales from our operations in China typically sell at a premium of up to $4 per barrel greater than the WTI price.

Please see the discussion and tables in Note 5, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to our hedging program, a listing of open contracts as of March 31, 2011 and the estimated fair market value of those contracts as of that date.

Between April 1, 2011 and April 21, 2011, we entered into additional crude oil derivative contracts as set forth below.

		NYMEX Contract Price Per Bbl
				Collars
		Additional Puts		Floors		Ceilings
	Volume in		Weighted		Weighted		Weighted
Period and Type of Contract	MBbls	Range	Average	Range	Average	Range	Average

April 2011 – December 2011
3-Way collar contracts	1,100	$90.00	$90.00	$100.00	$100.00	$128.50-$129.75	$129.01
January 2012 – December 2012
3-Way collar contracts	2,196	90.00	90.00	100.00	100.00	137.00 - 137.80	137.45

New Accounting Requirements

In January 2010, the FASB issued additional disclosure requirements related to fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 in the fair value measurement hierarchy, including the reasons for the transfers and disclosure of major purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions for the quarter ended March 31, 2010, except for the Level 3 reconciliation disclosures, which we adopted for the quarter ended March 31, 2011.  Adopting the disclosure requirements did not have a material impact on our financial position or results of operations.

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

•	the availability of refining capacity for the crude oil we produce from our Monument Butte field;

•	drilling results;

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	labor conditions;

•	weather conditions, and changes in weather patterns, including adverse conditions and changes in patterns due to climate change;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	changes in tax rates;

•	changes in estimates of reserves;

•	the effect of worldwide energy conservation measures;

•	the price and availability of, and demand for, competing energy sources; and

•	the other factors affecting our business described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

    All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” for additional information about factors that may affect our businesses and operating results. These factors are not necessarily all of the important factors that could affect us. Use caution and common sense when considering these forward-looking statements. Unless securities laws require us to do so, we do not undertake any obligation to publicly correct or update any forward-looking statements whether as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise.

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

Deepwater.  Generally considered to be water depths in excess of 1,000 feet.

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

Interest Rates

At March 31, 2011, our debt was comprised of:
	Fixed Rate Debt	Variable Rate Debt
	(In millions)
Revolving credit facility	$—	$250
Money market lines of credit	—	9
6 ⅝% Senior Subordinated Notes due 2014	325	—
6 ⅝% Senior Subordinated Notes due 2016	550	—
7 ⅛% Senior Subordinated Notes due 2018	600	—
6 ⅞% Senior Subordinated Notes due 2020	694	—
Total debt	$2,169	$259

We consider our interest rate exposure to be minimal because approximately 89% of our obligations were at fixed rates.  Our variable rate debt is currently at interest rates of less than 2%.

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flow, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at March 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

There have been no material changes with respect to Newfield’s legal proceedings previously reported in Newfield’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors

There have been no material changes with respect to Newfield’s risk factors previously reported in Newfield’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2011	2,014	$73.77	—	—
February 1 - February 28, 2011	211,979	73.83	—	—
March 1 - March 31, 2011	2,422	71.83	—	—
Total	216,415	$73.81	—	—
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

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

10.1*†	Form of 2011 Restricted Stock Unit Agreement between Newfield and each of its executive officers dated as of February 11, 2011

10.2*†	Form of 2011 TSR Restricted Stock Unit Agreement between Newfield and each of its executive officers dated as of February 11, 2011

31.1*	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed or furnished herewith.
**	Furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: April 25, 2011	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12534))

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

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

10.1*†	Form of 2011 Restricted Stock Unit Agreement between Newfield and each of its executive officers dated as of February 11, 2011

10.2*†	Form of 2011 TSR Restricted Stock Unit Agreement between Newfield and each of its executive officers dated as of February 11, 2011

31.1*	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Filed or furnished herewith.
**	Furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.