Form 10-Q
period 2012-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2012-07-26
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

        As of July 23, 2012, there were 134,983,369 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$656	$76
Accounts receivable	416	407
Inventories	104	90
Derivative assets	142	129
Other current assets	94	73
Total current assets	1,412	775
Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($1,904 and $1,965 were excluded from amortization
at June 30, 2012 and December 31, 2011, respectively)	15,166	14,526
Less ─ accumulated depreciation, depletion and amortization	(6,965)	(6,506)
Total property and equipment, net	8,201	8,020

Derivative assets	81	61
Long-term investments	55	52
Deferred taxes	36	28
Other assets	59	55
Total assets	$9,844	$8,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78	$112
Accrued liabilities	719	687
Advances from joint owners	19	45
Asset retirement obligations	10	10
Derivative liabilities	7	50
Deferred taxes	47	28
Total current liabilities	880	932

Other liabilities	42	44
Derivative liabilities	6	3
Long-term debt	3,595	3,006
Asset retirement obligations	137	135
Deferred taxes	993	951
Total long-term liabilities	4,773	4,139

Commitments and contingencies (Note 11)	—	—

Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at June 30, 2012 and December 31, 2011; 136,464,457 and 136,379,381 shares issued at
June 30, 2012 and December 31, 2011, respectively)	1	1
Additional paid-in capital	1,508	1,495
Treasury stock (at cost, 1,488,257 and 1,694,623 shares at June 30, 2012 and
December 31, 2011, respectively)	(45)	(50)
Accumulated other comprehensive loss	(8)	(10)
Retained earnings	2,735	2,484
Total stockholders' equity	4,191	3,920
Total liabilities and stockholders' equity	$9,844	$8,991

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF NET INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Oil and gas revenues	$628	$621	$1,306	$1,166

Operating expenses:
Lease operating	129	125	256	218
Production and other taxes	88	79	171	150
Depreciation, depletion and amortization	239	173	465	339
General and administrative	61	44	106	81
Total operating expenses	517	421	998	788

Income from operations	111	200	308	378

Other income (expenses):
Interest expense	(49)	(41)	(100)	(81)
Capitalized interest	18	19	36	37
Commodity derivative income (expense)	135	169	159	(13)
Other	(1)	—	(2)	(1)
Total other income (expenses)	103	147	93	(58)

Income before income taxes	214	347	401	320

Income tax provision:
Current	48	7	96	30
Deferred	31	121	54	88
Total income tax provision	79	128	150	118

Net income	$135	$219	$251	$202

Earnings per share:
Basic	$1.00	$1.64	$1.86	$1.52
Diluted	$1.00	$1.62	$1.85	$1.50

Weighted-average number of shares outstanding for basic earnings per share	134	134	134	133

Weighted-average number of shares outstanding for diluted earnings per share	135	135	135	135

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$135	$219	$251	$202
Other comprehensive income:
Unrealized gain on investments, net of tax	—	1	2	4
Other comprehensive income, net of tax	—	1	2	4
Comprehensive income	$135	$220	$253	$206

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$251	$202

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	465	339
Deferred tax provision	54	88
Stock-based compensation	17	14
Commodity derivative (income) expense	(159)	13
Cash receipts on derivative settlements, net	86	95
Other non-cash charges	3	3
Changes in operating assets and liabilities:
Increase in accounts receivable	(5)	(6)
Increase in inventories	(12)	(26)
Increase in other current assets	(20)	(19)
Increase in other assets	(1)	(4)
Increase (decrease) in accounts payable and accrued liabilities	(76)	29
Increase (decrease) in advances from joint owners	(26)	4
Decrease in other liabilities	(2)	(3)
Net cash provided by operating activities	575	729

Cash flows from investing activities:
Additions to oil and gas properties	(875)	(1,077)
Acquisitions of oil and gas properties	(9)	(311)
Proceeds from sales of oil and gas properties	329	130
Additions to furniture, fixtures and equipment	(13)	(10)
Redemptions of investments	—	1
Net cash used in investing activities	(568)	(1,267)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	1,663	2,371
Repayments of borrowings under credit arrangements	(1,749)	(1,786)
Proceeds from issuance of senior notes	1,000	—
Debt issue costs	(10)	(8)
Repayment of senior subordinated notes	(325)	—
Proceeds from issuances of common stock	—	11
Purchases of treasury stock, net	(6)	(15)
Net cash provided by financing activities	573	573

Increase in cash and cash equivalents	580	35
Cash and cash equivalents, beginning of period	76	39
Cash and cash equivalents, end of period	$656	$74

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)
	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2011	136.4	$1	(1.7)	$(50)	$1,495	$2,484	$(10)	$3,920
Issuances of common stock	0.1	—			—			—
Stock-based compensation					24			24
Treasury stock, net			0.2	5	(11)			(6)
Net income						251		251
Other comprehensive income, net of tax							2	2
Balance, June 30, 2012	136.5	$1	(1.5)	$(45)	$1,508	$2,735	$(8)	$4,191

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

Investments

Investments consist primarily of debt and equity securities, as well as auction rate securities, a majority of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported as a separate component within the consolidated statement of comprehensive income. Realized gains or losses are computed based on specific identification of the securities sold. We regularly assess our investments for impairment and consider any impairment to be other than temporary if we intend to sell the security, it is more likely than not that we will be required to sell the security, or we do not expect to recover our cost of the security. We realized interest income and net gains on our investment securities of approximately $0.3 million and $0.2 million for the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $1 million for each of the six-month periods ended June 30, 2012 and 2011.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and gas operations and oil produced in our operations offshore Malaysia and China but not sold. Inventories are carried at the lower of cost or market. Substantially all of the crude oil from our operations offshore Malaysia and China is produced into FPSOs and sold periodically as barge quantities are accumulated. The product inventory consisted of approximately 335,000 barrels and 239,000 barrels of crude oil valued at cost of $26 million and $19 million at June 30, 2012 and December 31, 2011, respectively. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depletion expense.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a country-by-country basis. We capitalized $27 million of internal costs during both three-month periods ended June 30, 2012 and 2011 and $58 million and $51 million during the six-month periods ended June 30, 2012 and 2011, respectively. Interest expense related to unproved properties also is capitalized into oil and gas properties.

Proceeds from the sale of oil and gas properties are applied to reduce the costs in the applicable cost center unless the reduction would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Capitalized costs and estimated future development costs are amortized using a unit-of-production method based on proved reserves associated with the applicable cost center. For each cost center, the net capitalized costs of oil and gas properties are limited to the lower of the unamortized cost or the cost center ceiling. A particular cost center ceiling is equal to the sum of:

•
the present value (10% per annum discount rate) of estimated future net revenues from proved reserves using oil and natural gas reserve estimation requirements, which requires use of the unweighted average first-day-of-the-month commodity prices for the prior 12 months, adjusted for market differentials applicable to our reserves (including the effects of hedging contracts that are designated for hedge accounting, if any); plus

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

The risk that we will be required to writedown the carrying value of our properties increases when oil and natural gas prices decrease significantly for a prolonged period of time or if we have substantial downward revisions in our estimated proved reserves. At June 30, 2012, the ceiling value of our reserves was calculated based upon the unweighted average first-day-of-the-month commodity prices for the prior 12 months of $3.15 per MMBtu for natural gas and $95.79 per barrel for oil, adjusted for market differentials. Using these prices, the cost center ceilings with respect to our properties in the U.S., Malaysia and China exceeded the net capitalized costs of the respective properties. As such, no ceiling test writedowns were required at June 30, 2012.

Accounting for Asset Retirement Obligations

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we record a liability (an asset retirement obligation or ARO) on our consolidated balance sheet and capitalize the present value of the asset retirement cost in oil and gas properties in the period in which the ARO is incurred. Settlements include payments made to satisfy the AROs, as well as transfer of the ARO to purchasers of our divested properties.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In general, the amount of an ARO and the costs capitalized will equal the estimated future cost to satisfy the abandonment obligation assuming the normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for our company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds, and the additional capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation are included in depreciation, depletion and amortization expense on our consolidated statement of net income.

The change in our ARO for the six months ended June 30, 2012 is set forth below (in millions):

Balance at January 1, 2012	$145
Accretion expense	6
Additions	5
Revisions	6
Settlements	(15)
Balance at June 30, 2012	147
Less: Current portion of ARO at June 30, 2012	(10)
Total long-term ARO at June 30, 2012	$137

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

Derivative Financial Instruments

We account for our derivative activities by applying authoritative accounting and reporting guidance, which requires that every derivative instrument be recorded on the consolidated balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. All of the derivative instruments that we utilize are to manage the price risk attributable to our expected oil and gas production. We have elected not to designate price-risk management activities as accounting hedges under the accounting guidance and, accordingly, account for them using the mark-to-market accounting method. Under this method, the changes in contract values are reported currently in earnings. We periodically utilize derivatives to manage our exposure to variable interest rates.

The related cash flow impact of our derivative activities are reflected as cash flows from operating activities. See Note 4, “Derivative Financial Instruments,” for a more detailed discussion of our derivative activities.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     New Accounting Requirements

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change requires us, for Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Adopting the additional fair value measurement and disclosure requirements did not have a material impact on our financial position or results of operations.

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

2.  Earnings Per Share:

Basic earnings per share (EPS) is calculated by dividing net income (the numerator) by the weighted-average number of shares of common stock (excluding unvested restricted stock and restricted stock units) outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options and unvested restricted stock and restricted stock units (using the treasury stock method). Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of unrecognized compensation expense related to unvested stock-based compensation grants and the amount of excess tax benefits that would be recorded when the award becomes deductible are assumed to be used to repurchase shares. Please see Note 10, “Stock-Based Compensation.”

The following is the calculation of basic and diluted weighted-average shares outstanding and EPS for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Income (numerator):
Net income — basic and diluted	$135	$219	$251	$202

Weighted-average shares (denominator):
Weighted-average shares — basic	134	134	134	133
Dilution effect of stock options and unvested restricted stock
and restricted stock units outstanding at end of period(1)	1	1	1	2
Weighted-average shares — diluted	135	135	135	135

Earnings per share:
Basic earnings per share	$1.00	$1.64	$1.86	$1.52
Diluted earnings per share	$1.00	$1.62	$1.85	$1.50
_______________
(1)
The calculation of shares outstanding for diluted EPS for the three and six months ended June 30, 2012 excludes the effect of 3.0 million unvested restricted stock or restricted stock units and stock options, and the calculation of shares outstanding for diluted EPS for the three and six months ended June 30, 2011 excludes the effect of 0.2 million and 1.0 million, respectively, unvested restricted stock or restricted stock units and stock options because including the effect would be anti-dilutive.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Oil and Gas Assets:

  Property and Equipment

     Property and equipment consisted of the following at:

	June 30, 2012	December 31, 2011
	(In millions)
Oil and gas properties:
Subject to amortization	$13,112	$12,423
Not subject to amortization	1,904	1,965
Gross oil and gas properties	15,016	14,388
Accumulated depreciation, depletion and amortization	(6,888)	(6,436)
Net oil and gas properties	8,128	7,952
Other property and equipment	150	138
Accumulated depreciation and amortization	(77)	(70)
Net other property and equipment	73	68
Total property and equipment, net	$8,201	$8,020

The following is a summary of our oil and gas properties not subject to amortization as of June 30, 2012. We believe that our evaluation activities related to substantially all of our conventional properties not subject to amortization will be completed within four years. Because of the size of our unconventional resource plays, the entire evaluation will take significantly longer than four years. At June 30, 2012, approximately 75% of oil and gas properties not subject to amortization were associated with our unconventional resource plays.

	Costs Incurred In
	2012	2011	2010	2009 and prior	Total
	(In millions)
Acquisition costs	$79	$305	$306	$422	$1,112
Exploration costs	289	65	22	35	411
Development costs	29	63	25	37	154
Fee mineral interests	—	—	—	23	23
Capitalized interest	36	78	55	35	204
Total oil and gas properties not
subject to amortization	$433	$511	$408	$552	$1,904

Non-Strategic Asset Sales

During the six months ended June 30, 2012 and the year ended December 31, 2011, we sold certain non-strategic assets for approximately $329 million and $434 million, respectively. The cash flows and results of operations for the assets included in a sale are included in our consolidated financial statements up to the date of sale. All of the proceeds associated with our asset sales were recorded as adjustments to our domestic full cost pool.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.  Derivative Financial Instruments:

Commodity Derivative Instruments

We utilize swap, floor, collar and three-way collar derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our future oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future income from favorable price movements.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2012, we had outstanding contracts with respect to our future production that were not designated for hedge accounting as set forth in the tables below.

Natural Gas

		NYMEX Contract Price Per MMBtu
					Collars				Estimated
		Swaps	Additional Put		Floors		Ceilings		Fair Value
	Volume in	(Weighted		Weighted		Weighted		Weighted	Asset
Period and Type of Contract	MMMBtus	Average)	Range	Average	Range	Average	Range	Average	(Liability)
									(In millions)
July 2012 – September 2012
Price swap contracts	10,120	$4.17	—	—	—	—	—	—	$13
Price swap contracts	(A)	2.67	—	—	—	—	—	—	(2)
3-Way collar contracts	23,000	—	$3.50-$4.50	$4.30	$5.00-$5.75	$5.44	$5.20-$7.00	$6.26	26
October 2012 – December 2012
Price swap contracts	11,340	3.19	—	—	—	—	—	—	2
Price swap contracts	(A)	2.72	—	—	—	—	—	—	(6)
3-Way collar contracts	15,070	—	3.50-4.50	4.19	5.00-6.00	5.51	5.20-7.55	6.41	18
January 2013 – December 2013
Price swap contracts	54,750	4.08	—	—	—	—	—	—	28
Price swap contracts	(A)	3.45	—	—	—	—	—	—	(5)
3-Way collar contracts	39,530	—	3.50-4.50	4.04	5.00-6.00	5.44	6.00-7.55	6.48	43
January 2014 – December 2014
Price swap contracts	54,750	3.85	—	—	—	—	—	—	(5)
									$112

(A)
During the first quarter of 2012, natural gas spot market prices were below the puts we sold on our three-way collars for April through December 2012 and the full-year 2013, exposing us further to the softening natural gas spot market. As a result, during the first quarter of 2012 we entered into additional fixed-price swap contracts in the over-the-counter market that effectively prevented any further erosion in the value of our natural gas three-way collars. The new swap contracts added during the first quarter of 2012 were for the same volumes as our July through December 2012 and the full-year 2013 three-way collar contracts. The economics from the combination of these additional fixed-price swap contracts and our natural gas three-way collar contracts will result in effective average fixed prices of $3.81, $4.04, and $4.85 per MMBtu for the third and fourth quarters of 2012 and the full-year 2013, respectively, as long as natural gas spot prices for the respective time periods settle below the puts we sold on our three-way collar contracts.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oil

		NYMEX Contract Price Per Bbl
				Collars				Estimated
		Additional Put		Floors		Ceilings		Fair Value
	Volume in		Weighted		Weighted		Weighted	Asset
Period and Type of Contract	MBbls	Range	Average	Range	Average	Range	Average	(Liability)
								(In millions)
July 2012 – September 2012
3-Way collar contracts	3,220	$55.00-$90.00	$66.86	$75.00-$100.00	$82.96	$88.20-$137.80	$111.14	$8
October 2012 – December 2012
3-Way collar contracts	3,220	55.00-90.00	66.86	75.00-100.00	82.96	88.20-137.80	111.14	10
January 2013 – December 2013
3-Way collar contracts	12,115	80.00	80.00	95.00	95.00	106.50-130.40	118.05	62
January 2014 – December 2014
3-Way collar contracts	5,110	80.00	80.00	95.00	95.00	117.50-120.75	119.16	24
								$104

Basis Contracts

At June 30, 2012, we had natural gas basis contracts that were not designated for hedge accounting to lock in the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points in the Rocky Mountains and Mid-Continent, as set forth in the table below.

	Rocky Mountains		Mid-Continent
	Volume in MMMbtus	Weighted- Average Differential MMMBtus	Volume in MMMbtus	Weighted- Average Differential MMMBtus	Estimated Fair Value Asset (Liability)
					(In millions)
July 2012 – September 2012	1,230	$(0.91)	4,600	$(0.55)	$(3)
October 2012 – December 2012	1,230	(0.91)	4,600	(0.55)	(3)
					$(6)

Additional Disclosures about Derivative Instruments and Hedging Activities

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

		June 30,	December 31,
Type of Contract	Balance Sheet Location	2012	2011
		(In millions)
Derivatives not designated as hedging instruments:
Natural gas contracts	Derivative assets – current	$95	$133
Oil contracts	Derivative assets – current	50	1
Basis contracts	Derivative assets – current	(3)	(5)
Natural gas contracts	Derivative assets – noncurrent	27	61
Oil contracts	Derivative assets – noncurrent	54	—
Natural gas contracts	Derivative liabilities – current	(4)	—
Oil contracts	Derivative liabilities – current	—	(45)
Basis contracts	Derivative liabilities – current	(3)	(5)
Natural gas contracts	Derivative liabilities – noncurrent	(6)	—
Oil contracts	Derivative liabilities – noncurrent	—	(3)
Total		$210	$137

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount of gain (loss) recognized in income related to our derivative financial instruments was as follows:

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Type of Contract	Recognized in Income	2012	2011	2012	2011
		(In millions)
Derivatives not designated as hedging instruments:
Realized gain on natural gas contracts	Commodity derivative income (expense)	$54	$62	$98	$130
Realized loss on oil contracts	Commodity derivative income (expense)	—	(20)	(7)	(32)
Realized loss on basis contracts	Commodity derivative income (expense)	(2)	(2)	(5)	(3)
Total realized gain		52	40	86	95
Unrealized loss on natural gas contracts	Commodity derivative income (expense)	(88)	(19)	(83)	(73)
Unrealized gain (loss) on oil contracts	Commodity derivative income (expense)	169	148	151	(35)
Unrealized gain on basis contracts	Commodity derivative income (expense)	2	—	5	—
Total unrealized gain (loss)		83	129	73	(108)
Total		$135	$169	$159	$(13)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty. At June 30, 2012, Bank of Montreal, Barclays Bank PLC, J Aron & Company, JPMorgan Chase Bank, N.A., Macquarie Bank Limited, and Morgan Stanley Capital Group Inc. were the counterparties with respect to approximately 85% of our estimated future hedged production, the largest of which was J Aron & Company, which accounted for 25% of our estimated future hedged production.

The counterparties to the majority of our derivative instruments also are lenders under our credit facility. Our credit facility, senior notes, senior subordinated notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

5.  Accounts Receivable:

As of the indicated dates, our accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011
	(In millions)
Revenue	$310	$301
Joint interest	98	96
Other	9	11
Reserve for doubtful accounts	(1)	(1)
Total accounts receivable	$416	$407

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  Accrued Liabilities:

As of the indicated dates, our accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(In millions)
Revenue payable	$95	$94
Accrued capital costs	297	231
Accrued lease operating expenses	79	86
Employee incentive expense	36	61
Accrued interest on debt	67	52
Taxes payable	129	122
Other	16	41
Total accrued liabilities	$719	$687

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models (i.e., Black-Scholes) that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our valuation methodology for investments is a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk adjusted discount rates. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity options including, price collars, floors and three-way collars (as of June 30, 2012, our options were comprised of only three-way collars) and some financial investments. Although we utilize third-party broker quotes to assess the reasonableness of our prices and valuation techniques for derivative instruments, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Investments and Derivative Instruments

The following table summarizes the valuation of our investments and financial instrument assets (liabilities) by pricing levels:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2011:
Investments available-for-sale:
Equity securities	$10	$—	$—	$10
Auction rate securities	—	—	32	32
Oil and gas derivative swap contracts	—	66	(10)	56
Oil and gas derivative option contracts	—	—	81	81
Total	$10	$66	$103	$179

As of June 30, 2012:
Money market fund investments	$430	$—	$—	$430
Investments available-for-sale:
Equity securities	11	—	—	11
Auction rate securities	—	—	34	34
Oil and gas derivative swap contracts	—	25	(6)	19
Oil and gas derivative option contracts	—	—	191	191
Total	$441	$25	$219	$685

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

        As of June 30, 2012, we held $34 million of auction rate securities maturing beginning in 2033 that are classified as a Level 3 fair value measurement. This amount reflects a decrease in the fair value of these investments of $11 million ($7 million net of tax), recorded under the caption “Accumulated other comprehensive loss” on our consolidated balance sheet. As of December 31, 2011, we held $32 million of auction rate securities, which reflected a decrease in the fair value of $13 million ($8 million net of tax). The debt instruments underlying our auction rate securities are mostly investment grade (rated BBB or better) and are guaranteed by the United States government or backed by private loan collateral. We do not believe the decrease in the fair value of these securities is permanent because we currently intend to hold these investments until the auction succeeds, the issuer calls the securities or the securities mature. Our current available borrowing capacity under our credit arrangements provides us the liquidity to continue to hold these securities.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods:

	Investments	Derivatives	Total
	(In millions)
Balance at January 1, 2011	$30	$48	$78
Total realized or unrealized gains (losses):
Included in earnings	—	(8)	(8)
Included in other comprehensive income	5	—	5
Purchases, issuances and settlements:
Settlements	—	(26)	(26)
Transfers in and out of Level 3	—	—	—
Balance at June 30, 2011	$35	$14	$49

Change in unrealized losses included in earnings relating to
investments and derivatives still held at June 30, 2011	$—	$(12)	$(12)

Balance at January 1, 2012	$32	$71	$103
Total realized or unrealized gains (losses):
Included in earnings	—	157	157
Included in other comprehensive income	2	—	2
Purchases, issuances and settlements:
Settlements	—	(43)	(43)
Transfers in and out of Level 3	—	—	—
Balance at June 30, 2012	$34	$185	$219

Change in unrealized gains included in earnings relating to
investments and derivatives still held at June 30, 2012	$—	$141	$141

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Quantitative Disclosures about Unobservable Inputs

	Estimated
	Fair Value
	Asset	Quantitative Information about Level 3 Fair Value Measurements
Instrument Type	(Liability)	Valuation Technique	Unobservable Input	Range
	(In millions)
Basis contracts	$(6)	Discounted cash flow	NYMEX Natural gas price forward curve	$2.75	-	$3.36
			Physical pricing point forward curves	$2.44	-	$3.21
			Credit risk	0.05%	-	0.64%
Oil 3-way collar contracts	$104	Option model	NYMEX Oil price forward curve	$81.80	-	$88.71
			Oil price volatility curves	22.44%	-	40.74%
			Credit risk	0.02%	-	12.60%
Natural gas 3-way collar contracts	$87	Option model	NYMEX Natural gas price forward curve	$2.75	-	$4.22
			Natural gas price volatility curves	25.31%	-	60.79%
			Credit risk	0.02%	-	4.17%

The underlying inputs in the determination of the valuation of our auction rate securities are developed by a third party and, therefore, not included in the quantitative analysis above.

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	June 30,	December 31,
	2012	2011

5¾% Senior Notes due 2022	$788	$808
5⅝% Senior Notes due 2024	1,028	—
6⅝% Senior Subordinated Notes due 2014	—	329
6⅝% Senior Subordinated Notes due 2016	565	568
7⅛% Senior Subordinated Notes due 2018	636	635
6⅞% Senior Subordinated Notes due 2020	744	745

Amounts outstanding under our credit arrangements at June 30, 2012 and December 31, 2011 are stated at cost, which approximates fair value. Please see Note 8, “Debt.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt:

As of the indicated dates, our debt consisted of the following:
	June 30, 2012	December 31, 2011
	(In millions)
Senior unsecured debt:
Revolving credit facility ― LIBOR based loans	$—	$85
Money market lines of credit(1)	—	1
Total credit arrangements	—	86
5¾% Senior Notes due 2022	750	750
5⅝% Senior Notes due 2024	1,000	—
Total senior unsecured debt	1,750	836
6⅝% Senior Subordinated Notes due 2014	—	325
6⅝% Senior Subordinated Notes due 2016	550	550
7⅛% Senior Subordinated Notes due 2018	600	600
6⅞% Senior Subordinated Notes due 2020	695	695
Total long-term debt	$3,595	$3,006
____________
(1)
Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

Credit Arrangements

We have a revolving credit facility that matures in June 2016. The terms of the credit facility provide for loan commitments of $1.25 billion from a syndicate of 13 financial institutions, led by JPMorgan Chase Bank, N.A., as agent. In September 2011, we entered into the first amendment to the credit facility, which allows us to issue senior notes or other debt instruments that are secured equally and ratably with the credit facility. As of June 30, 2012, the largest individual loan commitment by any lender was 13% of total commitments.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank, N.A. or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points, plus a margin that is based on a grid of our debt rating (75 basis points per annum at June 30, 2012) or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (175 basis points per annum at June 30, 2012).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (30 basis points per annum at June 30, 2012). We incurred aggregate commitment fees under our current credit facility of approximately $0.6 million and $1.6 million for the three and six months ended June 30, 2012, respectively, which are recorded in "Interest expense" on our consolidated statement of net income. For the three and six months ended June 30, 2011, we incurred commitment fees under our current and previous credit facility of approximately $0.4 million and $0.8 million, respectively.

Our credit facility has restrictive covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns, and goodwill impairments) to interest expense of at least 3.0 to 1.0. At June 30, 2012, we were in compliance with all of our debt covenants.

Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (175 basis points at June 30, 2012). As of June 30, 2012, we had no letters of credit outstanding under our credit facility.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior and Senior Subordinated Notes

In September 2011, we issued $750 million of 5¾% Senior Notes due 2022 and received proceeds of $742 million (net of discount and offering costs). These notes were issued at 99.956% of par to yield 5¾%. We used the net proceeds to repay a portion of our then outstanding borrowings under our credit facility and money market lines of credit.

On April 30, 2012, we redeemed our $325 million aggregate principal of 6⅝% Senior Subordinated Notes due 2014 at 101.1042% of the principal amount plus accrued interest, which included the payment of an early redemption premium of $4 million. This premium was recorded under the caption “Other income (expenses) – Other” on our consolidated statement of net income. The repayment of the outstanding principal balance of $325 million was funded through the use of our revolving credit facility.

On June 26, 2012, we issued $1 billion of 5⅝% Senior Notes due 2024 and received proceeds of $990 million (net of offering costs of approximately $10 million). These notes were issued at par to yield 5⅝%. We used a portion of the net proceeds to repay borrowings outstanding under our credit facility and money market lines of credit. Simultaneous to the notes offering, we initiated a tender offer and consent solicitation for our outstanding 6⅝% Senior Subordinated Notes due 2016. See Note 14, “Subsequent Events.”

9.  Income Taxes:

The provision for income taxes for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Amount computed using the statutory rate	$75	$121	$140	$112
Increase in taxes resulting from:
State and local income taxes, net of federal effect	1	7	3	5
Net effect of different tax rates in non-U.S. jurisdictions	3	—	7	1
Total provision for income taxes	$79	$128	$150	$118

As of June 30, 2012, we did not have a liability for uncertain tax positions and as such we had not accrued related interest or penalties. The tax years 2008-2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

10.  Stock-Based Compensation:

All stock-based compensation equity awards to employees and non-employee directors are granted currently under the 2011 Omnibus Stock Plan. The fair value of grants is determined utilizing the Black-Scholes option-pricing model for stock options and a lattice-based model for our performance and market-based restricted stock and restricted stock units. In February 2011, we also granted cash-settled restricted stock units to employees that were not issued under any of our plans as they will be settled in cash upon vesting and are accounted for as liability awards.

As of the indicated dates, our stock-based compensation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Total stock-based compensation	$12	$11	$24	$19
Capitalized in oil and gas properties	(3)	(3)	(7)	(5)
Net stock-based compensation expense	$9	$8	$17	$14

As of June 30, 2012, we had approximately $104 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards. This compensation expense is expected to be recognized on a straight-line basis over the applicable remaining vesting periods. The full amount is expected to be recognized within five years.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options. The following table provides information about stock option activity for the six months ended June 30, 2012:

	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In millions)			(In years)	(In millions)
Outstanding at December 31, 2011	1.1	$36.31		4.0	$7
Granted	—	—	$—
Exercised/Forfeited	—	—
Outstanding at June 30, 2012	1.1	$36.77		3.6	$2

Exercisable at June 30, 2012	0.9	$35.86		3.4	$2
_______________
(1) The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

On June 30, 2012, the last reported sales price of our common stock on the New York Stock Exchange was $29.31 per share.

        Restricted Stock. The following table provides information about restricted stock and restricted stock unit activity for the six months ended June 30, 2012:

	Service-Based Shares	Performance/ Market-Based Shares	Total Shares	Weighted- Average Grant Date Fair Value per Share
	(In millions, except per share data)
Non-vested shares outstanding at December 31, 2011	2.2	0.3	2.5	$49.52
Granted	1.3	0.2	1.5	36.46
Forfeited	(0.2)	—	(0.2)	47.64
Vested	(0.6)	(0.1)	(0.7)	39.96
Non-vested shares outstanding at June 30, 2012	2.7	0.4	3.1	$45.51

Cash-Settled Restricted Stock Units. During the first quarter of 2011, we granted cash-settled restricted stock units to employees that vest over three years. The value of the awards, and the associated stock-based compensation expense, is based on the Company’s stock price. In February 2012, the first tranche of the 2011 grants vested, which required settlement of approximately 44,000 cash-settled restricted units for approximately $1.7 million. As of June 30, 2012, approximately 79,000 cash-settled restricted units were outstanding.

Employee Stock Purchase Plan. Pursuant to our employee stock purchase plan, for each six-month period beginning on January 1 or July 1 during the term of the plan, each eligible employee has the opportunity to purchase our common stock for a purchase price equal to 85% of the lesser of the fair market value of our common stock on the first day of the period or the last day of the period.

 During the first six months of 2012, options to purchase approximately 87,000 shares of our common stock were issued under our employee stock purchase plan. The weighted-average fair value of each option was $11.61 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 0.06%, an expected life of six months and weighted-average volatility of 55%.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.  Commitments and Contingencies:

We have been named as a defendant in a number of lawsuits and are involved in various other disputes, all arising in the ordinary course of our business, such as (a) claims from royalty owners for disputed royalty payments, (b) commercial disputes, (c) personal injury claims and (d) property damage claims. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

12.  Segment Information:

While we only have operations in the oil and gas exploration and production industry, we are organizationally structured along geographic operating segments. Our current operating segments are the United States, Malaysia, and China. The accounting policies of each of our operating segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide the geographic operating segment information for the three and six months ended June 30, 2012 and 2011. Income tax allocations have been determined based on statutory rates in the applicable geographic segment.

Three Months Ended June 30, 2012:
	Domestic	Malaysia	China	Total
	(In millions)
Oil and gas revenues	$351	$247	$30	$628

Operating expenses:
Lease operating	104	23	2	129
Production and other taxes	15	68	5	88
Depreciation, depletion and amortization	172	60	7	239
General and administrative	60	1	—	61
Allocated income tax	1	36	4
Net income (loss) from oil and gas properties	$(1)	$59	$12

Total operating expenses				517
Income from operations				111
Interest expense, net of interest income,
capitalized interest and other				(32)
Commodity derivative income				135
Income before income taxes				$214

Total assets	$8,692	$853	$299	$9,844

Additions to long-lived assets	$408	$38	$5	$451

Three Months Ended June 30, 2011:
	Domestic	Malaysia	China	Total
	(In millions)
Oil and gas revenues	$475	$123	$23	$621

Operating expenses:
Lease operating	90	33	2	125
Production and other taxes	22	51	6	79
Depreciation, depletion and amortization	149	19	5	173
General and administrative	43	1	—	44
Allocated income tax	64	7	2
Net income from oil and gas properties	$107	$12	$8

Total operating expenses				421
Income from operations				200
Interest expense, net of interest income,
capitalized interest and other				(22)
Commodity derivative income				169
Income before income taxes				$347

Total assets	$7,480	$772	$229	$8,481

Additions to long-lived assets	$836	$86	$25	$947

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2012:
	Domestic	Malaysia	China	Total
	(In millions)
Oil and gas revenues	$753	$496	$57	$1,306

Operating expenses:
Lease operating	206	46	4	256
Production and other taxes	36	123	12	171
Depreciation, depletion and amortization	338	114	13	465
General and administrative	104	2	—	106
Allocated income tax	26	80	7
Net income from oil and gas properties	$43	$131	$21

Total operating expenses				998
Income from operations				308
Interest expense, net of interest income,
capitalized interest and other				(66)
Commodity derivative income				159
Income before income taxes				$401

Total assets	$8,692	$853	$299	$9,844

Additions to long-lived assets	$884	$69	$20	$973

Six Months Ended June 30, 2011:
	Domestic	Malaysia	China	Total
	(In millions)
Oil and gas revenues	$869	$257	$40	$1,166

Operating expenses:
Lease operating	167	48	3	218
Production and other taxes	37	102	11	150
Depreciation, depletion and amortization	286	44	9	339
General and administrative	79	2	—	81
Allocated income taxes	111	23	4
Net income from oil and gas properties	$189	$38	$13

Total operating expenses				788
Income from operations				378
Interest expense, net of interest income,
capitalized interest and other				(45)
Commodity derivative expense				(13)
Income before income taxes				$320

Total assets	$7,480	$772	$229	$8,481

Additions to long-lived assets	$1,261	$127	$35	$1,423

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  Supplemental Cash Flows Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Non-cash items excluded from the statement of cash flows:
Increase in accrued capital expenditures	$(23)	$(7)	$(66)	$(10)
Increase in asset retirement costs	(9)	(6)	(5)	(8)

14.  Subsequent Events:

In July 2012, we completed the tender and redemption of our $550 million aggregate principal of 6⅝% Senior Subordinated Notes due 2016. The transactions included a premium payment of approximately $14 million.

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

        We prepare our financial statements in conformity with generally accepted accounting principles, which requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved oil and gas reserves.  In addition, we use the full cost method of accounting for our oil and gas activities.  Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits and other internal costs directly attributable to these assets, are capitalized.  The net capitalized costs for our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves.  If these costs exceed the limit, we are required to charge the excess to earnings, also referred to as a “ceiling test writedown”.  The risk of incurring a ceiling test writedown increases when commodity prices are low for a sustained period of time.  If we assume the unweighted average first-date-of-the-month commodity prices for the remainder of 2012 were the same as July 2012 commodity prices of $2.74 per MMBtu for natural gas and $84.80 per barrel of oil, adjusted for market differentials, which were approximately 12% lower than the unweighted average first-day-of-the-month commodity prices for the prior 12 months, we would not anticipate a ceiling test writedown during 2012.  However, if there are further declines in the 12-month unweighted average commodity prices, we may be required to record a ceiling test writedown in future periods.

Operational Highlights. Significant operational highlights during the second quarter of 2012 include the following:

•	Total production for the second quarter of 2012, including natural gas produced and consumed in operations, was 76.4 Bcfe, an increase of 4% over second quarter 2011 production volumes.

•
Oil and liquids liftings in the second quarter of 2012 were approximately 6.1 million barrels, or an average of approximately 67,000 BOPD, which is approximately 2,000 BOPD higher than the first quarter of 2012 and approximately 40% higher than the second quarter of 2011.

•	Our assessment program on more than 135,000 net acres in the Cana Woodford has delivered six successful appraisal wells in our Mid-Continent division.

•	We achieved a record net production rate of 25,000 BOPD in the Uinta Basin of our Rocky Mountain division.

•	We drilled three successful “super extended lateral” wells in the Eagle Ford Shale of our Onshore Gulf Coast division and additional drilling is planned for 2012.

•	Our six most recent completions in the Williston Basin (average 11,000’ laterals) have contributed to a new high in Williston Basin net production of 10,000 BOEPD.

•	We achieved a record net production rate of 16,500 BOEPD at East Belumut/Chermingat, offshore Malaysia. Current net production in Malaysia is more than 30,000 BOEPD.

Financial Highlights. Significant financial highlights during the second quarter of 2012 included the following:

•	Our revenues were slightly higher than the same period in 2011, driven by a 40% increase in oil and liquids volumes despite lower commodity prices.

•	We issued $1 billion 5⅝% Senior Notes due 2024 to reduce interest costs and extend the maturities of existing Senior Subordinated Notes.

•	We redeemed our $325 million 6⅝% Senior Subordinated Notes due 2014.

•	We announced a tender offer and consent solicitation for our $550 million 6⅝% Senior Subordinated Notes due 2016, which was ultimately completed on July 18, 2012.

Results of Operations

Revenues. All of our revenues are derived from the sale of our oil and gas production and do not include the effects of the settlements of our hedges. Please see Note 4, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

Our revenues may vary significantly from period-to-period as a result of changes in commodity prices or volumes of production sold. In addition, substantially all of the crude oil from our operations offshore Malaysia and China is produced into FPSOs and lifted and sold periodically as barge quantities are accumulated. Revenues are recorded when oil is lifted and sold, not when it is produced into the FPSO. As a result, the timing of liftings may impact period-to-period results.

Revenues of $628 million for the second quarter of 2012 were slightly higher than the comparable period of 2011. Revenues of $1.3 billion for the first six months of 2012 were 12% higher than the comparable period of 2011. The 40% increase in oil, condensate and NGLs production during the second quarter of 2012 was offset by a slight decrease in average realized prices for all products and a 16% decrease in natural gas production as compared to the comparable period of 2011. The 37% increase in oil, condensate and NGLs production and 3% increase in average realized prices for these products for the six-month period ended June 30, 2012 was partially offset by the 14% decrease in natural gas production and a 42% decrease in average realized natural gas prices for the same period of 2011.

The following table summarizes production and average realized prices by product and by geographic area for the three- and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Percentage Increase	Six Months Ended June 30,		Percentage Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Production:(1)
Domestic:
Natural gas (Bcf)	37.8	45.4	(17)%	76.1	89.0	(15)%
Oil, condensate and NGLs (MBbls)	3,544	3,142	13%	7,141	6,015	19%
Total (Bcfe)	59.0	64.3	(8)%	118.9	125.1	(5)%
International:
Natural gas (Bcf)	0.2	—	100%	0.4	—	100%
Oil, condensate and NGLs (MBbls)	2,553	1,227	108%	4,859	2,719	79%
Total (Bcfe)	15.6	7.3	111%	29.6	16.3	81%
Total:
Natural gas (Bcf)	38.0	45.4	(16)%	76.5	89.0	(14)%
Oil, condensate and NGLs (MBbls)	6,097	4,369	40%	12,000	8,734	37%
Total (Bcfe)	74.6	71.6	4%	148.5	141.4	5%

Average Realized Prices:(2)
Domestic:
Natural gas (per Mcf)	$2.26	$4.42	(49)%	$2.45	$4.21	(42)%
Oil, condensate and NGLs (per Bbl)	74.20	87.03	(15)%	78.88	81.68	(3)%
Natural gas equivalent (per Mcfe)	5.94	7.40	(20)%	6.33	6.95	(9)%
International:
Natural gas (per Mcf)	$3.98	$—	100%	$4.15	$—	100%
Oil, condensate and NGLs (per Bbl)	108.07	118.72	(9)%	113.34	109.12	4%
Natural gas equivalent (per Mcfe)	17.81	19.79	(10)%	18.68	18.19	3%
Total:
Natural gas (per Mcf)	$2.27	$4.42	(49)%	$2.46	$4.21	(42)%
Oil, condensate and NGLs (per Bbl)	88.39	95.94	(8)%	92.84	90.23	3%
Natural gas equivalent (per Mcfe)	8.41	8.68	(3)%	8.79	8.25	7%
______________
(1)
Represents volumes lifted and sold regardless of when produced. Excludes natural gas produced and consumed in our operations of 1.8 Bcfe and 1.6 Bcfe during the three months ended June 30, 2012 and 2011, respectively, and 4.0 Bcfe and 3.3 Bcfe during the six months ended June 30, 2012 and 2011, respectively.

(2)
Had we included the effects of hedging contracts not designated for hedge accounting, our average realized price for total natural gas would have been $3.65 and $5.77 per Mcf for the three months ended June 30, 2012 and 2011, respectively, and $3.67 and $5.64 per Mcf for the six months ended June 30, 2012 and 2011, respectively. Our total oil, condensate and NGLs average realized price would have been $88.35 and $91.16 per Bbl for the three months ended June 30, 2012 and 2011, respectively, and $92.23 and $86.51 per Bbl for the six months ended June 30, 2012 and 2011, respectively.

Domestic Production. Consistent with our expectations, over 80%, or 4.4 Bcfe, of the 5.3 Bcfe decrease in production for the three-month period ended June 30, 2012 as compared to the same period of 2011 was due to natural field decline, maintenance-related shut-ins and the sale of certain non-strategic assets. Decreases in natural gas production due to natural field decline and maintenance-related shut-ins were partially offset by increases in oil and liquids production in our Onshore Gulf Coast, Mid-Continent and Rocky Mountain divisions as a result of continued successful assessment and development drilling efforts.

The 6.2 Bcfe decrease for the six-month period ended June 30, 2012 as compared to the same period of 2011 was primarily related to decreased natural gas production in our Gulf of Mexico operations and Onshore Gulf Coast division primarily due to natural field decline, maintenance-related shut-ins and the sale of certain non-strategic assets. Consistent with our strategic shift to liquids, our continued successful assessment and development drilling efforts for oil and liquids in our Onshore Gulf Coast, Mid-Continent and Rocky Mountain divisions partially offset the decline in natural gas production.

International Production. Our international oil production for the three- and six-month periods ended June 30, 2012, increased over the comparable periods of 2011 primarily as a result of liftings associated with production from our recent developments at East Piatu and Puteri brought online during the fourth quarter of 2011 and continued successful development drilling efforts in Malaysia.

Operating Expenses.  We believe the most informative way to analyze changes in our operating expenses from period to period is on a unit-of-production, or per Mcfe, basis.

The following table presents information about our operating expenses for the three months ended June 30, 2012 and 2011.

	Unit-of-Production			Total Amount
	Three Months Ended		Percentage	Three Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(Per Mcfe)			(In millions)
Domestic:
Lease operating	$1.76	$1.41	25%	$104	$90	15%
Production and other taxes	0.26	0.34	(24)%	15	22	(31)%
Depreciation, depletion and amortization	2.91	2.32	23%	172	149	13%
General and administrative	1.00	0.66	52%	60	43	39%
Total operating expenses	5.93	4.73	25%	351	304	15%
International:
Lease operating	$1.59	$4.58	(65)%	$25	$35	(27)%
Production and other taxes	4.66	7.73	(40)%	73	57	27%
Depreciation, depletion and amortization	4.34	3.35	30%	67	24	174%
General and administrative	0.12	0.24	(50)%	1	1	9%
Total operating expenses	10.70	15.88	(33)%	166	117	42%
Total:
Lease operating	$1.73	$1.74	(1)%	$129	$125	3%
Production and other taxes	1.17	1.10	6%	88	79	11%
Depreciation, depletion and amortization	3.20	2.42	31%	239	173	36%
General and administrative	0.82	0.62	32%	61	44	38%
Total operating expenses	6.92	5.88	18%	517	421	23%

Domestic Operations.  Our domestic operating expenses for the three months ended June 30, 2012, stated on a Mcfe basis, increased 25% over the same period of 2011. The components of the period-to-period change are as follows:

•
Lease operating expenses (LOE) include normally recurring expenses to operate and produce our oil and gas wells, non-recurring well workover and repair-related expenses and the costs to transport our production to the applicable sales points. The increase in total domestic LOE per Mcfe resulted primarily from a $12 million increase in non-recurring costs related to well workovers and repairs in our Gulf of Mexico deepwater operations and Rocky Mountain division, which together accounted for 88% ($0.20 per Mcfe) of the total increase in domestic LOE.

•	Production and other taxes per Mcfe decreased primarily due to a 20% decrease in average realized prices, as compared to the same period of 2011.

•
Since late 2009, the continued shift of our capital investments toward the oil plays in our portfolio has resulted in an increase in our depreciation, depletion and amortization (DD&A) rate, resulting in the increase in DD&A expense.

•
General and administrative (G&A) expense per Mcfe increased primarily due to employee-related expenses associated with our growing domestic work force. We capitalized $24 million ($0.40 per Mcfe) and $19 million ($0.30 per Mcfe) of direct internal costs during the second quarters of 2012 and 2011, respectively.

International Operations. Our international operating expenses for the three months ended June 30, 2012, stated on a Mcfe basis, decreased 33% as compared to the same period of 2011. The components of the period-to-period change are as follows:

•
LOE per Mcfe decreased primarily due to an overall change in the mix of production that was lifted and sold from the various production sharing contracts (PSCs) during the second quarter of 2012 resulting from new production from two developments (East Piatu and Puteri), which commenced production during the fourth quarter of 2011 and continued successful development drilling efforts in Malaysia.

•
Production and other taxes per Mcfe decreased due to an overall change in the mix of production that was lifted and sold from the various PSCs in Malaysia as stated above and due to lower average realized oil prices during the second quarter of 2012. In addition, the tax rate per barrel of oil lifted and sold from these developments is lower, per the terms of our PSCs, while we recover our costs associated with these developments.

The following table presents information about our operating expenses for the six months ended June 30, 2012 and 2011.

	Unit-of-Production			Total Amount
	Six Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
	(Per Mcfe)			(In millions)
Domestic:
Lease operating	$1.73	$1.34	29%	$206	$167	23%
Production and other taxes	0.30	0.30	—	36	37	(4)%
Depreciation, depletion and amortization	2.84	2.29	23%	338	286	17%
General and administrative	0.87	0.63	38%	104	79	31%
Total operating expenses	5.75	4.56	26%	684	569	20%
International:
Lease operating	$1.67	$3.10	(46)%	$50	$51	(2)%
Production and other taxes	4.56	6.89	(34)%	135	113	20%
Depreciation, depletion and amortization	4.32	3.26	33%	127	53	140%
General and administrative	0.08	0.15	(47)%	2	2	—%
Total operating expenses	10.63	13.40	(21)%	314	219	44%
Total:
Lease operating	$1.72	$1.54	12%	$256	$218	17%
Production and other taxes	1.15	1.06	8%	171	150	14%
Depreciation, depletion and amortization	3.13	2.40	30%	465	339	36%
General and administrative	0.71	0.58	22%	106	81	31%
Total operating expenses	6.72	5.58	20%	998	788	27%

Domestic Operations.  Our domestic operating expenses for the six months ended June 30, 2012, stated on a Mcfe basis, increased 26% over the same period of 2011. The components of the period-to-period change are as follows:

•
LOE includes normally recurring expenses to operate and produce our oil and gas wells, non-recurring well workover and repair-related expenses and the costs to transport our production to the applicable sales points. Recurring LOE in our Rocky Mountain division accounted for approximately 44% ($0.14 per Mcfe) of the increase due to increased operations and service-related costs in the basins in which we operate. Non-recurring costs related to well workovers and repairs in our Gulf of Mexico deepwater operations and Rocky Mountain division together accounted for an additional 47% ($0.15 per Mcfe) of the total increase in domestic LOE.

•	Since late 2009, the continued shift of our capital investments toward the oil plays in our portfolio has resulted in an increase in our DD&A rate, resulting in the increase in DD&A expense.

•
G&A expense per Mcfe increased primarily due to employee-related expenses associated with our growing domestic work force. During the six months ended June 30, 2012, we capitalized $47 million ($0.40 per Mcfe), as compared to $38 million ($0.30 per Mcfe) during the same period of 2011.

International Operations. Our international operating expenses for the six months ended June 30, 2012, stated on a Mcfe basis, decreased 21% as compared to the same period of 2011. The components of the period-to-period change are as follows:

•
LOE per Mcfe decreased primarily due to an overall change in the mix of production that was lifted and sold from the various PSCs in Malaysia during the first six months of 2012 resulting from new production from two developments (East Piatu and Puteri), which commenced production during the fourth quarter of 2011 and continued successful development drilling efforts.

•
Production and other taxes per Mcfe decreased due to an overall change in the mix of production that was lifted and sold from the various PSCs in Malaysia as stated above and due to lower average realized oil prices during the first six months of 2012. In addition, the tax rate per barrel of oil lifted and sold from these developments is lower, per the terms of our PSCs, while we recover our costs associated with these developments.

Commodity Derivative Income (Expense). The significant fluctuations in commodity derivative income (expense) from period-to-period are due to the significant volatility of oil and natural gas prices and changes in our outstanding hedging contracts during these periods.

Interest Expense. The following table presents information about interest expense for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Gross interest expense:
Credit arrangements	$3	$3	$5	$4
Senior notes	12	—	23	—
Senior subordinated notes	34	38	72	76
Other	—	—	—	1
Total gross interest expense	49	41	100	81
Capitalized interest	(18)	(19)	(36)	(37)
Net interest expense	$31	$22	$64	$44

The increase in gross interest expense for the three and six months ended June 30, 2012, as compared to the same periods of 2011, primarily resulted from the September 2011 issuance of $750 million aggregate principal amount of 5¾% Senior Notes due 2022. See Note 8, “Debt,” to our consolidated financial statements appearing earlier in this report. Interest expense related to unproved properties is capitalized into oil and gas properties.

Taxes. Our effective tax rate generally approximates 37% and specifically was 37% for the second quarters and first six months of 2012 and 2011. Our effective tax rate for all periods was different than the federal statutory tax rate due to deductions that do not generate tax benefits, state income taxes and the differences between international and U.S. federal statutory rates.

Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production, operating expenses and capital costs.

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

We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our capital budgets (excluding acquisitions) are created based upon our estimate of internally generated sources of cash, primarily cash flows from operations. Approximately 90% of our expected 2012 domestic oil and gas production (excluding NGLs) supporting the current 2012 capital budget is hedged. Our 2012 capital budget, excluding capitalized interest and overhead of $210 million, is approximately $1.7 billion and focuses on projects with expected higher returns and that we believe will generate and lay the foundation for oil production growth in 2012 and thereafter. Substantially all of the 2012 budget is allocated to oil or liquids-rich projects.

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

During the first six months of 2012, we received proceeds from the sale of certain non-strategic assets of $329 million, redeemed our $325 million aggregate principal of 6⅝% Senior Subordinated Notes due 2014, announced a cash tender offer and solicitation for any, and all, of our $550 million aggregate principal of 6⅝% Senior Subordinated Notes due 2016 and issued $1 billion aggregate principal of 5⅝% Senior Notes due 2024. We used a portion of the proceeds from the $1 billion Senior Notes offering combined with the proceeds from our non-strategic asset sale program to eliminate borrowings outstanding under our credit arrangements, and as a result, at June 30, 2012, we had available borrowing capacity of $1.4 billion under our credit arrangements. We continue to market other certain non-strategic assets. We expect to substantially fund our $1.7 billion 2012 capital program with cash flows from operations and the proceeds from non-strategic asset sales during the year. We believe that the Company’s liquidity position and our ability to generate cash flows from our asset portfolio will be adequate to fund current and long-term operations.

Credit Arrangements. We have a revolving credit facility that matures in June 2016 and provides for loan commitments of $1.25 billion from a syndicate of 13 financial institutions, led by JPMorgan Chase Bank, N.A., as agent. As of June 30, 2012, the largest individual commitment by any lender was 13% of total commitments.

In addition, subject to compliance with restrictive covenants in our credit facility, we also have a total of $185 million of borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions. For a more detailed description of the terms of our credit arrangements, please see Note 8, “Debt,” to our consolidated financial statements appearing earlier in this report.

As of July 23, 2012, we had $14.5 million of letters of credit outstanding under our credit facility. In addition, we had no outstanding borrowings under either our credit facility or our money market lines of credit. Our available borrowing capacity under our credit arrangements was approximately $1.4 billion as of July 23, 2012.

Senior and Senior Subordinated Notes. On April 30, 2012, we redeemed our $325 million aggregate principal of 6⅝% Senior Subordinated Notes due 2014 at 101.1042% of the principal amount plus accrued interest, which included the payment of an early redemption premium of $4 million. This premium was recorded under the caption “Other income (expenses) – Other” on our consolidated statement of net income. The repayment of the outstanding principal balance of $325 million was funded through the use of our revolving credit facility.

On June 26, 2012, we issued $1 billion of 5⅝% Senior Notes due 2024 and received proceeds of $990 million (net of offering costs of approximately $10 million). These notes were issued at par to yield 5⅝%. We used a portion of the net proceeds to repay borrowings outstanding under our credit facility and money market lines of credit. Simultaneous to the notes offering, we initiated a tender offer and consent solicitation for our outstanding 6⅝% Senior Subordinated Notes due 2016, which was completed on July 18, 2012.

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

At June 30, 2012, we had positive working capital of $532 million compared to negative working capital of $157 million at December 31, 2011. The changes in our working capital are primarily a result of the unused proceeds of our $1 billion Senior Notes due 2024 and the timing of the collection of receivables, drilling activities, payments made by us to vendors and other operators and the timing and amount of advances received from our joint operations.

Cash Flows from Operations. Cash flows from operations are our primary source of capital and liquidity, and are primarily affected by production and commodity prices, net of the effects of settlements of our derivative contracts and changes in working capital. We sell substantially all of our oil and gas production under floating price, market sensitive contracts. We generally hedge a substantial, but varying, portion of our anticipated future oil and gas production for the next 12-24 months. See “—Oil and Gas Hedging” below.

We typically receive the cash associated with oil and gas sales within 45-60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations are impacted by changes in working capital and are not affected by DD&A, ceiling test writedowns, other impairments, or other non-cash charges or credits.

Our net cash flows from operations were $575 million for the six months ended June 30, 2012, a decrease of $154 million compared to net cash flows from operations of $729 million for the same period in 2011, primarily due to working capital changes. Our working capital requirements change each period as a result of the timing of drilling activities, receivable collections from purchasers and joint interest partners, payments made by us to vendors and other operators, the timing and amount of advances received from our joint operations and the change in net cash receipts on derivative settlements.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 was $568 million compared to $1.3 billion for the same period in 2011.

During the six months ended June 30, 2012, we:

•	spent approximately $900 million (including $9 million for acquisitions of oil and gas properties); and

•	received proceeds of $329 million from sales of oil and gas properties.

During the six months ended June 30, 2011, we:

•	spent approximately $1.4 billion (including $311 million for acquisitions of oil and gas properties);

•	received proceeds of $130 million from sales of oil and gas properties; and

•	redeemed investments of $1 million.

Cash Flows from Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2012 and 2011 were $573 million.

During the six months ended June 30, 2012, we:

•	borrowed and repaid $1.7 billion under our credit arrangements;

•	issued $1 billion aggregate principal amount of 5⅝% Senior Notes due 2024 at par and paid approximately $10 million in associated debt issue costs;

•	repaid our $325 million aggregate principal amount of 6⅝% Senior Subordinated Notes due 2014; and

•	repurchased $7 million of our common stock surrendered by employees to pay tax withholding upon the vesting of restricted stock and restricted stock unit awards.

During the six months ended June 30, 2011, we:

•	borrowed $2.4 billion and repaid $1.8 billion under our credit arrangements;

•	paid $8 million in debt issue costs associated with our new credit facility;

•	received proceeds of $11 million from the issuance of shares of our common stock upon the exercise of stock options; and

•	repurchased $17 million of our common stock surrendered by employees to pay tax withholding upon the vesting of restricted stock and restricted stock unit awards.

Capital Expenditures. Our capital investments of $1.0 billion for the first six months of 2012 decreased 13% from our capital investments of $1.1 billion during the same period of 2011. These amounts exclude acquisitions for the first six months of 2012, which were immaterial, and $310 million during the same period of 2011 and recorded asset retirement obligations of $5 million and $8 million in the respective periods. Of the total $1.0 billion spent during the first six months of 2012, we invested $725 million in domestic exploitation and development, $102 million in domestic exploration (exclusive of exploitation and leasehold activity), $44 million in leasing domestic proved and unproved property (leasehold) and $86 million outside the United States. Of the total $1.1 billion spent during the first six months of 2011, we invested $750 million in domestic exploitation and development, $114 million in domestic exploration (exclusive of exploitation and leasehold activity), $76 million in leasing domestic proved and unproved property (leasehold) and $155 million outside the United States.

We have budgeted approximately $1.7 billion for capital spending in 2012. The planned budget excludes capitalized interest and overhead of $210 million and acquisitions. Substantially all of the 2012 budget is allocated to oil or liquids-rich projects. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, the prices and availability of goods and services and the extent to which properties are acquired.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2011. Significant changes in our contractual obligations during 2012 include the following:

•
In January 2012, we executed an agreement to provide 20,000 barrels of oil per day (approximately 7,300 MBbls per year) of refining capacity that spans a ten-year period with commitments commencing in January 2014.

•
In April 2012, we redeemed our $325 million aggregate principal of 6⅝% Senior Subordinated Notes due 2014 at 101.1042% of the principal amount plus accrued interest. This terminates the related semi-annual interest payments of approximately $11 million that were scheduled through September 2014.

•
In June 2012, we issued $1 billion of 5⅝% Senior Notes due 2024. These notes were issued at par to yield 5⅝%. The semi-annual interest payments of approximately $28 million associated with these notes are scheduled to commence in January 2013.

•
In July 2012, we completed the tender and redemption of our $550 million aggregate principal of 6⅝% Senior Subordinated Notes due 2016. This terminates the related semi-annual interest payments of approximately $18 million that were scheduled through April 2016.

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

While the use of these hedging arrangements limits the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of hedging transactions may involve basis risk. All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate hedging arrangements with that counterparty. At June 30, 2012, Bank of Montreal, Barclays Bank PLC, J Aron & Company, JPMorgan Chase Bank, N.A., Macquarie Bank Limited, and Morgan Stanley Capital Group Inc. were the counterparties with respect to approximately 85% of our estimated future hedged production, the largest of which was J Aron & Company, which accounted for 25% of our estimated future hedged production.

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

The price that we receive for natural gas production from the Gulf of Mexico and onshore Gulf Coast, after basis differentials, transportation and handling charges, typically averages $0.25-$0.50 per MMBtu less than the Henry Hub Index. Realized natural gas prices for our Mid-Continent properties, after basis differentials, transportation and handling charges, typically average 94-98% of the Henry Hub Index. In the Rocky Mountains, we hedged basis associated with approximately 2 Bcf of our natural gas production from July 2012 through December 2012 to lock in the differential at a weighted average of $0.91 per MMBtu less than the Henry Hub Index. In total, this hedge and the 8,000 MMBtus per day we have sold on a fixed physical basis for the same period results in an average basis hedge of $0.91 per MMBtu less than the Henry Hub Index. In the Mid-Continent, we have hedged basis associated with approximately 9 Bcf of our anticipated natural gas production from the Stiles/Britt Ranch area for the period July 2012 through December 2012 at an average of $0.55 per MMBtu less than the Henry Hub Index.

The price we receive for our Gulf Coast oil production, excluding NGLs, typically averages about 95-100% of the NYMEX West Texas Intermediate (WTI) price. The price we receive for our oil production in the Rocky Mountains, excluding NGLs, is currently averaging about $16-$18 per barrel below the WTI price. Oil production from our Mid-Continent properties, excluding NGLs, typically averages 90-95% of the WTI price. Crude oil from our operations in Malaysia typically sells at a slight discount to Tapis, or about 110-115% of WTI. Crude oil from our operations in China typically sells at $10-$15 per barrel greater than the WTI price.

Please see the discussion and tables in Note 4, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report for a description of the accounting applicable to our hedging program, a listing of open contracts as of June 30, 2012 and the estimated fair market value of those contracts as of that date.

Accounting for Hedging Activities. We do not designate price risk management activities as accounting hedges. Because hedges not designated for hedge accounting are accounted for on a mark-to-market basis, we have in the past experienced, and are likely in the future to experience, significant non-cash volatility in our reported earnings during periods of commodity price volatility. As of June 30, 2012, we had net derivative assets of $210 million, of which 88% was measured based upon our valuation model (i.e. Black-Scholes) and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments. As a result, the value of these contracts at their respective settlement dates could be significantly different than the fair value as of June 30, 2012. We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. Please see “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 4, “Derivative Financial Instruments,” and Note 7, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for a discussion of the accounting applicable to our oil and gas derivative contracts.

Other Factors. Please see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of other factors that affect our business, financial condition and results of operations. This report should be read together with those discussions. In addition, please see “Risk Factors” in Item 1A of this report for a discussion of additional factors.

New Accounting Requirements

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change requires us, for Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Adopting the additional fair value measurement and disclosure requirements did not have a material impact on our financial position or results of operations.

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

Forward-Looking Information

This report contains information that is forward-looking or relates to anticipated future events or results, such as planned capital expenditures, the availability and sources of capital resources to fund capital expenditures and other plans and objectives for future operations. Forward-looking information is typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Although we believe that these expectations are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. Actual results may vary significantly from those anticipated due to many factors, including:

•	oil and natural gas prices and demand;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	general economic, financial, industry or business trends or conditions;

•	the impact of, and changes in, legislation, law and governmental regulations;

•	the impact of regulatory approvals;

•	the availability of the securities, capital or credit markets and the cost of capital to fund our operations and business strategies;

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

•
the additional factors discussed elsewhere in our other public filings and press releases, including the factors discussed in "Risk Factors" and "Managment's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" are included in our 2011 Annual Report on Form 10-K.

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

NGL. Natural gas liquid.

NYMEX. The New York Mercantile Exchange.

NYMEX Henry Hub. Henry Hub is the major exchange for pricing natural gas futures on the New York Mercantile Exchange. It is frequently referred to as the Henry Hub Index.

Proved reserves. Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Interest Rates

At June 30, 2012, our debt was comprised of:

	Fixed Rate Debt	Variable Rate Debt
	(In millions)
5¾% Senior Notes due 2022	$750	$—
5⅝% Senior Notes due 2024	1,000	—
6⅝% Senior Subordinated Notes due 2016	550	—
7⅛% Senior Subordinated Notes due 2018	600	—
6⅞% Senior Subordinated Notes due 2020	695	—
Total debt	$3,595	$—

We consider our interest rate exposure to be minimal because 100% of our obligations were at fixed rates as of June 30, 2012.

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts relating to foreign currencies at June 30, 2012.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

In August 2010, we received a Notice of Violation (NOV) from the Environmental Protection Agency (EPA) alleging that we failed to provide adequate financial assurance for water injection wells falling under EPA jurisdiction that are located at our Monument Butte field in Duchesne County, Utah (Monument Butte). The injection wells are part of an enhanced oil recovery project designed to optimize production from Monument Butte. Regulations under the Safe Drinking Water Act, or SDWA, require operators of injection wells to file proof of financial assurance annually to cover the costs to plug and abandon the injection wells. The NOV alleges that our 2010 and 2009 filings (for 2009 and 2008) did not meet the financial ratio tests that are acceptable as one form of required financial assurance under SDWA regulations. The NOV was completely administrative in nature and did not contain any allegations of environmental spills, releases or pollution. Upon receipt of the NOV, we promptly complied with the EPA’s request to put in place alternate financial assurance for the wells even though we in fact believed we did meet the financial ratio tests. We held preliminary discussions with the EPA regarding potential settlement of this matter; however, the EPA determined that the NOV could not be resolved within the EPA’s settlement authority under the SDWA and required a referral to the Department of Justice (DOJ). We intend to vigorously defend against the DOJ’s allegations. Although the outcome of this matter cannot be predicted with certainty, we do not expect it to have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A.  Risk Factors

The following risk factors update, and should be considered in addition to, the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Federal legislation regarding derivatives could have an adverse effect on our ability and cost of entering into derivative transactions.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Reform Act), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation requires the Commodities Futures Trading Commission (the CFTC) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. On October 1, 2010, the CFTC introduced its first series of proposed rules coming out of the Dodd-Frank Reform Act. In July 2011, the CFTC granted temporary exemptive relief from certain swap regulation provisions of the legislation until December 31, 2011, or until the agency finalized the corresponding rules. In December 2011, the CFTC extended the potential latest expiration date of the exemptive relief to July 16, 2012. In May 2012, the CFTC proposed an amendment to further extend the potential latest expiration date until December 31, 2012.

In its rulemaking under the new legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions are exempt from these position limits. The CFTC has also issued final rules further defining "swap dealer" and "major swap participant." It is not possible at this time to predict when the CFTC will finalize other regulations, including critical rulemaking on the definition of "swap." Depending on our classification under the regulations, the financial reform legislation may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities. The financial reform legislation may also require our counterparties to the derivative contracts to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, and increase our potential exposure to less creditworthy counterparties. If we reduce our use of derivatives or commodity prices decline as a result of the legislation and regulations, our results of operations may become more volatile and cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures, our results of operations, or our cash flows.

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

As explained in more detail below, the hydraulic fracturing process is typically regulated by state oil and natural gas agencies, although the EPA, the Bureau of Land Management (BLM) and other federal regulatory agencies have taken steps to impose federal regulatory requirements. Certain states in which we operate, including Colorado, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas (RCT) and the public of certain information regarding the components used in the hydraulic fracturing process, and the RCT adopted rules regarding the same in December 2011. In the past three years, news reports indicate that 23 states have approved or considered additional legislative mandates or administrative rules on hydraulic fracturing. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting operations, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

Notwithstanding state regulatory requirements relating to hydraulic fracturing, there are steps by federal governmental agencies that are either underway or are being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and recently released draft permitting guidance for hydraulic fracturing activities using diesel. Further, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and gas exploration and production. In addition, on May 11, 2012, the BLM issued a proposed rule that that would require the public disclosure of chemicals used in hydraulic fracturing operations, set requirements for well-bore integrity and establish flowback water standards for all hydraulic fracturing operations on federal public lands and American Indian Tribal lands. The proposed rule also requires that an operator certify, in writing, that (a) the stimulation design complies with all federal, state, tribal and local regulations; (b) the stimulation was completed in accordance with the design approved by BLM and all applicable regulations; and (c) the well-bore integrity was maintained during the fracturing process and flowback water was properly stored, treated and disposed.

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

Given the heightened awareness regarding the use of hydraulic fracturing, it is possible that regulatory agencies or private parties may suggest that hydraulic fracturing has caused groundwater contamination, whether or not such allegations are accurate. For example, on December 8, 2011, the EPA released a preliminary report indicating that hydraulic fracturing is responsible for groundwater contamination in Pavillion, Wyoming, although the EPA's draft report has been hotly criticized as ignoring certain facts and utilizing incorrect data. In addition, the EPA has alleged in an enforcement action against an operator in Texas that the operator contaminated local groundwater wells, although the RCT found after an evidentiary hearing that the operator was not responsible for the contamination. Thus, regulatory agencies or private parties alleging groundwater contamination linked to hydraulic fracturing could trigger defense costs in administrative or civil litigation to rebut the allegations.

Additionally, certain members of the Congress have called upon (a) the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, (b) the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and (c) the U.S. Energy Information Administration to provide a better understanding of that agency's estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These on-going or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanism.

Further, on April 17, 2012, the EPA approved final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA finalized rules under the New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPS) programs. The EPA regulations include NSPS standards for completions of hydraulically-fractured gas wells. Before January 1, 2015, these standards require owners/operators to reduce volatile organic compound emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the gas using green completions. After January 1, 2015, operators must capture the gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly drilled and fractured wells as well as existing wells that are refractured. Further, the regulations under NESHAPS include specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. We are currently evaluating the effect these regulations could have on our business. Compliance with such regulations could result in additional costs, including increased capital expenditures and operating costs, for us and our customers which may adversely impact our business.

Based on the foregoing, increased regulation and attention given to the hydraulic-fracturing process from federal agencies, various states and local governments could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic-fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and increased compliance costs and time, which could adversely affect our financial position, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2012	1,350	$34.51	—	—
May 1 - May 31, 2012	11,689	34.19	—	—
June 1 - June 30, 2012	4,801	28.70	—	—
Total	17,840	$32.74	—	—
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

4.1
Third Supplemental Indenture, dated as of June 26, 2012, between the Company and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed with the SEC on June 26, 2012  (File No. 1-12534))

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

NEWFIELD EXPLORATION COMPANY

Date: July 26, 2012	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12534))

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

4.1
Third Supplemental Indenture, dated as of June 26, 2012, between the Company and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed with the SEC on June 26, 2012  (File No. 1-12534))

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