Form 10-Q
period 2013-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2013-11-04
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

As of October 31, 2013, there were 136,123,081 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$89	$88
Accounts receivable	441	452
Inventories	146	132
Derivative assets	29	125
Deferred taxes	7	—
Other current assets	61	69
Total current assets	773	866
Property and equipment, at cost, based on the full cost method of accounting for oil and gas properties ($1,666 and $1,485 were excluded from amortization at September 30, 2013 and December 31, 2012, respectively)	15,920	14,346
Less — accumulated depreciation, depletion and amortization	(8,110)	(7,444)
Total property and equipment, net	7,810	6,902

Derivative assets	31	17
Long-term investments	62	58
Deferred taxes	26	24
Other assets	41	45
Total assets	$8,743	$7,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87	$69
Accrued liabilities	893	801
Advances from joint owners	41	31
Asset retirement obligations	6	10
Derivative liabilities	49	6
Deferred taxes	—	42
Total current liabilities	1,076	959
Other liabilities	42	47
Derivative liabilities	1	15
Long-term debt	3,485	3,045
Asset retirement obligations	144	132
Deferred taxes	1,076	934
Total long-term liabilities	4,748	4,173

Commitments and contingencies (Note 13)	—	—

Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at September 30, 2013 and December 31, 2012; 136,671,131 and 136,530,907 shares issued at September 30, 2013 and December 31, 2012, respectively)	1	1
Additional paid-in capital	1,528	1,522
Treasury stock (at cost, 577,134 and 1,216,591 shares at September 30, 2013 and December 31, 2012, respectively)	(16)	(36)
Accumulated other comprehensive loss	(4)	(7)
Retained earnings	1,410	1,300
Total stockholders' equity	2,919	2,780
Total liabilities and stockholders' equity	$8,743	$7,912
The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Oil, gas and NGL revenues	$486	$371	$1,291	$1,124

Operating expenses:
Lease operating	104	100	299	305
Production and other taxes	19	17	52	53
Depreciation, depletion and amortization	171	172	482	510
General and administrative	61	57	160	161
Other	—	6	—	6
Total operating expenses	355	352	993	1,035

Income from operations	131	19	298	89

Other income (expense):
Interest expense	(52)	(53)	(153)	(153)
Capitalized interest	13	17	40	53
Commodity derivative income (expense)	(99)	(98)	(66)	61
Other	1	(13)	5	(15)
Total other income (expense)	(137)	(147)	(174)	(54)

Income (loss) from continuing operations before income taxes	(6)	(128)	124	35

Income tax provision (benefit):
Current	(4)	(9)	(4)	(4)
Deferred	2	(37)	51	18
Total income tax provision (benefit)	(2)	(46)	47	14
Income (loss) from continuing operations	(4)	(82)	77	21
Income from discontinued operations, net of tax	31	49	53	197
Net income (loss)	$27	$(33)	$130	$218

Earnings per share:
Basic:
Income (loss) from continuing operations	$(0.03)	$(0.61)	$0.57	$0.15
Income from discontinued operations	0.08	0.37	0.24	1.47
Basic earnings (loss) per share	$0.05	$(0.24)	$0.81	$1.62
Diluted:
Income (loss) from continuing operations	$(0.03)	$(0.61)	$0.57	$0.15
Income from discontinued operations	0.08	0.37	0.24	1.46
Diluted earnings (loss) per share	$0.05	$(0.24)	$0.81	$1.61

Weighted-average number of shares outstanding for basic earnings per share	136	135	135	134

Weighted-average number of shares outstanding for diluted earnings per share	136	135	136	135

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$27	$(33)	$130	$218
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	—	—	3	2
Other comprehensive income, net of tax	—	—	3	2
Comprehensive income (loss)	$27	$(33)	$133	$220

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$130	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	664	702
Deferred tax provision (benefit)	89	5
Stock-based compensation	35	27
Commodity derivative (income) expense	66	(61)
Cash receipts related to derivative contracts, net	45	123
Other non-cash charges	7	11
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	16	(43)
(Increase) decrease in inventories	(4)	(21)
(Increase) decrease in other current assets	8	(21)
(Increase) decrease in other assets	4	7
Increase (decrease) in accounts payable and accrued liabilities	30	(116)
Increase (decrease) in advances from joint owners	10	(19)
Increase (decrease) in other liabilities	(5)	(8)
Net cash provided by operating activities	1,095	804

Cash flows from investing activities:
Additions to oil and gas properties	(1,441)	(1,279)
Acquisitions of oil and gas properties	(64)	(9)
Proceeds from sales of oil and gas properties	25	382
Additions to other property and equipment	(25)	(15)
Redemptions of investments	1	—
Net cash used in investing activities	(1,504)	(921)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	2,409	2,347
Repayments of borrowings under credit arrangements	(1,969)	(2,288)
Proceeds from issuance of senior notes	—	1,000
Debt issue costs	(4)	(10)
Repayment of senior subordinated notes	—	(875)
Proceeds from issuances of common stock	1	1
Repurchase of preferred shares of subsidiary	(20)	—
Purchases of treasury stock, net	(7)	(9)
Net cash provided by financing activities	410	166

Increase (decrease) in cash and cash equivalents	1	49
Cash and cash equivalents, beginning of period	88	76
Cash and cash equivalents, end of period	$89	$125

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	136.5	$1	(1.2)	$(36)	$1,522	$1,300	$(7)	$2,780
Issuances of common stock	0.2	—			1			1
Stock-based compensation					32			32
Treasury stock, net			0.6	20	(27)			(7)
Net income						130		130
Other comprehensive income, net of tax							3	3
Repurchase of preferred shares of subsidiary						(20)		(20)
Balance, September 30, 2013	136.7	$1	(0.6)	$(16)	$1,528	$1,410	$(4)	$2,919

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

Discontinued Operations

Following our decision to evaluate strategic alternatives for our businesses in Malaysia and China and the resulting assets-held-for-sale classification in the second quarter of 2013, the results of our international operations, which focus on offshore developments in Malaysia and China, are reflected separately as discontinued operations in the consolidated statement of operations on a line immediately after “Income (loss) from continuing operations.” See Note 3, “Discontinued Operations,” for additional disclosures. These financial statements and notes are inclusive of our international operations unless otherwise noted.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Realized gains or losses are computed based on specific identification of the securities sold. We regularly assess our investments for impairment and consider any impairment to be other than temporary if we intend to sell the security, it is more likely than not that we will be required to sell the security, or we do not expect to recover our cost of the security. We realized interest income and net gains on our investment securities of approximately $1 million for each of the three-month periods ended September 30, 2013 and 2012 and approximately $3 million and $2 million for each of the nine-month periods ended September 30, 2013 and 2012, respectively.

Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations and oil produced but not sold in our offshore operations in Malaysia and China. See Note 3, "Discontinued Operations" for details on our international crude oil inventory. Tubular goods and well equipment inventories are carried at the lower of cost or market.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a country-by-country basis. We capitalized approximately $35 million and $29 million of internal costs during the three-month periods ended September 30, 2013 and 2012, respectively, and approximately $108 million and $87 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Interest expense related to unproved properties also is capitalized into oil and gas properties.

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil, natural gas and NGL prices decrease significantly for a prolonged period of time or if we have substantial downward revisions in our estimated proved reserves. At September 30, 2013, the ceiling value of our reserves was calculated based upon SEC pricing of $3.61 per MMBtu for natural gas and $95.15 per barrel of oil. Using these prices, the cost center ceiling with respect to our domestic full cost pool exceeded the net capitalized costs of the respective cost centers. As such, no ceiling test writedown was required at September 30, 2013. If there are declines in SEC pricing of oil and natural gas subsequent to September 30, 2013, we may be required to record a ceiling test writedown in future periods.

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

Accounting for Asset Retirement Obligations

The change in our asset retirement obligation (ARO) is set forth below (in millions):

Balance at January 1, 2013	$142
Accretion expense	8
Additions	6
Revisions	2
Settlements	(8)
Balance at September 30, 2013	150
Less: Current portion of ARO at September 30, 2013	(6)
Total long-term ARO at September 30, 2013	$144

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

Offsetting Assets and Liabilities

Our derivative financial instruments are subject to master netting arrangements and are reflected on our consolidated balance sheet accordingly. See Note 5, “Derivative Financial Instruments,” for details regarding the gross amounts, as well as the impact of our netting arrangements on our net derivative position. We only offset assets and liabilities in relation to our derivative financial instruments.

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

2.  Earnings Per Share:

Basic earnings per share (EPS) is calculated by dividing net income, less any applicable adjustments, (the numerator) by the weighted-average number of shares of common stock (excluding unvested restricted stock and restricted stock units) outstanding during the period (the denominator). Diluted earnings per share incorporates the dilutive impact of outstanding stock options and unvested restricted stock and restricted stock units (using the treasury stock method). Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of unrecognized compensation expense related to unvested stock-based compensation grants and the amount of excess tax benefits that would be recorded when the award becomes deductible are assumed to be used to repurchase shares. See Note 11, “Stock-Based Compensation.”

The following is the calculation of basic and diluted weighted-average shares outstanding and EPS for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Income (numerator):
Income (loss) from continuing operations	$(4)	$(82)	$77	$21
Income from discontinued operations, net of tax	31	49	53	197
Net income (loss)	27	(33)	130	218
Repurchase of preferred shares of subsidiary(3)	(20)	—	(20)	—
Net income (loss) attributable to common shareholders	$7	$(33)	$110	$218

Weighted-average shares (denominator):
Weighted-average shares — basic	136	135	135	134
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period(1) (2)	—	—	1	1
Weighted-average shares — diluted	136	135	136	135

Earnings per share:
Basic:
Income (loss) from continuing operations	$(0.03)	$(0.61)	$0.57	$0.15
Income from discontinued operations before preferred share repurchase	0.23	0.37	0.39	1.47
Repurchase of preferred shares of subsidiary(3)	(0.15)	—	(0.15)	—
Income from discontinued operations	0.08	0.37	0.24	1.47
Basic earnings (loss) per share	$0.05	$(0.24)	$0.81	$1.62
Diluted:
Income (loss) from continuing operations	$(0.03)	$(0.61)	$0.57	$0.15
Income from discontinued operations before preferred share repurchase	0.23	0.37	0.39	1.46
Repurchase of preferred shares of subsidiary(3)	(0.15)	—	(0.15)	—
Income from discontinued operations	0.08	0.37	0.24	1.46
Diluted earnings (loss) per share	$0.05	$(0.24)	$0.81	$1.61

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

_______

(1)
The effect of unvested restricted stock or restricted stock units and stock options has not been included in the calculation of the shares outstanding for diluted EPS for the three months ended September 30, 2013 and 2012, as their effect would have been anti-dilutive. Had we recognized income from continuing operations for these periods, incremental shares attributable to the assumed vesting of unvested restricted stock and restricted stock units and the assumed exercise of outstanding stock options would have increased diluted weighted-average shares outstanding by 0.7 million and 0.6 million shares for the three months ended September 30, 2013 and 2012, respectively.

(2)
Excludes 4.1 million and 3.0 million shares of unvested restricted stock or restricted stock units and stock options for the nine-month periods ended September 30, 2013 and 2012, respectively, because including the effect would have been anti-dilutive.

(3)
The numerator includes an adjustment of $20 million related to the repurchase of preferred shares of a now wholly-owned subsidiary, which reduces net income (loss) for purposes of earnings per share for the three- and nine-month periods ended September 30, 2013. The subsidiary is part of our discontinued operations. See Note 15, "Related Party Transactions" for additional information.

3. Discontinued Operations:

In February 2013, we announced our decision to explore strategic alternatives for our international businesses. In accordance with specific accounting requirements, we met the criteria to classify our international businesses as held-for-sale and discontinued operations during the second quarter of 2013. As a result, the historical results of operations for our Malaysia and China businesses are reflected in our financial statements as “discontinued operations.”
The following table summarizes the financial results of our discontinued operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Oil and gas revenues	$189	$245	$659	$797
Operating expenses	128	158	501	472
Income from discontinued operations	61	87	158	325
Other income (expense)	(1)	(3)	(2)	(3)
Income from discontinued operations before income taxes	60	84	156	322
Income tax provision (benefit):
Current	10	47	65	138
Deferred	19	(12)	38	(13)
Total income tax provision (benefit)	29	35	103	125
Income from discontinued operations, net of tax	$31	$49	$53	$197

Income Taxes

The effective tax rates for our discontinued operations for the three months ended September 30, 2013 and 2012 were 48.2% and 40.8%, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 65.7% and 38.5%, respectively. Historically, our international effective tax rate was approximately 37%. However, the effective tax rates for the three and nine months ended September 30, 2013 were affected by our fourth quarter 2012 decision to repatriate earnings from our foreign operations, which resulted in earnings and profits of our international businesses being taxed both in the U.S. and the local country. In determining our tax provision for the year ended December 31, 2012, we used estimates of taxable income for the various tax jurisdictions. These estimates are not finalized until we file our tax return in the following year. During the third quarter of 2013, we filed our 2012 tax return which resulted in a return to provision true-up of $16 million.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of assets and liabilities included in our consolidated balance sheet attributable to discontinued operations follows:

	September 30,	December 31,
	2013	2012
	(In millions)
Current assets:
Cash and cash equivalents	$69	$76
Accounts receivable	144	207
Inventories	113	91
Other current assets	27	31
Total current assets	353	405
Noncurrent assets:
Oil and gas properties, net of accumulated depreciation, depletion and amortization of $1,032 and $843 as of September 30, 2013 and December 31, 2012, respectively	882	781
Deferred taxes	27	24
Other assets	4	4
Total noncurrent assets	913	809
Total assets	$1,266	$1,214

Current liabilities:
Accounts payable	$41	$50
Accrued liabilities	285	269
Other current liabilities	17	21
Total current liabilities	343	340
Noncurrent liabilities:
Asset retirement obligations	41	38
Deferred taxes	82	41
Other liabilities	14	23
Total noncurrent liabilities	137	102
Total liabilities	$480	$442

Crude Oil Inventories

Substantially all of the crude oil from our offshore operations in Malaysia and China is produced into floating production, storage and off-loading vessels (FPSOs) or onshore storage terminals and “lifted” and sold periodically as barge quantities are accumulated. The product inventory from our international operations consisted of approximately 990,000 barrels and 744,000 barrels of crude oil valued at cost of $79 million and $64 million at September 30, 2013 and December 31, 2012, respectively, and are included in the "Inventories" line item in the preceding table and our consolidated balance sheet. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depletion expense.

Oil and Gas Properties

At September 30, 2013, the oil and gas properties associated with our discontinued operations included $115 million not subject to amortization, comprised of $45 million incurred prior to 2011, $2 million incurred in 2011, $24 million incurred in 2012 and $44 million incurred in 2013. The cost center ceilings with respect to our Malaysia and China full cost pools exceeded the net capitalized costs of the respective cost centers at December 31, 2012 and September 30, 2013, and as such, no ceiling test writedowns were required.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.  Oil and Gas Assets:

  Property and Equipment

  Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Oil and gas properties:
Subject to amortization	$14,019	$12,647
Not subject to amortization	1,666	1,485
Gross oil and gas properties	15,685	14,132
Accumulated depreciation, depletion and amortization	(8,035)	(7,378)
Net oil and gas properties	7,650	6,754
Other property and equipment:
Furniture, fixtures and equipment	143	141
Gathering systems and equipment	92	73
Accumulated depreciation and amortization	(75)	(66)
Net other property and equipment	160	148
Total property and equipment, net	$7,810	$6,902

The following is a summary of our oil and gas properties not subject to amortization as of September 30, 2013. At September 30, 2013, approximately 86% of our oil and gas properties not subject to amortization were associated with unconventional resource plays. Because of the size of our unconventional resource plays, the entire evaluation can take significantly longer than four years. However, we believe that our evaluation activities related to substantially all of our conventional properties not subject to amortization will be completed within four years.

	Costs Incurred In
	2013	2012	2011	2010 and Prior	Total
	(In millions)
Acquisition costs	$116	$112	$252	$355	$835
Exploration costs	491	28	13	36	568
Development costs	1	31	39	—	71
Fee mineral interests	—	—	—	23	23
Capitalized interest	40	67	62	—	169
Total oil and gas properties not subject to amortization	$648	$238	$366	$414	$1,666

Gulf of Mexico Asset Sale

In October 2012, we closed on the sale of our remaining assets in the Gulf of Mexico to W&T Offshore, Inc. for approximately $208 million, subject to customary post-closing adjustments. The sale of our remaining assets in the Gulf of Mexico did not significantly alter the relationship between capitalized costs and proved reserves, and as such, all proceeds were recorded as adjustments to our domestic full cost pool with no gain or loss recognized. These consolidated financial statements include the results of our Gulf of Mexico operations through the date of sale.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Asset Sales

During the nine months ended September 30, 2013 and the year ended December 31, 2012, we sold certain oil and gas properties for proceeds of approximately $25 million and $630 million (includes Gulf of Mexico asset sale discussed above), respectively. The cash flows and results of operations for the assets included in a sale are included in our consolidated financial statements up to the date of sale. All of the proceeds associated with our asset sales were recorded as adjustments to our domestic full cost pool.

5.  Derivative Financial Instruments:

Commodity Derivative Instruments

We utilize the following derivative strategies, which consist of either a single derivative instrument or a combination of instruments, to hedge against the variability in cash flows associated with the forecasted sale of our future oil and natural gas production domestically.

•
Fixed-price swaps. With respect to a swap position, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap strike price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap strike price.

•
Collars (combination of purchased put options (floor) and sold call options (ceiling)). For a collar position, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor strike price while we are required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling strike price. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor strike price and equal to or less than the ceiling strike price.

•
Fixed-price swaps with sold puts. A swap with a sold put position consists of a standard swap position plus a put sold by us with a strike price below the associated fixed-price swap. This structure enables us to increase the fixed-price swap with the value received through the sale of the put. If the settlement price for any settlement period falls equal to or below the put strike price, then we will only receive the difference between the swap price and the put strike price. If the settlement price is greater than the put strike price, the result is the same as it would have been with a standard swap only.

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

•
Swaptions. A swaption is an option to exercise a swap where the buyer (counterparty) of the swaption purchases (by payment of premium to the seller (Newfield)) the right, but not the obligation to, enter into a fixed-price swap with the seller on a predetermined date (expiration date). The swap price is a fixed price determined at the time of the swaption contract.  If the swaption is exercised, the contract will become a swap treated the same as described above.

While the use of these derivative instruments limits the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements.

Our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, estimated volatility, non-performance risk adjustments using credit default swaps and time to maturity. The calculation of the fair value of collars, sold puts and swaptions requires the use of an option-pricing model. See Note 8, “Fair Value Measurements.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At September 30, 2013, we had outstanding positions with respect to our future production as set forth in the tables below.

Natural Gas

		NYMEX Contract Price Per MMBtu
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2013:
Fixed-price swaps	13,800	$4.09	—	—	—	$7
Collars with sold puts(A)	6,770	3.44	$3.82	$5.24	$6.20	7
Collars with sold puts	4,575	—	3.00	3.75	4.75	1
2014:
Fixed-price swaps	85,775	3.98	—	—	—	10
Collars	23,725	—	—	3.75	4.62	4
2015:
Fixed-price swaps	49,275	4.28	—	—	—	11
Collars	38,325	—	—	3.93	4.74	6
Total						$46
________

(A)
During the first quarter of 2012, natural gas spot market prices were below the puts we sold on our collar with sold put positions for April through December 2012 and the full-year 2013, exposing us further to the softening natural gas spot market. As a result, during the first quarter of 2012, we entered into additional swap positions in the over-the-counter market that effectively prevented any further erosion in the value of our natural gas collar with sold put positions. The new swap positions added during the first quarter of 2012 were for the same volumes as our full-year 2013 collar with sold put positions. The economics from the combination of these additional swap positions and our natural gas collar with sold put positions will result in an effective average fixed price of $4.86 per MMBtu as long as natural gas spot prices for the respective time periods settle below the puts we sold on our collar with sold put positions. In the event natural gas spot prices settle above the ceilings on our associated collar with sold put positions, we would not recover the difference through the sale of our production as we would realize losses on both instruments discussed above.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Crude Oil

		NYMEX Contract Price Per Bbl
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2013:
Fixed-price swaps	213	$91.10	—	—	—	$(2)
Fixed-price swaps with sold puts	920	97.49	$75.00	—	—	(4)
Collars with sold puts	2,546	—	80.00	$95.00	$115.59	—
2014:
Fixed-price swaps	7,127	89.89	—	—	—	(36)
Fixed-price swaps with sold puts	5,840	95.16	75.00	—	—	(4)
Collars with sold puts	2,190	—	75.83	90.83	102.93	(2)
2015:
Fixed-price swaps	6,567	90.39	—	—	—	12
Fixed-price swaps with sold puts	3,107	90.04	66.53			3
Swaptions(A)	—	90.00	—	—	—	(3)
Total						$(36)
________

(A)
During the third quarter of 2013, we sold crude oil swaption contracts that would potentially hedge 1,460 MBbls of calendar year 2015 production if exercised on their expiration date in the fourth quarter of 2013. These contracts give the counterparties the option to enter into swap contracts with us at $90.00/Bbl for calendar year 2015. We received premiums of $3 million upon execution of these contracts, which were recorded in current "Derivative liabilities" on our consolidated balance sheet.

Additional Disclosures about Derivative Instruments and Hedging Activities

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
September 30, 2013	(In millions)				(In millions)
Natural gas positions	$51	$(4)	$29	$18	$(5)	$4	$(1)	$—
Oil positions	23	(10)	—	13	(59)	10	(48)	(1)
Total	$74	$(14)	$29	$31	$(64)	$14	$(49)	$(1)

December 31, 2012
Natural gas positions	$86	$(5)	$79	$2	$(16)	$5	$(4)	$(7)
Oil positions	77	(16)	46	15	(26)	16	(2)	(8)
Total	$163	$(21)	$125	$17	$(42)	$21	$(6)	$(15)

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amount of gain (loss) recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on natural gas positions	$19	$37	$51	$135
Realized gain (loss) on oil positions	(12)	3	(9)	(4)
Realized gain (loss) on basis positions	—	(3)	—	(8)
Total realized gain(1)	7	37	42	123
Unrealized gain (loss) on natural gas positions	(6)	(79)	(24)	(162)
Unrealized gain (loss) on oil positions	(100)	(59)	(84)	92
Unrealized gain (loss) on basis positions	—	3	—	8
Total unrealized loss	(106)	(135)	(108)	(62)
Total	$(99)	$(98)	$(66)	$61
________

(1)
The total realized gain on commodity derivatives may differ from the cash receipts on derivative settlements as a result of the receipt or payment of premiums, or due to the recognition of premiums previously received associated with derivatives settled during the period.

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty. At September 30, 2013, nine of our 15 counterparties accounted for approximately 85% of our estimated future hedged production, with no single counterparty accounting for more than 15% of that production.

A portion of our derivative instruments are with lenders under our credit facility. Our credit facility, senior notes, senior subordinated notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

6.  Accounts Receivable:

Accounts receivable consisted of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Revenue	$249	$291
Joint interest	173	154
Other	19	8
Reserve for doubtful accounts	—	(1)
Total accounts receivable	$441	$452

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.  Accrued Liabilities:

Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Revenue payable	$158	$95
Accrued capital costs	435	355
Accrued lease operating expenses	64	95
Employee incentive expense	39	50
Accrued interest on debt	46	43
Taxes payable	97	108
Other	54	55
Total accrued liabilities	$893	$801

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments primarily include derivative instruments, such as commodity options (price collars, sold puts and swaptions) and other financial investments.

•
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

•
Our valuation methodology for investments is a discounted cash flow model that considers various inputs including: (a) the coupon rate specified under the debt instruments, (b) the current credit ratings of the underlying issuers, (c) collateral characteristics and (d) risk-adjusted discount rates.

•
Our valuation model for the Stockholder Value Appreciation Program (SVAP) is a Monte Carlo simulation that is based on a probability model and considers various inputs including: (a) the measurement date stock price, (b) time value and (c) historical and implied volatility. See Note 11, "Stock-Based Compensation," for a description of the SVAP.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value of Financial Instruments

The following table summarizes the valuation of our financial assets (liabilities) of our continuing operations by measurement levels:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2012:
Money market fund investments	$22	$—	$—	$22
Deferred compensation plan assets	6	—	—	6
Investments available-for-sale:
Equity securities	7	—	—	7
Auction rate securities	—	—	36	36
Oil and gas derivative swap contracts	—	6	—	6
Oil and gas derivative option contracts	—	—	115	115
Stock-based compensation liability awards	(2)	—	—	(2)
Total	$33	$6	$151	$190

As of September 30, 2013:
Money market fund investments	$11	$—	$—	$11
Deferred compensation plan assets	8	—	—	8
Investments available-for-sale:
Equity securities	7	—	—	7
Auction rate securities	—	—	39	39
Oil and gas derivative option contracts	—	—	10	10
Stock-based compensation liability awards	(7)	—	(8)	(15)
Total	$19	$—	$41	$60

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

As of September 30, 2013, we held $39 million of auction rate securities maturing beginning in 2033 that are classified as a Level 3 fair value measurement. This amount reflects a decrease in the fair value of these investments since the time of purchase of $6 million ($4 million net of tax) recorded under the caption “Accumulated other comprehensive loss” on our consolidated balance sheet. As of December 31, 2012, we held $36 million of auction rate securities, which reflected a decrease in the fair value of $9 million ($6 million net of tax) since the date of purchase. The debt instruments underlying our auction rate securities are mostly investment grade (rated BBB or better) and are guaranteed by the United States government or backed by private loan collateral. We do not believe the decrease in the fair value of these securities is permanent because we currently intend to hold

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

these investments until the auction succeeds, the issuer calls the securities or the securities mature. Our current available borrowing capacity under our credit arrangements provides us the liquidity to continue to hold these securities.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods:

	Investments	Derivatives	Stock-based Compensation	Total
	(In millions)
Balance at January 1, 2012	$32	$71	$—	$103
Total realized or unrealized gains (losses):
Included in earnings	—	100	—	100
Included in other comprehensive income (loss)	2	—	—	2
Purchases, issuances and settlements:
Settlements	—	(69)	—	(69)
Transfers in and out of Level 3	—	—	—	—
Balance at September 30, 2012	$34	$102	$—	$136

Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2012	$—	$67	$—	$67

Balance at January 1, 2013	$36	$115	$—	$151
Total realized or unrealized gains (losses):
Included in earnings	—	(59)	(8)	(67)
Included in other comprehensive income (loss)	4	—	—	4
Purchases, issuances and settlements:
Settlements	(1)	(46)	—	(47)
Transfers in and out of Level 3	—	—	—	—
Balance at September 30, 2013	$39	$10	$(8)	$41

Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2013	$—	$(8)	$(8)	$(16)

Qualitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

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

Stock-Based Compensation. The Level 3 component of stock-based compensation is comprised of the SVAP implemented in September 2013. For additional details regarding the SVAP, see Note 11, "Stock-Based Compensation." Our valuation model for the SVAP considers various factors, including certain unobservable inputs such as volatility factors. The calculation of the fair value of the SVAP liability requires the use of a probability-based Monte Carlo simulation in a risk-neutral framework. The simulation predicts multiple scenarios of future stock return over the performance period, which are discounted to calculate the fair value. The fair value is recognized over a service period derived from the simulation. Future stock returns and discounting variables are sensitive to market volatility. Significant increases (decreases) in the volatility factors utilized in our option-pricing model can cause significant increases (decreases) in the fair value measurement of the SVAP liability.

Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

	Estimated Fair Value Asset (Liability)	Quantitative Information about Level 3 Fair Value Measurements
Instrument Type		Valuation Technique	Unobservable Input	Range
	(In millions)
Oil option contracts	$(10)	Option model	NYMEX oil price forward curve	$87.07	—	$104.67
			Oil price volatility curves	15.48%	—	26.34%
			Credit risk	0.01%	—	1.64%
Natural gas option contracts	$20	Option model	NYMEX natural gas price forward curve	$3.49	—	$4.26
			Natural gas price volatility curves	20.47%	—	32.03%
			Credit risk	0.01%	—	2.19%
SVAP	$(8)	Monte Carlo	Historical volatility			44.70%
			Implied volatility	37.10%	—	39.80%

The underlying inputs in the determination of the valuation of our auction rate securities are developed by a third party and, therefore, not included in the quantitative analysis above.

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	September 30, 2013	December 31, 2012
	(In millions)
5¾% Senior Notes due 2022	$768	$836
5⅝% Senior Notes due 2024	970	1,074
7⅛% Senior Subordinated Notes due 2018	623	630
6⅞% Senior Subordinated Notes due 2020	737	749

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.  Debt:

As of the indicated dates, our debt consisted of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Senior unsecured debt:
Revolving credit facility - LIBOR based loans	$440	$—
Total credit arrangements	440	—
5¾% Senior Notes due 2022	750	750
5⅝% Senior Notes due 2024	1,000	1,000
Total senior unsecured debt	2,190	1,750
7⅛% Senior Subordinated Notes due 2018	600	600
6⅞% Senior Subordinated Notes due 2020	700	700
Discount on notes	(5)	(5)
Total long-term debt	$3,485	$3,045

Credit Arrangements

In April 2013, we entered into the second amendment to the credit facility, which allows the sale of the Company's international businesses pursuant to certain terms and conditions. In June 2013, we entered into the third amendment of our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 2016 to June 2018 and increased the borrowing capacity from $1.25 billion to $1.4 billion. We incurred $4 million of deferred financing costs related to this amendment. As of September 30, 2013, the largest individual loan commitment by any lender was 14% of total commitments.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank, N.A. or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points, plus a margin that is based on a grid of our debt rating (75 basis points per annum at September 30, 2013) or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (175 basis points per annum at September 30, 2013).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (30 basis points per annum at September 30, 2013). We incurred aggregate commitment fees under our current credit facility of approximately $0.8 million and $2.5 million for the three and nine months ended September 30, 2013, respectively, which are recorded in “Interest expense” on our consolidated statement of operations. For the three and nine months ended September 30, 2012, we incurred commitment fees under our current and previous credit facilities of approximately $0.9 million and $2.5 million, respectively.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns and goodwill impairments) to interest expense of at least 3.0 to 1.0. At September 30, 2013, we were in compliance with all of our debt covenants.

As of September 30, 2013, we had $70 million of undrawn letters of credit outstanding related to our business in Malaysia under our credit facility. Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (175 basis points at September 30, 2013). Additionally, as of September 30, 2013, we had $1 million of other undrawn letters of credit outstanding.

Subject to compliance with the restrictive covenants in our credit facility, at September 30, 2013, we had a total of $195 million of available borrowing capacity under our money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions.

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

10.  Income Taxes:

The provision for income taxes for continuing operations for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Amount computed using the statutory rate	$(3)	$(45)	$43	$12
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	1	(1)	4	2
Total provision (benefit) for income taxes	$(2)	$(46)	$47	$14

The effective tax rates for continuing operations for the three months ended September 30, 2013 and 2012 were 32.9% and 35.8%, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 38.2% and 41.7%, respectively. Unrealized derivative activity affects the taxable income calculation in certain jurisdictions, but not all, resulting in effective tax rates different than our expected 37%-38% range. These effective tax rate fluctuations are magnified when net income approaches zero.

As of September 30, 2013, we did not have a liability for uncertain tax positions, and as such, we had not accrued related interest or penalties. The tax years 2010 through 2012 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

11.  Stock-Based Compensation:

As of the dates indicated, our stock-based compensation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Equity awards	$12	$13	$35	$36
Liability awards	13	—	14	1
Total stock-based compensation	25	13	49	37
Capitalized in oil and gas properties	(7)	(3)	(14)	(10)
Net stock-based compensation expense	$18	$10	$35	$27

As of September 30, 2013, we had approximately $157 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards. The full amount is expected to be recognized within four years.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Equity Awards

Equity awards consist of service-based and performance- or market- based restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan.

Stock-based compensation classified as equity awards to employees and non-employee directors are currently granted under the 2011 Omnibus Stock Plan. The fair value of grants is determined utilizing the Black-Scholes option-pricing model for stock options and a lattice-based model for our performance and market-based restricted stock and restricted stock units. Compensation expense for equity awards is expected to be recognized on a straight-line basis over the applicable remaining vesting periods.

Restricted Stock.  The following table provides information about restricted stock and restricted stock unit activity:

	Service-Based Shares	Performance/ Market-Based Shares	Total Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per share data)
Non-vested shares outstanding at December 31, 2012	2,371	438	2,809	$43.31
Granted	2,290	300	2,590	27.16
Forfeited	(540)	(22)	(562)	39.46
Vested	(1,136)	—	(1,136)	39.63
Non-vested shares outstanding at September 30, 2013	2,985	716	3,701	$33.72

Stock Options.  The following table provides information about stock option activity:

	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In thousands)			(In years)	(In millions)
Outstanding at December 31, 2012	901	$38.06		3.3	$1
Granted	—	—	$—
Exercised	(42)	18.10			1
Forfeited	(144)	37.92
Outstanding at September 30, 2013	715	$39.26		2.7	$—

Exercisable at September 30, 2013	715	$39.26		2.7	$—
________

(1)	The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

On September 30, 2013, the last reported sales price of our common stock on the New York Stock Exchange was $27.37 per share.

Employee Stock Purchase Plan.  During the first six months of 2013, options to purchase approximately 99,000 shares of our common stock, which were issued under our employee stock purchase plan, were exercised. The weighted-average fair value of each option was $6.90 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 0.11%, an expected life of six months and weighted-average volatility of 40%.

On July 1, 2013, options to purchase approximately 87,000 shares of our common stock were issued under our employee stock purchase plan. The weighted-average fair value of each option was $6.20 per share. The fair value of the options granted

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 0.09%, an expected life of six months and weighted-average volatility of 38%.

Liability Awards

Liability awards consist of cash-based performance awards under the Stockholder Value Appreciation Program and cash-settled restricted stock units.

Stockholder Value Appreciation Program.  In September 2013, the Compensation and Management Development Committee of the Board approved the Stockholder Value Appreciation Program, to be administered under the 2011 Omnibus Stock Plan. The SVAP pays substantially all full-time domestic, non-executive employees a cash payment based on a percentage of salary upon each incremental $5 increase in our 30 calendar day average share price. The first price threshold that would trigger a payment under the SVAP was $27.50. The SVAP’s performance period lasts through December 31, 2015.

The fair value of the SVAP liability was $8 million as of September 30, 2013. The fair value was determined using a Monte Carlo simulation assuming no dividends, a risk-free weighted-average interest rate of 0.41%, an expected life of 2.25 years and an average of implied and historical stock price volatility of 42%. On October 12, 2013, the first price threshold of $27.50 was achieved, which led to a cash payment of approximately $13 million that was paid to eligible employees on October 25, 2013. As of September 30, 2013, we had unrecognized stock-based compensation expense of approximately $35 million for the SVAP.

Cash-Settled Restricted Stock Units.  During 2011 and 2013, we granted cash-settled restricted stock units to employees that vest over three years. The value of the awards, and the associated stock-based compensation expense, is based on the Company’s stock price. During the nine months ended September 30, 2013, approximately 83,000 cash-settled restricted stock units vested and settled for approximately $2 million. During the nine months ended September 30, 2012, approximately 44,000 cash-settled restricted stock units vested and settled for approximately $2 million. As of September 30, 2013, we had approximately 1.1 million cash-settled restricted stock units outstanding and unrecognized stock-based compensation expense of approximately $23 million for cash-settled restricted stock units.

12.  Voluntary Severance Program:

During the second quarter of 2013, we implemented a voluntary severance program in order to lower cash operating costs and change the structure of our organization to better align with our focus on domestic resource plays. Through September 30, 2013, the estimated total expense of the voluntary severance program was approximately $9 million, all of which has been recognized in "General and administrative" expense in our consolidated statement of operations.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.  Supplemental Cash Flows Information:

The following table presents information about supplemental cash flows for the following periods:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Non-cash items excluded from the statement of cash flows:
(Increase) decrease in accrued capital expenditures	$(55)	$(101)
(Increase) decrease in asset retirement costs	(8)	(14)

15.  Related-Party Transactions:

Kevin M. Robinson, our Vice President — Asia, and Susan G. Riggs, our Treasurer, are minority owners of Huffco International L.L.C. (Huffco). In May 1997, before Mr. Robinson and Ms. Riggs joined us, we acquired from Huffco an entity now known as Newfield China, LDC, the owner of a 12% interest in a three-field unit located on Blocks 4/36 and 5/36 in Bohai Bay, offshore China. Huffco retained preferred shares of Newfield China that provided for an aggregate dividend equal to 10% of the excess of proceeds received by Newfield China from the sale of oil, gas and other minerals over all costs incurred with respect to exploration and production in Block 5/36, plus the cash purchase price we paid Huffco for Newfield China ($6 million). During the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, Newfield China paid $2 million, $7 million and $5 million, respectively, of dividends to Huffco on the preferred shares of Newfield China. During the third quarter, we purchased from Huffco the outstanding preferred shares of Newfield China for approximately $20 million. The repurchase of the preferred shares was recorded as a charge against retained earnings.

16. Subsequent Events:

On October 22, 2013, Newfield International Holdings Inc, a wholly-owned subsidiary of the Company, entered into a stock purchase agreement to sell our Malaysian business to SapuraKencana Petroleum Berhad, a Malaysian public company (SapuraKencana), for approximately $898 million in cash (subject to customary purchase price adjustments). This transaction requires the approval of SapuraKencana's shareholders and Petroliam Nasional Berhad (PETRONAS). Following approval by SapuraKencana shareholders, we intend to offer preferential rights to our partners under the applicable Joint Operating Agreements. We expect the transaction to close in early 2014. As discussed in Note 3, our Malaysia operations are classified as discontinued operations at September 30, 2013, and the historical results of operations for all of our international operations are reflected in our financial statements as “discontinued operations.”

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

During the recent installation of the topside facilities on our LF-7 oil development in China by a third-party contractor, a hydraulic jacking system malfunctioned and the installation was suspended. The topsides have been safely towed to a yard near Hong Kong and a thorough inspection of both the jacket and the topsides is currently under way. The installation of the facility and the date of first production have been delayed. The exact cost and timing for the reinstallation remains uncertain at this time. Accordingly, the timing of the planned divestiture of the China business could be similarly delayed.

On October 22, 2013, Newfield International Holdings Inc., a wholly-owned subsidiary of the Company, entered into a stock purchase agreement to sell our Malaysian business to SapuraKencana Petroleum Berhad, a Malaysian public company ("SapuraKencana"), for approximately $898 million in cash (subject to customary purchase price adjustments). We expect the transaction to close in early 2014.

Results of Continuing Operations
Our continuing operations consist of exploration, development and production activities in the United States.

Revenues.  Our revenues are primarily from the sale of oil, natural gas and NGLs and may vary significantly from period to period as a result of changes in commodity prices or volume of production sold.

Revenues from continuing operations of $486 million for the third quarter of 2013 were 43% higher than the comparable period of 2012 after adjusting the comparable period for revenue attributable to our Gulf of Mexico assets that were fully divested in 2012. The increase was primarily due to higher commodity prices and liquids production. Our liquids production increased 44% in the third quarter of 2013 compared to the third quarter of 2012. As expected, our natural gas production declined as we continue to focus capital investments on higher-margin liquids production.

Revenues of $1.3 billion for the first nine months of 2013 were 27% higher than the comparable period of 2012 after adjusting the comparable period for revenues attributable to our Gulf of Mexico assets that were fully divested in 2012. Approximately half of the increase was attributable to increases in oil production in our Mid-Continent, onshore Gulf Coast and Rocky Mountains regions of 47%, 40% and 12%, respectively. Slightly higher realized oil prices enhanced this favorable volume variance. Additionally, NGL production in the Mid-Continent, onshore Gulf Coast and Rocky Mountains regions increased 217%, 43% and 19%, respectively, during the nine months ended September 30, 2013, but was partially offset by lower NGL prices. While natural gas production declined, a 34% increase in the realized price during the period more than offset the negative production impact on revenue. The following table reflects our production from continuing operations, including production during 2012 from our Gulf of Mexico assets, and average realized commodity prices for the following periods:

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2013	2012		2013	2012
Production:(1)(2)
Crude oil and condensate (MBbls)	3,698	3,105	19%	10,062	9,137	10%
Natural gas (Bcf)	29.8	36.7	(19)%	87.9	112.8	(22)%
NGLs (MBbls)	1,390	712	95%	3,675	1,821	102%
Total (MBOE)	10,053	9,935	1%	28,382	29,753	(5)%
Average Realized Prices:(2)(3)
Crude oil and condensate (per Bbl)	$93.02	$81.71	14%	$87.17	$85.08	2%
Natural gas (per Mcf)	3.23	2.64	22%	3.37	2.51	34%
NGLs (per Bbl)	30.90	26.71	16%	29.64	32.19	(8)%
Crude oil equivalent (per BOE)	48.05	37.20	29%	45.18	37.61	20%
_______

(1)
Represents our net share of volumes sold regardless of when produced. Excludes natural gas produced and consumed in operations of 1.9 Bcf and 1.7 Bcf during the three months ended September 30, 2013 and 2012, respectively, and 6.6 Bcf and 5.7 Bcf during the nine months ended September 30, 2013 and 2012, respectively.

(2)
Historically, we reported NGL volumes combined with crude oil and condensate production. In our Form 10-K for the period ended December 31, 2012, we began reporting NGL production separately from crude oil and condensate production. As such, all production volumes and average realized prices for the three and nine months ended September 30, 2012 have been recalculated for comparability between periods.

(3)
Had we included the realized effects of derivative contracts, the average realized price for total natural gas would have been $3.88 and $3.56 per Mcf for the three months ended September 30, 2013 and 2012, respectively; and $3.96 and $3.64 per Mcf for the nine months ended September 30, 2013 and 2012, respectively. Our average crude oil realized price would have been $89.72 and $82.69 per Bbl for the three months ended September 30, 2013 and 2012, respectively, and $86.28 and $84.62 per Bbl for the nine months ended September 30, 2013 and 2012, respectively. We did not have any derivative contracts associated with NGL production for the periods presented.

Production.  Our third quarter 2013 total production from continuing operations increased 738 MBOE, or 8% compared to third quarter of 2012 after adjusting the comparable period for our Gulf of Mexico assets, which were sold in the fourth quarter of 2012. These assets contributed approximately 620 MBOE in the third quarter of 2012. Excluding the 2012 Gulf of Mexico volumes, period-over-period production increased across all our other domestic regions as a result of increased liquids production offset by decreased natural gas production. The decrease in natural gas production was due to natural decline as a result of reduced investment in natural gas wells. Excluding the effect of the sale of our Gulf of Mexico assets, our domestic liquids production increased approximately 44% in the third quarter of 2013, compared to the third quarter of 2012. NGL production comprised almost half of the increase in liquids production for the third quarter of 2013.

For the nine months ended September 30, 2013, total production from continuing operations increased 3% compared to the same period of 2012 after adjusting the comparable period for our Gulf of Mexico assets, which were sold in the fourth quarter of 2012. Liquids production increased 38% but was offset by decreases in natural gas production across our domestic regions. The decrease in natural gas production was due to natural decline as a result of reduced investment in natural gas wells. NGL production comprised approximately half of the increase in liquids production for the period.

Operating Expenses. The following tables present information about our operating expenses for our continuing operations for the following periods:

	Unit-of-Production			Total Amount
	Three Months Ended September 30,		Percentage Increase (Decrease)	Three Months Ended September 30,		Percentage Increase (Decrease)
	2013	2012		2013	2012
	(Per BOE)			(In millions)
Lease operating	$10.27	$9.99	3%	$104	$100	4%
Production and other taxes	1.82	1.69	8%	19	17	9%
Depreciation, depletion and amortization	17.10	17.34	(1)%	171	172	—%
General and administrative	6.08	5.77	5%	61	57	7%
Other	—	0.60	—%	—	6	—%
Total operating expenses	$35.27	$35.40	—%	$355	$352	1%

Our operating expenses for continuing operations for the three months ended September 30, 2013, stated on a per BOE basis, were down slightly over the same period of 2012. The primary offsetting components within our domestic operating expenses are as follows:

•
Lease operating expense (LOE) includes normally recurring expenses to operate and produce our oil and natural gas wells, non-recurring well workover and repair-related expenses and the costs to transport our production to the applicable sales points. LOE increased primarily due to increased transportation and processing costs of $0.77 per BOE primarily due to increased NGL production, partially offset by decreases in recurring expenses of $0.34 per BOE primarily due to the sale of our Gulf of Mexico assets in 2012.

•
Production and other taxes increased 9%, or $2 million, in comparison to the third quarter of 2012. Higher realized oil and natural gas prices resulted in an increase of almost $5 million. This increase was partially offset by almost $4 million in production tax credits received during the third quarter of 2013 primarily in our Mid-Continent region.

•
General and administrative (G&A) expenses per BOE increased 5% during the third quarter of 2013 compared to the third quarter of 2012, primarily due to costs related to increased employee-related expenses. For the three months ended September 30, 2013, we capitalized $27 million ($2.68 per BOE) of direct internal costs as compared to $23 million ($2.33 per BOE) during the comparable quarter of 2012.

	Unit-of-Production			Total Amount
	Nine Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2013	2012		2013	2012
	(Per BOE)			(In millions)
Lease operating	$10.56	$10.27	3%	$299	$305	(2)%
Production and other taxes	1.82	1.77	3%	52	53	(2)%
Depreciation, depletion and amortization	17.00	17.14	(1)%	482	510	(5)%
General and administrative	5.63	5.41	4%	160	161	(1)%
Other	—	0.20	—%	—	6	—%
Total operating expenses	$35.01	$34.80	1%	$993	$1,035	(4)%

Our total operating expenses for continuing operations for the nine months ended September 30, 2013, were down 4% as compared to the same period of 2012. The sale of our Gulf of Mexico assets was the primary driver, however, as the Gulf of Mexico assets had lower per unit operating expenses, our 2013 per-unit operating expenses were up slightly. G&A expense decreased slightly in 2013 despite inflationary pressure as we continue to focus on reducing costs.

Interest Expense.  The following table presents information about interest expense for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Gross interest expense:
Credit arrangements	$3	$2	$7	$7
Senior notes	26	25	76	48
Senior subordinated notes	23	26	70	98
Total gross interest expense	52	53	153	153
Capitalized interest	(13)	(17)	(40)	(53)
Net interest expense	$39	$36	$113	$100

The increase in interest expense related to our senior notes for the three and nine months ended September 30, 2013, as compared to the same periods of 2012 was offset by a decrease in interest expense related to senior subordinated notes. In 2012, we effectively converted our senior subordinated notes to senior notes by repaying two senior subordinated notes and issuing new senior notes. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties. Capitalized interest decreased $4 million and $13 million for the three and nine months ended September 30, 2013, as compared to the same periods of 2012, due to a reduction in our average balance of unproved oil and gas properties.

Commodity Derivative Income (Expense).  The fluctuations in commodity derivative income from period to period are due to the volatility of oil and natural gas prices and changes in our outstanding derivative instruments during these periods.

Taxes.  The effective tax rates for the three months ended September 30, 2013 and 2012 were 32.9% and 35.8%, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 38.2% and 41.7%, respectively. Unrealized derivative activity affects the taxable income calculation in certain jurisdictions, but not all, resulting in effective tax rates different than our expected 37%-38% range. These effective tax rate fluctuations are magnified when net income approaches zero.

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

Revenues from discontinued operations of $189 million for the third quarter of 2013 were 22% lower than the comparable period of 2012 due primarily to 29% fewer liftings for crude oil slightly offset with an overall increase in price per BOE of 10%. Revenues from discontinued operations for the first nine months of 2013 were $659 million, a decrease of 17% over the comparable period of 2012. The decrease in revenue was due to fewer liftings for crude oil and overall price per BOE remained essentially flat. The following table reflects our production from discontinued operations and average realized commodity prices for the following periods:

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2013	2012		2013	2012
Production/Liftings:(1)
Crude oil and condensate (MBbls)	1,655	2,320	(29)%	6,009	7,179	(16)%
Natural gas (Bcf)	0.1	0.3	(69)%	0.3	0.7	(55)%
Total (MBOE)	1,669	2,368	(30)%	6,062	7,297	(17)%

Average Realized Prices:
Crude oil and condensate (per Bbl)	$114.12	$104.67	9%	$109.41	$110.54	(1)%
Natural gas (per Mcf)	3.58	3.88	(8)%	3.71	4.04	(8)%
Crude oil equivalent (per BOE)	113.30	103.02	10%	108.64	109.14	—%
_______
(1) Represents our net share of volumes sold regardless of when produced.

Liftings. Our third quarter 2013 total liftings from discontinued operations decreased 30% over the comparable period of 2012. Approximately 70% of the decrease is due to natural decline. The remainder of the decrease is due to the timing of liftings and the terms of our production sharing contracts (PSCs) in Malaysia, which reduce entitled production as we reach certain cost recovery milestones.

Operating Expenses. The following tables present information about our operating expenses for our discontinued operations for the following periods:

	Unit-of-Production			Total Amount
	Three Months Ended September 30,		Percentage Increase (Decrease)	Three Months Ended September 30,		Percentage Increase (Decrease)
	2013	2012		2013	2012
	(Per BOE)			(In millions)
Lease operating	$15.27	$12.40	23%	$26	$29	(13)%
Production and other taxes	27.60	26.21	5%	46	62	(26)%
Depreciation, depletion and amortization	31.38	27.21	15%	52	65	(19)%
General and administrative	2.49	0.67	272%	4	2	160%
Total operating expenses	$76.74	$66.48	15%	$128	$158	(19)%

Our operating expenses for discontinued operations for the three months ended September 30, 2013, stated on a per BOE basis, increased 15% over the comparable period of 2012. The components of the period-to-period change are as follows:

•
LOE includes normally recurring expenses to operate and produce our oil and natural gas wells, non-recurring well workover and repair-related expenses and the costs to transport our production to the applicable sales points. LOE decreased by $3 million, or 13%, compared to the same period of 2012. The majority of this decrease is a result of reduced workover activity in Malaysia. LOE per BOE increased 23% despite lower costs due to fewer liftings.

•
Per the terms of our PSCs in Malaysia, our production tax rate increases as we reach certain cost recovery milestones. The increased rates combined with reduced liftings resulted in higher production taxes per BOE and lower total production taxes. The third quarter of 2013 increase in production taxes per BOE is lower than the year-to-date 2013 increase as a result of production tax credits received during the third quarter of 2013.

•
Total depreciation, depletion and amortization (DD&A) expense decreased 19% due to a 30% decrease in liftings during the third quarter of 2013 as compared to the third quarter of 2012, partially offset by an increase in the average DD&A rate. Our average quarterly DD&A rate per BOE increased 15% when compared to the quarterly rate for the comparative period in 2012. The increase was primarily due to the costs of unsuccessful wells in offshore Malaysia and China being included in costs subject to amortization in the second quarter of 2013 without a related increase in reserves.

•
G&A expense increased approximately $2 million ($1.82 per BOE) primarily due to increased employee-related and other costs associated with our decision to initiate strategic alternatives for our international businesses.

	Unit-of-Production			Total Amount
	Nine Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2013	2012		2013	2012
	(Per BOE)			(In millions)
Lease operating	$15.63	$10.80	45%	$95	$79	20%
Production and other taxes	35.31	26.97	31%	214	197	9%
Depreciation, depletion and amortization	30.02	26.33	14%	182	192	(5)%
General and administrative	1.66	0.55	202%	10	4	152%
Total operating expenses	$82.62	$64.64	28%	$501	$472	6%

Our operating expenses for discontinued operations for the nine months ended September 30, 2013, stated on a per BOE basis, increased 28% over the comparable period of 2012. The components of the period-to-period change are as follows:

•
LOE per BOE increased 45% ($4.83 per BOE) due to increased service costs related to offshore support operations in Malaysia and mostly-fixed fees associated with producing into onshore storage terminals in Malaysia combined with fewer liftings.

•
Production and other taxes per BOE increased by 31% due to the terms of our PSCs in Malaysia, which increase production tax rates subsequent to reaching certain cost recovery milestones. We expect the elevated production tax rates to continue as the majority of our fields in Malaysia are now subject to these higher rates.

•
Total DD&A expense decreased 5% due to a 17% decrease in liftings during 2013 as compared to 2012, partially offset by an increase in the average DD&A rate. Our average DD&A rate per BOE increased 14% when compared to the rate for the comparative period in 2012. The increase was primarily due to the costs of unsuccessful wells in offshore Malaysia and China being included in costs subject to amortization in the second quarter of 2013 without a related increase in reserves.

•
G&A expense increased approximately $6 million ($1.11 per BOE) primarily due to increased employee-related costs and other costs associated with our decision to initiate strategic alternatives for our international businesses.

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

We establish a capital budget for each calendar year and review it during the course of the year. Our capital budgets (excluding acquisitions) are created based upon our estimate of internally generated sources of cash, which includes cash flows from operations and if applicable, non-strategic asset sales, as well as available borrowing capacity under our credit arrangements. Approximately 84% of our remaining expected 2013 domestic oil and gas production (excluding NGLs) is hedged. Our 2013 capital budget, excluding both estimated capitalized interest and overhead of approximately $182 million but including acquisitions, is expected to be approximately $2 billion and focuses on projects with higher rates of return, which we believe will generate and lay the foundation for liquids production growth in 2014 and thereafter. Of the total 2013 capital budget, approximately $1.6 billion is allocated to our continuing operations, substantially all of which is allocated to oil or liquids-rich projects.

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

During the recent installation of the topside facilities on our LF-7 oil development in China by a third-party contractor, a hydraulic jacking system malfunctioned and the installation was suspended. The topsides have been safely towed to a yard near Hong Kong and a thorough inspection of both the jacket and the topsides is currently under way. The installation of the facility and the date of first production have been delayed. The exact cost and timing for the reinstallation remains uncertain at this time. Accordingly, the timing of the planned divestiture of the China business could be similarly delayed. We carry customary insurance for such events and do not believe the repair costs or potential timing delays of a sale will have a material impact on the Company’s liquidity and capital resources.

Credit Arrangements.  We maintain a revolving credit facility of $1.4 billion that matures in June 2018, as well as money market lines of credit of $195 million, for a total borrowing capacity of $1.6 billion. At September 30, 2013, we had $440 million of LIBOR based loans outstanding against our revolving credit facility. At September 30, 2013, we had no scheduled maturities of senior notes or senior subordinated notes until 2018. As of September 30, 2013, we had $70 million of undrawn letters of credit related to our Malaysian business outstanding under our credit facility. Additionally, as of September 30, 2013, we had $1 million of other undrawn letters of credit outstanding. For a more detailed description of the terms of our credit arrangements and senior and senior subordinated notes, please see Note 9, “Debt,” to our consolidated financial statements appearing earlier in this report.

As of October 31, 2013, our available borrowing capacity under our credit arrangements was approximately $935 million, and we had the following:

•$590 million of borrowings under our credit facility;

•	$70 million of letters of credit outstanding under our credit facility, issued to satisfy commitments under our PSCs in Malaysia;

•no outstanding borrowings under our money market lines of credit; and
•$1 million in other undrawn letters of credit outstanding.

Working Capital.  Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements, changes in the fair value of our outstanding commodity derivative instruments as well as the timing of receiving reimbursement of amounts paid by us for the benefit of joint venture partners. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital. Our 2013 capital investment levels will exceed our estimate of cash flows from operations and we will use available capacity under our credit arrangements and proceeds from non-strategic asset sales to fund the shortfall.

At September 30, 2013, we had negative working capital of $303 million compared to negative working capital of $93 million at December 31, 2012. The decrease in our working capital is primarily due to a decrease of $139 million in our current derivative position and the related deferred taxes resulting from volatility of oil and gas prices, the settlement of derivative contracts during 2013 and an increase of $80 million in accrued capital expenditures. In addition, working capital fluctuates due to the timing of the receivable collections; the timing of crude oil liftings in our international operations; drilling activities; payments made by us to vendors and other operators; and the timing and amount of advances received from our joint operations.

Cash Flows from Operations.  Cash flows from operations are our primary source of capital and liquidity and are primarily affected by the sale of our oil, natural gas and NGLs, as well as commodity prices, net of the effects of derivative contract settlements and changes in working capital. We sell substantially all of our oil, natural gas and NGLs under floating price, market sensitive contracts. We generally hedge a substantial, but varying, portion of our anticipated future oil and gas production for the next 24 to 36 months. As of September 30, 2013, we had no open derivative contracts for NGLs. See “—Oil and Gas Hedging” below.

We typically receive the cash associated with oil and gas sales within 45 to 60 days of production. As a result, cash flows from operations and income from operations generally correlate, but cash flows from operations are impacted by changes in working capital.

Our net cash flows from operations were $1.1 billion (includes $331 million of cash flows from discontinued operations) for the nine months ended September 30, 2013, an increase of $291 million compared to net cash flows from operations of $804 million for the same period in 2012 primarily due to changes in working capital.

Cash Flows used in Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2013 was $1.5 billion compared to $921 million for the same period in 2012. The increase is due to increased capital expenditures combined with fewer asset sales in 2013 compared to 2012.

Cash Flows from Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2013 was $410 million compared to $166 million for the same period in 2012. During the nine months ended September 30, 2013, we increased our borrowings under our revolving credit facility by $440 million to fund capital expenditures and paid $20 million to repurchase the preferred shares of our now wholly-owned subsidiary, Newfield China, LDC.

Capital Expenditures.  Our capital investments were approximately $1.5 billion for the first nine months of 2013 and $1.4 billion during the same period of 2012. These amounts exclude acquisitions, which were $64 million for first nine months of 2013 and immaterial during the same period of 2012 and recorded asset retirement obligations of $8 million and $14 million in the respective periods. During the first nine months of 2013, we invested $1.0 billion in domestic exploitation and development, $190 million in domestic exploration (exclusive of leasehold activity), $25 million in leasing domestic proved and unproved property (leasehold) and $288 million related to our discontinued operations. During the first nine months of 2012, we invested $991 million in domestic exploitation and development, $174 million in domestic exploration (exclusive of leasehold activity), $59 million in leasing domestic proved and unproved property (leasehold) and $174 million related to our discontinued operations.

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

Contractual Obligations

The table below summarizes our significant contractual obligations by maturity as of September 30, 2013.

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Continuing operations
Debt:
Revolving credit facility	$440	$—	$—	$440	$—
5¾% Senior Notes due 2022	750	—	—	—	750
5⅝% Senior Notes due 2024	1,000	—	—	—	1,000
7⅛% Senior Subordinated Notes due 2018	600	—	—	600	—
6⅞% Senior Subordinated Notes due 2020	700	—	—	—	700
Total debt	3,490	—	—	1,040	2,450
Other obligations:
Interest payments	1,552	199	597	344	412
Net derivative (assets) liabilities	10	(20)	30	—	—
Asset retirement obligations	104	1	7	9	87
Operating leases and other (1)	183	76	60	24	23
Firm transportation	465	79	221	118	47
Total other obligations	2,314	335	915	495	569
Total contractual obligations from continuing operations	$5,804	$335	$915	$1,535	$3,019
Discontinued operations
Other obligations:
Asset retirement obligations	$46	$5	$27	$7	$7
Operating leases and other (2)	267	238	23	5	1
Oil and gas activities (3)	82	—	—	—	—
Total contractual obligations from discontinued operations	$395	$243	$50	$12	$8
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

(3)
As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, obtaining and processing seismic data and fulfilling other related commitments. At September 30, 2013, these work-related commitments totaled $82 million, all of which were attributable to our international businesses. Actual amounts by maturity are not included because their timing cannot be accurately predicted.

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

Oil and Gas Hedging

We use derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of our future oil and gas production. We generally hedge a substantial, but varying, portion of our anticipated future domestic oil and gas production for the next 24 to 36 months. As of September 30, 2013, we had no outstanding derivative contracts related to our NGL production or production associated with our discontinued operations. In the case of significant acquisitions, we may hedge acquired production for a longer period. In addition, we may use basis contracts to hedge the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. We do not use derivative instruments for trading purposes.

See the discussion and tables in Note 5, “Derivative Financial Instruments,” and Note 8, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open positions and the estimated fair market value of those positions as of September 30, 2013.

Between October 1, 2013 and October 31, 2013, we did not enter into any additional derivative contracts.

Accounting for Hedging Activities.  We do not designate future price-risk management activities as accounting hedges. Because derivative contracts not designated for hedge accounting are accounted for on a mark-to-market basis, we have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of September 30, 2013, we had net derivative assets of $10 million, of which 35%, based on total hedged volumes, was measured based upon our valuation model (i.e. Black-Scholes) and, as such, is classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments. As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of September 30, 2013. We use credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 5, “Derivative Financial Instruments,” and Note 8, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

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

•	our commodity hedging arrangements as compared to actual commodity prices;

•	the volatility in the commodity futures market;

•	the availability of storage, transportation and refining capacity for the crude oil we produce in the Uinta Basin;

•	drilling risks and results;

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	global events that may impact our domestic and international operating contracts, markets and prices;

•	labor conditions;

•	weather conditions;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	competitive conditions;

•	civil or political unrest or terrorism in a region or country;

•	our ability to monetize non-strategic assets, pay debt and the impact of changes in our investment ratings;

•	electronic, cyber or physical security breaches;

•	changes in tax rates;

•	inflation rates;

•	uncertainties and changes in estimates of reserves;

•	the effect of worldwide energy conservation measures;

•	the price and availability of, and demand for, competing energy sources;

•	the availability (or lack thereof) of acquisition, disposition or combination opportunities; and

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

Bcf.  Billion cubic feet.

BOE.  One barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate or 42 gallons for NGLs.

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

Working interest.  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production and requires the owner to pay a share of the costs of drilling and production operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in oil, natural gas and NGL prices, interest rates and foreign currency exchange rates as discussed below.

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While the use of hedging arrangements limits the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of hedging transactions may involve basis risk. All of our hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2013, nine of our 15 counterparties accounted for approximately 85% of our estimated future hedged production with no single counterparty accounting for more than 15% of that production. For a further discussion of our hedging activities, see the information under the caption “Oil and Gas Hedging” in Item 2 appearing earlier in this report and the discussion and tables in Note 5, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report.

Interest Rates

At September 30, 2013, our debt was comprised of:

	Fixed Rate Debt	Variable Rate Debt
	(In millions)
Revolving credit facility	$—	$440
7⅛% Senior Subordinated Notes due 2018	600	—
6⅞% Senior Subordinated Notes due 2020	695	—
5¾% Senior Notes due 2022	750	—
5⅝% Senior Notes due 2024	1,000	—
	$3,045	$440

We consider our interest rate exposure to be minimal because 87% of our obligations were at fixed rates as of September 30, 2013. Our variable rate debt is currently at interest rates of 2% or less.

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at September 30, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

In August 2010, we received a Notice of Violation (NOV) from the Environmental Protection Agency (EPA) alleging that we failed to provide adequate financial assurance for water injection wells falling under EPA jurisdiction that are located at our Monument Butte field in Duchesne County, Utah (Monument Butte). The injection wells are part of an enhanced oil recovery project designed to optimize production from Monument Butte. Regulations under the Safe Drinking Water Act (SDWA) require operators of injection wells to file proof of financial assurance annually to cover the costs to plug and abandon the injection wells. The NOV alleges that our 2010 and 2009 filings (for 2009 and 2008) did not meet the financial ratio tests that are acceptable as one form of required financial assurance under SDWA regulations. The NOV did not contain any allegations of environmental spills, releases or pollution. Upon receipt of the NOV, we promptly complied with the EPA’s request to put alternate financial assurance in place. We held preliminary discussions with the EPA regarding potential settlement of this matter; however, the EPA determined that the NOV could not be resolved administratively within the EPA’s settlement authority under the SDWA, and therefore required a referral to the Department of Justice (DOJ). Negotiations to settle the alleged violation have been completed with DOJ, and a proposed consent decree has been executed and lodged with the United States District Court in Salt Lake City, Utah. The proposed consent decree requires us to pay a civil penalty of $600,000 and to demonstrate adequate financial assurance through use of a surety bond through the end of 2013. Thereafter, we may opt to return to a financial-ratio test to meet the required financial assurance for our plugging and abandonment obligations (with certain specified restrictions and reporting requirements). DOJ is accepting comments on the proposed consent decree until November 30, 2013, and may thereafter move for entry of the decree as a final order of the court.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1 — July 31, 2013	6,328	$24.14	—	—
August 1 — August 31, 2013	172,245	23.70	—	—
September 1 — September 30, 2013	5,053	24.02	—	—
Total	183,626	$23.72	—	—
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

NEWFIELD EXPLORATION COMPANY

Date: November 4, 2013	By:	/s/ TERRY W. RATHERT
Terry W. Rathert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of Newfield (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12534))

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on July 25, 2013 (File No. 1-12534))

*31.1	Certification of Chief Executive Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______
*      Filed herewith.