Form 10-Q
period 2014-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2014-04-30
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

As of April 28, 2014, there were 136,340,454 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$107	$95
Restricted cash	—	90
Accounts receivable	384	474
Inventories	41	163
Deferred taxes	20	22
Other current assets	35	57
Total current assets	587	901
Oil and gas properties, at cost, based on the full cost method of accounting for oil and gas properties ($1,365 and $1,300 were excluded from amortization at March 31, 2014 and December 31, 2013, respectively)	15,295	16,407
Less — accumulated depreciation, depletion and amortization	(7,483)	(8,306)
Total oil and gas properties, net	7,812	8,101
Other property and equipment, net	176	174
Derivative assets	17	26
Long-term investments	25	63
Deferred taxes	—	19
Other assets	34	37
Total assets	$8,651	$9,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59	$76
Accrued liabilities	728	978
Deferred liabilities	—	90
Advances from joint owners	16	30
Asset retirement obligations	4	54
Derivative liabilities	108	62
Total current liabilities	915	1,290
Other liabilities	30	38
Derivative liabilities	2	—
Long-term debt	3,046	3,694
Asset retirement obligations	107	201
Deferred taxes	1,301	1,142
Total long-term liabilities	4,486	5,075

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2014 and December 31, 2013; 136,692,531 and 136,682,631 shares issued at March 31, 2014 and December 31, 2013, respectively)	1	1
Additional paid-in capital	1,546	1,539
Treasury stock (at cost, 365,226 and 460,914 shares at March 31, 2014 and December 31, 2013, respectively)	(10)	(13)
Accumulated other comprehensive gain (loss)	2	2
Retained earnings	1,711	1,427
Total stockholders' equity	3,250	2,956
Total liabilities and stockholders' equity	$8,651	$9,321

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Oil, gas and NGL revenues	$553	$370

Operating expenses:
Lease operating	111	88
Production and other taxes	25	12
Depreciation, depletion and amortization	188	147
General and administrative	56	45
Total operating expenses	380	292
Income from operations	173	78

Other income (expense):
Interest expense	(51)	(51)
Capitalized interest	13	14
Commodity derivative income (expense)	(96)	(84)
Other, net	2	2
Total other income (expense)	(132)	(119)

Income (loss) from continuing operations before income taxes	41	(41)

Income tax provision (benefit):
Current	—	—
Deferred	17	(16)
Total income tax provision (benefit)	17	(16)
Income (loss) from continuing operations	24	(25)
Income (loss) from discontinued operations, net of tax	260	17
Net income (loss)	$284	$(8)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.17	$(0.19)
Income (loss) from discontinued operations	1.91	0.13
Basic earnings (loss) per share	$2.08	$(0.06)
Diluted:
Income (loss) from continuing operations	$0.17	$(0.19)
Income (loss) from discontinued operations	1.90	0.13
Diluted earnings (loss) per share	$2.07	$(0.06)

Weighted-average number of shares outstanding for basic earnings (loss) per share	136	135

Weighted-average number of shares outstanding for diluted earnings (loss) per share	137	135

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$284	$(8)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	—	2
Other comprehensive income (loss), net of tax	—	2
Comprehensive income (loss)	$284	$(6)

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$284	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	224	222
Deferred tax provision (benefit)	161	(13)
Stock-based compensation	11	9
Commodity derivative (income) expense	96	84
Cash receipts (payments) related to derivative contracts, net	(39)	27
Gain on sale of Malaysia business	(388)	—
Other, net	(4)	2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	51	60
(Increase) decrease in inventories	(6)	11
(Increase) decrease in other current assets	(7)	10
(Increase) decrease in other assets	—	2
Increase (decrease) in accounts payable and accrued liabilities	(6)	(55)
Increase (decrease) in advances from joint owners	(13)	10
Increase (decrease) in other liabilities	1	(2)
Net cash provided by operating activities	365	359

Cash flows from investing activities:
Additions to oil and gas properties	(553)	(399)
Proceeds from sales of oil and gas properties	10	4
Proceeds received from sale of Malaysia business, net	809	—
Additions to other property and equipment	(8)	(4)
Redemptions of investments	39	—
Net cash provided by (used in) investing activities	297	(399)

Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	562	532
Repayments of borrowings under credit arrangements	(1,211)	(532)
Purchases of treasury stock, net	(1)	(4)
Net cash used in financing activities	(650)	(4)

Increase (decrease) in cash and cash equivalents	12	(44)
Cash and cash equivalents, beginning of period	95	88
Cash and cash equivalents, end of period	$107	$44

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	136.7	$1	(0.5)	$(13)	$1,539	$1,427	$2	$2,956
Issuances of common stock	—	—			—			—
Stock-based compensation					11			11
Treasury stock, net			0.1	3	(4)			(1)
Net income						284		284
Balance, March 31, 2014	136.7	$1	(0.4)	$(10)	$1,546	$1,711	$2	$3,250

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

These consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Discontinued Operations

Our businesses in Malaysia and China were classified as held-for-sale in the second quarter of 2013. Accordingly, the results of our international operations are reflected separately as discontinued operations in the consolidated statement of operations on a line immediately after “Income (loss) from continuing operations.” See Note 3, “Discontinued Operations,” for additional disclosures, as well as information regarding the sale of our Malaysia business, which closed on February 10, 2014. These financial statements and notes are inclusive of our international operations unless otherwise noted.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and the quantities and values of proved oil, natural gas and NGL reserves used in calculating depletion and assessing impairment of our oil and gas properties. Actual results could differ significantly from these estimates. Our most significant estimates are associated with the quantities of proved oil, natural gas and NGL reserves and the fair value of our derivative positions.

Reclassifications

Certain reclassifications have been made to prior years' reported amounts in order to conform to the current year presentation. These reclassifications, including those related to our discontinued operations disclosed in Note 3, "Discontinued Operations," did not impact our net income (loss), stockholders' equity or cash flows.

Restricted Cash and Deferred Liabilities

Restricted cash and the associated deferred liability on our consolidated balance sheet at December 31, 2013, represent a deposit received in the fourth quarter of 2013 related to the sale of our Malaysia business. Amounts were contractually restricted until the transaction closed on February 10, 2014. See Note 3, "Discontinued Operations," for further discussion about the close of the sale of our Malaysia business.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits, interest and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a country-by-country basis. We capitalized approximately $54 million and $50 million of interest and direct internal costs during the three-month periods ended March 31, 2014 and 2013, respectively.

Proceeds from the sale of oil and gas properties are applied to reduce the costs in the applicable cost center unless the reduction would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. During the quarter ended March 31, 2014, we recognized a gain of approximately $388 million ($249 million, after tax) on the sale of our Malaysia business, which constituted the entire full cost pool for Malaysia. See Note 3, "Discontinued Operations," for further discussion.

If net capitalized costs of oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. If required, a ceiling test writedown reduces earnings and stockholders’ equity in the period of occurrence and, holding other factors constant, results in lower depreciation, depletion and amortization expense in future periods. We did not have a ceiling test writedown in any periods presented.

New Accounting Requirements

In April 2014, the FASB issued guidance regarding the reporting of discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. We do not expect adoption of this guidance to have a material impact on our financial position or results of operations.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.      Earnings Per Share:

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods:

	Three Months Ended March 31,
	2014	2013
	(In millions, except per share data)
Income (numerator):
Income (loss) from continuing operations	$24	$(25)
Income (loss) from discontinued operations, net of tax	260	17
Net income (loss)	$284	$(8)

Weighted-average shares (denominator):
Weighted-average shares — basic	136	135
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period(1) (2)	1	—
Weighted-average shares — diluted	137	135

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.17	$(0.19)
Income (loss) from discontinued operations	1.91	0.13
Basic earnings (loss) per share	$2.08	$(0.06)
Diluted:
Income (loss) from continuing operations	$0.17	$(0.19)
Income (loss) from discontinued operations	1.90	0.13
Diluted earnings (loss) per share	$2.07	$(0.06)
_______

(1)
    Excludes 1.5 million shares of unvested restricted stock or restricted stock units and stock options for the three months ended March 31, 2014 because including the effect would have been anti-dilutive.

(2)
The effect of unvested restricted stock or restricted stock units and stock options has not been included in the calculation of the shares outstanding for diluted EPS for the three months ended March 31, 2013, as their effect would have been anti-dilutive. Had we recognized income from continuing operations for this period, incremental shares attributable to the assumed vesting of unvested restricted stock and restricted stock units and the assumed exercise of outstanding stock options would have increased diluted weighted-average shares outstanding by 0.6 million shares for the three months ended March 31, 2013.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.     Discontinued Operations:

Malaysia Update

On February 10, 2014, Newfield International Holding Inc., a wholly-owned subsidiary of the Company, closed the stock purchase agreement to sell our Malaysia business to SapuraKencana Petroleum Berhad, a Malaysian public company, for $898 million (subject to customary purchase price adjustments). We recorded a gain in the first quarter of 2014 of approximately $388 million ($249 million, after tax). As of March 31, 2014, we had accounts receivable of $15 million related to the sale, which we expect to receive in the final post-close settlement scheduled to occur in the second quarter of 2014.

China Update

In August 2013, during the installation of the LF-7 topside facilities by a third-party contractor, a hydraulic jacking system malfunctioned and the installation was suspended. We are now in the process of completing our underwater inspections of the jacket to assess the extent of the damage. Plans are underway to repair the damage to the jacket mid-year 2014, and we plan to install the LF-7 topside facilities in the third quarter of 2014. We expect to achieve first oil production in late 2014. We continue to pursue the sale of our China business. After reevaluating the criteria to be classified as discontinued operations, we believe that our China operations continue to meet the "held-for-sale" criteria and therefore remain in discontinued operations as of March 31, 2014. We will continue to monitor the facts and circumstances surrounding the completion of the production facilities and the continued classification of our China business as discontinued operations.

Income from discontinued operations from our China business was $9 million ($3 million, net of tax) for the three months ended March 31, 2014. Income from discontinued operations from our China business was $13 million ($4 million, net of tax) for the three months ended March 31, 2013.

Financial Results of Discontinued Operations

	Three Months Ended March 31,
	2014	2013
	(In millions)
Oil and gas revenues(1)	$108	$281
Operating expenses	78	213
Income from discontinued operations	30	68
Gain on sale of Malaysia business	388	—
Income from discontinued operations before income taxes	418	68
Income tax provision (benefit):
Current	14	48
Deferred	144	3
Total income tax provision (benefit)	158	51
Income from discontinued operations, net of tax	$260	$17
________________

(1)	Certain payments to foreign governments made on our behalf that are part of the revenue process are recorded as a reduction of the related oil and gas revenues.

Income Taxes

Historically, our international effective tax rate has been approximately 37%. As a result of our December 2012 decision to repatriate earnings from our international operations, we have experienced higher international effective tax rates due to these earnings being taxed both in the U.S. and the local countries. We expect this to continue until we are fully divested of our international businesses. The effective tax rate for our discontinued operations for the three months ended March 31, 2014 was 37.9% as the majority of our income from discontinued operations resulted from the gain on the sale of our Malaysia business, which was only taxable in the U.S. The effective tax rate for our discontinued operations for the three months ended March 31, 2013 was 74.8% due to our international earnings being taxed both in the U.S and the local country.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Assets and Liabilities in the Consolidated Balance Sheet Attributable to Discontinued Operations

	March 31,	December 31,
	2014	2013
	(In millions)
Current assets:
Cash and cash equivalents	$34	$84
Accounts receivable	61	200
Inventories	11	130
Other current assets	9	33
Total current assets	115	447
Noncurrent assets:
Oil and gas properties, net of accumulated depreciation, depletion and amortization of $115 and $1,121 as of March 31, 2014 and December 31, 2013, respectively	455	989
Deferred taxes	—	19
Other assets	1	4
Total noncurrent assets	456	1,012
Total assets	$571	$1,459

Current liabilities:
Accounts payable	$5	$38
Accrued liabilities	132	324
Asset retirement obligations	—	49
Other current liabilities	—	18
Total current liabilities	137	429
Noncurrent liabilities:
Asset retirement obligations	2	86
Deferred taxes	104	129
Other liabilities	—	11
Total noncurrent liabilities	106	226
Total liabilities	$243	$655

Inventories

Substantially all of the crude oil from our international offshore operations is produced into floating production, storage and off-loading vessels (FPSOs) and “lifted” and sold periodically as barge quantities are accumulated. At December 31, 2013, the crude oil inventory from our Malaysia and China operations consisted of approximately 1.1 million barrels of crude oil valued at cost of $90 million and is included in the "Inventories" line item in the preceding table and in our consolidated balance sheet. Cost for purposes of the carrying value of oil inventory is the sum of production costs and depletion expense. The sale of our Malaysia business on February 10, 2014, reduced crude oil inventory to a de minimis amount. Remaining inventories at March 31, 2014, primarily consisted of tubular goods and well equipment for use in our oil and natural gas operations.

Oil and Gas Properties

As of March 31, 2014, all of our oil and gas properties in our discontinued operations were subject to amortization. As of December 31, 2013, approximately $115 million of our oil and gas properties in our discontinued operations were not subject to amortization.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Asset Retirement Obligations

During the quarter ended March 31, 2014, asset retirement obligations were reduced by $133 million as a result of the sale of our Malaysia business in February 2014.

4.      Oil and Gas Assets:

  Property and Equipment

  Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Oil and gas properties:
Subject to amortization	$13,930	$15,107
Not subject to amortization	1,365	1,300
Gross oil and gas properties	15,295	16,407
Accumulated depreciation, depletion and amortization	(7,483)	(8,306)
Net oil and gas properties	$7,812	$8,101
Other property and equipment:
Furniture, fixtures and equipment	141	139
Gathering systems and equipment	108	104
Accumulated depreciation and amortization	(73)	(69)
Net other property and equipment	$176	$174

At March 31, 2014, approximately 91% of our oil and gas properties not subject to amortization were associated with unconventional resource plays. Because of the size of our unconventional resource plays, the entire evaluation can take significantly longer than four years. The following is a summary of our oil and gas properties not subject to amortization as of March 31, 2014.

	Costs Incurred In
	2014	2013	2012	2011 and Prior	Total
	(In millions)
Acquisition costs	$28	$199	$109	$474	$810
Exploration costs	159	114	2	10	285
Development costs	11	12	31	24	78
Fee mineral interests	—	1	—	23	24
Capitalized interest	13	53	67	35	168
Total oil and gas properties not subject to amortization	$211	$379	$209	$566	$1,365

5.      Derivative Financial Instruments:

Commodity Derivative Instruments

We utilize derivative strategies that consist of either a single derivative instrument or a combination of instruments to manage the variability in cash flows associated with the forecasted sale of our future domestic oil and natural gas production. While the use of derivative instruments limits the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

At March 31, 2014, we had outstanding derivative positions as set forth in the tables below.

Natural Gas

		NYMEX Contract Price Per MMBtu
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2014:
Fixed-price swaps	64,625	$3.98	—	—	—	$(30)
Collars	17,875	—	—	$3.75	$4.62	(3)
2015:
Fixed-price swaps	49,275	4.28	—	—	—	4
Collars	38,325	—	—	3.93	4.74	1
Total						$(28)

Crude Oil

		NYMEX Contract Price Per Bbl
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2014:
Fixed-price swaps	5,777	$89.96	—	—	—	$(44)
Fixed-price swaps with sold puts	4,400	95.16	$75.00	—	—	(13)
Collars with sold puts	1,650	—	75.83	$90.83	$102.93	(1)
2015:
Fixed-price swaps	6,567	90.39	—	—	—	2
Fixed-price swaps with sold puts	6,621	90.13	69.17	—	—	(6)
Swaptions(1)	—	90.29	—	—	—	(4)
2016:
Fixed-price swaps with sold puts	637	90.02	70.00	—	—	1
Total						$(65)
________

(1)
During the first quarter of 2014, we sold crude oil swaption contracts (options to exercise swap contracts) to counterparties that would potentially put 1,548 MBbls of oil under contract for calendar year 2015 if exercised on their expiration date in the second quarter of 2014. These contracts give the counterparties the option to enter into swap contracts with us at a weighted-average fixed price of $90.29 per barrel for the first three quarters of calendar year 2015.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Additional Disclosures about Derivative Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
March 31, 2014	(In millions)				(In millions)
Natural gas positions	$12	$—	$—	$12	$(40)	$—	$(40)	$—
Oil positions	15	(10)	—	5	(80)	10	(68)	(2)
Total	$27	$(10)	$—	$17	$(120)	$10	$(108)	$(2)

December 31, 2013
Natural gas positions	$11	$(2)	$—	$9	$(22)	$2	$(20)	$—
Oil positions	26	(9)	—	17	(51)	9	(42)	—
Total	$37	$(11)	$—	$26	$(73)	$11	$(62)	$—

The amount of gain (loss) recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on natural gas positions	$(22)	$27
Realized gain (loss) on oil positions	(17)	—
Total realized gain (loss)(1)	(39)	27
Unrealized gain (loss) on natural gas positions	(17)	(88)
Unrealized gain (loss) on oil positions	(40)	(23)
Total unrealized gain (loss)	(57)	(111)
Total	$(96)	$(84)
________

(1)
The total realized gain (loss) on commodity derivatives may differ from the cash receipts on derivative settlements as a result of the receipt or payment of premiums or due to the recognition of premiums previously received associated with derivatives settled during the period.

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty. At March 31, 2014, ten of our 16 counterparties accounted for approximately 85% of our contracted volumes, with no single counterparty accounting for more than 15%.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Accounts Receivable:

Accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Revenue	$222	$294
Joint interest	126	156
Other	37	25
Reserve for doubtful accounts	(1)	(1)
Total accounts receivable	$384	$474

7.    Accrued Liabilities:

Accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Revenue payable	$187	$175
Accrued capital costs	365	458
Accrued lease operating expenses	27	71
Employee incentive expense	35	64
Accrued interest on debt	46	72
Taxes payable	29	93
Other	39	45
Total accrued liabilities	$728	$978

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

Level 2:
Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity fixed-price swaps and certain investments.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments primarily include derivative instruments, such as commodity options (price collars, sold puts and swaptions) and other financial investments.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy.

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2013:
Money market fund investments	$2	$—	$—	$2
Deferred compensation plan assets	8	—	—	8
Investments available-for-sale:
Equity securities	8	—	—	8
Auction rate securities	—	—	39	39
Oil and gas derivative swap contracts	—	(28)	—	(28)
Oil and gas derivative option contracts	—	—	(8)	(8)
Stock-based compensation liability awards	(11)	—	(5)	(16)
Total	$7	$(28)	$26	$5

As of March 31, 2014:
Money market fund investments	$74	$—	$—	$74
Deferred compensation plan assets	9	—	—	9
Equity securities available-for-sale	8	—	—	8
Oil and gas derivative swap contracts	—	(74)	—	(74)
Oil and gas derivative option contracts	—	—	(19)	(19)
Stock-based compensation liability awards	(10)	—	(19)	(29)
Total	$81	$(74)	$(38)	$(31)

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of December 31, 2013, we held $39 million of auction rate securities, which were classified as a Level 3 fair value measurement. During the quarter ended March 31, 2014, we sold all auction rate securities that we held at December 31, 2013, for $39 million.

Level 3 Fair Value Measurements

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods:

	Investments	Derivatives	Stock-based Compensation	Total
	(In millions)
Balance at January 1, 2013	$36	$115	$—	$151
Realized or unrealized gains (losses):
Included in earnings	—	(27)	—	(27)
Included in other comprehensive income (loss)	3	—	—	3
Purchases, issuances and settlements:
Settlements	—	(18)	—	(18)
Transfers in and out of Level 3	—	—	—	—
Balance at March 31, 2013	$39	$70	$—	$109

Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at March 31, 2013	$—	$(5)	$—	$(5)

Balance at January 1, 2014	$39	$(8)	$(5)	$26
Realized or unrealized gains (losses) included in earnings	—	(13)	(14)	(27)
Purchases, issuances and settlements:
Settlements	(39)	2	—	(37)
Transfers in and out of Level 3	—	—	—	—
Balance at March 31, 2014	$—	$(19)	$(19)	$(38)

Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at March 31, 2014	$—	$(11)	$(14)	$(25)

Qualitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

Derivatives.  Our valuation models for Level 3 derivative contracts are primarily industry-standard models that consider various factors, including certain significant unobservable inputs such as (a) quoted forward prices for commodities, (b) volatility factors and (c) counterparty credit risk. The calculation of the fair value of our option contracts requires the use of an option-pricing model. The estimated future prices are compared to the strike prices fixed by our derivative contracts, and the resulting estimated future cash inflows or outflows over the contractual life are discounted to calculate the fair value. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differences and interest rates. Significant increases (decreases) in the quoted forward prices for commodities generally lead to corresponding decreases (increases) in the fair value measurement of our oil and gas derivative contracts. Significant changes in the volatility factors utilized in our option-pricing model can cause significant changes in the fair value measurement of our oil and gas derivative contracts.

The determination of the fair values of derivative instruments incorporates various factors that include not only the impact of our non-performance risk on our liabilities but also the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests). Historically, we have not experienced significant changes in the fair value of our derivative contracts resulting from changes in counterparty credit risk as the counterparties for all of our derivative transactions have an “investment grade” credit rating.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock-Based Compensation. The calculation of the fair value of the SVAP liability requires the use of a probability-based Monte Carlo simulation, which includes unobservable inputs. The simulation predicts multiple scenarios of future stock return over the performance period, which are discounted to calculate the fair value. The fair value is recognized over a service period derived from the simulation. Future stock returns and discounting variables are sensitive to market volatility. Significant increases (decreases) in the volatility factors utilized in our option-pricing model can cause significant increases (decreases) in the fair value measurement of the SVAP liability.

Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

	Estimated Fair Value Asset (Liability)	Quantitative Information about Level 3 Fair Value Measurements
Instrument Type		Valuation Technique	Unobservable Input	Range
	(In millions)
Oil option contracts	$(17)	Black-Scholes	Oil price volatility curves	14.42%	—	53.09%
			Credit risk	0.01%	—	1.33%
Natural gas option contracts	$(2)	Black-Scholes	Natural gas price volatility curves	19.33%	—	49.56%
			Credit risk	0.01%	—	1.15%
SVAP	$(19)	Monte Carlo	Implied volatility			38.0%

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	March 31, 2014	December 31, 2013
	(In millions)
5¾% Senior Notes due 2022	$804	$767
5⅝% Senior Notes due 2024	1,065	1,025
7⅛% Senior Subordinated Notes due 2018	618	624
6⅞% Senior Subordinated Notes due 2020	742	755

Any amounts outstanding under our credit arrangements as of the indicated dates are stated at cost, which approximates fair value. Please see Note 9, "Debt."

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.      Debt:

Our debt consisted of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Senior unsecured debt:
Revolving credit facility - LIBOR based loans	$—	$585
Money market lines of credit(1)	—	64
Total credit arrangements	—	649
5¾% Senior Notes due 2022	750	750
5⅝% Senior Notes due 2024	1,000	1,000
Total senior unsecured debt	1,750	2,399
7⅛% Senior Subordinated Notes due 2018	600	600
6⅞% Senior Subordinated Notes due 2020	700	700
Discount on notes	(4)	(5)
Total long-term debt	$3,046	$3,694
________
(1) Because capacity under our credit facility was available to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

Credit Arrangements

We have a revolving credit facility that matures in June 2018 and provides borrowing capacity of $1.4 billion. As of March 31, 2014, the largest individual loan commitment by any lender was 14% of total commitments.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank, N.A. or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points, plus a margin that is based on a grid of our debt rating (75 basis points per annum at March 31, 2014) or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (175 basis points per annum at March 31, 2014).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (30 basis points per annum at March 31, 2014). We incurred aggregate commitment fees under our current credit facility of approximately $1 million for the each of the three-month periods ended March 31, 2014 and 2013, which are recorded in “Interest expense” on our consolidated statement of operations.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns and goodwill impairments) to interest expense of at least 3.0 to 1.0. At March 31, 2014, we were in compliance with all of our debt covenants.

As of March 31, 2014, we had no letters of credit outstanding under our credit facility. Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (175 basis points at March 31, 2014).

Subject to compliance with the restrictive covenants in our credit facility, at March 31, 2014, we also had a total of $195 million of available borrowing capacity under our money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions.

The credit facility includes events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; inaccuracy of representations and warranties in any material respect; a change of control; or certain other material adverse changes in our business. Our senior notes and senior subordinated

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

10.      Income Taxes:

The provision for income taxes for continuing operations for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Amount computed using the statutory rate	$14	$(14)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	3	(2)
Total provision (benefit) for income taxes	$17	$(16)

The effective tax rates for continuing operations for the three months ended March 31, 2014 and 2013 were 42.4% and 38.5%, respectively. Unrealized derivative gains and losses are treated differently in the various state taxing jurisdictions to which we are subject. As a result, our effective tax rate fluctuates in periods with significant commodity price volatility.

As of March 31, 2014, we did not have a liability for uncertain tax positions, and as such, we had not accrued related interest or penalties. The tax years 2010 through 2013 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

11.      Stock-Based Compensation:

Our stock-based compensation consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Equity awards	$11	$12
Liability awards	20	—
Total stock-based compensation	31	12
Capitalized in oil and gas properties	(14)	(3)
Net stock-based compensation expense	$17	$9

As of March 31, 2014, we had approximately $115 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards. The full amount is expected to be recognized within four years.

Equity Awards

Equity awards consist of service-based and performance- or market-based restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock-based compensation classified as equity awards to employees and non-employee directors are currently granted under the 2011 Omnibus Stock Plan (2011 Plan). The fair value of grants is determined utilizing the Black-Scholes option-pricing model for stock options and a Monte Carlo lattice-based model for our performance- and market-based restricted stock and restricted stock units. Compensation expense for equity awards is expected to be recognized on a straight-line basis over the applicable remaining vesting periods.

Restricted Stock. The following table provides information about restricted stock and restricted stock unit activity:

	Service-Based Shares	Performance/ Market-Based Shares	Total Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per share data)
Non-vested shares outstanding at December 31, 2013	2,999	706	3,705	$33.31
Granted	177	339	516	20.57
Forfeited	(132)	(22)	(154)	32.85
Vested	(142)	—	(142)	61.24
Non-vested shares outstanding at March 31, 2014	2,902	1,023	3,925	$30.72

Stock Options. The following table provides information about stock option activity:

	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In thousands)			(In years)	(In millions)
Outstanding at December 31, 2013	687	$39.68		1.9	$—
Granted	—	—	$—
Exercised	(10)	24.07			—
Forfeited	(102)	29.98
Outstanding at March 31, 2014	575	$41.67		1.8	$—

Exercisable at March 31, 2014	575	$41.67		1.8	$—
________

(1)	The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

On March 31, 2014, the last reported sales price of our common stock on the New York Stock Exchange was $31.36 per share.

Employee Stock Purchase Plan. On January 1, 2014, options to purchase approximately 90,000 shares of our common stock were issued under our employee stock purchase plan. The weighted-average fair value of each option was $5.96 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 0.09%, an expected life of six months and weighted-average volatility of 34%.

Liability Awards

Liability awards consist of cash-based performance awards under the Stockholder Value Appreciation Program (SVAP) and cash-settled restricted stock units.

Stockholder Value Appreciation Program. In September 2013, the Compensation and Management Development Committee of the Board approved the Stockholder Value Appreciation Program, to be administered under the 2011 Omnibus Stock Plan. The SVAP pays substantially all full-time domestic, nonexecutive employees a cash payment based on a percentage of salary upon each incremental $5 increase in our 30-calendar day average share price. The first price threshold that would

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

trigger a payment under the SVAP was $27.50, which was reached during the fourth quarter of 2013. Each price threshold can be reached only once during the term of the program. The SVAP's performance period lasts through December 31, 2015.

Based upon the expected duration of the SVAP performance period, which lasts through December 31, 2015, the expected remaining payout is $34 million, of which $19 million has been accrued as of March 31, 2014. The total expected cost was determined using a Monte Carlo simulation assuming no dividends, a risk-free weighted-average interest rate of 0.32%, an expected life of 1.75 years and an average of implied and historical stock price volatility of 37%. As of March 31, 2014, we had unrecognized stock-based compensation expense of approximately $15 million for the SVAP.

Cash-Settled Restricted Stock Units. We also grant cash-settled restricted stock units to employees that vest over three years. The value of the awards, and the associated stock-based compensation expense, is based on the Company’s stock price. During the three months ended March 31, 2014, approximately 283,000 cash-settled restricted stock units vested and settled for approximately $7 million. During the three months ended March 31, 2013, approximately 38,000 cash-settled restricted stock units vested and settled for approximately $1 million. As of March 31, 2014, we had approximately 1.0 million cash-settled restricted stock units outstanding and related unrecognized stock-based compensation expense of approximately $18 million.

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

13.    Supplemental Cash Flows Information:

The following table presents information about supplemental cash flows for the following periods:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Non-cash items excluded from the statement of cash flows:
(Increase) decrease in receivables for property sales	$—	$15
(Increase) decrease in receivables from sale of Malaysia business	(15)	—
(Increase) decrease in accrued capital expenditures	90	(8)
(Increase) decrease in asset retirement costs	13	(4)
Increase (decrease) in deferred liabilities	(90)	—

14.    Related-Party Transactions:

Kevin M. Robinson, our Vice President — Asia through February 10, 2014, and Susan G. Riggs, our Treasurer, are minority owners of Huffco International L.L.C. (Huffco). In May 1997, before Mr. Robinson and Ms. Riggs joined the Company, we acquired from Huffco an entity now known as Newfield China, LDC, the owner of a 12% interest in a three-field unit located in Bohai Bay, offshore China. Huffco retained preferred shares of Newfield China that provided for dividend payments. During the third quarter of 2013, we purchased the outstanding preferred shares of Newfield China from Huffco for approximately $20 million, which was recorded as a charge against retained earnings.

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

Malaysia. On February 10, 2014, Newfield International Holdings Inc., a wholly-owned subsidiary of the Company, closed the sale of our Malaysia business to SapuraKencana Petroleum Berhad, a Malaysian public company, for $898 million (subject to customary purchase price adjustments). See Note 3, “Discontinued Operations,” to our consolidated financial statements appearing earlier in this report for additional information regarding the sale of our Malaysia business.

China. In August 2013, during the installation of the LF-7 topside facilities by a third-party contractor, a hydraulic jacking system malfunctioned and the installation was suspended. We are now in the process of completing our underwater inspections of the jacket to assess the extent of the damage. Plans are underway to repair the damage to the jacket mid-year 2014, and we plan to install the LF-7 topside facilities in the third quarter of 2014. We expect to achieve first oil production in late 2014. We continue to pursue the sale of our China business.

Results of Continuing Operations
Our continuing operations consist of exploration, development and production activities in the United States.

Revenues. Our revenues are primarily from the sale of oil, natural gas and NGLs and may vary significantly from period to period as a result of changes in commodity prices or volume of production sold.

Revenues from continuing operations of $553 million for the first quarter of 2014 were 50% higher than the comparable period of 2013. The increase was primarily due to higher liquids production and higher commodity prices. Our liquids production increased 46% in the first quarter of 2014 compared to the first quarter of 2013. Our natural gas production declined as we continue to focus capital investments on higher-margin liquids production. The following table reflects our production from continuing operations and average realized commodity prices for the following periods:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2014	2013
Production:(1)
Crude oil and condensate (MBbls)	4,121	2,964	39%
Natural gas (Bcf)	28.0	28.4	(1)%
NGLs (MBbls)	1,681	1,018	65%
Total (MBOE)	10,466	8,712	20%
Average Realized Prices:(2)
Crude oil and condensate (per Bbl)	$86.46	$83.90	3%
Natural gas (per Mcf)	4.65	3.14	48%
NGLs (per Bbl)	38.11	28.63	33%
Crude oil equivalent (per BOE)	52.60	42.12	25%
________________

(1)	Excludes natural gas produced and consumed in operations of 1.8 Bcf and 2.6 Bcf during the three months ended March 31, 2014 and 2013, respectively.

(2)
Had we included the realized effects of derivative contracts, the average realized price for total natural gas would have been $3.89 and $4.09 per Mcf for the three months ended March 31, 2014 and 2013, respectively, and the average crude oil realized price would have been $82.26 and $84.07 per Bbl for the three months ended March 31, 2014 and 2013, respectively. We did not have any derivative contracts associated with NGL production for the periods presented.

Production. Our first quarter 2014 total production from continuing operations increased 1,754 MBOE, or 20%, compared to first quarter of 2013 as a result of increased liquids production partially offset by decreased natural gas production. The decrease in natural gas production was due to natural decline as a result of reduced investment in natural gas wells. Our domestic liquids production increased approximately 46% in the first quarter of 2014 compared to the first quarter of 2013.

Operating Expenses. The following table presents information about our operating expenses for our continuing operations for the following periods:

	Unit-of-Production			Total Amount
	Three Months Ended March 31,		Percentage Increase (Decrease)	Three Months Ended March 31,		Percentage Increase (Decrease)
	2014	2013		2014	2013
	(Per BOE)			(In millions)
Lease operating	$10.58	$10.04	5%	$111	$88	27%
Production and other taxes	2.43	1.39	75%	25	12	111%
Depreciation, depletion and amortization	17.98	16.91	6%	188	147	28%
General and administrative	5.32	5.17	3%	56	45	23%
Total operating expenses	36.31	33.51	8%	380	292	30%

Our operating expenses for continuing operations for the three months ended March 31, 2014, increased 8% over the same period of 2013 stated on a per BOE basis. The reasons for the increase follow:

•	Lease operating expense (LOE) increased 5% per BOE in comparison to the first quarter of 2013 primarily due to increased costs for water disposal, labor and fuel gas.

•
Production and other taxes increased 75% per BOE, or $13 million, in comparison to the first quarter of 2013. Higher revenues resulted in an increase in production and other taxes of approximately $8 million in the first quarter of 2014. The remaining increase between periods was due to nonrecurring production tax credits in our Rocky Mountains region during the first quarter of 2013.

•	Total depreciation, depletion and amortization (DD&A) increased 28% primarily due to a 20% increase in production during the first quarter of 2014 compared to the first quarter of 2013.

•
General and administrative (G&A) expenses per BOE increased 3% during the first quarter of 2014 compared to the first quarter of 2013, primarily related to increased employee-related expenses associated with our Stockholder Value

Appreciation Program. See Note 11, "Stock-Based Compensation," to our consolidated financial statements appearing earlier in this report. For the three months ended March 31, 2014, we capitalized $36 million ($3.46 per BOE) of direct internal costs as compared to $28 million ($3.23 per BOE) during the comparable quarter of 2013.

Interest Expense. The following table presents information about interest expense:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Gross interest expense:
Credit arrangements	$3	$2
Senior notes	25	25
Senior subordinated notes	23	24
Total gross interest expense	51	51
Capitalized interest	(13)	(14)
Net interest expense	$38	$37

Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties. Capitalized interest decreased $1 million for the three months ended March 31, 2014, as compared to the first quarter of 2013, due to a reduction in our average balance of unproved oil and gas properties.

Commodity Derivative Income (Expense). The fluctuations in commodity derivative income from period to period are due to the volatility of oil and natural gas prices and changes in our outstanding derivative instruments during these periods.

Taxes. The effective tax rates for the three months ended March 31, 2014 and 2013 were 42.4% and 38.5%, respectively. Unrealized derivative gains and losses are treated differently in the various state taxing jurisdictions to which we are subject. As a result, our effective tax rate fluctuates in periods with significant commodity price volatility.

Results of Discontinued Operations - Malaysia and China

Revenues and Liftings. Our international revenues are primarily from the sale of crude oil. Substantially all of the crude oil from our offshore operations is produced into FPSOs and “lifted” and sold periodically as barge quantities are accumulated. Revenues are recorded when oil is lifted and sold, not when it is produced into FPSOs or onshore storage terminals. As a result, the timing of liftings may impact period-to-period results. On February 10, 2014, we closed the sale of our Malaysia business. See Note 3, "Discontinued Operations," to our consolidated financial statements appearing earlier in this report for additional information regarding the sale.

Revenues from discontinued operations of $108 million and crude oil and condensate liftings of 986 MBbls for the first quarter of 2014 were lower than the comparable period of 2013 by 62% and 61%, respectively. These decreases are primarily due to the sale of our Malaysia business. The following table reflects our production from discontinued operations and average realized commodity prices for the following periods:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2014	2013
Production/Liftings:(1)
Crude oil and condensate (MBbls)	986	2,548	(61)%
Natural gas (Bcf)	—	0.2	(100)%
Total (MBOE)	986	2,588	(62)%

Average Realized Prices:
Crude oil and condensate (per Bbl)	$109.46	$110.02	(1)%
Natural gas (per Mcf)	—	3.79	(100)%
Crude oil equivalent (per BOE)	109.46	108.69	1%
________________
(1) Represents our net share of volumes sold regardless of when produced.

Operating Expenses. The following table presents information about our operating expenses for our discontinued operations:

	Unit-of-Production			Total Amount
	Three Months Ended March 31,		Percentage Increase (Decrease)	Three Months Ended March 31,		Percentage Increase (Decrease)
	2014	2013		2014	2013
	(Per BOE)			(In millions)
Lease operating	$13.52	$13.66	(1)%	$14	$35	(59)%
Production and other taxes	28.68	39.69	(28)%	28	103	(72)%
Depreciation, depletion and amortization	36.64	28.85	27%	36	74	(52)%
General and administrative	—	0.34	(100)%	—	1	(100)%
Total operating expenses	$78.84	$82.54	(4)%	$78	$213	(64)%

Our total operating expenses for discontinued operations for the three months ended March 31, 2014, decreased $135 million compared to the same period of 2013. Operating expenses declined as a result of the sale of our Malaysia business on February 10, 2014.

Liquidity and Capital Resources

The following discussion is inclusive of both our continuing and discontinued operations, unless otherwise noted.

We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this through drilling programs and property acquisitions, which require substantial capital expenditures. Lower prices for oil, natural gas and NGLs may reduce the amount of oil and gas that we can economically produce and can also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as further described below.

We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our capital budgets (excluding acquisitions) are created based upon our estimate of internally generated sources of cash, as well as the available borrowing capacity of our revolving credit facility. Our 2014 budget will be financed through our cash flows from operations, proceeds from our recent Malaysia sale and the use of our credit facility. Approximately 89% of our expected 2014 domestic oil and gas production (excluding NGLs) supporting our estimated 2014 capital budget is protected from price volatility through our derivative contracts. Our 2014 capital budget for our continuing operations, excluding estimated capitalized interest and overhead of $182 million, is expected to be approximately $1.6 billion and focuses on liquids-rich projects with higher returns. Depending on the timing of the sale of our China business, we intend to invest approximately $145 million in China.

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

We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available funding alternatives in light of current and expected economic conditions. We believe that our liquidity position and ability to generate cash flows from our asset portfolio will be adequate to fund 2014 operations and continue to meet our other obligations.

Credit Arrangements. We maintain a revolving credit facility of $1.4 billion that matures in June 2018, as well as money market lines of credit of $195 million, for a total borrowing capacity of $1.6 billion. At March 31, 2014, we had no scheduled maturities of senior notes or senior subordinated notes until 2018. For a more detailed description of the terms of our credit arrangements and senior and senior subordinated notes, please see Note 9, “Debt,” to our consolidated financial statements appearing earlier in this report.

As of April 28, 2014, we had no borrowings under our revolving credit facility or money market lines.

Working Capital. Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements, changes in the fair value of our outstanding commodity derivative instruments as well as the timing of receiving reimbursement of amounts paid by us for the benefit of joint venture partners. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital. We anticipate that our 2014 capital investment levels will exceed our estimate of cash flows from operations. As a result, we used proceeds from our recent Malaysia sale to fund the shortfall in the first quarter as well as to restore the available capacity of our credit facility to $1.4 billion, which we expect to use to fund the expected remaining shortfall.

At March 31, 2014, we had negative working capital of $328 million compared to negative working capital of $389 million at December 31, 2013. The changes in our working capital are primarily a result of the timing of the collection of receivables; changes in the fair value of our derivative positions; the timing of crude oil liftings in our international operations; drilling activities; payments made by us to vendors and other operators; and the timing and amount of advances received from our joint operations.

Cash Flows from Operations. Our primary source of capital and liquidity are cash flows from operations and are primarily affected by the sale of our oil, natural gas and NGLs, as well as commodity prices, net of the effects of derivative contract settlements and changes in working capital.

Our net cash flows from operations were $365 million (includes $87 million of cash flows from discontinued operations) for the three months ended March 31, 2014, an increase of $6 million compared to net cash flows from operations of $359 million for the same period in 2013 primarily due to changes in working capital.

Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2014 was $297 million compared to $399 million used in investing activities for the same period in 2013. The change is due to the 2014 sale of our Malaysia business and proceeds from redemption of investments partially offset by increased capital expenditures in 2014 compared to 2013.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2014 was $650 million compared to $4 million for the same period in 2013. During the three months ended March 31, 2014, we repaid all outstanding borrowings under our revolving credit facility using proceeds received from the sale of Malaysia.

Capital Expenditures. Our capital investments of $423 million for the first three months of 2014 increased 15% from our capital investments of $367 million during the same period of 2013. These amounts exclude non-cash asset retirement obligations, and capitalized interest and capitalized direct internal costs.

	Three Months Ended March 31,
	2014	2013
	(In millions)
Exploitation and development	$328	$264
Exploration (exclusive of exploitation and leasehold)	53	30
Leasing proved and unproved property (leasehold)	12	3
Pipeline spending	4	3
Plug and abandonment settlements	—	3
Discontinued operations	26	64
Total	$423	$367

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

Contractual Obligations

The table below summarizes our significant contractual obligations by maturity as of March 31, 2014.

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Continuing operations
Debt:
5¾% Senior Notes due 2022	$750	$—	$—	$—	$750
5⅝% Senior Notes due 2024	1,000	—	—	—	1,000
7⅛% Senior Subordinated Notes due 2018	600	—	—	600	—
6⅞% Senior Subordinated Notes due 2020	700	—	—	700	—
Total debt	3,050	—	—	1,300	1,750
Other obligations:
Interest payments	1,416	190	571	316	339
Net derivative (assets) liabilities	93	108	(15)	—	—
Asset retirement obligations	109	4	20	3	82
Operating leases and other (1)	239	88	75	37	39
Firm transportation	425	78	218	105	24
Total other obligations	2,282	468	869	461	484
Total contractual obligations from continuing operations	$5,332	$468	$869	$1,761	$2,234
Discontinued operations
Other obligations:
Asset retirement obligations	$2	$—	$—	$—	$2
Operating leases and other	1	1	—	—	—
Oil and gas activities (2)	159	—	—	—	—
Total contractual obligations from discontinued operations(3)	$162	$1	$—	$—	$2
________

(1)
Includes agreements for office space, drilling rigs and other equipment, as well as certain service contracts. The majority of these obligations are related to contracts for office space and drilling rigs and are included at the gross contractual value. Due to our various working interests where the drilling rig contracts will be utilized, it is not feasible to estimate a net contractual obligation. Net payments under these contracts are accounted for as capital additions to our oil and gas properties and could be significantly less than the gross obligation disclosed.

(2)
As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities. We have work-related commitments for, among other things, drilling wells, platform construction, obtaining and processing seismic data and fulfilling other related commitments. At March 31, 2014, these work-related commitments totaled $159 million, all of which were attributable to our China business. Actual amounts by maturity are not included because their timing cannot be accurately predicted.

(3)	On February 10, 2014, we sold our Malaysia business; therefore, contractual obligations for discontinued operations only include our China business.

We have various oil and gas production volume delivery commitments that are related to our domestic operations. Given the size of our proved natural gas and oil reserves and production capacity in the respective divisions, we currently believe that we have sufficient reserves and production to fulfill these commitments. However, in the event that we are unable to meet our crude oil volume delivery commitments, we would incur deficiency fees ranging from $2.67 to $6.50 per barrel. As of March 31, 2014, our delivery commitments through 2025 were as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Natural gas (MMMBtus)	21,481	21,481	—	—	—
Oil (MBbls)(1)	115,977	7,483	38,818	27,778	41,898
_________________

(1)
Our oil delivery commitments include a particular commitment with a Salt Lake City, Utah refiner. This delivery commitment will begin upon the refiner completing the expansion of their facility, which is expected in late 2015. Our delivery commitment is to deliver approximately 20,000 barrels of oil per day over a 10-year period. This delivery commitment represents approximately 7,300 MBbls of our committed oil volumes for each of the years 2016 through 2025. The timing may change due to the timing of refinery expansion completion.

For further information about our senior notes, senior subordinated notes and commitments under joint operating agreements, see “— Liquidity and Capital Resources” above.

Oil and Gas Derivatives

We use derivative contracts to manage the variability in cash flows caused by commodity price fluctuations associated with our anticipated future oil and gas production for the next 24 to 36 months. As of March 31, 2014, we had no outstanding derivative contracts related to our NGL production or production associated with our discontinued operations. In addition, we may use basis contracts to manage volatilities in the differential between the NYMEX Henry Hub posted prices and those of our physical pricing points. We do not use derivative instruments for trading purposes.

See the discussion and tables in Note 5, “Derivative Financial Instruments,” and Note 8, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open positions and the estimated fair market value of those positions as of March 31, 2014.

Between April 1, 2014 and April 28, 2014, we did not enter into any additional derivative contracts.

Accounting for Derivative Activities. We do not designate future price-risk management activities as accounting hedges. Because derivative contracts not designated for hedge accounting are accounted for on a mark-to-market basis, we have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of March 31, 2014, we had net derivative liabilities of $93 million, of which 35%, based on total contracted volumes, was measured based upon our valuation model (i.e. Black-Scholes) and, as such, were classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including the following:

•quoted forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of March 31, 2014. We use credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 5, “Derivative Financial Instruments,” and Note 8, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

New Accounting Requirements

In April 2014, the FASB issued guidance regarding the reporting of discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held-for-sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. We do not expect adoption of this guidance to have a material impact on our financial position or results of operations.

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

•
the ability and willingness of current or potential lenders, derivative contract counterparties, customers and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future on terms that are acceptable to us;

•	the prices and quantities of commodities reflected in our commodity derivative arrangements as compared to the actual prices or quantities of commodities we produce or use;

•	the volatility and liquidity in the commodity futures and commodity and financial derivatives markets;

•	the availability of storage, transportation and refining capacity for the crude oil we produce in the Uinta Basin;

•	drilling risks and results;

•	the prices of goods and services;

•	the availability of drilling rigs and other support services;

•	global events that may impact our domestic and international operating contracts, markets and prices;

•	labor conditions;

•	weather conditions;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	competitive conditions;

•	terrorism or civil or political unrest in a region or country;

•	our ability to monetize non-strategic assets, pay debt and the impact of changes in our investment ratings;

•	electronic, cyber or physical security breaches;

•	changes in tax rates;

•	inflation rates;

•	financial counterparty risk;

•	uncertainties and changes in estimates of reserves;

•	the effect of worldwide energy conservation measures;

•	the price and availability of, and demand for, competing energy sources;

•	the availability (or lack thereof) of acquisition, disposition or combination opportunities; and

•
the additional factors discussed elsewhere in our public filings and press releases, including the factors discussed in "Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our 2013 Annual Report on Form 10-K.

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

Basis risk.    The risk associated with the sales point price for oil or gas production varying from the reference (or settlement) price for a particular derivative transaction.

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

Exploitation well.    An exploration well drilled to find and produce probable reserves. Exploitation wells typically have less risk and less reserve potential and typically may be drilled at a lower cost than other exploration wells. For internal reporting and budgeting purposes, we combine exploitation and development activities.

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

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative contracts limits the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2014, ten of our 16 counterparties accounted for approximately 85% of our contracted volumes with no single counterparty accounting for more than 15%. For a further discussion of our derivative activities, see the information under the caption “Oil and Gas Derivatives” in Item 2 appearing earlier in this report and the discussion and tables in Note 5, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report.

Interest Rates

We consider our interest rate exposure to be minimal because 100% of our obligations were at fixed rates as of March 31, 2014. A 10% increase in LIBOR would not impact our interest cost on debt outstanding as of March 31, 2014, but would affect the fair value of our outstanding debt, as well as interest costs associated with future debt issuances or borrowings under our revolving credit facility.

Foreign Currency Exchange Rates

The functional currency for all of our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at March 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
January 1 — January 31, 2014	3,585	$24.30	—	—
February 1 — February 28, 2014	37,362	24.42	—	—
March 1 — March 31, 2014	4,766	27.41	—	—
Total	45,713	$24.73	—	—
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

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on July 25, 2013 (File No. 1-12534))

*10.1	Amended Form of 2014 TSR Restricted Stock Unit Award Agreement

10.2	Form of 2014 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed on February 19, 2014 (File No. 1-12534))

10.3	Form of 2014 Cash-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed on February 19, 2014 (File No. 1-12534))

10.4
Share Purchase Agreement between Newfield International Holdings Inc. as Seller and SapuraKencana Petroleum Berhad as Purchaser, dated as of October 22, 2013 (incorporated by reference to Exhibit 2.1 to Newfield’s Current Report on Form 8-K filed on February 14, 2014 (File No. 1-12534))

10.5
Amendment to Share Purchase Agreement between Newfield International Holdings Inc. as Seller and SapuraKencana Petroleum Berhad as Purchaser, dated as of February 9, 2014 (incorporated by reference to Exhibit 2.2 to Newfield's Current Report on Form 8-K filed on February 14, 2014 (File No. 1-12534))

10.6
Amendment No. 1 to the Newfield Exploration Company 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed on February 11, 2014 (File No. 1-12534))

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______
*      Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: April 30, 2014	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1
Third Restated Certificate of Incorporation of Newfield Exploration Company dated December 14, 2011 (incorporated by reference to Exhibit 3.1 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12534))

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on July 25, 2013 (File No. 1-12534))

*10.1	Amended Form of 2014 TSR Restricted Stock Unit Award Agreement

10.2	Form of 2014 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed on February 19, 2014 (File No. 1-12534))

10.3	Form of 2014 Cash-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Newfield’s Current Report on Form 8-K filed on February 19, 2014 (File No. 1-12534))

10.4
Share Purchase Agreement between Newfield International Holdings Inc. as Seller and SapuraKencana Petroleum Berhad as Purchaser, dated as of October 22, 2013 (incorporated by reference to Exhibit 2.1 to Newfield’s Current Report on Form 8-K filed on February 14, 2014 (File No. 1-12534))

10.5
Amendment to Share Purchase Agreement between Newfield International Holdings Inc. as Seller and SapuraKencana Petroleum Berhad as Purchaser, dated as of February 9, 2014 (incorporated by reference to Exhibit 2.2 to Newfield's Current Report on Form 8-K filed on February 14, 2014 (File No. 1-12534))

10.6
Amendment No. 1 to the Newfield Exploration Company 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed on February 11, 2014 (File No. 1-12534))

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______
*      Filed or furnished herewith.