Form 10-Q
period 2015-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2015-05-06
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

As of May 1, 2015, there were 162,800,912 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$783	$14
Restricted cash	3	—
Accounts receivable, net	354	439
Inventories	27	33
Derivative assets	425	431
Other current assets	18	23
Total current assets	1,610	940
Oil and gas properties — full cost method ($729 and $677 were excluded from amortization at March 31, 2015 and December 31, 2014, respectively)	15,983	16,384
Less — accumulated depreciation, depletion and amortization	(8,380)	(8,152)
Total oil and gas properties, net	7,603	8,232
Other property and equipment, net	176	182
Derivative assets	224	190
Long-term investments	22	26
Other assets	43	28
Total assets	$9,678	$9,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62	$32
Accrued liabilities	606	880
Advances from joint owners	48	34
Asset retirement obligations	2	3
Derivative liabilities	1	8
Deferred taxes	143	144
Total current liabilities	862	1,101
Other liabilities	45	45
Derivative liabilities	2	—
Long-term debt	3,146	2,892
Asset retirement obligations	183	183
Deferred taxes	1,202	1,484
Total long-term liabilities	4,578	4,604
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized at March 31, 2015 and December 31, 2014; 163,001,991 and 137,603,643 shares issued at March 31, 2015 and December 31, 2014, respectively)	2	1
Additional paid-in capital	2,401	1,576
Treasury stock (at cost, 304,944 and 275,069 shares at March 31, 2015 and December 31, 2014, respectively)	(11)	(10)
Accumulated other comprehensive gain (loss)	(1)	(1)
Retained earnings	1,847	2,327
Total stockholders' equity	4,238	3,893
Total liabilities and stockholders' equity	$9,678	$9,598

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Oil, gas and NGL revenues	$349	$571

Operating expenses:
Lease operating	75	74
Transportation and processing	49	37
Production and other taxes	13	28
Depreciation, depletion and amortization	237	192
General and administrative	63	56
Ceiling test and other impairments	792	—
Other	4	2
Total operating expenses	1,233	389
Income (loss) from operations	(884)	182

Other income (expense):
Interest expense	(44)	(51)
Capitalized interest	7	13
Commodity derivative income (expense)	153	(96)
Other, net	8	2
Total other income (expense)	124	(132)

Income (loss) from continuing operations before income taxes	(760)	50

Income tax provision (benefit):
Current	3	3
Deferred	(283)	20
Total income tax provision (benefit)	(280)	23
Income (loss) from continuing operations	(480)	27
Income (loss) from discontinued operations, net of tax	—	257
Net income (loss)	$(480)	$284

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(3.30)	$0.19
Income (loss) from discontinued operations	—	1.89
Basic earnings (loss) per share	$(3.30)	$2.08
Diluted:
Income (loss) from continuing operations	$(3.30)	$0.19
Income (loss) from discontinued operations	—	1.88
Diluted earnings (loss) per share	$(3.30)	$2.07
Weighted-average number of shares outstanding for basic earnings (loss) per share	145	136
Weighted-average number of shares outstanding for diluted earnings (loss) per share	145	137

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(480)	$284
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	—	—
Other comprehensive income (loss), net of tax	—	—
Comprehensive income (loss)	$(480)	$284

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(480)	$284
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	237	224
Deferred tax provision (benefit)	(283)	161
Stock-based compensation	15	11
Unrealized (gain) loss on derivative contracts	(32)	57
Ceiling test and other impairments	792	—
Gain on sale of Malaysia business	—	(388)
Other, net	6	(4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	38	51
(Increase) decrease in inventories	2	(6)
(Increase) decrease in restricted cash	(3)	—
(Increase) decrease in other current assets	4	(7)
(Increase) decrease in other assets	4	—
Increase (decrease) in accounts payable and accrued liabilities	(105)	(6)
Increase (decrease) in advances from joint owners	14	(13)
Increase (decrease) in other liabilities	(4)	1
Net cash provided by (used in) operating activities	205	365
Cash flows from investing activities:
Additions to oil and gas properties	(511)	(553)
Proceeds from sales of oil and gas properties	29	10
Proceeds received from sale of Malaysia business, net	—	809
Additions to other property and equipment	(4)	(8)
Redemptions of investments	—	39
Net cash provided by (used in) investing activities	(486)	297
Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	701	562
Repayments of borrowings under credit arrangements	(1,147)	(1,211)
Proceeds from issuance of senior notes	691	—
Debt issue costs	(8)	—
Proceeds from issuances of common stock, net	815	—
Purchases of treasury stock, net	(1)	(1)
Other	(1)	—
Net cash provided by (used in) financing activities	1,050	(650)
Increase (decrease) in cash and cash equivalents	769	12
Cash and cash equivalents, beginning of period	14	95
Cash and cash equivalents, end of period	$783	$107

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	137.6	$1	(0.3)	$(10)	$1,576	$2,327	$(1)	$3,893
Issuances of common stock	25.4	1			814			815
Stock-based compensation					11			11
Treasury stock, net			—	(1)	—			(1)
Net income (loss)						(480)		(480)
Balance, March 31, 2015	163.0	$2	(0.3)	$(11)	$2,401	$1,847	$(1)	$4,238

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

These consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Discontinued Operations

The results of our Malaysia operations are reflected separately as discontinued operations in the consolidated statement of operations on a line immediately after "Income (loss) from continuing operations." See Note 16, "Discontinued Operations," for additional disclosures, as well as information regarding the sale of our Malaysia business, which closed in February 2014.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Cash

Restricted cash of $3 million on our consolidated balance sheet at March 31, 2015 represents amounts held in escrow accounts to satisfy plug and abandonment obligations for our China operations. These amounts are restricted as to their current use and will be released when we have satisfied all plugging and abandonment obligations in our China field. Consistent with our other plug and abandonment activities, changes in restricted cash is included in cash flows from operating activities in our consolidated statement of cash flows.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits, interest and other internal costs directly attributable to these activities, are capitalized into cost centers that are established on a country-by-country basis. We capitalized approximately $32 million and $54 million of interest and direct internal costs during the three-month periods ended March 31, 2015 and 2014, respectively.

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

If net capitalized costs of oil and gas properties exceed the cost center ceiling, we are subject to a non-cash ceiling test writedown to the extent of such excess. If required, a ceiling test writedown reduces earnings and stockholders’ equity in the period of occurrence and, holding other factors constant, results in lower depreciation, depletion and amortization expense in future periods.

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil, natural gas and NGL prices decrease significantly for a prolonged period of time or if we have substantial downward revisions in our estimated proved reserves. At March 31, 2015, the ceiling value of our reserves was calculated based upon SEC pricing of $3.88 per MMBtu for natural gas and $82.60 per barrel for oil. Using these prices, our ceiling for the U.S. did not exceed the net capitalized costs of oil and gas properties resulting in a ceiling test writedown of approximately $788 million ($496 million after tax). The cost center ceiling with respect to the China full cost pool exceeded the net capitalized costs of oil and gas properties by approximately $200 million, net of tax, and as such, no ceiling test writedown was required.
The continued decline of SEC pricing for oil and natural gas reserves since March 31, 2015 will likely result in a U.S. ceiling test writedown in the second quarter of 2015.
New Accounting Requirements

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of debt issuance costs in the financial statements and requires that debt issuance costs be presented as a reduction of the carrying value of the financial liability and not as a separate asset. The guidance requires retrospective adjustment to the balance sheet presentation and disclosures applicable for a change in an accounting principle. The guidance is effective for interim and annual periods beginning after December 15, 2015. We expect to adopt this guidance on or before the effective date.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. On April 1, 2015, the FASB proposed a deferral of the effective date by one year, which is not final until the FASB completes its due process requirements. We are currently evaluating the impact of this guidance on our financial statements.

2.      Earnings Per Share:

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods:

	Three Months Ended March 31,
	2015	2014
	(In millions, except per share data)
Income (numerator):
Income (loss) from continuing operations	$(480)	$27
Income (loss) from discontinued operations	—	257
Net income (loss)	$(480)	$284

Weighted-average shares (denominator):
Weighted-average shares — basic	145	136
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period(1)(2)	—	1
Weighted-average shares — diluted	145	137

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(3.30)	$0.19
Income (loss) from discontinued operations	—	1.89
Basic earnings (loss) per share	$(3.30)	$2.08
Diluted:
Income (loss) from continuing operations	$(3.30)	$0.19
Income (loss) from discontinued operations	—	1.88
Diluted earnings (loss) per share	$(3.30)	$2.07
_______

(1)
The effect of 2.4 million unvested restricted stock or restricted stock units and stock options has not been included in the calculation of shares outstanding for diluted EPS for the quarter ended March 31, 2015, as their effect would have been anti-dilutive. Had we recognized income from continuing operations for the quarter, incremental shares attributable to the assumed vesting of unvested restricted stock and restricted stock units and the assumed exercise of outstanding stock options would have increased diluted weighted-average shares outstanding by 1.3 million shares for the three months ended March 31, 2015.

(2)
Excludes 1.5 million shares of unvested restricted stock or restricted stock units and stock options for the three months ended March 31, 2014, respectively, because including the effect would have been anti-dilutive.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.      Equity Offering:

During the first quarter of 2015, we issued 25.3 million additional shares of common stock through a public equity offering. We received proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit.

4.      Inventories:

At March 31, 2015, the crude oil inventory from our China operations consisted of approximately 144,000 barrels of crude oil valued at cost of approximately $5 million. At December 31, 2014, the crude oil inventory from our China operations consisted of approximately 240,000 barrels of crude oil valued at cost of approximately $8 million and is included under the caption "Inventories" on our consolidated balance sheet. Cost for purposes of the carrying value of oil inventory is the sum of related production costs and depletion expense.

5.      Oil and Gas Assets:

  Property and Equipment

  Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Oil and gas properties:
Subject to amortization	$15,254	$15,707
Not subject to amortization	729	677
Gross oil and gas properties	15,983	16,384
Accumulated depreciation, depletion and amortization	(8,380)	(8,152)
Net oil and gas properties	$7,603	$8,232
Other property and equipment:
Furniture, fixtures and equipment	$143	$144
Gathering systems and equipment	115	114
Accumulated depreciation and amortization	(82)	(76)
Net other property and equipment	$176	$182

Oil and gas properties not subject to amortization as of March 31, 2015, consisted of the following:

	Costs Incurred In
	2015	2014	2013	2012 and Prior	Total
	(In millions)
Acquisition costs	$41	$182	$158	$91	$472
Exploration costs	78	82	—	—	160
Fee mineral interests	—	—	1	23	24
Capitalized interest	7	52	14	—	73
Total oil and gas properties not subject to amortization	$126	$316	$173	$114	$729

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.      Derivative Financial Instruments:

Commodity Derivative Instruments

We utilize derivative strategies that consist of either a single derivative instrument or a combination of instruments to manage the variability in cash flows associated with the forecasted sale of our future domestic oil and natural gas production. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements.

In addition to the derivative strategies outlined in our Annual Report on Form 10-K for the year ended December 31, 2014, we also implemented a derivative strategy beginning in the first quarter of 2015 that is associated with our derivative positions for oil swaps with short puts that achieve maximum value once the market price falls below the short puts. During the first quarter of 2015, we purchased call options that effectively lock in the maximum value for a portion of our corresponding oil swaps with short puts. We elected to defer the premiums of $3 million related to these calls until contract settlement. Excluding the effect of the deferred premium, if the settlement price is above the call strike price, the counterparty is required to make a payment to us.

Our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, estimated volatility, non-performance risk adjustments using credit default swaps and time to maturity. The calculation of the fair value of options requires the use of an option-pricing model. See Note 9, “Fair Value Measurements.”

At March 31, 2015, we had outstanding derivative positions as set forth in the tables below.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)	Sold Puts (Weighted Average)(1)	Floors (Weighted Average)	Ceilings (Weighted Average)
							(In millions)
2015:
Fixed-price swaps	1,555	$90.00	$—	$—	$—	$—	$60
Fixed-price swaps with sold puts:	11,554
Fixed-price swaps		90.00	—	—	—	—	429
Sold puts		—	—	71.57	—	—	(229)
Collars with sold puts:	550
Collars		—	—	—	90.00	104.00	21
Sold puts		—	—	75.00	—	—	(13)
2016:
Fixed-price swaps with sold puts:	10,060
Fixed-price swaps		89.98	—	—	—	—	316
Sold puts		—	—	74.14	—	—	(187)
Collars with sold puts:	6,220
Collars		—	—	—	90.00	96.15	198
Sold puts		—	—	75.00	—	—	(120)
Purchased calls	732	—	70.00	—	—	—	2
2017:
Fixed-price swaps with sold puts:	4,468
Fixed-price swaps		88.37	—	—	—	—	118
Sold puts		—	—	73.28	—	—	(72)
Collars with sold puts:	2,080
Collars		—	—	—	90.00	95.59	61
Sold puts		—	—	75.00	—	—	(37)
Total							$547
_________________

(1)	If the market prices remain below our sold puts at contract settlement, we will receive the market price plus the following associated with our production:

•	the difference between our floors and our sold puts for collars with sold puts; or

•	the difference between our swaps and our sold puts for fixed-price swaps with sold puts.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Natural Gas

		NYMEX Contract Price Per MMBtu
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2015:
Fixed-price swaps	37,125	$4.28	$—	$—	$—	$55
Collars	28,875	—	—	3.93	4.74	34
2016:
Swaptions(1)	—	4.10	—	—	—	—
Collars	10,980	—	—	4.00	4.54	10
Total						$99
________

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

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
March 31, 2015
Natural gas positions	$99	$—	$91	$8	$—	$—	$—	$—
Oil positions	1,145	(595)	334	216	(598)	595	(1)	(2)
Total	$1,244	$(595)	$425	$224	$(598)	$595	$(1)	$(2)

December 31, 2014
Natural gas positions	$105	$(2)	$99	$4	$(2)	$2	$—	$—
Oil positions	1,115	(597)	332	186	(605)	597	(8)	—
Total	$1,220	$(599)	$431	$190	$(607)	$599	$(8)	$—

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amount of gain (loss) recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on natural gas positions	$25	$(22)
Realized gain (loss) on oil positions	96	(17)
Total realized gain (loss)	121	(39)
Unrealized gain (loss) on natural gas positions	(5)	(17)
Unrealized gain (loss) on oil positions	37	(40)
Total unrealized gain (loss)	32	(57)
Total	$153	$(96)

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty. At March 31, 2015, ten of our 16 counterparties accounted for approximately 85% of our contracted volumes, with no single counterparty accounting for more than 15%.

Approximately 72% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

7.    Accounts Receivable:

Accounts receivable consisted of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Revenue	$102	$155
Joint interest	200	230
Other	68	70
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$354	$439

Reserve for doubtful accounts includes an allowance for $15 million related to discontinued operations. See Note 16, "Discontinued Operations."

8.    Accrued Liabilities:

Accrued liabilities consisted of the following:

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31, 2015	December 31, 2014
	(In millions)
Revenue payable	$139	$197
Accrued capital costs	293	441
Accrued lease operating expenses	41	47
Employee incentive expense	28	62
Accrued interest on debt	32	67
Taxes payable	39	32
Other	34	34
Total accrued liabilities	$606	$880

9.      Fair Value Measurements:

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

•
Our valuation model for the Stockholder Value Appreciation Program (SVAP) is a Monte Carlo simulation that is based on a probability model and considers various inputs including: (a) the measurement date stock price, (b) time value and (c) historical and implied volatility. See Note 12, “Stock-Based Compensation,” for a description of the SVAP.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2014:
Money market fund investments	$1	$—	$—	$1
Deferred compensation plan assets	9	—	—	9
Equity securities available-for-sale	10	—	—	10
Oil and gas derivative swap contracts	—	994	—	994
Oil and gas derivative option and swaption contracts	—	—	(381)	(381)
Stock-based compensation liability awards	(12)	—	(3)	(15)
Total	$8	$994	$(384)	$618

As of March 31, 2015:
Money market fund investments	$768	$—	$—	$768
Deferred compensation plan assets	5	—	—	5
Equity securities available-for-sale	9	—	—	9
Oil and gas derivative swap contracts	—	978	—	978
Oil and gas derivative option and swaption contracts	—	—	(332)	(332)
Stock-based compensation liability awards	(19)	—	(8)	(27)
Total	$763	$978	$(340)	$1,401

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Investments	Derivatives	Stock-Based Compensation	Total
	(In millions)
Balance at January 1, 2014	$39	$(8)	$(5)	$26
Realized or unrealized gains (losses) included in earnings	—	(13)	(14)	(27)
Purchases, issuances, sales and settlements:
Sales	(39)	—	—	(39)
Settlements	—	2	—	2
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at March 31, 2014	$—	$(19)	$(19)	$(38)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at March 31, 2014	$—	$(11)	$(14)	$(25)

Balance at January 1, 2015	$—	$(381)	$(3)	$(384)
Realized or unrealized gains (losses) included in earnings	—	(21)	(5)	(26)
Purchases, issuances, sales and settlements:
Settlements	—	70	—	70
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at March 31, 2015	$—	$(332)	$(8)	$(340)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at March 31, 2015	$—	$(4)	$(5)	$(9)

Qualitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

Investments.   During the first quarter of 2014, all auction rate securities that we held as of January 1, 2014, were sold for $39 million.

Derivatives.  Our valuation models for Level 3 derivative contracts are primarily industry-standard models that consider various factors, including certain significant unobservable inputs such as volatility factors and counterparty credit risk. The calculation of the fair value of our option contracts requires the use of an option-pricing model. The estimated future prices are compared to the strike prices fixed by our derivative contracts, and the resulting estimated future cash inflows or outflows over the contractual life are discounted to calculate the fair value. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differences and interest rates. Significant increases (decreases) in the quoted forward prices for commodities generally lead to corresponding decreases (increases) in the fair value measurement of our oil and gas derivative contracts. Significant changes in the volatility factors utilized in our option-pricing model can cause significant changes in the fair value measurement of our oil and gas derivative contracts. See Note 6, "Derivative Financial Instruments," for additional discussion of our derivative instruments.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

	Estimated Fair Value Asset (Liability)	Quantitative Information about Level 3 Fair Value Measurements
Instrument Type		Valuation Technique	Unobservable Input	Range
	(In millions)
Oil option contracts	$(376)	Black-Scholes	Oil price volatility	21.39%	—	68.99%
			Credit risk	0.01%	—	2.10%
Natural gas option and swaption contracts	$44	Black-Scholes	Natural gas price volatility	23.44%	—	54.28%
			Credit risk	0.01%	—	1.36%
SVAP	$(8)	Monte Carlo	Implied volatility			46.7%

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	March 31, 2015	December 31, 2014
	(In millions)
5¾% Senior Notes due 2022	$789	$772
5⅝% Senior Notes due 2024	1,041	989
5⅜% Senior Notes due 2026	709	—
6⅞% Senior Subordinated Notes due 2020	725	721

Any amounts outstanding under our credit arrangements as of the indicated dates are stated at cost, which approximates fair value. Please see Note 10, “Debt.”

10.      Debt:

Our debt consisted of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Senior unsecured debt:
Revolving credit facility — LIBOR based loans	$—	$345
Money market lines of credit(1)	—	101
Total credit arrangements	—	446
5¾% Senior Notes due 2022	750	750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	—
Total senior unsecured debt	2,450	2,196
6⅞% Senior Subordinated Notes due 2020	700	700
Discount on notes	(4)	(4)
Total long-term debt	$3,146	$2,892
________
(1) Because we have the ability and intent to use our available credit facility to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Credit Arrangements

In March 2015, we entered into the fourth amendment to our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 2018 to June 2020 and increased the borrowing capacity from $1.4 billion to $1.8 billion. We incurred $7 million of deferred financing costs related to this amendment, which will be amortized through June 2020. As of March 31, 2015, the largest individual loan commitment by any lender was 12% of total commitments.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank, N.A. or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points, plus a margin that is based on a grid of our debt rating (75 basis points per annum at March 31, 2015) or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (175 basis points per annum at March 31, 2015).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (30 basis points per annum at March 31, 2015). We incurred aggregate commitment fees under our current credit facility of approximately $1 million for each of the three-month periods ended March 31, 2015 and 2014, which are recorded in “Interest expense” on our consolidated statement of operations.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns and goodwill impairments) to interest expense of at least 3.0 to 1.0. At March 31, 2015, we were in compliance with all of our debt covenants.

As of March 31, 2015, we had no letters of credit outstanding under our credit facility. Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (175 basis points at March 31, 2015).

Subject to compliance with the restrictive covenants in our credit facility, at March 31, 2015, we also had a total of $195 million of available borrowing capacity under our money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions.

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

Senior Notes and Senior Subordinated Notes

On March 5, 2015, we issued $700 million of 5⅜% Senior Notes due 2026 and received net proceeds of approximately $690 million (net of offering costs of approximately $10 million). These notes were issued at par to yield 5⅜%. Also in March 2015, we called our outstanding 6⅞% Senior Subordinated Notes due 2020. See Note 17, "Subsequent Events."

11.      Income Taxes:

The provision (benefit) for income taxes for continuing operations for the indicated periods was different than the amount computed using the federal statutory rate (35%) for the following reasons:

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Amount computed using the statutory rate	$(266)	$17
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal effect	(17)	2
Foreign tax on foreign earnings	2	2
Other	1	2
Total provision (benefit) for income taxes	$(280)	$23

The effective tax rates for continuing operations for the three months ended March 31, 2015 and 2014 were 36.8% and 46.8%, respectively. Unrealized derivative gains and losses are treated differently for income tax purposes in the various state taxing jurisdictions to which we are subject. As a result, our effective tax rate fluctuates in periods with significant commodity price volatility.

As of March 31, 2015, we did not have a liability for uncertain tax positions, and as such, we had not accrued related interest or penalties. The tax years 2011 through 2014 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

12.      Stock-Based Compensation:

Our stock-based compensation consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Equity awards	$10	$11
Liability awards:
Stockholder Value Appreciation Program	5	14
Cash-settled restricted stock units	7	6
Total liability awards	12	20
Total stock-based compensation	22	31
Capitalized in oil and gas properties	(7)	(14)
Net stock-based compensation expense	$15	$17

As of March 31, 2015, we had approximately $79 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock. The following table provides information about restricted stock and restricted stock unit activity.

	Service-Based Shares	Performance/ Market-Based Shares	Total Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2015	1,902	945	2,847	$30.05
Granted	221	414	635	25.12
Forfeited	(171)	—	(171)	22.63
Vested	(53)	(40)	(93)	44.47
Non-vested shares outstanding at March 31, 2015	1,899	1,319	3,218	$28.62

On March 31, 2015, the last reported sales price of our common stock on the New York Stock Exchange was $35.09 per share.

Employee Stock Purchase Plan. On January 1, 2015, options to purchase approximately 100,000 shares of our common stock were granted under our employee stock purchase plan (ESPP). The weighted-average fair value of each option was $7.93 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free weighted-average interest rate of 0.12%, an expected life of six months and weighted-average volatility of 52%.

Stock Options. As of March 31, 2015, we had approximately 200,000 stock options outstanding and exercisable. No stock options have been granted since 2008, except for the ESPP options discussed above.

Liability Awards

Liability awards consist of performance awards that are settled in cash instead of shares, as discussed below.

Stockholder Value Appreciation Program. In September 2013, the Compensation and Management Development Committee of the Board approved the SVAP to be administered under the 2011 Plan. The SVAP pays substantially all full-time domestic, nonexecutive employees a cash payment based on a percentage of salary upon each incremental $5 increase in our 30-calendar day average share price. Each price threshold can be reached only once during the term of the program. The SVAP's performance period lasts through December 31, 2015. Each price trigger, if any, that is reached during 2015 would result in an approximately $11 million payment.

The first price threshold that triggered a payment under the SVAP was $27.50 during the fourth quarter of 2013. The second and third price thresholds for the SVAP were $32.50 and $37.50, respectively, which were reached during the second quarter of 2014. The fourth price threshold for the SVAP of $42.50 was reached in July 2014. Each of the first four payments were approximately $13 million.

Based on the valuation of the SVAP as of March 31, 2015, the fair value was $10 million, of which $8 million has been accrued. The total expected cost was determined using a Monte Carlo simulation assuming no dividends, a risk-free weighted-average interest rate of 0.22%, a plan term of 0.75 years and an average of implied and historical stock price volatility of 51%. An additional $2 million is expected to be recognized over the remaining service period of the plan. Future changes in our stock price could cause the total cost of the plan to be different than our estimates as of March 31, 2015.

Cash-Settled Restricted Stock Units. We also have granted cash-settled restricted stock units to employees that vest over three years. As of March 31, 2015, we accrued $19 million for future cash settlement upon vesting of awards. The value of the awards, and the associated stock-based compensation expense, is based on the Company’s stock price at the end of each period. During the quarter ended March 31, 2015, we granted approximately 200,000 cash-settled restricted stock units to employees. During the three months ended March 31, 2015, approximately 2,000 cash-settled restricted stock units vested and settled. During the three months ended March 31, 2014, approximately 283,000 cash-settled restricted stock units vested and settled for approximately $7 million. As of March 31, 2015, we had approximately 1.3 million cash-settled restricted stock units outstanding and related unrecognized stock-based compensation expense of approximately $22 million.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The following tables provide the geographic operating segment information for our continuing operations for the three-month periods ended March 31, 2015 and 2014. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. In order to reflect the double taxation of our earnings and profits in China, we have applied the statutory rates for China and the U.S. to determine our income tax allocation for our China operations in the following tables.

	Domestic	China	Total
	(In millions)
Three Months Ended March 31, 2015:
Oil, gas and NGL revenues	$303	$46	$349
Operating expenses:
Lease operating	65	10	75
Transportation and processing	49	—	49
Production and other taxes	13	—	13
Depreciation, depletion and amortization	212	25	237
General and administrative	61	2	63
Ceiling test and other impairments	792	—	792
Other	3	1	4
Allocated income tax (benefit)	(330)	5
Net income (loss) from oil and gas properties	$(562)	$3
Total operating expenses			1,233
Income (loss) from continuing operations			(884)
Interest expense, net of interest income, capitalized interest and other			(29)
Commodity derivative income (expense)			153
Income (loss) from continuing operations before income taxes			$(760)
Total assets	$9,005	$673	$9,678
Additions to long-lived assets	$396	$12	$408

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended March 31, 2014:
Oil, gas and NGL revenues	$553	$18	$571
Operating expenses:
Lease operating	72	2	74
Transportation and processing	37	—	37
Production and other taxes	25	3	28
Depreciation, depletion and amortization	188	4	192
General and administrative	56	—	56
Other	2	—	2
Allocated income tax (benefit)	64	5
Net income (loss) from oil and gas properties	$109	$4
Total operating expenses			389
Income (loss) from continuing operations			182
Interest expense, net of interest income, capitalized interest and other			(36)
Commodity derivative income (expense)			(96)
Income (loss) from continuing operations before income taxes			$50
Total assets	$8,080	$571	$8,651
Additions to long-lived assets	$438	$17	$455

15.    Supplemental Cash Flow Information:

The following table presents information about supplemental cash flows for the indicated periods.

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in receivables for property sales	$7	$—
(Increase) decrease in accrued capital expenditures	109	90
(Increase) decrease in asset retirement costs	3	13

16.     Discontinued Operations:

In 2013, we met the criteria to classify our Malaysia business as held for sale and discontinued operations. In February 2014, Newfield International Holdings Inc., a wholly-owned subsidiary of the Company, closed the sale of our Malaysia business to SapuraKencana Petroleum Berhad (SapuraKencana), a Malaysian public company, for $898 million. As a result of the sale, we recorded a gain in the first quarter of 2014 of approximately $388 million ($252 million, after tax). As of the date of this report, we have initiated a notice of dispute related to the final post-close settlement, which could result in arbitration proceedings. In the fourth quarter of 2014, we recorded an allowance against a receivable from SapuraKencana and reduced the previously recognized gain by $15 million ($10 million, after tax) due to uncertainty associated with collectability. As a result of the sale of our Malaysia business, there are no other assets and liabilities in the consolidated balance sheet attributable to discontinued operations as of December 31, 2014 or March 31, 2015.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Results of Discontinued Operations

Three Months Ended March 31,
2014
(In millions)
Oil and gas revenues	$90
Operating expenses	69
Income (loss) from discontinued operations	21
Gain on sale of Malaysia business	388
Income from discontinued operations before income taxes	409
Income tax provision (benefit):
Current	12
Deferred	140
Total income tax provision (benefit)	152
Income (loss) from discontinued operations, net of tax	$257

17.    Subsequent Events:

In April 2015, we completed the redemption of our $700 million aggregate principal of 6⅞% Senior Subordinated Notes due 2020. The transaction included a premium payment of approximately $24 million.

On April 29, 2015, we announced plans to combine our Onshore Gulf Coast and Rocky Mountain business units into one operating region to be located in The Woodlands, Texas. We plan to close our Denver, Colorado office in August of 2015 and our North Houston (Greenspoint area) office on or before April of 2016 to improve cost efficiencies in operations.

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

Significant first quarter 2015 highlights include:

•
issued 25.3 million additional shares of common stock through a public equity offering and received proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit;

•
issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of approximately $690 million. In April 2015, we used the proceeds to redeem the $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020;

•	amended our credit facility to increase the capacity from $1.4 billion to $1.8 billion and extended the maturity date until June 2020; and

•	completed our transition to focus our 2015 drilling efforts in the Anadarko Basin of Oklahoma.

Discontinued Operations

As a result of the sale of our Malaysia business in February 2014, we do not have current operations classified as discontinued operations, and the period-over-period change in discontinued operations is solely related to the sale. Historical Malaysia results of operations are not indicative of our future trends or results; therefore, we have not provided detailed information of prior year results of discontinued operations in the results of operations discussion. See Note 1, “Organization and Summary of Significant Accounting Policies,” and Note 16, “Discontinued Operations,” to our consolidated financial statements appearing earlier in this report for additional information regarding the sale of our Malaysia business.

Results of Continuing Operations
Our continuing operations consist of exploration, development and production activities in the United States and China.

Domestic Revenues and Production. Revenues during the first quarter of 2015 were $250 million lower than the same period of 2014. The lower revenues were attributable to a 49% decrease in the average revenue per BOE compared to the first quarter of 2014. Due to our redeployment of capital to the higher-return Anadarko Basin of Oklahoma, we increased our Mid-Continent crude oil and NGL production for first quarter 2015 by 83% and 12%, respectively, reducing the impact of the price-related revenue variance by $66 million.

China Revenues and Production/Liftings. Revenues from China of $46 million for the first quarter of 2015 were 162% higher than the comparable period of 2014, which is primarily due to the Pearl development commencing production during the fourth quarter of 2014, partially offset by a 53% decrease in price per barrel for crude oil and condensate. Our first quarter 2015 liftings in China increased 743 MBOE over first quarter 2014. During the first quarter of 2015, we completed two additional wells, bringing the total Pearl development producing wells to four. We expect two additional wells to commence production during the second quarter of 2015. As such, we expect that 2015 revenues and expenses in China will continue to increase compared to 2014 as we continue to execute our Pearl development plan. This development is expected to reach peak production by mid-2015.

The following table reflects our production/liftings from continuing operations and average realized commodity prices:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2015	2014
Production/Liftings:
Domestic:(1)
Crude oil and condensate (MBbls)	4,950	4,121	20%
Natural gas (Bcf)	27.3	28.0	(2)%
NGLs (MBbls)	1,849	1,681	10%
Total (MBOE)	11,355	10,466	8%
China:(2)
Crude oil and condensate (MBbls)	906	163	456%
Total Continuing Operations:
Crude oil and condensate (MBbls)	5,856	4,284	37%
Natural gas (Bcf)	27.3	28.0	(2)%
NGLs (MBbls)	1,849	1,681	10%
Total (MBOE)	12,261	10,629	15%
Average Realized Prices:
Domestic:(3)
Crude oil and condensate (per Bbl)	$38.21	$86.46	(56)%
Natural gas (per Mcf)	2.70	4.65	(42)%
NGLs (per Bbl)	19.96	38.11	(48)%
Crude oil equivalent (per BOE)	26.64	52.60	(49)%
China:
Crude oil and condensate (per Bbl)	$50.78	$107.73	(53)%
Total Continuing Operations:
Crude oil and condensate (per Bbl)	$40.15	$87.27	(54)%
Natural gas (per Mcf)	2.70	4.65	(42)%
NGLs (per Bbl)	19.96	38.11	(48)%
Crude oil equivalent (per BOE)	28.43	53.44	(47)%
________________

(1)	Excludes natural gas produced and consumed in operations of 2.2 Bcf and 1.8 Bcf during the three months ended March 31, 2015 and 2014, respectively.

(2)	Represents our net share of volumes sold regardless of when produced.

(3)
We had no outstanding derivative contracts related to our NGL production or our production associated with our international operations. Had we included the realized effects of derivative contracts, the domestic average realized prices would have been as follows:

	Three Months Ended March 31,
	2015	2014
Crude oil and condensate (per Bbl)	$57.51	$82.26
Natural gas (per Mcf)	3.62	3.89

Operating Expenses. The following table presents information about our operating expenses for our continuing operations.

	Unit-of-Production			Total Amount
	Three Months Ended March 31,		Percentage Increase (Decrease)	Three Months Ended March 31,		Percentage Increase (Decrease)
	2015	2014		2015	2014
	(Per BOE)			(In millions)
Domestic:
Lease operating	$5.76	$6.84	(16)%	$65	$72	(9)%
Transportation and processing	4.33	3.50	24%	49	37	34%
Production and other taxes	1.18	2.43	(51)%	13	25	(47)%
Depreciation, depletion and amortization	18.62	17.98	4%	212	188	12%
General and administrative	5.31	5.32	—%	61	56	8%
Ceiling test and other impairments	69.78	—	100%	792	—	100%
Other	0.23	0.24	(4)%	3	2	3%
Total operating expenses	105.21	36.31	190%	1,195	380	214%
China:
Lease operating	$10.37	$12.34	(16)%	$10	$2	366%
Production and other taxes	—	16.13	(100)%	—	3	(100)%
Depreciation, depletion and amortization	27.93	23.21	20%	25	4	569%
General and administrative	2.64	—	100%	2	—	100%
Other	1.31	—	100%	1	—	100%
Total operating expenses	42.25	51.68	(18)%	38	9	355%
Total Continuing Operations:
Lease operating	$6.09	$6.93	(12)%	$75	$74	1%
Transportation and processing	4.01	3.44	17%	49	37	34%
Production and other taxes	1.10	2.64	(58)%	13	28	(52)%
Depreciation, depletion and amortization	19.31	18.06	7%	237	192	23%
General and administrative	5.11	5.24	(2)%	63	56	13%
Ceiling test and other impairments	64.62	—	100%	792	—	100%
Other	0.31	0.24	29%	4	2	51%
Total operating expenses	100.55	36.55	175%	1,233	389	217%

Domestic Operations. Excluding the effect of the $792 million ceiling test and other impairments, our operating expenses for domestic operations for the three months ended March 31, 2015 decreased 2% over the same period of 2014 stated on a per BOE basis. The primary offsetting components within our operating expenses are as follows:

•
Lease operating expense decreased 9% despite an 8% increase in total production. On a per BOE basis, lease operating expense was 16% lower primarily due to lower service costs and higher production volumes. Service costs declined in our domestic regions period over period due to our increased focus on cost reduction initiatives as well as today's lower commodity price environment causing downward service cost pressures in the industry.

•
Transportation and processing expense per BOE increased 24% primarily due to the higher transportation and processing costs associated with NGL production as compared to natural gas production, combined with our continued NGL production growth. Our first quarter 2015 domestic NGL production, primarily in our SCOOP and STACK plays in our Mid-Continent region, increased 10%, and our natural gas production decreased 2% compared to the first quarter of 2014.

•
Production and other taxes decreased 51% per BOE primarily due to lower total revenues. As a percent of total revenue, production and other taxes were 4.4% and 4.6% for the three months ended March 31, 2015 and 2014, respectively.

•
Total depreciation, depletion and amortization (DD&A) increased 12% primarily due to an 8% increase in total production during the first quarter of 2015 compared to the first quarter of 2014, combined with a 4% increase in the cost per BOE. The increased cost per unit-of-production is primarily due to the transfer of approximately $760 million of unevaluated property costs into the full cost pool amortization base during 2014. The majority of the costs were transferred in the fourth quarter of 2014 in response to the significant decrease in oil and natural gas prices and the resulting impact on our future development plans.

•
General and administrative (G&A) expenses per BOE were flat during the first quarter of 2015 compared to the first quarter of 2014. Excluding the effect of severance costs of approximately $9 million incurred during the first quarter of 2015 associated with a 15% reduction in our workforce, G&A expense per BOE for the first quarter of 2015 decreased 16% compared to the first quarter of 2014. For the three months ended March 31, 2015, we capitalized $25 million ($2.19 per BOE) of direct internal costs as compared to $36 million ($3.46 per BOE) during the comparable quarter of 2014. This decrease in capitalization is primarily related to reduced exploration and development activities during the first quarter of 2015 and the associated reduction in direct internal costs related to exploration and development.

•
At March 31, 2015, we recorded a ceiling test impairment of $788 million due to a net decrease in the discounted value of our proved reserves. The primary reason for the change in value was a 13% decrease in crude oil SEC pricing partially offset by the impact of current service cost reductions in reserve estimates. During the first quarter of 2015, we recorded a $4 million rig impairment associated with our decision to indefinitely lay down both company-owned drilling rigs in the Uinta Basin.

China Operations. For the three months ended March 31, 2015, total operating expenses increased $29 million due to our Pearl development commencing production during the fourth quarter of 2014. As a result of the different cost structures of our Pearl development and our Bohai Bay field, the first quarter of 2015 results are not comparable with the first quarter of 2014. We expect our China operating costs in 2015 to continue to be higher than 2014 with the exception of production and other taxes. A new regulation was implemented by the Chinese government in early 2015 resulting in no taxes on production with a contract price below $65 per barrel. As such, until our contract prices exceed $65 per barrel, we will continue to experience lower production and other taxes in China.

Interest Expense. The following table presents information about interest expense. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Gross interest expense:
Credit arrangements	$4	$3
Senior notes	28	25
Senior subordinated notes	12	23
Total gross interest expense	44	51
Capitalized interest	(7)	(13)
Net interest expense	$37	$38

Gross interest expense decreased in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to the redemption of our 7⅛% Senior Subordinated Notes due 2018 in the fourth quarter of 2014. This decrease was slightly offset by the additional interest expense incurred in March 2015 associated with our $700 million 5⅜% Senior Notes due 2026 issued in March of 2015.

Interest expense associated with oil and gas properties excluded from amortization is capitalized into oil and gas properties. Capitalized interest decreased $6 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to the reduction of oil and gas properties excluded from amortization during the fourth quarter of 2014.

Commodity Derivative Income (Expense). The fluctuations in commodity derivative income (expense) from period to period are due to the volatility of oil and natural gas prices and changes in our outstanding derivative instruments during these periods. Commodity derivative income for the quarter ended March 31, 2015 was $153 million, which included $121 million of realized gains associated with derivative contract settlements and unrealized gains of $32 million related to the change in value of derivative contracts due to changes in commodity prices. Commodity derivative expense for the quarter ended March 31, 2014 was $96 million, which was primarily comprised of unrealized losses of $57 million related to the change in value of derivative contracts due to changes in commodity prices and $39 million of realized losses associated with derivative contract settlements.

See Note 6, "Derivative Financial Instruments," and Note 9, "Fair Value Measurements," to our consolidated financial statements in Item 1 of this report.

Taxes. The effective tax rates for continuing operations for the three months ended March 31, 2015 and 2014 were 36.8% and 46.8%, respectively. Our effective tax rate for both periods was different than the federal statutory rate of 35% due to non-deductible expenses, state income taxes, the differences between international and U.S federal statutory rates, and the impact of our China earnings being taxed both in the U.S. and China. This double taxation is a byproduct of our federal net operating loss (NOL) position that limits our ability to utilize related foreign tax credits (FTC) until our remaining NOLs are utilized. As a result of our earnings being taxed in both the U.S. and China, we expect our effective tax rate for future China earnings to be approximately 60%. We expect the U.S. portion of the rate to be a 35% tax rate, all of which is expected to be deferred taxes.

Our effective tax rate for our domestic operations generally approximates 37%. For the three months ended March 31, 2015, our effective tax rate was 36.8% for continuing operations as the majority of our consolidated net loss from continuing operations resulted from our domestic business, which was only taxable in the U.S.

Liquidity and Capital Resources

During the fourth quarter of 2014 and continuing into the first quarter of 2015, crude oil prices declined significantly primarily due to global supply and demand imbalances. Given the future uncertainty regarding the timing and magnitude of an eventual recovery of crude oil prices, we reduced our planned capital spending for 2015 to more closely match our expected cash flows and decided to optimize long-term liquidity preservation over short-term reserve and production growth. During the first quarter of 2015, as a part of our strategy to optimize long-term liquidity we:

•
issued 25.3 million additional shares of common stock through a public equity offering and received proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit;

•
issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of approximately $690 million in March 2015. In April 2015, we used the proceeds to redeem the $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020; and

•	amended our credit facility to increase the capacity from $1.4 billion to $1.8 billion and extended the maturity date until June 2020.

We expect our 2015 budget will be financed through our cash flows from operations (inclusive of realized derivative contract gains and losses) and borrowings under our credit facility, as needed. Approximately 81% of our expected 2015 domestic oil and gas sales (excluding NGLs) supporting the current 2015 capital budget are partially protected against oil and gas price volatility using derivative contracts. For further discussion of our derivative activities, see Note 6, "Derivative Financial Instruments," to our consolidated financial statements appearing earlier in this report. Our 2015 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $120 million, is expected to be approximately $1.2 billion.

At March 31, 2015, the values of our U.S. and China cost center ceilings were calculated based upon SEC pricing of $3.88 per MMBtu for natural gas and $82.60 per barrel for oil. Using these prices, our ceiling for the U.S. did not exceed the net capitalized costs of oil and gas properties resulting in a non-cash ceiling test writedown of approximately $788 million ($496 million after tax). The cost center ceiling with respect to the China full cost pool exceeded the net capitalized costs of oil and gas properties by approximately $200 million, net of tax, and as such, no ceiling test writedown was required. Holding all other factors constant, it is likely that we will experience a ceiling test writedown in the U.S. in the second quarter of 2015. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, upward or downward reserve revisions, reserve adds, and tax attributes. Subject to these numerous factors and inherent limitations, we believe that an impairment in the second quarter of 2015 could exceed $1.0 billion for our U.S. full cost pool. Once recorded, a ceiling test writedown is not reversible at a later date even if oil and gas prices increase.
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

We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available alternative sources of liquidity, including accessing debt and equity capital markets in light of current and expected economic conditions. We believe that our liquidity position and ability to generate cash flows from our operations will be adequate to fund 2015 operations and to meet our other obligations.

Credit Arrangements and Other Financing Activities. In March 2015, we entered into the fourth amendment to our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 2018 to June 2020 and increased the borrowing capacity from $1.4 billion to $1.8 billion. We incurred $7 million of deferred financing costs related to this amendment, which will be amortized through June 2020. We maintain money market lines of credit of $195 million. At March 31, 2015, we had no borrowings under our revolving credit facility or money market lines.

As of May 1, 2015, we had no outstanding borrowings and available borrowing capacity of $1.8 billion under our revolving credit facility. In addition, we had outstanding borrowings under our money market lines of credit of $11 million.

In March 2015, we called for the redemption of our $700 million aggregate principal of 6⅞% Senior Subordinated Notes due 2020. In April 2015, we completed the redemption of these notes. The transaction included a premium payment of approximately $24 million. We have no scheduled maturities of senior notes until 2022. For a more detailed description of the terms of our credit arrangements and senior and senior subordinated notes, please see Note 10, “Debt,” to our consolidated financial statements appearing earlier in this report.

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

At March 31, 2015, we had positive working capital of $748 million compared to negative working capital of $161 million at December 31, 2014. The changes in our working capital are primarily due to the cash received in March 2015 from the issuance of our $700 million aggregate principal of 5⅜% Senior Notes due 2026, which was used to redeem our 6⅞% Senior Subordinated Notes due 2020 in April 2015. The remaining change is due to the timing of the collection of receivables; changes in the fair value of our derivative positions; the timing of crude oil liftings in our China operations; drilling activities; payments made by us to vendors and other operators; and the timing and amount of advances received from our joint operations.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows from operations, which are primarily affected by the sale of our oil, natural gas and NGLs, as well as commodity prices, net of the effects of derivative contract settlements and changes in working capital.

Our net cash flows from operations were $205 million for the three months ended March 31, 2015, which decreased compared to net cash flows from operations of $365 million (includes $18 million of cash flows from discontinued operations) for the same period in 2014. We had no cash flows from discontinued operations for the first quarter of 2015. The biggest driver of lower operating cash flows was lower revenues as a result of lower commodity prices.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015 was $486 million compared to $297 million net cash provided by investing activities for the same period in 2014. While the amount of capital expenditures in 2015 was consistent with 2014, net cash provided by investing activities in 2014 resulted from proceeds of $809 million received from the sale of our Malaysia business.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $1.1 billion compared to net cash used in financing activities of $650 million for the same period in 2014. During the three months ended March 31, 2015, we:

•
issued 25.3 million additional shares of common stock through a public equity offering and received proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit; and

•
issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of approximately $690 million in March 2015. In April 2015, we used the proceeds to redeem the $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020.

Capital Expenditures. Our capital investments for continuing operations for the first three months of 2015 decreased 8% as compared to the same period of 2014. The table below summarizes our capital investments.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Continuing operations:
Exploitation and development	$281	$324
Exploration (exclusive of exploitation and leasehold)	65	71
Leasing proved and unproved property (leasehold)	29	12
Pipeline spending	2	4
Total continuing operations	377	411
Discontinued operations	—	12
Total	$377	$423

Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the disclosure since year-end 2014, except that in March 2015 we issued $700 million of 5⅜% Senior Notes due 2026 and in April 2015, we redeemed our 6⅞% Senior Subordinated Notes due 2020. The 2026 Senior Notes were issued at par to yield 5⅜%. The semi-annual interest payments of approximately $19 million associated with these notes will be made in January and July of each year.

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

Oil and Gas Derivatives

We use derivative contracts to manage the variability in cash flows caused by commodity price fluctuations associated with our anticipated future oil and gas production for the next 24 to 36 months. As of March 31, 2015, we had no outstanding derivative contracts related to our NGL production. We do not use derivative instruments for trading purposes.

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 6, “Derivative Financial Instruments,” and Note 9, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open contracts and the estimated fair market value of those positions as of March 31, 2015.

Between April 1, 2015 and May 1, 2015, we entered into additional crude oil derivative contracts. A listing of all of our crude oil derivative contracts as of May 1, 2015 are as follows:

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)

2015:
Fixed-price swaps	1,285	$90.00	$—	$—	$—	$—
Fixed-price swaps with sold puts:	10,399
Fixed-price swaps		90.00	—	—	—	—
Sold puts		—	—	71.52	—	—
Collars with sold puts:	490
Collars		—	—	—	90.00	104.00
Sold puts		—	—	75.00	—	—
2016:
Fixed-price swaps with sold puts:	10,060
Fixed-price swaps		89.98	—	—	—	—
Sold puts		—	—	74.14	—	—
Collars with sold puts:	6,220
Collars		—	—	—	90.00	96.15
Sold puts		—	—	75.00	—	—
Purchased calls	2,562	—	69.07	—	—	—
2017:
Fixed-price swaps with sold puts:	4,468
Fixed-price swaps		88.37	—	—	—	—
Sold puts		—	—	73.28	—	—
Collars with sold puts:	2,080
Collars		—	—	—	90.00	95.59
Sold puts		—	—	75.00	—	—

Accounting for Derivative Activities. We do not designate future price-risk management activities as accounting hedges. As derivative contracts not designated for hedge accounting are accounted for on a mark-to-market basis, we have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of March 31, 2015, we had net derivative assets of $646 million, of which 56%, based on total contracted volumes, was measured based upon our valuation model (i.e. Black-Scholes) and, as such, were classified as a Level 3 fair value measurement. We value these contracts using a model that considers various inputs including the following:

•forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of March 31, 2015. We use credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 6, “Derivative Financial Instruments,” and Note 9, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

New Accounting Requirements

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of debt issuance costs in the financial statements and requires that debt issuance costs be presented as a reduction of the carrying value of the financial liability and not as a separate asset. The guidance requires retrospective adjustment to the balance sheet presentation and disclosures applicable for a change in an accounting principle. The guidance is effective for interim and annual periods beginning after December 15, 2015. We expect to adopt this guidance on or before the effective date.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. On April 1, 2015, the FASB proposed a deferral of the effective date by one year, which is not final until the FASB completes its due process requirements. We are currently evaluating the impact of this guidance on our financial statements.

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

•oil, natural gas and natural gas liquids prices;

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
•the availability (or lack thereof) of acquisition, disposition or combination opportunities; and

•
the other factors affecting our business described under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our 2014 Annual Report on Form 10-K.

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

Probable reserves.    Those additional reserves that are less certain to be recovered than proved reserves but that, together with proved reserves, are as likely as not to be recovered. The SEC provides a complete definition of probably reserves in Rule 4-10(a)(18) of Regulation S-X.

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

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative contracts can limit or reduce the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2015, ten of our 16 counterparties accounted for approximately 85% of our contracted volumes with no single counterparty accounting for more than 15%. Of our remaining expected 2015 crude oil production, 86% is protected against price volatility through the use of derivative contracts. Almost 90% of our crude oil derivative structures include short puts. Short puts effectively limit our downward price protection below the weighted average of our short puts of $71.72 per barrel. If the market price remains below $71.72 per barrel, we receive the market price for our associated production plus the difference between our short puts and the associated floors or fixed-price swaps, which average $18.28 per barrel. We do not have any natural gas derivative contracts that include short puts. For a further discussion of our derivative activities, see the information under the caption “Oil and Gas Derivatives” in Item 2 appearing earlier in this report and the discussion and tables in Note 6, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report. For further discussion of the types of derivative positions, refer to Note 5, “Derivative Financial Instruments” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Rates

We consider our interest rate exposure to be minimal because 100% of our obligations were at fixed rates as of March 31, 2015. A 10% increase in LIBOR would not impact our interest cost on debt outstanding as of March 31, 2015, but would affect the fair value of our outstanding debt, as well as interest costs associated with future debt issuances or borrowings under our revolving credit facility.

Foreign Currency Exchange Rates

The functional currency for our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at March 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In early 2012, through a voluntary environmental audit, we discovered potential violations of section 404 of the Clean Water Act relating to possible unpermitted discharges of fill materials into certain wetlands and drainages in the Uinta Basin. The potential violations were discovered on certain Newfield locations and several locations acquired in 2011. In June 2012, we self-disclosed these potential violations to the U.S. Army Corps of Engineers (Corps), in accordance with the EPA’s Audit Policy and an interagency memorandum of understanding with the Corps. The Corps initially indicated to us that it would not pursue penalty charges, but instead would work with us to restore the unpermitted discharges and acquire the appropriate after-the-fact permits. The EPA later inquired with the Corps, and was informed about the potential violations. Thereafter, the EPA initiated an administrative enforcement action against Newfield. The EPA has evaluated the discharges and our proposed restoration and mitigation, and a negotiated settlement has been finalized. On November 13, 2014, Newfield entered into an Administrative Order on Consent and a Combined Complaint and Consent Agreement to settle the matter. The EPA executed both agreements on December 17, 2014. The EPA published the notice of the Combined Complaint and Consent Agreement on December 17, 2014, for a 40-day comment period. No comments were received by the EPA. The settlement terms involved payment of a $175,000 penalty, restoration of much of the unpermitted discharges and off-site mitigation. The EPA issued the Final Order together with the fully executed Combined Complaint and Consent Agreement on January 27, 2015. The penalty was paid timely before February 27, 2015 and the remediation and mitigation work will begin in the third quarter of 2015. We do not expect this administrative settlement to have a material adverse effect on our financial position, cash flows or results of operations.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
January 1 — January 31, 2015	15,582	$24.84	—	—
February 1 — February 28, 2015	9,703	29.02	—	—
March 1 — March 31, 2015	4,590	33.53	—	—
Total	29,875	$27.53	—	—
_______

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards and restricted stock units. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Item 5. Other Information

On March 5, 2015, we entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”), by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of Nova Scotia, U.S. Bank National Association, Sumitomo Mitsui Banking Corporation and Credit Suisse AG, Cayman Islands Branch, as Documentation Agents, and BMO Harris Bank N.A., Canadian Imperial Bank of Commerce, New York Branch, Goldman Sachs Bank USA and Mizuho Bank Ltd., as Managing Agents. In addition to these agents, five other banks executed the Fourth Amendment as lenders. The Fourth Amendment amends our Credit Agreement, originally dated on June 2, 2011, and amended on September 27, 2011, April 29, 2013, and June 25, 2013. Through the execution of the Fourth Amendment, we (i) extended the term of our credit facility until June 25, 2020, (ii) increased the aggregate funds available under the credit facility from $1.4 billion to $1.8 billion and (iii) reallocated the commitments among the various lenders.

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

4.1
Fourth Supplemental Indenture, dated as of March 10, 2015, between the Company and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield's Current Report on Form 8-K filed with the SEC on March 12, 2015 (File No. 1-12534))

10.1	Retirement Agreement of William D. Schneider (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on January 14, 2015 (File No. 1-12534))

*10.2
Fourth Amendment to Credit Agreement, dated as of March 5, 2015, by and among Newfield and , JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of Nova Scotia, U.S. Bank National Association, Sumitomo Mitsui Banking Corporation and Credit Suisse AG, Cayman Islands Branch, as Documentation Agents, and BMO Harris Bank N.A., Canadian Imperial Bank of Commerce, New York Branch, Goldman Sachs Bank USA and Mizuho Bank Ltd., as Managing Agents, and other Lenders thereto

*10.3	Form of 2015 Executive Officer Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______
*      Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: May 6, 2015	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
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

4.1
Fourth Supplemental Indenture, dated as of March 10, 2015, between the Company and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield's Current Report on Form 8-K filed with the SEC on March 12, 2015 (File No. 1-12534))

10.1	Retirement Agreement of William D. Schneider (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on January 14, 2015 (File No. 1-12534))

*10.2
Fourth Amendment to Credit Agreement, dated as of March 5, 2015, by and among Newfield and , JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of Nova Scotia, U.S. Bank National Association, Sumitomo Mitsui Banking Corporation and Credit Suisse AG, Cayman Islands Branch, as Documentation Agents, and BMO Harris Bank N.A., Canadian Imperial Bank of Commerce, New York Branch, Goldman Sachs Bank USA and Mizuho Bank Ltd., as Managing Agents, and other Lenders thereto

*10.3	Form of 2015 Executive Officer Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______
*      Filed or furnished herewith.