Form 10-Q
period 2015-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2015-11-04
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

As of October 30, 2015, there were 163,412,341 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7	$14
Accounts receivable, net	263	439
Inventories	31	33
Derivative assets	334	431
Other current assets	28	23
Total current assets	663	940
Oil and gas properties, net — full cost method ($985 and $677 were excluded from amortization at September 30, 2015 and December 31, 2014, respectively)	4,418	8,232
Other property and equipment, net	168	182
Derivative assets	148	190
Long-term investments	20	26
Deferred taxes	49	—
Other assets	47	28
Total assets	$5,513	$9,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62	$32
Accrued liabilities	480	880
Advances from joint owners	53	34
Asset retirement obligations	3	3
Derivative liabilities	8	8
Deferred taxes	112	144
Total current liabilities	718	1,101
Other liabilities	47	45
Derivative liabilities	6	—
Long-term debt	2,498	2,892
Asset retirement obligations	192	183
Deferred taxes	21	1,484
Total long-term liabilities	2,764	4,604
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 and 200,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 163,989,826 and 137,603,643 shares issued at September 30, 2015 and December 31, 2014, respectively)	2	1
Additional paid-in capital	2,424	1,576
Treasury stock (at cost, 587,135 and 275,069 shares at September 30, 2015 and December 31, 2014, respectively)	(21)	(10)
Accumulated other comprehensive gain (loss)	(2)	(1)
Retained earnings (deficit)	(372)	2,327
Total stockholders' equity	2,031	3,893
Total liabilities and stockholders' equity	$5,513	$9,598

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Oil, gas and NGL revenues	$377	$610	$1,195	$1,793

Operating expenses:
Lease operating	71	74	219	228
Transportation and processing	52	51	153	125
Production and other taxes	13	32	43	90
Depreciation, depletion and amortization	236	228	721	633
General and administrative	66	48	180	172
Ceiling test and other impairments	1,889	—	4,202	—
Other	1	10	8	15
Total operating expenses	2,328	443	5,526	1,263
Income (loss) from operations	(1,951)	167	(4,331)	530

Other income (expense):
Interest expense	(37)	(51)	(127)	(153)
Capitalized interest	8	13	23	39
Commodity derivative income (expense)	87	303	230	33
Other, net	1	1	(13)	4
Total other income (expense)	59	266	113	(77)

Income (loss) from continuing operations before income taxes	(1,892)	433	(4,218)	453

Income tax provision (benefit):
Current	7	1	25	3
Deferred	(672)	154	(1,544)	167
Total income tax provision (benefit)	(665)	155	(1,519)	170
Income (loss) from continuing operations	(1,227)	278	(2,699)	283
Income (loss) from discontinued operations, net of tax	—	—	—	257
Net income (loss)	$(1,227)	$278	$(2,699)	$540

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(7.52)	$2.04	$(17.17)	$2.07
Income (loss) from discontinued operations	—	—	—	1.89
Basic earnings (loss) per share	$(7.52)	$2.04	$(17.17)	$3.96
Diluted:
Income (loss) from continuing operations	$(7.52)	$2.02	$(17.17)	$2.05
Income (loss) from discontinued operations	—	—	—	1.87
Diluted earnings (loss) per share	$(7.52)	$2.02	$(17.17)	$3.92
Weighted-average number of shares outstanding for basic earnings (loss) per share	163	137	157	137
Weighted-average number of shares outstanding for diluted earnings (loss) per share	163	138	157	138

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(1,227)	$278	$(2,699)	$540
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(1)	—	(1)	—
Other comprehensive income (loss), net of tax	(1)	—	(1)	—
Comprehensive income (loss)	$(1,228)	$278	$(2,700)	$540

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,699)	$540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	721	665
Deferred tax provision (benefit)	(1,544)	308
Stock-based compensation	19	15
Unrealized (gain) loss on derivative contracts	145	(139)
Ceiling test and other impairments	4,202	—
Gain on sale of Malaysia business	—	(388)
Other, net	38	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	80	89
(Increase) decrease in inventories	—	(1)
(Increase) decrease in other current assets	(5)	(2)
(Increase) decrease in other assets	(5)	1
Increase (decrease) in accounts payable and accrued liabilities	(82)	(20)
Increase (decrease) in advances from joint owners	19	(1)
Increase (decrease) in other liabilities	—	2
Net cash provided by (used in) operating activities	889	1,070
Cash flows from investing activities:
Additions to oil and gas properties	(1,294)	(1,535)
Acquisitions of oil and gas properties	(125)	(21)
Proceeds from sales of oil and gas properties	86	616
Proceeds received from sale of Malaysia business, net	—	809
Additions to other property and equipment	(9)	(22)
Redemptions of investments	—	39
Proceeds from insurance settlement, net	57	—
Net cash provided by (used in) investing activities	(1,285)	(114)
Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	1,442	2,076
Repayments of borrowings under credit arrangements	(1,840)	(2,725)
Proceeds from issuance of senior notes	691	—
Repayment of senior subordinated notes	(700)	—
Debt issue costs	(8)	—
Proceeds from issuances of common stock, net	817	4
Purchases of treasury stock, net	(11)	(10)
Other	(2)	—
Net cash provided by (used in) financing activities	389	(655)
Increase (decrease) in cash and cash equivalents	(7)	301
Cash and cash equivalents, beginning of period	14	95
Cash and cash equivalents, end of period	$7	$396

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	137.6	$1	(0.3)	$(10)	$1,576	$2,327	$(1)	$3,893
Issuances of common stock	26.4	1			816			817
Stock-based compensation					32			32
Treasury stock, net			(0.3)	(11)	—			(11)
Net income (loss)						(2,699)		(2,699)
Other comprehensive income (loss), net of tax							(1)	(1)
Balance, September 30, 2015	164.0	$2	(0.6)	$(21)	$2,424	$(372)	$(2)	$2,031

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids (NGLs). We focus on U.S. resource plays, and our primary areas of operation include the Mid-Continent, the Rocky Mountains and onshore Texas. We also have offshore oil developments in China.

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

Restructuring Costs

Restructuring costs include severance and related benefit costs, costs associated with abandoned office space, employee relocation costs and other associated costs. Employee severance and related benefit costs are recognized on a straight-line basis over the required service period, if any. Employee relocation costs are expensed as incurred. On the date the leased property ceases to be used, a liability for noncancellable office-lease costs associated with restructuring is recognized and measured at fair value on our consolidated balance sheet. Fair value estimates include assumptions regarding estimated future sublease payments. These estimates could materially differ from actual results and may require revision to initial estimates of the liability. See Note 15, "Restructuring Costs," for additional disclosures.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Reclassifications

Certain reclassifications have been made to prior years' reported amounts in order to conform to the current year presentation. These reclassifications did not impact our net income (loss), stockholders' equity or cash flows.

Restricted Cash

We have restricted cash of $10 million included in "Other assets" on our consolidated balance sheet at September 30, 2015 that represents amounts held in escrow accounts to satisfy future plug and abandonment obligations for our China operations. These amounts are restricted as to their current use and will be released as we plug and abandon wells and facilities in our China field. Consistent with our other plug and abandonment activities, changes in restricted cash are included in cash flows from operating activities in our consolidated statement of cash flows.

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

New Accounting Requirements

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of debt issuance costs in the financial statements and requires that debt issuance costs be presented as a reduction of the carrying value of the financial liability and not as a separate asset. The guidance requires retrospective adjustment to the balance sheet presentation and disclosures applicable for a change in an accounting principle. The guidance is effective for interim and annual periods beginning after December 15, 2015. We expect to adopt this guidance in our 2015 annual report.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). In July 2015, the FASB approved a deferral of the effective date by one year. As a result, the guidance is effective for interim and annual periods beginning on or after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

2.      Earnings Per Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods:

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share data)
Income (numerator):
Income (loss) from continuing operations	$(1,227)	$278	$(2,699)	$283
Income (loss) from discontinued operations	—	—	—	257
Net income (loss)	$(1,227)	$278	$(2,699)	$540

Weighted-average shares (denominator):
Weighted-average shares — basic	163	137	157	137
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period(1)(2)	—	1	—	1
Weighted-average shares — diluted	163	138	157	138

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(7.52)	$2.04	$(17.17)	$2.07
Income (loss) from discontinued operations	—	—	—	1.89
Basic earnings (loss) per share	$(7.52)	$2.04	$(17.17)	$3.96
Diluted:
Income (loss) from continuing operations	$(7.52)	$2.02	$(17.17)	$2.05
Income (loss) from discontinued operations	—	—	—	1.87
Diluted earnings (loss) per share	$(7.52)	$2.02	$(17.17)	$3.92
_______

(1)
The effect of 2.3 million and 2.8 million unvested restricted stock or restricted stock units and stock options for the three and nine months ended September 30, 2015, respectively, have not been included in the calculation of shares outstanding for diluted EPS as their effect would have been anti-dilutive.

(2)
Excludes 0.3 million and 1.1 million shares of unvested restricted stock or restricted stock units and stock options for the three and nine months ended September 30, 2014, respectively, because including the effect would have been anti-dilutive.

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

4.      Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations and oil produced but not sold in our China operations. At September 30, 2015, the crude oil inventory from our China operations consisted of approximately 188,000 barrels of crude oil valued at cost of approximately $9 million. At December 31, 2014, the crude oil inventory from our China operations consisted of approximately 240,000 barrels of crude oil valued at cost of approximately $8 million and is included under the caption "Inventories" on our consolidated balance sheet. Cost for purposes of the carrying value of oil inventory is the sum of related production costs and depletion expense.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.      Oil and Gas Assets

  Property and Equipment

  Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
	(In millions)
Oil and gas properties:
Proved	$21,305	$20,402
Unproved	747	563
Gross oil and gas properties	22,052	20,965
Accumulated depreciation, depletion and amortization	(8,855)	(8,152)
Accumulated impairment	(8,779)	(4,581)
Net oil and gas properties	$4,418	$8,232
Other property and equipment:
Furniture, fixtures and equipment	$143	$144
Gathering systems and equipment	116	114
Accumulated depreciation and amortization	(91)	(76)
Net other property and equipment	$168	$182

Oil and gas properties not subject to amortization as of September 30, 2015, consisted of the following:

	Costs Incurred In
	2015	2014	2013	2012 and Prior	Total
	(In millions)
Acquisition costs	$272	$165	$158	$46	$641
Exploration costs	236	2	—	—	238
Fee mineral interests	—	—	1	23	24
Capitalized interest	23	52	7	—	82
Total oil and gas properties not subject to amortization	$531	$219	$166	$69	$985

We capitalized approximately $23 million and $38 million of interest and direct internal costs during the three months ended September 30, 2015 and 2014, respectively, and $81 million and $158 million during the nine months ended September 30, 2015 and 2014, respectively.

During the second quarter of 2015, we finalized a settlement agreement with our insurance carriers related to an August 2013 LF-7 topside incident in China and recorded a $57 million receivable (the Company's share) and associated reduction to capital expenditures. The settlement proceeds were collected in July 2015.

At September 30, 2015, the ceiling value of our reserves was calculated based upon SEC pricing of $3.06 per MMBtu for natural gas and $59.09 per barrel for oil. Using these prices, our ceiling for the U.S. did not exceed the net capitalized costs of oil and gas properties resulting in a ceiling test writedown. Our domestic ceiling test writedown was approximately $1.8 billion ($1.2 billion after tax) for the three months ended September 30, 2015. For the nine months ended September 30, 2015, we recorded U.S. ceiling test writedowns of approximately $4.1 billion ($2.6 billion after tax).

Using SEC pricing, our ceiling for China at September 30, 2015 did not exceed the net capitalized costs of oil and gas properties, resulting in a ceiling test writedown for the three and nine months of approximately $72 million ($29 million after tax).
The continued decline of SEC pricing for oil and natural gas reserves since September 30, 2015 will likely result in additional U.S. and China ceiling test writedowns in the fourth quarter of 2015.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Other Asset Acquisitions and Sales

During the nine months ended September 30, 2015 and 2014, we acquired various other oil and gas properties for approximately $125 million and $21 million, respectively, and sold certain other oil and gas properties for proceeds of approximately $86 million and $56 million, respectively. The cash flows and results of operations for the assets sold were included in our consolidated financial statements up to the date of sale. Proceeds associated with our asset sales were recorded as adjustments to our domestic full cost pool.

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

In addition to the derivative strategies outlined in our Annual Report on Form 10-K for the year ended December 31, 2014, we purchased call options in 2015 that effectively lock in the value for a portion of our corresponding oil swaps with short puts as well as collars with short puts. We elected to defer the premiums related to these calls until contract settlement. At September 30, 2015, the deferred premiums totaled $14 million. Excluding the effect of the deferred premium, if the settlement price is above the call strike price, the counterparty is required to make a payment to us.

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

At September 30, 2015, we had outstanding derivative positions as set forth in the tables below.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)	Sold Puts (Weighted Average)(1)	Floors (Weighted Average)	Ceilings (Weighted Average)
							(In millions)
2015:
Fixed-price swaps	92	$90.00	$—	$—	$—	$—	$4
Fixed-price swaps with sold puts:	4,278
Fixed-price swaps		90.08	—	—	—	—	189
Sold puts		—	—	71.12	—	—	(109)
Collars with sold puts:	184
Collars		—	—	—	90.00	104.00	8
Sold puts		—	—	75.00	—	—	(5)
2016:
Fixed-price swaps with sold puts:	10,060
Fixed-price swaps		89.98	—	—	—	—	408
Sold puts		—	—	74.14	—	—	(258)
Collars with sold puts:	6,220
Collars		—	—	—	90.00	96.15	252
Sold puts		—	—	75.00	—	—	(164)
Purchased calls	4,954	—	71.60	—	—	—	6
2017:
Fixed-price swaps with sold puts:	4,468
Fixed-price swaps		88.37	—	—	—	—	155
Sold puts		—	—	73.28	—	—	(99)
Collars with sold puts:	2,080
Collars		—	—	—	90.00	95.59	78
Sold puts		—	—	75.00	—	—	(50)
Purchased calls	1,997	—	73.73	—	—	—	3
Total							$418
_________________

(1)	If the market prices remain below our sold puts at contract settlement, we will receive the market price plus the following associated with our production:

•	the difference between our floors and our sold puts for collars with sold puts; or

•	the difference between our swaps and our sold puts for fixed-price swaps with sold puts.
For the volumes with purchased calls, we have effectively locked in a portion of the spreads noted above (less the call premium).

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Natural Gas

		NYMEX Contract Price Per MMBtu
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2015:
Fixed-price swaps	13,970	$4.14	$—	$—	$—	$21
Swaptions(1)	—	3.50	—	—	—	—
Collars	9,660	—	—	3.93	4.74	13
2016:
Fixed-price swaps	4,550	3.39	—	—	—	3
Swaptions(1)	—	3.50	—	—	—	—
Collars	10,980	—	—	4.00	4.54	13
Total						$50
________

(1)
During the second quarter of 2015, we sold natural gas swaption contracts that expired unexercised in October 2015. During the third quarter of 2015, we sold natural gas swaption contracts that, if exercised on their expiration date in December 2015, would protect 9,100 MMMBtus of January 2016 through June 2016 production with $3.50 per MMBtu fixed price swaps.

Additional Disclosures about Derivative Financial Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
September 30, 2015
Oil positions	$1,044	$(612)	$287	$145	$(626)	$612	$(8)	$(6)
Natural gas positions	50	—	47	3	—	—	—	—
Total	$1,094	$(612)	$334	$148	$(626)	$612	$(8)	$(6)

December 31, 2014
Oil positions	$1,115	$(597)	$332	$186	$(605)	$597	$(8)	$—
Natural gas positions	105	(2)	99	4	(2)	2	—	—
Total	$1,220	$(599)	$431	$190	$(607)	$599	$(8)	$—

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amount of gain (loss) recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$100	$(18)	$287	$(70)
Realized gain (loss) on natural gas positions	31	(2)	88	(36)
Total realized gain (loss)	131	(20)	375	(106)
Unrealized gain (loss) on oil positions	(30)	285	(92)	109
Unrealized gain (loss) on natural gas positions	(14)	38	(53)	30
Total unrealized gain (loss)	(44)	323	(145)	139
Total	$87	$303	$230	$33

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty. At September 30, 2015, ten of our 17 counterparties accounted for approximately 85% of our contracted volumes, with the largest counterparty accounting for approximately 15%.

At September 30, 2015, approximately 72% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

7.    Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2015	December 31, 2014
	(In millions)
Revenue	$102	$155
Joint interest	122	230
Other	55	70
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$263	$439

Reserve for doubtful accounts includes an allowance of $15 million related to discontinued operations. See Note 17, "Discontinued Operations."

8.    Accrued Liabilities

Accrued liabilities consisted of the following:

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2015	December 31, 2014
	(In millions)
Revenue payable	$151	$197
Accrued capital costs	141	441
Accrued lease operating expenses	40	47
Employee incentive expense	31	62
Accrued interest on debt	32	67
Taxes payable	40	32
Other	45	34
Total accrued liabilities	$480	$880

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments primarily include derivative instruments, such as commodity options (i.e., price collars, sold puts, purchased calls or swaptions) and other financial investments.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2014:
Money market fund investments	$1	$—	$—	$1
Deferred compensation plan assets	9	—	—	9
Equity securities available-for-sale	10	—	—	10
Oil and gas derivative swap contracts	—	994	—	994
Oil and gas derivative option and swaption contracts	—	—	(381)	(381)
Stock-based compensation liability awards	(12)	—	(3)	(15)
Total	$8	$994	$(384)	$618

As of September 30, 2015:
Money market fund investments	$2	$—	$—	$2
Deferred compensation plan assets	5	—	—	5
Equity securities available-for-sale	15	—	—	15
Oil and gas derivative swap contracts	—	780	—	780
Oil and gas derivative option and swaption contracts	—	—	(312)	(312)
Stock-based compensation liability awards	(11)	—	—	(11)
Total	$11	$780	$(312)	$479

The determination of the fair values of our derivative contracts above incorporates various factors, which include not only the impact of our non-performance risk on our liabilities but also the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), if any. We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to, and receivables from, counterparties.

Level 3 Fair Value Measurements

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Investments	Derivatives	Stock-Based Compensation	Total
	(In millions)
Balance at January 1, 2014	$39	$(8)	$(5)	$26
Realized or unrealized gains (losses) included in earnings	—	—	(42)	(42)
Purchases, issuances, sales and settlements:
Sales	(39)	—	—	(39)
Settlements	—	4	40	44
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	3	—	3
Balance at September 30, 2014	$—	$(1)	$(7)	$(8)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2014	$—	$20	$(3)	$17

Balance at January 1, 2015	$—	$(381)	$(3)	$(384)
Realized or unrealized gains (losses) included in earnings	—	(116)	3	(113)
Purchases, issuances, sales and settlements:
Settlements	—	185	—	185
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at September 30, 2015	$—	$(312)	$—	$(312)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2015	$—	$(88)	$3	$(85)

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

	Estimated Fair Value Asset (Liability)		Quantitative Information about Level 3 Fair Value Measurements
Instrument Type			Valuation Technique	Unobservable Input	Range
	(In millions)
Oil option contracts	$(338)		Black-Scholes	Oil price volatility	23.88%	—	60.75%
				Credit risk	0.01%	—	2.89%
Natural gas option and swaption contracts	$26		Black-Scholes	Natural gas price volatility	27.63%	—	56.05%
				Credit risk	0.01%	—	2.19%
SVAP	$—	(1)	Monte Carlo	Implied volatility			53.2%
_______
(1) Rounds to 0.

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	September 30, 2015	December 31, 2014
	(In millions)
5¾% Senior Notes due 2022	$734	$772
5⅝% Senior Notes due 2024	953	989
5⅜% Senior Notes due 2026	646	—
6⅞% Senior Subordinated Notes due 2020	—	721

Any amounts outstanding under our revolving credit facility and money market lines of credit as of the indicated dates are stated at cost, which approximates fair value. Please see Note 10, “Debt.”

10.      Debt

Our debt consisted of the following:

	September 30, 2015	December 31, 2014
	(In millions)
Senior unsecured debt:
Revolving credit facility — LIBOR based loans (matures in 2020)	$—	$345
Money market lines of credit(1)	48	101
Total credit arrangements	48	446
5¾% Senior Notes due 2022	750	750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	—
Total senior unsecured debt	2,498	2,196
6⅞% Senior Subordinated Notes due 2020	—	700
Discount on notes	—	(4)
Total long-term debt	$2,498	$2,892
________
(1) Because we have the ability and intent to use our available credit facility to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Credit Arrangements

In March 2015, we entered into the fourth amendment to our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 2018 to June 2020 and increased the borrowing capacity from $1.4 billion to $1.8 billion. We incurred $7 million of deferred financing costs related to this amendment, which will be amortized through June 2020. As of September 30, 2015, the largest individual loan commitment by any lender was 12% of total commitments.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank, N.A. or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points, plus a margin that is based on a grid of our debt rating (75 basis points per annum at September 30, 2015) or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (175 basis points per annum at September 30, 2015).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (30 basis points per annum at September 30, 2015). We incurred aggregate commitment fees under our current credit facility of approximately $2 million and $4 million for the three and nine-month periods ended September 30, 2015, respectively, which are recorded in “Interest expense” on our consolidated statement of operations. For the three- and nine-month periods ended September 30, 2014, we incurred commitment fees under our credit facility of approximately $1 million and $3 million, respectively.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns and goodwill impairments) to interest expense of at least 3.0 to 1.0. At September 30, 2015, we were in compliance with all of our debt covenants.

As of September 30, 2015, we had no letters of credit outstanding under our credit facility. Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (175 basis points at September 30, 2015).

Subject to compliance with the restrictive covenants in our credit facility, at September 30, 2015, we also had a total of $147 million of available borrowing capacity under our money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions.

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

Senior Notes and Senior Subordinated Notes

In March 2015, we issued $700 million of 5⅜% Senior Notes due 2026 and received net proceeds of $691 million (net of offering costs of approximately $9 million). These notes were issued at par to yield 5⅜%. In April 2015 we used the net proceeds to redeem our $700 million aggregate principal amount of 6⅞% Senior Subordinated Notes due 2020. In connection with the redemption, we paid a premium of $24 million. The premium was recorded under the caption "Other income (expense) — Other, net" on our consolidated statement of income. In addition, associated unamortized offering costs and discounts of approximately $8 million were charged to interest expense during the second quarter of 2015 as a result of the redemption.

11.      Income Taxes

The following table presents a reconciliation of the United States statutory income tax rate to our effective income tax rate.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	(0.6)	1.1	0.9	2.0
Foreign tax on foreign earnings	1.1	(0.1)	0.2	0.5
Other	(0.3)	(0.4)	(0.1)	—
Effective income tax rate	35.2%	35.6%	36.0%	37.5%

Unrealized derivative gains and losses are treated differently for income tax purposes in the various state taxing jurisdictions to which we are subject. As a result, our effective tax rate fluctuates in periods with significant commodity price volatility. These effective tax rate fluctuations are magnified when income before taxes approaches zero.

As of September 30, 2015, we did not have a liability for uncertain tax positions, and as such, we had not accrued related interest or penalties. The tax years 2011 through 2014 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

12.      Stock-Based Compensation

Our stock-based compensation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Equity awards	$9	$15	$31	$37
Liability awards:
Cash-settled restricted stock units	3	5	15	21
Stockholder Value Appreciation Program	(3)	(12)	(3)	42
Total liability awards	—	(7)	12	63
Total stock-based compensation	9	8	43	100
Capitalized in oil and gas properties	(2)	2	(11)	(38)
Net stock-based compensation expense	$7	$10	$32	$62

As of September 30, 2015, we had approximately $63 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years.

Equity Awards

Equity awards consist of service-based and performance- or market-based restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP).

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

Shares available for grant under our 2011 Plan are reduced by 1.87 times the number of shares of restricted stock or restricted stock units awarded under the plan and are reduced by 1 times the number of shares subject to stock options awarded under the plan. In May 2015, our stockholders approved an additional 7.0 million shares available for issuance under our 2011 Plan. As a result, at September 30, 2015, we had approximately (1) 7.2 million shares available for issuance under our 2011 Plan if all future awards are stock options, or (2) 3.9 million shares available for issuance under our 2011 Plan if all future

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

awards are restricted stock or restricted stock units. Thus far, all awards under our 2011 Plan have been granted as restricted stock or restricted stock unit awards.

Restricted Stock. The following table provides information about restricted stock and restricted stock unit activity.

	Service-Based Shares	Performance/ Market-Based Shares	Total Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2015	1,902	945	2,847	$30.05
Granted	1,008	414	1,422	28.63
Forfeited	(328)	(97)	(425)	24.51
Vested	(815)	(183)	(998)	33.32
Non-vested shares outstanding at September 30, 2015	1,767	1,079	2,846	$27.93

On September 30, 2015, the last reported sales price of our common stock on the New York Stock Exchange was $32.90 per share.

Employee Stock Purchase Plan. During the first six months of 2015, options to purchase approximately 85,000 shares of our common stock were issued under our ESPP. The fair value of each option was $7.93 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.12%, an expected life of six months and weighted-average volatility of 52%.

On July 1, 2015, options to purchase approximately 49,000 shares of our common stock were granted under our employee stock purchase plan. The fair value of each option was $9.99 per share as determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.11%, an expected life of six months and weighted-average volatility of 46%.

Stock Options. As of September 30, 2015, we had approximately 200,000 stock options outstanding and exercisable. No stock options have been granted since 2008, except for ESPP options as discussed above.

Liability Awards

Liability awards consist of performance awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units. We periodically grant cash-settled restricted stock units to employees that vest over three years. As of September 30, 2015, we accrued $11 million for future cash settlement upon vesting of awards. The value of the awards, and the associated stock-based compensation expense, is based on the Company’s stock price at the end of each period. As of September 30, 2015, we had unrecognized stock-based compensation expense related to cash-settled restricted stock units of approximately $10 million. The following table provides information about cash-settled restricted stock unit activity.

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2015	1,216
Granted	211
Forfeited	(218)
Vested	(462)
Non-vested units outstanding at September 30, 2015	747

    Stockholder Value Appreciation Program. In September 2013, the Compensation and Management Development Committee of the Board approved the SVAP to be administered under the 2011 Plan. The SVAP pays substantially all full-time domestic, nonexecutive employees a cash payment based on a percentage of salary upon each incremental $5 increase in our

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

30-calendar day average share price. Each price threshold can be reached only once during the term of the program. The SVAP's performance period lasts through December 31, 2015. Each price trigger, if any, that is reached during the fourth quarter of 2015 would result in an approximately $11 million payment.

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

Based on the valuation of the SVAP as of September 30, 2015, $0.2 million has been accrued. The total expected cost was determined using a Monte Carlo simulation assuming no dividends, a risk-free weighted-average interest rate of 0.03%, a remaining plan term of three months and an average of implied and historical stock price volatility of 47%. Future changes in our stock price could cause the total cost of the program to be different than our estimates as of September 30, 2015. In the event we do not achieve the next price threshold of $47.50 before December 31, 2015, the remaining accrued expense will be reversed.

13.    Commitments and Contingencies

On May 22, 2015, a lawsuit was filed against the Company alleging certain plugging and abandonment predecessor-in-interest liabilities related to offshore assets sold by the Company in 2010. The lawsuit alleges damages of approximately $23 million. The Company has responded to the petition, denied the allegations and is vigorously defending the case. The action is in the early stages and no discovery has been conducted. Therefore, an estimate of reasonably possible losses, if any, cannot be made at this time.

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

The following tables provide the geographic operating segment information for our continuing operations for the three- and nine- month periods ended September 30, 2015 and 2014. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our earnings and profits in China are taxed at the combined statutory rates for China and the U.S. for our income tax allocation of our China operations in the following tables.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended September 30, 2015:
Oil, gas and NGL revenues	$316	$61	$377
Operating expenses:
Lease operating	57	14	71
Transportation and processing	52	—	52
Production and other taxes	13	—	13
Depreciation, depletion and amortization	184	52	236
General and administrative	64	2	66
Ceiling test and other impairments	1,817	72	1,889
Other	1	—	1
Allocated income tax (benefit)	(693)	(47)
Net income (loss) from oil and gas properties	$(1,179)	$(32)
Total operating expenses			2,328
Income (loss) from continuing operations			(1,951)
Interest expense, net of interest income, capitalized interest and other			(28)
Commodity derivative income (expense)			87
Income (loss) from continuing operations before income taxes			$(1,892)
Total assets	$5,114	$399	$5,513
Additions to long-lived assets	$474	$(12)	$462

	Domestic	China	Total
	(In millions)
Three Months Ended September 30, 2014:
Oil, gas and NGL revenues	$610	$—	$610
Operating expenses:
Lease operating	73	1	74
Transportation and processing	51	—	51
Production and other taxes	31	1	32
Depreciation, depletion and amortization	228	—	228
General and administrative	48	—	48
Other	10	—	10
Allocated income tax (benefit)	63	(1)
Net income (loss) from oil and gas properties	$106	$(1)
Total operating expenses			443
Income (loss) from continuing operations			167
Interest expense, net of interest income, capitalized interest and other			(37)
Commodity derivative income (expense)			303
Income (loss) from continuing operations before income taxes			$433
Total assets	$8,392	$676	$9,068
Additions to long-lived assets	$485	$38	$523

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Nine Months Ended September 30, 2015:
Oil, gas and NGL revenues	$989	$206	$1,195
Operating expenses:
Lease operating	178	41	219
Transportation and processing	153	—	153
Production and other taxes	43	—	43
Depreciation, depletion and amortization	603	118	721
General and administrative	174	6	180
Ceiling test and other impairments	4,130	72	4,202
Other	7	1	8
Allocated income tax (benefit)	(1,591)	(19)
Net income (loss) from oil and gas properties	$(2,708)	$(13)
Total operating expenses			5,526
Income (loss) from continuing operations			(4,331)
Interest expense, net of interest income, capitalized interest and other			(117)
Commodity derivative income (expense)			230
Income (loss) from continuing operations before income taxes			$(4,218)
Total assets	$5,114	$399	$5,513
Additions to long-lived assets	$1,210	$15	$1,225

	Domestic	China	Total
	(In millions)
Nine Months Ended September 30, 2014:
Oil, gas and NGL revenues	$1,771	$22	$1,793
Operating expenses:
Lease operating	224	4	228
Transportation and processing	125	—	125
Production and other taxes	85	5	90
Depreciation, depletion and amortization	628	5	633
General and administrative	172	—	172
Other	15	—	15
Allocated income tax (benefit)	193	5
Net income (loss) from oil and gas properties	$329	$3
Total operating expenses			1,263
Income (loss) from continuing operations			530
Interest expense, net of interest income, capitalized interest and other			(110)
Commodity derivative income (expense)			33
Income (loss) from continuing operations before income taxes			$453
Total assets	$8,392	$676	$9,068
Additions to long-lived assets	$1,473	$104	$1,577

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.    Restructuring Costs

In April 2015, we announced plans to combine our onshore Gulf Coast and Rocky Mountain business units into our newly-created Western Region which is managed from The Woodlands, Texas. Our decision to restructure our organization, which only affects our domestic business, was primarily in response to the current oil and gas commodity price environment. These changes are expected to result in better utilization of our resources and improve cost efficiencies in operations. We expect substantially all one-time restructuring-related costs to be incurred by December 31, 2015 and do not expect these costs to materially affect our cash flows or results of operations. We abandoned our Denver, Colorado office space during the third quarter of 2015 and recorded a loss for the remaining contracted payments net of expected sublease income. We will close our North Houston (Greenspoint area) office on or before April 2016, consistent with the terms of our lease.

Restructuring costs recorded in our consolidated statement of operations are set forth below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(In millions)
Type of Restructuring Cost	Location in the Consolidated Statement of Operations
Severance and related benefit costs	Operating expenses - General and administrative	$3	$—	$6	$—
Relocation costs	Operating expenses - General and administrative	2	—	3	—
Office-lease abandonment costs	Operating expenses - General and administrative	13	—	13	—
Other associated costs	Operating expenses - Depreciation, depletion and amortization	—	—	1	—
Total		$18	$—	$23	$—

The following table summarizes our restructuring costs and related accruals.

	Severance and Related Benefit Costs	Office-lease Abandonment Costs	Relocation Costs	Other Associated Costs	Total
	(In millions)
Restructuring liability at January 1, 2015	$—	$—	$—	$—	$—
Additions	6	13	3	1	23
Settlements	(4)	—	(3)	(1)	(8)
Revisions	—	—	—	—	—
Restructuring liability at September 30, 2015	$2	$13	$—	$—	$15

Cumulative costs as of September 30, 2015	$6	$13	$3	$1	$23
Expected total costs	$7	$19	$5	$1	$32

16.    Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or payments for the indicated periods.

	Nine Months Ended
	September 30,
	2015	2014
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in receivables for property sales	$8	$(17)
(Increase) decrease in accrued capital expenditures	212	2
(Increase) decrease in asset retirement costs	(4)	18

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.     Discontinued Operations

In 2013, we met the criteria to classify our Malaysia business as held for sale and discontinued operations. In February 2014, we closed the sale of our Malaysia business to SapuraKencana Petroleum Berhad (SapuraKencana), a Malaysian public company, for $898 million. As a result of the sale, we recorded a gain in the first quarter of 2014 of approximately $388 million ($252 million, after tax). In the fourth quarter of 2014, we recorded an allowance against a receivable from SapuraKencana and reduced the previously recognized gain by $15 million ($10 million, after tax) due to uncertainty associated with collectability. In April 2015, we initiated a notice of dispute related to the final post-close settlement, which was countered by SapuraKencana. We believe the dispute may result in arbitration proceedings. There are no other assets and liabilities in the consolidated balance sheet attributable to discontinued operations as of September 30, 2015 or December 31, 2014.

Results of Discontinued Operations

Nine Months Ended September 30,
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids. We focus on U.S. resource plays, and our primary areas of operation include the Mid-Continent, the Rocky Mountains and onshore Texas. We also have offshore oil developments in China.

Third quarter 2015 highlights include:

•
Increased total domestic production 4% from the second quarter of 2015 to 12.6 MMBOE, excluding approximately 1.9 Bcf of natural gas produced and consumed in operations. Year-over-year, domestic production increased 14%, excluding the effects of asset sales.

•
Continued trend of lower consolidated lease operating expense with a 2% decrease (4% on a per BOE basis) in the current quarter compared to the previous quarter. Year-over-year, lease operating expense decreased 20% on a per BOE basis.

•
Production from the Anadarko Basin of Oklahoma (SCOOP/STACK) was 6.2 MMBOE, up approximately 50% over the same period of 2014 and 25% from the second quarter of 2015. Anadarko Basin oil production increased more than 100% over the prior year.

•	Reduced current completed well costs in our STACK play to approximately $7.5 million gross per well.

Results of Continuing Operations
Our continuing operations consist of exploration, development and production activities in the United States and China.

Domestic Revenues and Production. Revenues during the third quarter of 2015 were $294 million lower than the same quarter of 2014. The lower revenues were attributable to a 49% decrease in the average revenue per BOE compared to the third quarter of 2014. We increased our crude oil production for the third quarter 2015 by 9% over the same period of 2014, reducing the domestic impact of lower prices by $38 million. Oil production in the Anadarko Basin increased 109% while production in our other domestic basins declined as compared to the third quarter of 2014 due to the reduction of our development activities in those areas.

Revenues during the nine months ended September 30, 2015 were $782 million lower than the same period of 2014. The lower revenues were attributable to a 47% decrease in the average revenue per BOE, period over period. We increased our crude oil production for the nine months ended September 30, 2015 by 17% over the same period of 2014, reducing the impact of lower prices by $198 million. Oil production in the Anadarko Basin increased 111%, and our Williston Basin oil production increased 9%. Production in our other domestic basins declined year-over-year due to the reduction of our development activities in those areas.

China Revenues and Production/Liftings. During the first nine months of 2015, substantially all of our China production was from our Pearl development. Despite the approximate 50% reduction in realized crude oil prices, our revenues from China of $61 million and $206 million for the three and nine months ended September 30, 2015, respectively, were significantly higher than the comparable periods of 2014 because our Pearl development commenced production during the fourth quarter of 2014. As such, we expect that 2015 revenues and expenses in China will continue to increase compared to 2014.

The following table reflects our production/liftings from continuing operations and average realized commodity prices:

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2015	2014		2015	2014
Production/Liftings:
Domestic:(1)
Crude oil and condensate (MBbls)	5,245	4,797	9%	15,728	13,453	17%
Natural gas (Bcf)	30.2	31.7	(5)%	85.4	90.2	(5)%
NGLs (MBbls)	2,319	2,242	3%	6,144	5,945	3%
Total (MBOE)	12,589	12,325	2%	36,104	34,430	5%
China:(2)
Crude oil and condensate (MBbls)	1,428	—	100%	3,977	201	>100%
Total Continuing Operations:
Crude oil and condensate (MBbls)	6,673	4,797	39%	19,705	13,654	44%
Natural gas (Bcf)	30.2	31.7	(5)%	85.4	90.2	(5)%
NGLs (MBbls)	2,319	2,242	3%	6,144	5,945	3%
Total (MBOE)	14,017	12,325	14%	40,081	34,631	16%
Average Realized Prices:
Domestic:(3)
Crude oil and condensate (per Bbl)	$38.41	$85.07	(55)%	$41.58	$87.22	(52)%
Natural gas (per Mcf)	2.51	3.85	(35)%	2.52	4.26	(41)%
NGLs (per Bbl)	16.79	34.16	(51)%	18.51	34.24	(46)%
Crude oil equivalent (per BOE)	25.11	49.49	(49)%	27.38	51.43	(47)%
China:
Crude oil and condensate (per Bbl)	$42.78	$—	100%	$51.81	$107.57	(52)%
Total Continuing Operations:
Crude oil and condensate (per Bbl)	$39.34	$85.07	(54)%	$43.64	$87.52	(50)%
Natural gas (per Mcf)	2.51	3.85	(35)%	2.52	4.26	(41)%
NGLs (per Bbl)	16.79	34.16	(51)%	18.51	34.24	(46)%
Crude oil equivalent (per BOE)	26.91	49.49	(46)%	29.81	51.76	(42)%
________________

(1)
Excludes natural gas produced and consumed in operations of 1.9 Bcf and 2.0 Bcf during the three months ended September 30, 2015 and 2014, respectively, and 6.0 Bcf and 6.4 Bcf during the nine months ended September 30, 2015 and 2014, respectively.

(2)	Represents our net share of volumes sold regardless of when produced.

(3)	Had we included the realized effects of derivative contracts, the average realized prices for our domestic crude oil and natural gas production would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Crude oil and condensate (per Bbl)	$57.45	$81.41	$59.84	$82.03
Natural gas (per Mcf)	3.54	3.79	3.55	3.86

Operating Expenses.

Three months ended September 30, 2015 compared to September 30, 2014

The following table presents information about our operating expenses for our continuing operations:

	Unit-of-Production			Total Amount
	Three Months Ended September 30,		Percentage Increase (Decrease)	Three Months Ended September 30,		Percentage Increase (Decrease)
	2015	2014		2015	2014
	(Per BOE)			(In millions)
Domestic:
Lease operating	$4.55	$5.92	(23)%	$57	$73	(22)%
Transportation and processing	4.20	4.09	3%	52	51	5%
Production and other taxes	1.01	2.47	(59)%	13	31	(58)%
Depreciation, depletion and amortization	14.65	18.50	(21)%	184	228	(19)%
General and administrative	5.09	3.97	28%	64	48	31%
Ceiling test and other impairments	144.35	—	100%	1,817	—	100%
Other	0.07	0.82	(91)%	1	10	(91)%
Total operating expenses	$173.92	$35.77	>100%	$2,188	$441	>100%
China:
Lease operating	$9.92	$—	100%	$14	$1	>100%
Production and other taxes	—	—	—	—	1	(100)%
Depreciation, depletion and amortization	36.15	—	100%	52	—	100%
General and administrative	1.03	—	100%	2	—	100%
Ceiling test impairment	50.11	—	100%	72	—	100%
Total operating expenses	$97.21	$—	100%	$140	$2	>100%
Total Continuing Operations:
Lease operating	$5.08	$6.03	(16)%	$71	$74	(4)%
Transportation and processing	3.77	4.09	(8)%	52	51	5%
Production and other taxes	0.92	2.53	(64)%	13	32	(59)%
Depreciation, depletion and amortization	16.84	18.50	(9)%	236	228	4%
General and administrative	4.68	3.97	18%	66	48	34%
Ceiling test and other impairments	134.75	—	100%	1,889	—	100%
Other	0.06	0.82	(93)%	1	10	(91)%
Total operating expenses	$166.10	$35.94	>100%	$2,328	$443	>100%

Domestic Operations. Excluding the effect of the $1.8 billion non-cash ceiling test impairment, our operating expenses for domestic operations for the three months ended September 30, 2015 decreased 17% over the same period of 2014 stated on a per BOE basis. The primary components within our operating expenses are as follows:

•
Lease operating expense decreased 23% on a per BOE basis primarily due to lower service costs and higher production volumes. Service costs per BOE declined in our Anadarko, Arkoma and Uinta basins period over period due to our increased focus on cost-reduction initiatives combined with downward service cost pressures in the industry due to a lower commodity price environment.

•
Transportation and processing increased 3% on a per BOE basis primarily due to the increased gas and NGL volumes in our SCOOP and STACK plays, which are subject to higher fees. Third quarter 2015 gas production from these two plays increased 38% compared to the third quarter of 2014, while NGL production increased 20%.

•
Production and other taxes decreased 59% per BOE consistent with lower total revenues. As a percent of total revenue, production and other taxes were 4.0% and 5.0% for the three months ended September 30, 2015 and 2014, respectively. The lower rate in 2015 was due to development in areas with lower production tax rates.

•
Depreciation, depletion and amortization decreased 21% on a per BOE basis primarily due to the impact of the non-cash ceiling test impairments in the first and second quarters of 2015. We expect a further decrease in the fourth quarter as a result of the impairment recorded effective September 30, 2015.

•
General and administrative (G&A) expenses increased 31% during the third quarter of 2015 compared to the third quarter of 2014 primarily due to a $13 million non-cash loss related to the abandonment of our Denver office lease and $5 million of other costs associated with our domestic restructuring. For the three months ended September 30, 2015, we capitalized $15 million ($1.20 per BOE) of direct internal costs as compared to $23 million ($1.89 per BOE) during the comparable quarter of 2014. This decrease in capitalization is consistent with the reduced exploration and development activities in the Uinta and Maverick basins during the third quarter of 2015.

•
During the third quarter of 2015, we recorded a non-cash ceiling test impairment of $1.8 billion due to a net decrease in the discounted value of our proved reserves. The decrease primarily resulted from a 17% decrease in crude oil SEC pricing and a 10% decrease in natural gas SEC pricing since June 30, 2015. These commodity price decreases were partially offset by the impact of current service cost reductions on our cash flow estimates.

China Operations. For the three months ended September 30, 2015, total operating expenses increased $138 million compared to the third quarter of 2014 due to our Pearl development commencing production during the fourth quarter of 2014 and the ceiling test impairment during the third quarter of 2015. As a result of the different cost structures of our Pearl development and our Bohai Bay field, the 2015 results are not comparable with 2014. We expect our China operating costs in 2015 to continue to be higher than 2014 with the exception of production and other taxes. A new regulation was implemented by the Chinese government in early 2015 resulting in no special levy taxes on production with a contract price below $65 per barrel. As such, until our contract prices exceed $65 per barrel, we will continue to experience lower production and other taxes in China.

Nine months ended September 30, 2015 compared to September 30, 2014

The following table presents information about our operating expenses for our continuing operations:

	Unit-of-Production			Total Amount
	Nine Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2015	2014		2015	2014
	(Per BOE)			(In millions)
Domestic:
Lease operating	$4.94	$6.50	(24)%	$178	$224	(20)%
Transportation and processing	4.25	3.63	17%	153	125	23%
Production and other taxes	1.18	2.47	(52)%	43	85	(50)%
Depreciation, depletion and amortization	16.71	18.23	(8)%	603	628	(4)%
General and administrative	4.82	5.01	(4)%	174	172	1%
Ceiling test and other impairments	114.39	—	100%	4,130	—	100%
Other	0.18	0.43	(58)%	7	15	(57)%
Total operating expenses	$146.47	$36.27	>100%	$5,288	$1,249	>100%
China:
Lease operating	$10.32	$23.88	(57)%	$41	$4	>100%
Production and other taxes	—	22.47	(100)%	—	5	(100)%
Depreciation, depletion and amortization	29.74	23.89	24%	118	5	>100%
General and administrative	1.37	—	100%	6	—	100%
Ceiling test impairment	17.99	—	100%	72	—	100%
Other	0.29	—	100%	1	—	100%
Total operating expenses	$59.71	$70.24	(15)%	$238	$14	>100%
Total Continuing Operations:
Lease operating	$5.46	$6.60	(17)%	$219	$228	(4)%
Transportation and processing	3.83	3.60	6%	153	125	23%
Production and other taxes	1.08	2.58	(58)%	43	90	(52)%
Depreciation, depletion and amortization	18.00	18.27	(1)%	721	633	14%
General and administrative	4.48	4.99	(10)%	180	172	4%
Ceiling test and other impairments	104.83	—	100%	4,202	—	100%
Other	0.19	0.43	(56)%	8	15	(49)%
Total operating expenses	$137.87	$36.47	>100%	$5,526	$1,263	>100%

Domestic Operations. Excluding the effect of the $4.1 billion non-cash ceiling test and other impairments, our domestic operating expenses per BOE decreased 12% for the nine months ended September 30, 2015 compared to the same period of 2014. The primary components within our operating expenses are as follows:

•
Lease operating expense decreased 20% despite a 5% increase in total domestic production. On a per BOE basis, lease operating expense was 24% lower primarily due to lower service costs and higher production volumes. Period over period, service costs per BOE declined in our Anadarko, Arkoma, Maverick and Uinta basins due to our increased focus on cost-reduction initiatives as well as the current lower commodity price environment causing downward pressure on the service industry.

•
Transportation and processing increased 17% on a per BOE basis primarily due to the increased gas and NGL volumes in our SCOOP and STACK plays, which are subject to higher fees. For the first nine months of 2015, gas production from these two plays increased 43% compared to the same period of 2014, while NGL production increased 27%.

•
Production and other taxes decreased 52% per BOE consistent with lower total revenues. As a percent of total revenue, production and other taxes were 4.3% and 4.8% for the nine months ended September 30, 2015 and 2014, respectively. The lower rate in 2015 was due to development in areas with lower production tax rates.

•
Depreciation, depletion and amortization decreased 8% on a per BOE basis primarily due to the impact of the non-cash ceiling test impairments in the first and second quarters of 2015. We expect a further decrease in the fourth quarter as a result of the impairment recorded effective September 30, 2015.

•
General and administrative expenses were relatively flat during the first nine months of 2015 compared to the first nine months of 2014. Decreases in G&A expenses were primarily due to a decrease in employee-related expenses associated with our stock-based compensation programs of $26 million (net of amounts capitalized) during the nine months ended September 30, 2015, compared to the same period of 2014 primarily due to a decrease in the fair value of awards under our Stockholder Value Appreciation Program as the probability of achieving the next payout decreases as the program nears conclusion and our stock price remains below the next price threshold of $47.50 per share. These decreases were offset by a $13 million non-cash loss related to the abandonment of our Denver office lease and $21 million of costs associated with the reduction of our workforce and domestic restructuring. For the nine months ended September 30, 2015, we capitalized $57 million ($1.59 per BOE) of direct internal costs as compared to $109 million ($3.17 per BOE) during the comparable period of 2014. This decrease in capitalization is consistent with the decrease in costs associated with our stock-based liability award programs. Capitalization was further decreased by reduced exploration and development activities in the Uinta and Maverick basins during 2015.

•
During the first nine months of 2015, we recorded a non-cash ceiling test writedown of $4.1 billion due to a net decrease in the discounted value of our proved reserves. The decrease primarily resulted from a 38% decrease in crude oil SEC pricing and a 30% decrease in natural gas SEC pricing since December 31, 2014. These commodity price decreases were partially offset by the impact of current service cost reductions on our cash flow estimates. Additionally, during the first quarter of 2015, we recorded a $4 million rig impairment associated with our decision to indefinitely lay down both of our company-owned drilling rigs in the Uinta Basin.

China Operations. For the nine months ended September 30, 2015, total operating expenses increased $224 million compared to the nine months ended September 30, 2014, primarily due to our Pearl development commencing production during the fourth quarter of 2014 and the ceiling test impairment during the third quarter of 2015. As a result of the different cost structures of our Pearl development and our Bohai Bay field, the 2015 results are not comparable with 2014. We expect our China operating costs in 2015 to continue to be higher than 2014 with the exception of production and other taxes. A new regulation was implemented by the Chinese government in early 2015 resulting in no special levy taxes on production with a contract price below $65 per barrel. As such, until our contract prices exceed $65 per barrel, we will continue to experience lower production and other taxes in China.

Interest Expense. The following table presents information about interest expense. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Gross interest expense:
Credit arrangements	$2	$2	$8	$7
Senior notes	35	26	98	76
Senior subordinated notes	—	23	21	70
Total gross interest expense	37	51	127	153
Capitalized interest	(8)	(13)	(23)	(39)
Net interest expense	$29	$38	$104	$114

Gross interest expense decreased for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, primarily due to the redemption of our 7⅛% Senior Subordinated Notes due 2018 in the fourth quarter of 2014 and the redemption of our 6⅞% Senior Subordinated Notes due 2020 in April 2015. This decrease was partially offset by the additional interest expense associated with our $700 million 5⅜% Senior Notes due 2026 issued in March of 2015.

Capitalized interest decreased for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, due to a reduction of oil and gas properties excluded from amortization coupled with a reduced capitalization rate due to a reduction of our average borrowing rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Derivatives not designated as hedging instruments:
Total realized gain (loss)	$131	$(20)	$375	$(106)
Total unrealized gain (loss)	(44)	323	(145)	139
Commodity derivative income (expense)	$87	$303	$230	$33

See Note 6, "Derivative Financial Instruments," and Note 9, "Fair Value Measurements," to our consolidated financial statements in Item 1 of this report.

Taxes. The effective tax rates for continuing operations for the three months ended September 30, 2015 and 2014 were 35.2% and 35.6%, respectively. The effective tax rates for continuing operations for the nine months ended September 30, 2015 and 2014 were 36.0% and 37.5%, respectively. Our effective tax rate for both periods was different than the federal statutory rate of 35% due to non-deductible expenses, state income taxes, the differences between international and U.S. federal statutory rates, and the impact of our China earnings being taxed both in the U.S. and China. This double taxation is a byproduct of our federal net operating loss (NOL) position that limits our ability to utilize related foreign tax credits (FTC) until our remaining NOLs are utilized. As a result of our earnings being taxed in both the U.S. and China, we expect our effective tax rate for future China earnings to be approximately 60%. We expect the U.S. portion of the rate to be a 35% tax rate, all of which is expected to be deferred.

For the nine months ended September 30, 2015, our effective tax rate was 36% for continuing operations as the majority of our consolidated net loss from continuing operations resulted from our domestic business, which was only taxable in the U.S.

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

Liquidity and Capital Resources

Beginning in the fourth quarter of 2014, crude oil prices declined significantly primarily due to global supply and demand imbalances. Given the future uncertainty regarding the timing and magnitude of an eventual recovery of crude oil prices, our planned capital spending for 2015 was reduced from 2014 levels to reduce deficit spending and preserve long-term liquidity. During the first nine months of 2015, as a part of our strategy to optimize long-term liquidity we:

•
issued 25.3 million additional shares of common stock through a public equity offering and received net proceeds of approximately $815 million in the first quarter of 2015, which were used primarily to repay all borrowings under our credit facility and money market lines of credit;

•
issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of $691 million in March 2015. In April 2015, we used the proceeds to redeem the $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020; and

•	amended our credit facility in March 2015 to increase the capacity from $1.4 billion to $1.8 billion and extended the maturity date until June 2020.

We expect our 2015 budget will be financed through our cash flows from operations (inclusive of realized derivative contract gains and losses) and borrowings under our credit facility, as needed. Approximately 82% of our expected remaining 2015 domestic oil and gas sales (excluding NGLs) supporting the 2015 capital budget are partially protected against oil and gas price volatility using derivative contracts. For further discussion of our derivative activities, see Note 6, "Derivative Financial Instruments," to our consolidated financial statements appearing earlier in this report. Our 2015 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $107 million, is expected to be approximately $1.4 billion, inclusive of additional lease acquisitions in the Anadarko Basin.

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

We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available alternative sources of liquidity, including accessing debt and equity capital markets in light of current and expected economic conditions. We believe that our liquidity position and ability to generate cash flows from our operations will be adequate to fund 2015 and 2016 operations and to meet our other obligations.

Credit Arrangements and Other Financing Activities. In March 2015, we entered into the fourth amendment to our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 2018 to June 2020 and increased the borrowing capacity from $1.4 billion to $1.8 billion. We incurred $7 million of deferred financing costs related to this amendment, which will be amortized through June 2020. We also maintain money market lines of credit of $195 million. At September 30, 2015, we had $48 million in borrowings under our money market lines of credit, no borrowings outstanding under our revolving credit facility and no letters of credit outstanding under our credit facility.

As of October 30, 2015, we had no outstanding borrowings and available borrowing capacity of $1.8 billion under our revolving credit facility. As of October 30, 2015, we had $74 million outstanding under our money market lines of credit and available capacity of $121 million.

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

At September 30, 2015, we had negative working capital of $55 million compared to negative working capital of $161 million at December 31, 2014. The change in working capital is primarily due to reduced capital spending and the impact of lower revenues on accounts receivable and related royalty and severance taxes payable. The remaining change is due to the timing of the collection of receivables; changes in the fair value of our derivative positions; the timing of crude oil liftings in our China operations; drilling activities; payments made by us to vendors and other operators; and the timing and amount of advances received from our joint operations.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows from operations, which are primarily affected by the sale of our oil, natural gas and NGLs, as well as commodity prices, net of the effects of derivative contract settlements and changes in working capital.

Our net cash flows from operations were $889 million for the nine months ended September 30, 2015, which decreased compared to net cash flows from operations of $1.1 billion (includes $18 million of cash flows from discontinued operations) for the same period in 2014. We had no cash flows from discontinued operations for the nine months ended September 30, 2015. The primary driver of lower operating cash flows was lower revenues as a result of lower commodity prices.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 was $1.3 billion compared to $114 million for the same period in 2014 due to proceeds of $809 million received from the sale of our Malaysia business in 2014. Cash used for capital expenditures in 2015 was approximately $241 million lower due to our planned reductions in capital spending as compared to the first nine months of 2014.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $389 million compared to net cash used in financing activities of $655 million (included the repayment of $649 million of outstanding borrowings under our revolving credit facility using the proceeds received from the sale of our Malaysia business and Granite Wash assets) for the same period in 2014. During the nine months ended September 30, 2015, we:

•
issued 25.3 million additional shares of common stock through a public equity offering and received net proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit; and

•
issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of $691 million in March 2015. In April 2015, we used the proceeds to redeem our $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020.

Capital Expenditures. Our capital investments for continuing operations for the first nine months of 2015 decreased 21% as compared to the same period of 2014. The table below summarizes our capital investments.

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Continuing operations:
Exploration, exploitation and development (exclusive of leasehold)	$873	$1,320
Acquisitions	125	21
Leasing proved and unproved property (leasehold)	137	75
Pipeline spending	3	7
Total continuing operations	1,138	1,423
Discontinued operations	—	12
Total	$1,138	$1,435

Restructuring

In April 2015, we announced plans to restructure our organization primarily in response to the current commodity price environment, by combining our onshore Gulf Coast and Rocky Mountain business units into our newly-created Western Region which is managed from The Woodlands, Texas. These changes are expected to result in better utilization of our resources and improve cost efficiencies in operations. In September 2015 we abandoned six of seven floors in our Denver, Colorado office and began managing the new region from our existing Texas offices. We expect to abandon our North Houston (Greenspoint area) office on or before April 2016.

Restructuring costs include severance and related benefit costs, costs associated with abandoned office space, employee relocation costs and other associated costs. Restructuring costs are expected to total $32 million and will be funded through our cash flows from operations. We expect substantially all one-time restructuring-related costs to be incurred by December 31, 2015 and do not expect these costs to materially affect our cash flows or results of operations. See Note 15, "Restructuring Costs," to our consolidated financial statements in Item 1 of this report for additional details regarding our restructuring activities.

Ceiling Test Writedown

At September 30, 2015, the values of our U.S. and China cost center ceilings were calculated based upon SEC pricing of $3.06 per MMBtu for natural gas and $59.09 per barrel for oil. Using these prices, our ceiling for the U.S. did not exceed the net capitalized costs of oil and gas properties resulting in a non-cash ceiling test writedown of approximately $1.8 billion ($1.2 billion after tax). Our ceiling for China did not exceed the net capitalized costs of oil and gas properties by approximately $72 million ($29 million after tax), and as such, a ceiling test writedown was required. Holding all other factors constant, it is likely that we will experience a ceiling test writedown in both the U.S. and China in the fourth quarter of 2015. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating and development costs, upward or downward reserve revisions, reserve adds, and tax attributes. Subject to these numerous factors and inherent limitations, we believe that impairments in the fourth quarter of 2015 could exceed $1 billion. Once recorded, a ceiling test writedown is not reversible at a later date even if oil and gas prices increase. Further declines in SEC pricing could result in additional ceiling test writedowns in subsequent quarters.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the disclosure since year-end 2014, except that in March 2015, we issued $700 million of 5⅜% Senior Notes due 2026 and in April 2015, we redeemed our 6⅞% Senior Subordinated Notes due 2020. The 2026 Senior Notes were issued at par to yield 5⅜%. The semi-annual interest payments of approximately $19 million associated with these notes will be made in January and July of each year.

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

Oil and Gas Derivatives

We use derivative contracts to manage the variability in cash flows caused by commodity price fluctuations associated with our anticipated oil and gas production for the next 24 to 36 months. As of September 30, 2015, we had no outstanding derivative contracts related to our NGL production. We do not use derivative instruments for trading purposes.

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 6, “Derivative Financial Instruments,” and Note 9, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open contracts and the estimated fair market value of those positions as of September 30, 2015.

Between October 1, 2015 and October 30, 2015, we entered into additional crude oil derivative contracts. A listing of all our crude oil derivative contracts as of October 30, 2015 are as follows:

		NYMEX Contract Price Per Bbl
					Collars
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)

2015:
Fixed-price swaps	92	$90.00	$—	$—	$—	$—
Fixed-price swaps with sold puts:	4,278
Fixed-price swaps		90.08	—	—	—	—
Sold puts		—	—	71.12	—	—
Collars with sold puts:	184
Collars		—	—	—	90.00	104.00
Sold puts		—	—	75.00	—	—
2016:
Fixed-price swaps with sold puts:	10,060
Fixed-price swaps		89.98	—	—	—	—
Sold puts		—	—	74.14	—	—
Collars with sold puts:	6,220
Collars		—	—	—	90.00	96.15
Sold puts		—	—	75.00	—	—
Purchased calls	6,242	—	72.18	—	—	—
2017:
Fixed-price swaps with sold puts:	4,468
Fixed-price swaps		88.37	—	—	—	—
Sold puts		—	—	73.28	—	—
Collars with sold puts:	2,080
Collars		—	—	—	90.00	95.59
Sold puts		—	—	75.00	—	—
Purchased calls	5,647	—	73.71	—	—	—

At October 30, 2015, the deferred premiums associated with our purchased calls totaled $22 million.

Accounting for Derivative Activities. As our derivative contracts are not designated for hedge accounting, they are accounted for on a mark-to-market basis. We have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of September 30, 2015, we had net derivative assets of $468 million, of which 63%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model and, as such, were classified as a Level 3 fair value measurement. The model considers various inputs including the following:

•forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of September 30, 2015. We use credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See “— Critical Accounting Policies and Estimates — Commodity Derivative

Activities” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 6, “Derivative Financial Instruments,” and Note 9, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

New Accounting Requirements

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of debt issuance costs in the financial statements and requires that debt issuance costs be presented as a reduction of the carrying value of the financial liability and not as a separate asset. The guidance requires retrospective adjustment to the balance sheet presentation and disclosures applicable for a change in an accounting principle. The guidance is effective for interim and annual periods beginning after December 15, 2015. We expect to adopt this guidance in our 2015 annual report.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). In July 2015, the FASB approved a deferral of the effective date by one year. As a result, the guidance is effective for interim and annual periods beginning on or after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

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
•sustained decline in commodity prices resulting in writedowns of assets;
•operating hazards inherent in the exploration for and production of oil and natural gas;
•general economic, financial, industry or business trends or conditions;

•	the impact of, and changes in, legislation, law and governmental regulations, including those related to hydraulic fracturing, climate change, seismicity and over-the-counter derivatives;

•	land, legal, regulatory, and ownership complexities inherent in the U.S. oil and gas industry;

•	the impact of regulatory approvals;

•	the availability and volatility of the securities, capital or credit markets and the cost of capital to fund our operations and business strategies;

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

MMBtu.    One million Btus.

MMBOE.    One million barrels of oil equivalent.

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

SCOOP.    South-Central Oklahoma Oil Province. A field in the Anadarko Basin of Oklahoma in which we operate.

SEC pricing.    The unweighted average first-day-of-the-month NYMEX commodity prices for crude oil or natural gas for the prior 12 months, adjusted for market differentials. The SEC provides a complete definition of prices in “Modernization of Oil and Gas Reporting” (Final Rule).

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

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative contracts can limit or reduce the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2015, ten of our 17 counterparties accounted for approximately 85% of our contracted volumes, with the largest counterparty accounting for approximately 15%. Of our remaining expected 2015 crude oil production, 86% is protected against price volatility through the use of derivative contracts. Substantially all of our crude oil collars and swaps include short puts. Short puts effectively limit our downward price protection below the weighted average of our short puts of $73.79 per barrel. If the market price remains below $73.79 per barrel, we receive the market price for our associated production plus the difference between our short puts and the associated floors or fixed-price swaps, which average $15.94 per barrel. We have effectively locked in this spread (less the call premium) for a portion of the volume through the calls purchased in 2015. We do not have any natural gas derivative contracts that include short puts. For a further discussion of our derivative activities, see the information under the caption “Oil and Gas Derivatives” in Item 2 appearing earlier in this report and the discussion and tables in Note 6, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report. For further discussion of the types of derivative positions, refer to Note 5, “Derivative Financial Instruments” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Rates

We consider our interest rate exposure to be minimal because 98% of our obligations were at fixed rates as of September 30, 2015. A 10% increase in LIBOR would not materially impact our interest cost on debt outstanding as of September 30, 2015, but would affect the fair value of our outstanding debt, as well as interest costs associated with future debt issuances or borrowings under our revolving credit facility.

Foreign Currency Exchange Rates

The functional currency for our foreign operations is the U.S. dollar. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at September 30, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon our evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legislation or regulatory initiatives intended to address seismic activity in Oklahoma could increase our costs of compliance or lead to operational delays, which could have a material adverse effect on our business, results of operations or financial condition. We conduct oil and natural gas exploration, development and drilling activities in Oklahoma and elsewhere. In recent years, Oklahoma has experienced a significant increase in seismic activity. This increase has led the Oklahoma Corporation Commission (OCC), and other state and federal agencies, to evaluate and monitor the correlation between seismicity and oil and natural gas exploration and production activities, with the primary concern focused on injection wells used for wastewater disposal. In September 2014, the OCC adopted amended monitoring and reporting rules for disposal wells in certain seismically-active areas. The Oklahoma Geological Survey (“OGS”) then issued in April 2015 a document entitled “Statement of Oklahoma Seismicity,” in which the agency states “[t]he OGS considers it very likely that the majority of recent earthquakes, particularly those in central and north-central Oklahoma, are triggered by the injection of produced water in disposal wells.” Thereafter, in July 2015, the OCC issued an additional directive regarding its regulations targeting disposal operations in specific counties in Oklahoma. These developments may result in additional levels of regulation, or increased complexity and costs with respect to existing regulations, that could lead to operational delays or increased operating and compliance costs, which could have a material adverse effect on our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1 — July 31, 2015	11,495	$35.52	—	—
August 1 — August 31, 2015	178,856	35.76	—	—
September 1 — September 30, 2015	15,017	32.65	—	—
Total	205,368	$35.52	—	—
_______

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards and restricted stock units. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Item 6. Exhibits

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

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

NEWFIELD EXPLORATION COMPANY

Date: November 4, 2015	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

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