Form 10-K
period 2015-12-31
NEWFIELD EXPLORATION CO /DE/
filed 2016-02-24
CIK 912750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.9 billion as of June 30, 2015 (based on the last sale price of such stock as quoted on the New York Stock Exchange).
As of February 19, 2016, there were 163,633,331 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents incorporated by reference: Portions of the Proxy Statement of Newfield Exploration Company for the Annual Meeting of Stockholders to be held May 17, 2016, which is incorporated by reference to the extent specified in Part III of this Form 10-K.

[THIS PAGE INTENTIONALLY LEFT BLANK]

i

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

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements, other than statements of historical facts included in this report, are forward-looking, including information relating to anticipated future events or results, such as planned capital expenditures, the availability and sources of capital resources to fund capital expenditures, estimates of reserves, projected production, estimates of operating costs, planned exploratory or developed drilling, projected cash flows and liquidity, business strategy and other plans and objectives for future operations. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. Actual results may vary significantly from those anticipated due to many factors, including but not limited to, the following:

•oil, natural gas and natural gas liquids prices;
•environmental liabilities that are not covered by an effective indemnity or insurance;
•legislation or regulatory initiatives intended to address seismic activity;

•the timing and our success in discovering, producing and estimating reserves;

•sustained decline in commodity prices resulting in writedowns of assets;

•ability to develop existing reserves or acquire new reserves;

•	the availability and volatility of the securities, capital or credit markets and the cost of capital;

•	maintaining sufficient liquidity to fund our operations and business strategies;

•	the accuracy of and fluctuations in our reserves estimates due to sustained low commodity prices, incorrect assumptions and other causes;
•operating hazards inherent in the exploration for and production of oil and natural gas;
•general economic, financial, industry or business trends or conditions;

•	the impact of, and changes in, legislation, law and governmental regulations, including those related to hydraulic fracturing, climate change, seismicity and over-the-counter derivatives;

•	land, legal, regulatory, and ownership complexities inherent in the U.S. oil and gas industry;

•	the impact of regulatory approvals;

•
the ability and willingness of current or potential lenders, derivative contract counterparties, customers and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future on terms that are acceptable to us;

•	the prices and quantities of commodities reflected in our commodity derivative arrangements as compared to the actual prices or quantities of commodities we produce or use;

•	the volatility, instrument terms and liquidity in the commodity futures and commodity and financial derivatives markets;

•	drilling risks and results;
•the prices and availability of goods and services;
•the cost and availability of drilling rigs and other support services;
•global events that may impact our domestic and international operating contracts, markets and prices;

•	our ability to monetize non-strategic assets, repay or refinance our existing indebtedness and the impact of changes in our investment ratings;
•labor conditions;
•weather conditions;
•competitive conditions;
•terrorism or civil or political unrest in a region or country;
•electronic, cyber or physical security breaches;
•changes in tax rates;
•inflation rates;
•the effect of worldwide energy conservation measures;
•the price and availability of, and demand for, competing energy sources;
•the availability (or lack thereof) of acquisition, disposition or combination opportunities; and

•
the other factors affecting our business described under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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

General

Newfield Exploration is a large independent exploration and production company, with estimated consolidated proved reserves of approximately 509 million barrels of oil equivalent. Approximately 98% of our proved reserves and approximately 90% of our daily production are located in the United States. We are a Delaware corporation that was incorporated in 1988 and has been publicly traded on the New York Stock Exchange (NYSE) since 1993. We have been a member of the S&P 500 Index since 2010. Our operations are focused primarily on large scale, onshore liquids-rich resource plays in the United States. Our principal areas of operation are the Anadarko and Arkoma basins of Oklahoma, the Williston Basin of North Dakota, the Uinta Basin of Utah and the Maverick and Gulf Coast basins of Texas. In addition, we have oil developments offshore China.
Newfield has undergone significant change over the last decade. We have transitioned from a diversified asset base of onshore, offshore and international operations to a more focused portfolio of onshore liquids-rich resource plays with extensive drilling inventories. Furthermore, we have transitioned our proved reserves and production from primarily natural gas to a greater percentage of oil and natural gas liquids. Our corporate vision is clear: to be recognized as the premier independent E&P company, delivering operational excellence, top-tier business results and value to our shareholders, employees and the communities in which we live and work.
Executive Summary

•	Reduced our 2015 capital investments by 26% compared to 2014 and re-directed capital to our highest return region – the Anadarko Basin of Oklahoma;

•	Increased 2015 domestic production by 6% over 2014 to 50.6(1) MMBOE. Grew domestic liquids production by 12% year-over-year. Consolidated fourth quarter production was 162(2) MBOEPD (64% liquids);

•	Approximately 98% of our year-end 2015 estimated proved reserves of 509 MMBOE (41% oil, 16% NGLs and 43% natural gas) are located onshore in the United States;

•	The Company has a nine-year reserve life index (based on 2015 production levels);

•
Our proved reserves at year-end 2015 were negatively impacted by the significant drop in commodity prices. Due to price-related revisions, domestic liquids reserves decreased 21% year-over-year and represent 56% of domestic proved reserves. Total company and domestic PV-10(3) decreased 67% to $2.9 billion and 65% to $2.7 billion, respectively over the prior year-end. At year-end 2015, approximately 65% of domestic and consolidated reserves were proved developed;

•
The Anadarko Basin is our largest producing region, averaging production of approximately 75 MBOEPD net in the fourth quarter of 2015. At year-end 2015, the Anadarko Basin comprised 53% of our total proved reserves, and we had interest in more than 315,000 net acres in SCOOP and STACK;

•	Our Pearl development, located in the South China Sea, was producing approximately 13 MBOPD net at year-end 2015;

•	Due to service cost reductions and continued operational efficiencies, our average domestic lease operating expenses for 2015, on a per barrel basis, decreased 27% from 2014;

•
We reduced our overall workforce in 2015 by more than 20% through reductions in personnel, the closure of our Denver office and the subsequent consolidation of two business units into one location adjacent to our headquarters in The Woodlands, Texas;

•
Issued 25.3 million additional shares of common stock through a public equity offering and received net proceeds of approximately $815 million in the first quarter of 2015, which were used primarily to repay all borrowings under our credit facility and money market lines of credit;

•
Issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of $691 million in March 2015. In April 2015, we used the proceeds and cash on hand to redeem the $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020. The transactions lowered our expected annual interest expense by $9 million; and

•	Amended our credit facility in March 2015 to increase its capacity from $1.4 billion to $1.8 billion and extended the maturity date to June 2020.
_________________
(1) Includes 7.7 Bcf of natural gas produced and consumed in operations.

(2) Includes 1.7 Bcf (3 MBOEPD) of natural gas produced and consumed in operations.

(3) PV-10 (as defined) is considered a non-GAAP financial measure by the SEC. See non-GAAP reconciliation in "Reserves – Reserves Sensitivities" below.

2016 Outlook

Our industry has been significantly impacted by lower crude oil and natural gas prices. Following a five-year period of unprecedented strength and consistency from 2010 through most of 2014, oil prices began collapsing in late 2014 and averaged approximately $49 per barrel (NYMEX WTI) in 2015. In this period of commodity price uncertainty, we have adapted our near-term business strategies to preserve liquidity and financial strength.

Although Newfield and other domestic producers curtailed capital investments in 2015 and many long-lead global developments around the world have been slowed or canceled, the global oil markets remain oversupplied, and the outlook for oil prices in 2016 has not improved. As of February 19, 2016, NYMEX WTI was approximately $30 per barrel and the three-year forward curve averaged $41 per barrel. Domestic natural gas prices remain weak as well. As of February 19, 2016, NYMEX Henry Hub was approximately $1.80 per MMBtu and the three-year forward curve averaged $2.45 per MMBtu. We expect that industry budgets will be significantly lower in 2016 and will remain so until commodity prices strengthen and profit margins improve.

In response to this commodity price environment, we have significantly reduced our planned capital spending in 2016 to approximately $625-$675 million (excluding approximately $100 million of capitalized interest and direct internal costs), a decrease of more than 50% from 2015 investment levels. We expect to fund our 2016 investments through cash flows from operations, borrowings under our credit facility, non-strategic asset sales or potentially accessing the public debt and/or equity markets.

Our primary near-term goals include:

•preserving liquidity and financial strength;

•	limiting new borrowings and more closely aligning planned capital investments with cash flows;
•high-grading investments based on rates of return;
•holding our acreage by production in the Anadarko Basin; and
•reducing our cash operating costs.

Our 2016 domestic production is expected to be about 49-51 MMBOE, relatively flat when compared to 2015 production levels. Oil production from China is expected to be approximately 4.3 MMBOE in 2016, down about 20% due to natural declines.

Our estimated 2016 capital expenditure budget and estimated production by area are shown below:

The steep reductions over the prior year in our planned capital investments have caused us to make significant changes in our near-term drilling plans. We expect that over 80% of our capital investments will be allocated to the Anadarko Basin's SCOOP and STACK plays. The Anadarko Basin provides the highest returns in our portfolio at low oil and gas prices. We benefited from a lower service cost environment in 2015, and we expect additional cost reductions in 2016.

Our Business Strategy

Our near-term business strategy outlined in the "2016 Outlook" above reflects the continuation of low commodity prices in our three-year plan and our focus on maintaining liquidity and a strong capital structure. Our near-term strategy differs from what we consider our long-term business strategy. Our primary, long-term goal continues to be delivering stockholder value through consistent growth of cash flow, production and reserves. Key components of our business strategy include:

Preserving a strong and flexible capital structure. Maintaining a strong capital structure that protects our balance sheet and liquidity remains central to our business strategy. For 2016, our goal will be to continue to preserve financial flexibility through strong credit metrics and ample liquidity as we seek to manage the continued weakness in both oil and gas prices. Our capital program is flexible and frequently adjusted to reflect fluctuations in commodity markets. Over the last several years, we have divested non-strategic assets and used derivatives to protect a portion of our future production from commodity price volatility to ensure adequate funds were available to execute our drilling programs. In the first quarter of 2015, we issued 25.3 million additional shares of common stock through a public equity offering and received net proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit. In addition, we issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of $691 million in March 2015. We used the proceeds and cash on hand to redeem the $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020. In March 2015, we amended our credit facility to increase the capacity from $1.4 billion to $1.8 billion and extend the maturity date to June 2020.

Focusing on organic opportunities through disciplined capital investments. While we consider various growth opportunities, including strategic acquisitions, our primary focus is organic growth. Our capital program is designed to allocate investments based on projects that maximize our production and reserve growth at attractive returns.

Continuously improving operations and returns. Controlling the costs to find, develop and produce oil, natural gas and NGLs is critical to creating long-term stockholder value. Our focus areas are characterized by large, contiguous acreage positions and multiple stacked geologic horizons. In 2015, we reduced our average well costs in all areas through faster drilling times and innovative optimizations of our completions. In addition, reduced service costs have positively impacted our business. We also have multiple initiatives underway to manage our base production, improve operational efficiencies and enhance future margins.

Maintaining a diverse asset base with ongoing portfolio management. Beginning in 2009, we transitioned from a conventional, natural gas-focused company to an unconventional company focused on oil and liquids-rich resource plays onshore in the United States. We believe that by focusing on more than one area, we increase our flexibility to respond to, and limit our exposure to, the volatility and unique risks our industry faces, such as geologic, political and regional price risks. In line with this element of our strategy and the current weakness in commodity prices, over 80% of our 2016 capital investments will be focused on the SCOOP and STACK.

Executing select, strategic acquisitions and divestitures. We target complementary acquisitions in existing core areas and focus on acquisition opportunities where our operating and technical knowledge is transferable and drilling results can be forecasted with confidence. In addition, from 2012 through 2015 we divested approximately $2.2 billion of non-strategic assets, which we used to fund drilling and reduce borrowings.

Attracting and retaining quality employees who are aligned with stockholders' interests. We believe in hiring top-tier talent and are committed to our employees' career development. We believe that employees should be rewarded based on their performance and that their interests should be aligned with those of our stockholders. As a result, we reward and encourage our employees through performance-based annual compensation and long-term equity-based incentives.

Description of Properties

We are focused on liquids-rich onshore resource plays in the United States. Our domestic plays represent approximately 98% of our estimated consolidated proved reserves at year-end 2015. The remaining 2% of our proved reserves at year-end 2015 are attributable to our offshore developments in China. In response to the weakness in crude oil prices and in an effort to balance planned capital investments with cash flows, we have ceased or slowed development activities in all areas. Substantially all of our acreage outside the Anadarko Basin is held by production and we have the option to resume activity levels when commodity prices strengthen.

Anadarko Basin. SCOOP and STACK have been our fastest growing plays over the last three years. At year-end 2015, the Anadarko Basin represented more than half of our domestic proved reserves and daily production. After recent additions, we held more than 315,000 net acres in SCOOP and STACK at year-end 2015. Our average net production from the basin in the fourth quarter of 2015 was approximately 75 MBOEPD (35% oil and 26% NGLs), an increase of 39% compared to the fourth quarter of 2014.

Arkoma Basin. We have significant dry gas production in the Arkoma Basin, representing approximately 13% of our total consolidated proved reserves at year-end 2015. Our investment levels in this area have been significantly curtailed due to low natural gas prices over the past several years. As of December 31, 2015, we had approximately 146,000 net acres in the Arkoma Basin and our net production for the fourth quarter of 2015 was approximately 16 MBOEPD (99% dry gas).

Uinta Basin. We have approximately 215,000 net acres in the Uinta Basin, which represents about 16% of our consolidated proved reserves at year-end 2015. Our Uinta Basin operations can be divided into two areas: the Greater Monument Butte Unit (GMBU) waterflood and an area to the north and adjacent to the GMBU that we refer to as the Central Basin. We have taken significant steps to reduce our operating expenses in the GMBU. Although we are not actively drilling development wells today, we continue to inject water into the GMBU to advance the waterflood development. Our net production from the Uinta Basin during the fourth quarter of 2015 averaged approximately 20 MBOEPD (82% oil and 2% NGLs), a decrease of 21% as compared to the fourth quarter of 2014.

Williston Basin. We have approximately 85,000 net acres in the Williston Basin. This basin represents about 10% of our consolidated proved reserves at year-end 2015. Fourth quarter 2015 net production averaged approximately 20 MBOEPD (67% oil and 15% NGLs), which is flat compared to the fourth quarter of 2014.

Eagle Ford. About 4% of our consolidated proved reserves at year-end 2015 are located in the Eagle Ford shale. This area contains approximately 35,000 net acres. Production averaged 10 MBOEPD (46% oil and 29% NGLs) during the fourth quarter of 2015, which is down 2% from the fourth quarter of 2014.

China. Approximately 10 MMBOE, or 2%, of our proved reserves at year-end 2015 are located in offshore China. Our Pearl development, located in the South China Sea, had average net production of 13 MBOPD in the fourth quarter 2015. No additional development drilling is planned at Pearl and cash flow from China is being used to fund our domestic drilling programs.

Other. Over the last several years, we slowed our activities in our Gulf Coast conventional natural gas plays and have sold numerous non-strategic assets. Fourth quarter 2015 net production averaged approximately 5 MBOEPD. We expect our production in these conventional plays to continue to experience natural declines in 2016 due to limited investment.

Divestitures

During 2015, we received proceeds of approximately $90 million associated with the continuing sale of non-strategic assets. These sales were consistent with our strategy over the last four years to monetize non-strategic assets to improve our focus on domestic resource plays, reduce overall debt and enhance liquidity. Over this period, we received proceeds of approximately $2.2 billion for sales of non-strategic assets.

Reserves

Estimates of Proved Reserves

All reserve information in this report was based on estimates prepared by our petroleum engineering staff and is the responsibility of management. The preparation of our oil and gas reserves estimates was completed in accordance with our prescribed internal control procedures, which include verification of data input into our reserves forecasting and economics evaluation software, as well as multi-discipline management reviews, as described below. The technical employee responsible for overseeing the preparation of the reserves estimates has a Bachelor of Science in Petroleum Engineering, with more than 30 years of industry experience (including over 20 years of experience in reserve estimation).

DeGolyer and MacNaughton (D&M) and Ryder Scott Company (Ryder Scott) performed an audit of the internally prepared reserve estimates on certain fields aggregating to 94% of 2015 year-end reported proved reserve quantities on a barrel of oil equivalent basis. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. Newfield's proved reserves are, in the aggregate, reasonable and within the established audit tolerance guidelines of 10 percent. The reports of D&M dated January 20, 2016, and Ryder Scott dated January 12, 2016, contain further discussion of the reserve estimates and their audit procedures, as well as the qualifications of the technical person primarily responsible for overseeing such estimates. Both reports are attached as exhibits to this annual report and incorporated herein by reference. See Exhibits 99.1 and 99.2.

Our reserves estimates were made using available geological and reservoir data as well as production performance data. These estimates are reviewed annually with management and revised, either upward or downward, as warranted by additional data. The data reviewed includes, among other things, seismic data, well logs, production tests, reservoir pressures, and individual well and field performance data. The data incorporated into our interpretations includes structure and isopach maps, individual well and field performance and other engineering and geological work products such as material balance calculations and reservoir simulation to arrive at conclusions about individual well and field projections. Additionally, offset performance data, operating expenses, marketing agreements, capital costs and product prices factor into estimating quantities of reserves. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental regulations, as well as changes in the expected recovery rates associated with development drilling. Sustained decreases in prices, for example, may cause a reduction in some reserves due to reaching their economic limits sooner.

Actual quantities of reserves recovered will most likely vary from the estimates set forth below. Reserves and cash flow estimates rely on interpretations of data and require assumptions that may be inaccurate. For a discussion of these interpretations and assumptions, see “Actual quantities of oil, natural gas and NGL reserves and future cash flows from those reserves will most likely vary from our estimates” under Item 1A, “Risk Factors,” of this report. See “Supplementary Financial Information — Supplementary Oil and Gas Disclosures” in Item 8 of this report for additional reserves disclosures.

The table below summarizes our estimates of proved reserves at December 31, 2015.

	Proved Reserves	Percentage of Proved Reserves
	(MMBOE)
Domestic:
Anadarko Basin	269	53%
Arkoma Basin	64	13%
Uinta Basin	81	16%
Williston Basin	52	10%
Eagle Ford	21	4%
Other	12	2%
Total domestic	499	98%
International:
China	10	2%
Total	509	100%

The following table shows a summary of our estimates of proved oil and gas reserves by country at December 31, 2015.

	Oil and Condensate	Natural Gas	NGLs	Total
	(MMBbls)	(Bcf)	(MMBbls)	(MMBOE)
Proved Developed Reserves:
Domestic	115	942	47	319
China	10	—	—	10
Total proved developed	125	942	47	329
Proved Undeveloped Reserves:
Domestic	82	363	37	180
China	—	—	—	—
Total proved undeveloped	82	363	37	180
Total proved reserves	207	1,305	84	509

Total Proved Reserves

Our estimates of proved reserves and related PV-10 and standardized measure of future net cash flows as of December 31, 2015 are calculated based upon SEC pricing, which uses a twelve-month unweighted average first-day-of-the-month oil and natural gas benchmark prices, adjusted for marketing and other differentials. The SEC pricing of crude oil, domestic natural gas and NGLs has declined substantially since December 2014. Sustained lower prices will result in future SEC pricing being lower, which absent significant proved reserve additions and/or cost reductions, will reduce future estimated proved reserve volumes due to lower economic limits and economic return thresholds for undeveloped reserves, as well as impact our quarterly full cost ceiling tests and volume-dependent depletion cost calculations.

Our year-end 2015 proved reserves of 509 MMBOE consisted of 309 MMBOE proved developed producing, 20 MMBOE proved developed non-producing and 180 MMBOE proved undeveloped reserves. Our proved liquids reserves at year-end 2015 were 291 million barrels, compared to 377 million barrels at year-end 2014, a decrease of 23%. During 2015, crude oil and condensate reserves decreased 94 million barrels while NGL reserves increased 8 million barrels. At year-end 2015, 71% of our proved liquids reserves were crude oil or condensate. At December 31, 2015, our proved natural gas reserves were 1,305 Bcf, a 19% decrease compared to 2014.

At December 31, 2015, the SEC pricing for natural gas was $2.59 per MMBtu, a 40% decrease compared to the prior year end, and pricing for oil was $50.11 per barrel, a 47% decrease compared to the prior year end. As a result, we revised our total proved reserves downward by 286 MMBOE for pricing changes; however, with cost structure improvement we were able to recapture 88 MMBOE. During 2015, we had a positive 24 MMBOE performance revision primarily associated with the

Anadarko Basin. Through infill drilling revisions we added 18 MMBOE. Due to capital re-allocation, we had a downward revision of 18 MMBOE associated with remaining proved undeveloped locations.

During 2015, we added 101 MMBOE through extensions, discoveries and other additions. Consistent with our continued focus on domestic liquids, our 2015 additions were entirely domestic and 69% liquids (49 MMBbls of oil and 20 MMBbls of NGLs). During 2015, we purchased 1 MMBOE and divested 8 MMBOE.

Proved Undeveloped Reserves

Our estimates of proved undeveloped reserves at December 31, 2015 were 180 MMBOE compared to 307 MMBOE at December 31, 2014. Liquids comprised 66% of our total proved undeveloped reserves at December 31, 2015. SCOOP and STACK represented 31% and 48% of our year-end proved undeveloped reserves, respectively. During 2015, we invested approximately $600 million of drilling, completion and facilities-related capital to convert 61 MMBOE of our December 31, 2014 proved undeveloped reserves into proved developed reserves. In 2015, we had negative price revisions of 242 MMBOE, which were partially offset by commensurate lower service costs, improved well performance and infill drilling revisions of 106 MMBOE. During 2015, we added 75 MMBOE of new proved undeveloped reserves through extensions, discoveries and other additions. Sales and acquisitions in 2015 led to a 5 MMBOE net decrease. We continually assess the economic viability of our proved undeveloped reserves and direct capital resources to develop the areas that will provide the highest rate of return.

Estimates of proved undeveloped reserve quantities are limited by development drilling activity we intend to undertake during the 2016-2020 five-year period. For additional information regarding the changes in our proved reserves, see our “Supplementary Financial Information — Supplementary Oil and Gas Disclosures” in Item 8 of this report.

During the years 2013, 2014 and 2015, we developed 12%, 22% and 20%, respectively, of our prior year-end proved undeveloped reserves. The Company annually reviews all proved undeveloped reserves to ensure an appropriate development plan exists. Changes in commodity pricing between the time of preparation of the reserve report and actual investment, investment alternatives that may have been added to our portfolio of assets, changes in the availability and costs of oilfield services, and other economic factors may lead to changes in our development plans. As a result, the future rate at which we develop our proved undeveloped reserves may vary from historical development rates. Continued sustained low oil and natural gas prices through 2016 could also render some of our proved undeveloped reserves uneconomic at future SEC pricing or compel us to reevaluate our project commitments to certain development projects.

Reserves Sensitivities

The following sensitivity table was provided to illustrate the estimated impact on our proved reserve volumes and value. The sensitivity reflects crude oil and natural gas pricing that is approximately 20% lower than SEC pricing at December 31, 2015. In addition to different price assumptions, the sensitivity below includes assumed capital and expense reductions we expect to realize at lower commodity prices. The reduction in proved reserve volumes is attributable to reaching the economic limit sooner. The proved undeveloped change in volumes is a result of well locations no longer meeting our investment criteria as well as reaching the economic limit sooner.

The sensitivity case demonstrates the impact that a lower price and cost environment may have on proved reserves volumes and PV-10. There is no assurance that these prices or cost savings will be achieved.

	Actual at December 31, 2015	Sensitivity Using Lower Prices
Crude oil price (per Bbl)	$50.11(1)	$40.00(2)
Natural gas price (per MMBtu)	$2.59(1)	$2.00(2)

Capital expenditure reduction	n/a	10%
Operating expense reduction	n/a	10%

Proved developed reserves (MMBOE)	329	315
Proved undeveloped reserves (MMBOE)	180	165
Total proved reserves (MMBOE)	509	480

Proved reserve PV-10 value (before tax, in millions)	$2,940	$1,603
Present value of future income tax expense	164	66
Standardized measure of discounted future net cash flows	$2,776	$1,537
_________________
(1) SEC pricing before adjustment for market differentials.
(2) Prices represent potential SEC pricing based on different pricing assumptions before adjustment for market differentials.

PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows (the most directly comparable measure calculated and presented under U.S. generally accepted accounting principles), because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor the standardized measure represents an estimate of the fair market value of our crude oil and natural gas properties. PV-10 is used in the oil and natural gas industry as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific income tax characteristics of such entities. The following table shows a reconciliation of PV-10 to the standardized measure:

	Domestic	China	Total
	(In millions)
December 31, 2015:
Proved reserve PV-10 value (before tax)	$2,718	$222	$2,940
Present value of future income tax expense	164	—	164
Standardized measure of discounted future net cash flows	$2,554	$222	$2,776

December 31, 2014:
Proved reserve PV-10 value (before tax)	$7,723	$1,064	$8,787
Present value of future income tax expense	2,393	182	2,575
Standardized measure of discounted future net cash flows	$5,330	$882	$6,212

Reserves Concentration

The table below sets forth the concentration of our proved reserves attributable to our largest fields (those whose reserves are greater than 15% of our total proved reserves). Our two largest fields, SCOOP and STACK, accounted for approximately 53% of the total net present value of our proved reserves at December 31, 2015.

Percentage of Proved Reserves
Ten largest fields	92%
Two largest fields	53%

Largest Fields.    The table below sets forth the annual production volumes, average realized prices and related production cost structure on a per unit-of-production basis for our two largest fields. For a discussion regarding our total domestic and international annual production volumes, average realized prices, related cost structure and information about our contractual obligations and delivery commitments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which disclosure is incorporated herein by reference.

	Year Ended December 31,
	2015	2014	2013
Production:
Crude oil and condensate (MBbls)
SCOOP	3,779	2,548	1,323
STACK	3,645	1,182	513
Natural gas (Bcf)
SCOOP	43.2	34.5	16.8
STACK	11.0	3.6	2.5
NGLs (MBbls)
SCOOP	4,871	4,762	1,888
STACK	1,396	458	230
Total production by field (MBOE)
SCOOP	15,857	13,066	5,999
STACK	6,886	2,245	1,160

Average Realized Prices:(1)
Crude oil and condensate (per Bbl)
SCOOP	$42.67	$85.66	$93.75
STACK	42.99	84.13	94.22
Natural gas (per Mcf)
SCOOP	$2.38	$3.96	$3.35
STACK	2.49	4.44	3.56
NGLs (per Bbl)
SCOOP	$18.97	$29.54	$31.62
STACK	19.02	35.24	34.74
Average realized prices by field (per BOE)
SCOOP	$22.49	$37.94	$40.01
STACK	30.61	58.65	56.19

Average Production Cost:(2)
SCOOP
Lease operating costs (per BOE)	$1.33	$1.93	$2.91
Transportation costs (per BOE)	4.15	2.65	1.47
STACK
Lease operating costs (per BOE)	$2.58	$5.42	$7.56
Transportation costs (per BOE)	2.04	1.93	1.73
_________________
(1) Does not include impact of derivative gains or losses.
(2)    Production costs include cost to operate and maintain our wells, related equipment, and supporting facilities, including the cost of labor, well service and repair, gathering, processing, transportation, as well as production-related general and administrative costs. Severance taxes and property taxes are excluded from production costs.

Drilling Activity

The following table sets forth the number of oil and gas wells that completed drilling for each of the last three years.

	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Domestic:
Productive	123	57	254	114	297	118
Nonproductive	1	1	—	—	1	1
China:
Productive	—	—	—	—	—	—
Nonproductive	—	—	1	1	1	1
Malaysia:(1)
Productive	—	—	—	—	2	1
Nonproductive	—	—	—	—	—	—
Exploratory well total	124	58	255	115	301	121
Development wells:
Domestic:
Productive	158	78	326	231	237	184
China:
Productive	16	3	2	1	3	1
Malaysia:(1)
Productive	—	—	—	—	12	8
Development well total	174	81	328	232	252	193
 _________________

(1)	Classified as discontinued operations.
We were in the process of drilling 65 gross (27 net) exploration or development wells domestically at December 31, 2015. In process well activity increased at year end due to wells pending completion activities.

Productive Wells

As of December 31, 2015, we had the following productive oil and gas wells.

	Company Operated Wells		Outside Operated Wells		Total Productive Wells
	Gross	Net	Gross	Net	Gross	Net
Domestic:
Oil	2,822	2,277	764	57	3,586	2,334
Natural gas	1,075	837	500	98	1,575	935
China:
Oil	6	3	63	8	69	11
Total:
Oil	2,828	2,280	827	65	3,655	2,345
Natural gas	1,075	837	500	98	1,575	935
Total	3,903	3,117	1,327	163	5,230	3,280

The day-to-day operations of oil and gas properties are the responsibility of an operator designated under pooling or operating agreements or production sharing contracts. The operator supervises production, maintains production records, employs or contracts for field personnel and performs other functions.

Acreage Data

The following tables list by geographic area interests we owned in developed and undeveloped oil and gas acreage at December 31, 2015, along with a summary by year of our undeveloped acreage scheduled to expire in the next five years. In most cases, the drilling of a commercial well, or the filing and approval of a development plan or suspension of operations will hold the acreage beyond the expiration date. Domestic ownership interests are onshore and generally take the form of “working interests” in oil and gas leases that have varying terms. International ownership interests are offshore and generally arise from participation in production sharing contracts.

Total Acreage

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
	(In thousands)
Domestic:
Anadarko Basin	263	167	246	156
Arkoma Basin	226	144	3	2
Uinta Basin	179	109	179	108
Williston Basin	116	70	24	14
Eagle Ford	51	34	2	2
Other	610	231	321	265
Total domestic	1,445	755	775	547
China:	34	9	—	—
Total	1,479	764	775	547

Expiring Acreage

	Undeveloped Acres Expiring
	2016		2017		2018		2019		2020
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
	(In thousands)
Domestic:
Anadarko Basin	66	42	84	54	31	20	—	—	—	—
Uinta Basin	19	11	43	26	15	9	15	9	4	2
Williston Basin	12	7	—	—	2	1	—	—	—	—
Eagle Ford	1	1	—	—	1	1	—	—	—	—
Other	53	33	126	77	104	66	23	15	18	11
Total	151	94	253	157	153	97	38	24	22	13

At December 31, 2015, we owned mineral interests in 454,000 gross and 113,000 net acres. These interests do not expire.

Title to Properties

We believe that we have satisfactory title to substantially all of our producing properties in accordance with generally accepted industry standards. Individual properties may be subject to burdens such as royalty, overriding royalty, carried, net profits, working and other outstanding interests customary in the industry. In addition, interests may be subject to obligations or duties under applicable laws or burdens such as production payments, joint development agreements, ordinary course liens incidental to operating agreements and for current taxes, development obligations under oil and gas leases or capital commitments under our production sharing contracts in China. Prior to acquiring undeveloped properties, we endeavor to perform a title investigation that is thorough but less vigorous than the title investigation we endeavor to conduct prior to drilling, which is consistent with standard practice in the oil and gas industry. Generally, before we commence drilling operations on properties that we operate, we conduct a title examination and perform curative work with respect to significant defects that we identify. We believe that we have performed title examinations with respect to substantially all of our active properties that we operate.

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

Historically, our access to refining capacity outside of the Salt Lake City area has been restricted due to limited transportation and refining options because of the paraffin content of our Uinta Basin production. As such, we have two long-term agreements with two refineries in the Salt Lake City area that run through 2020 and 2025. Please see further discussion under "Contractual Obligations" in Item 7 of this report.

Competition

Competition in the oil and gas industry is intense, particularly with respect to the acquisition of properties and access to capital and credit markets. Please see the discussion under “Competition for, or the loss of, our senior management or experienced technical personnel may negatively impact our operations or financial results” and “Competition in the oil and gas industry is intense” in Item 1A of this report, which information is incorporated herein by reference.

Segment Information

For more information on our continuing operations by segment, see Note 17, “Segment Information,” to our consolidated financial statements in Item 8 of this report.

Employees

As of February 19, 2016, we had 1,111 employees. All but 53 of our employees were located in the United States. None of our employees are covered by a collective bargaining agreement. We believe that relationships with our employees are satisfactory.

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

Federal Regulation of Drilling and Production.    Many of our domestic oil and gas leases are granted by the federal government and administered by the Bureau of Indian Affairs, the Office of Natural Resources Revenue or the Bureau of Land Management, or BLM, all federal agencies. BLM leases contain relatively standardized terms and require compliance with detailed regulations. Many onshore leases contain stipulations limiting activities that may be conducted on the lease. Some stipulations are unique to particular geographic areas and may limit the time during which activities on the lease may be conducted, the manner in which certain activities may be conducted or, in some cases, may ban surface activity. Under certain circumstances, the BLM may require that our operations on federal leases be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and results of operations.

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

We consider the costs of environmental regulatory compliance and occupational safety and health compliance necessary and manageable parts of our business. We have been able to plan for and comply with environmental regulations without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increased stringency, our capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and will likely continue to increase. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters and the cost of compliance could be significant. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial and damage payment obligations, or the issuance of injunctive relief (including orders to cease operations).
Oil and gas activities in certain areas have been opposed by environmental groups and, in certain areas, have been restricted or banned by governmental authorities. Moreover, some environmental laws and regulations may impose strict liability regardless of fault or knowledge, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties. To the extent future laws or regulations are implemented or other governmental action is taken that prohibits, restricts or materially increases the costs of drilling, or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and financial results could be adversely affected.
Discharges to waters of the U.S. are further regulated and limited under the federal Clean Water Act, or CWA, and analogous state and tribal laws. The CWA prohibits any discharge of pollutants into waters of the United States, including wetland areas, except in compliance with permits issued by federal and state governmental agencies. In September 2015, new U.S. Environmental Protection Agency, or the EPA, and U.S. Army Corps of Engineers, or the Corps, rules defining the scope of the EPA’s and the Corps’ jurisdiction became effective. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of CWA programs, and implementation of the rule has been stayed pending resolution of the court challenge. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Failure to comply with the CWA, including discharge limits set by permits issued pursuant to the CWA, may also result in administrative, civil or criminal enforcement actions. The CWA also requires the preparation of oil spill response plans and spill prevention, control and countermeasure or “SPCC” plans.

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

The Resource Conservation and Recovery Act, or RCRA, generally regulates the disposal of solid and hazardous wastes and imposes certain environmental cleanup obligations. Although RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy,” the EPA and state agencies may regulate these wastes as solid wastes. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. For example, from time to time various environmental groups have challenged the EPA’s exemption of certain oil and gas wastes from RCRA. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous waste, if they have hazardous characteristics.
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
The federal Clean Air Act, or CAA, and comparable state statutes regulate and limit the emission of air pollutants by the Company and affect our oil and gas operations. New facilities may be required to obtain separate construction and operating permits before construction work can begin or operations may start, and existing facilities may be required to incur capital costs in order to remain in compliance. Also, the EPA has developed and continues to develop more stringent regulations governing emissions of air pollutants, and is considering the expanded regulation of existing air pollutants and additional air pollutants. For example, in October 2015 the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, the EPA promulgated regulations that are designed to reduce the emission of volatile organic chemicals (VOCs) and that will require oil and gas companies by 2015 to utilize “green completions” to capture VOCs and other air pollutants when natural gas wells are fracked. Such regulations may increase the costs of compliance for some facilities or the market price for oil and natural gas.
In addition, while the federal Safe Drinking Water Act, or SDWA, generally excludes hydraulic fracturing from the definition of underground injection, it does not exclude hydraulic fracturing involving the use of diesel fuels. In 2014, the EPA issued draft permitting guidance governing hydraulic fracturing with diesel fuels. While we do not use diesel fuels in our hydraulic fracturing fluids, we may become subject to federal permitting under SDWA if our fracturing formula changes. In addition, the SDWA grants the EPA broad authority to take action to protect public health when an underground source of drinking water is threatened with pollution that presents an imminent and substantial endangerment to humans. The SDWA also regulates saltwater disposal wells under the Underground Injection Control Program. Recent concerns related to the operation of saltwater disposal wells and induced seismicity have led some states to impose limits the total volume of produced water such wells can dispose of, order disposal wells to cease operations, or banned the construction of new wells. A lack of saltwater disposal wells in the areas in which we operate could result in increased disposal costs for our operations if we are forced to transport produced water by truck, pipeline, or other method over long distances.
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

In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, pre-construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case by case basis. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. More recently, in December 2015, the EPA finalized rules added new sources to the scope of the GHG monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers of hydraulically fractured wells. The revisions also include the addition of well identification reporting requirements for certain facilities. These changes to EPA’s GHG emissions reporting rule could result in increased compliance costs. Also, in August 2015, the EPA announced proposed rules that would establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025. The BLM proposed similar regulations designed to reduce methane emissions for oil and gas activities on federal lands in January 2016 that seek to impose limits on venting and flaring and would require enhanced leak detection and repair programs. Increased regulation of methane and other GHGs have the potential to result in increased compliance costs and, consequently, adversely affect our operations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Severe limitations on GHG emissions could also adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
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
As explained in more detail below, the hydraulic fracturing process is typically regulated by state oil and natural gas agencies, although the EPA, the BLM, and other federal regulatory agencies have taken steps to review or impose federal regulatory requirements. Certain states in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. Certain municipalities have already banned hydraulic fracturing, and courts have upheld those moratoria in some instances. In the past several years, dozens of states have approved or considered additional legislative mandates or administrative rules on hydraulic fracturing.
At the federal level, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; proposed in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants; and issued in May 2014 an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands including, for example, notice to and pre-approval by BLM of the proposed hydraulic fracturing activities; development and pre-approval by BLM of a plan for managing and containing flowback fluids and produced water recovered during the hydraulic fracturing process; implementation of measures designed to protect usable water from hydraulic fracturing activities; and public disclosure of the chemicals used in the hydraulic fracturing fluid. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision is pending, however.
In addition, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. The adoption of new federal rules or regulations relating to hydraulic fracturing could lead to increased operating costs, delays and curtailment in the pursuit of exploration, development or production activities, which in turn could materially adversely affect our operations. Several governmental reviews are underway that focus on environmental aspects of hydraulic fracturing activities. In June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. The draft report is expected to be finalized after a public comment period and a formal review by EPA’s Science Advisory Board. In addition, the White House Council on Environmental Quality is

coordinating an administration-wide review of hydraulic fracturing practices. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing.
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

The FERC has issued certain market transparency rules for the gas industry pursuant to its EPAct 2005 authority, which may affect some or all of our operations. The FERC issued a final rule in 2007, as amended by subsequent orders on rehearing (Order 704), which requires wholesale buyers and sellers of more than 2.2 million MMBtu of physical gas in the previous calendar year, including gas producers, gatherers, processors and marketers, to report, on May 1 of each year, beginning in 2009, aggregate volumes of gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices, as explained in Order 704. It is the responsibility of the reporting entity to determine which transactions should be reported based on the guidance of Order 704. The FERC has issued a Notice of Inquiry in Docket No. RM13-1-000 seeking comments from the industry regarding whether it should require more detailed information from sellers of gas. It is unclear what action, if any, will result and whether our reporting burden will increase or decrease.
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

Federal Regulation of Sales and Transportation of Crude Oil.    Our sales of crude oil and condensate are currently not regulated. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. Certain regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain petroleum products pipelines. However, we do not believe that these regulations affect us any differently than other crude oil and condensate producers. In addition, certain emergency orders issued in 2014 by the U.S. Department of Transportation imposed additional restrictions on the shipment of crude oil by rail from the Bakken Shale. The Pipeline and Hazardous Materials Safety Administration and the Federal Railroad Administration also published proposed rules in 2014 supplementing the emergency orders that would enhance existing tank car safety requirements and add sampling and testing requirements for product transported by rail. These developments could increase the costs associated with moving our products by rail.

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

Barrel or Bbl.    One stock tank barrel or 42 U.S. gallons of liquid volume.

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

Exploration well.    A well drilled to find a new field or new reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.

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

MBOEPD.    One thousand barrels of oil equivalent per day.

MBOPD.    One thousand barrels of oil per day.

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

Proved reserves.    Those quantities of oil and natural gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

SCOOP. South-Central Oklahoma Oil Province. A field in the Anadarko Basin of Oklahoma in which we operate.

SEC pricing.    The unweighted average first-day-of-the-month commodity price for crude oil (WTI) or natural gas (NYMEX) for the prior 12 months, adjusted for market differentials. The SEC provides a complete definition of prices in “Modernization of Oil and Gas Reporting.”

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

WTI.    West Texas Intermediate, a grade of crude oil commonly used as a benchmark in oil pricing.

Additional Information

Through our website, www.newfield.com, you can access electronic copies of our governing documents free of charge, including our Board of Directors’ Corporate Governance Guidelines and the charters of the committees of our Board of Directors. In addition, through our website, you can access the documents we file with the U.S. Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after we file or furnish them. You also may request printed copies of our SEC filings or governance documents, free of charge, by writing to our corporate secretary at the address on the cover of this report. Additionally, you can access the electronic copy of our most recent Corporate Responsibility report through our website. Information contained on our website is not incorporated herein by reference and should not be considered part of this report.

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

Our corporate headquarters are located at 4 Waterway Square Place, Suite 100, The Woodlands, Texas 77380, and our telephone number is (281) 210-5100.

Item 1A. Risk Factors
There are many factors that may affect Newfield’s business and results of operations. Described below are certain risks that we believe are particularly applicable to our business and the oil and gas industry in which we operate, which may adversely affect our business, financial condition, results of operations or cash flows. You should carefully consider, in addition to the other information contained in this report, the risks described below. We may experience additional risks and uncertainties not currently known to us or, as a result of development occurring in the future, conditions that we currently deem to be immaterial may also adversely affect our business, financial condition, results of operations or cash flows.
Oil, natural gas and NGL prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse impact on our business. Our revenues, profitability, cash flows and future growth, as well as liquidity and ability to access additional sources of capital, depend substantially on prevailing prices for oil, natural gas and NGLs. Sustained lower prices will reduce the amount of oil, natural gas and NGLs that we can economically produce and may result in impairments of our proved reserves or reduction of our proved undeveloped reserves. Oil, natural gas and NGL prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.
The markets for oil, natural gas and NGLs have historically been, and will likely remain, volatile. For example, record high U.S. oil production has contributed to global oil supply exceeding demand, which has caused oil prices to drop precipitously since September 2014. The price of oil (WTI) in January 2016 averaged approximately $31.78 per barrel, as compared to approximately $95 per barrel in January 2014. Natural gas prices also experienced significant declines in 2014 and 2015, as the NYMEX Henry Hub natural gas price during that period ranged from a high of $6.15 per MMBtu in February 2014 to a low of $1.76 per MMBtu in December 2015. Likewise, NGLs have experienced significant recent declines in realized prices. The price of propane (Mont Belvieu) ranged from a high of $1.73 per gallon in February 2014 to a low of $0.30 per gallon in January 2016 and the price of ethane (Mont Belvieu) ranged from a high of $0.45 per gallon in January 2014 to a low of $0.13 per gallon in December 2015.
The market prices for oil, natural gas and NGLs depend on factors beyond our control. Some, but not all, of the factors that can cause fluctuations include:

•	the domestic and foreign supply of, and demand for, oil, natural gas and NGLs;

•	domestic and world-wide economic conditions;

•	the level and effect of trading in commodity futures markets, including commodity price speculators and others;

•	military, economic and political conditions in oil and gas producing regions;

•
the actions taken by the Organization of Petroleum Exporting Countries (OPEC) and other foreign oil and gas producing nations, including the ability of members of OPEC to agree to and maintain price and production controls;

•	the impact of the U.S. dollar exchange rates on oil, natural gas and NGL prices;

•	the price and availability of, and demand for, alternative fuels;

•	weather conditions and climate change;

•	world-wide conservation measures;

•	technological advances affecting energy consumption and production;

•	changes in the price of oilfield services and technologies;

•	the price and level of foreign imports;

•	expansion of U.S. exports of oil, natural gas and/or NGLs;

•	the availability, proximity and capacity of transportation, processing, storage and refining facilities;

•	the costs of exploring for, developing, producing, transporting and marketing oil, natural gas and NGLs; and

•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental regulations.
While we cannot predict whether or for how long commodity prices will remain at this level or decline further, we have made adjustments in response to the current strong supply and soft demand, such as modifying our 2016 capital investment plan based on anticipated commodity prices, historical drilling success, and markets for our products. These adjustments are likely to influence our profitability and could adversely affect our business, financial condition, results of operations and cash flows. In addition, our stock price in the market is influenced by fluctuations in oil and gas prices.
Sustained material declines in oil, natural gas or NGL prices may have the following effects on our business:

•	limit our access to sources of capital, such as equity and long-term debt;

•	cause us to delay or postpone capital projects;

•	cause us to lose certain leases because we fail to develop the leases prior to expiration;

•	reduce reserve estimates and the amount of products we can economically produce;

•	downgrade or other negative rating action with respect to our credit rating;

•	reduce revenues, income and cash flows available for capital expenditures, repayment of indebtedness and other corporate purposes; or

•	reduce the carrying value of our assets in our balance sheet through ceiling test writedowns.
We may be responsible for decommissioning liabilities for offshore interests we no longer own. Under state and federal law, oil and gas companies are obligated to plug and abandon (P&A) a well and restore the lease to pre-operating conditions after operations cease. U.S. state and federal regulations allow the government to call upon predecessors in interest of oil and gas leases to pay for P&A, restoration and decommissioning obligations if the current operator fails to fulfill those obligations. Moreover, offshore P&A liabilities can be very significant. As part of our strategic shift from offshore Gulf of Mexico operations to onshore U.S. operations, we divested our assets on the outer continental shelf (OCS) in the Gulf of Mexico (GoM). As part of those divestitures, we entered into various arrangements with the purchasers whereby the purchasers assumed our P&A liabilities and other liabilities related to decommissioning such GoM assets. Several onshore and offshore E&P companies have sought bankruptcy protection. For example, in 2012 an offshore operator entered bankruptcy proceedings and sought to discharge its P&A liabilities in bankruptcy. The bankruptcy court allowed the discharge because the government identified a predecessor in interest of the lease to perform the P&A obligations. The predecessor in interest was forced to accept P&A liabilities estimated at over $100 million. If purchasers of our former GoM assets, or any successor owners of those assets, are unable to meet their P&A and other decommissioning obligations due to bankruptcy, dissolution or other related liquidity issues, we may be unable to rely on our arrangements with them to fulfill (or provide reimbursement for) those obligations. In those circumstances, the government may seek to impose the bankrupt entity’s P&A obligations on us and any other predecessors in interest. Such payments could be significant and adversely affect our business, results of operations, financial condition and cash flows.
Moreover, recent changes to the Bureau of Ocean Energy Management’s (BOEM) bonding requirements have the potential to adversely impact the financial condition of operators in the GoM and increase the number of operators seeking bankruptcy protection, given the current commodities market. In September 2015, the BOEM issued draft guidance (the “Draft Guidance”) describing revised supplemental bonding procedures the agency plans to use to impose financial assurance obligations for decommissioning activities on the federal OCS. Once the Draft Guidance is finalized, the BOEM will issue these supplemental bonding changes in a revised Notice to Lessees (NTL) in replacement of an existing NTL on supplemental bonding that was made effective on August 28, 2008. Among other things, the Draft Guidance proposes to eliminate the “waiver” exemption currently allowed by BOEM, whereby certain operators on the OCS projecting a relatively large net worth and meeting certain other criteria have the option of being exempted from posting bonds or other acceptable assurances for such operator’s decommissioning obligations. Currently, qualifying operators may self-insure to meet supplemental bonding requirements, but only so long as the cumulative decommissioning liability amount being self-insured by the operator is no more than 50% of the operator’s net worth. Under the Draft Guidance, this waiver option would be eliminated and operators would only be able to self-insure for an amount that is no more than 10% of their tangible net worth. Projected decommissioning costs of operations in the GoM continue to increase, and the declining price of oil and gas has adversely affected the net worth of many operators. BOEM’s revisions to its supplemental bonding process could result in the revocation of waivers currently held by the entities to whom we divested our GoM assets. If those entities lose their supplemental bonding waiver, they will have to obtain surety bonds or other forms of financial assurance, the costs of which could be significant. Moreover, BOEM’s Draft Guidance is likely to result in the loss of supplemental bonding waivers for a large number of operators on the OCS, which will in turn force these operators to seek additional surety bonds and could, consequently, exceed the surety bond market’s ability to provide such additional financial assurance. Operators who have already leveraged their assets as a result of the declining oil market could face difficulty obtaining surety bonds because of concerns the surety may have about the priority of their lien on the operators' collateral. Consequently, BOEM’s proposed changes could result in additional operators in the GoM initiating bankruptcy proceedings, which in turn could result in the government seeking to impose P&A costs on predecessors in interest in the event that the current operator cannot meet its P&A obligations. As a result, we could find ourselves liable to pay for the P&A costs of any entity we divested our GoM assets to, which payments could be significant and adversely affect our business, results of operations, financial condition and cash flows.
Legislation or regulatory initiatives intended to address seismic activity in Oklahoma and elsewhere could increase our costs of compliance or lead to operational delays, which could have a material adverse effect on our business, results of operations or financial condition. We dispose of large volumes of water produced alongside oil and natural gas “produced water” in connection with our drilling and production operations, pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued under existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.
There exists a growing concern that the injection of produced water into belowground disposal wells triggers seismic events in certain areas, including Oklahoma and Texas, where we operate. In response to these concerns, regulators in some states are pursuing initiatives designed to impose additional requirements in the permitting and operating of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has taken numerous regulatory actions in response to concerns related to the operation of produced water disposal wells and induced seismicity. Oklahoma has adopted a “traffic light” system, wherein the Oklahoma Corporation Commission (OCC) reviews new or existing disposal wells for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted. In September 2014, the OCC adopted rules for operators of produced water disposal wells in certain seismically-active areas, or Areas of Interest, requiring operators to monitor and record well pressure and injected volume on a daily basis and further requiring operators of wells permitted for disposal of 20,000 barrels per day or more of produced water to conduct more frequent mechanical integrity testing. On March 25, 2015, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division (OGCD) issued a directive, expanding the Areas of Interest for induced seismicity. Under the new directive, operators of 347 disposal wells located within the expanded Areas of Interest of the Arbuckle formation were given until April 2015 to demonstrate that their wells were not disposing into or in communication with the crystalline basement rock. Operators of wells in contact or communication with the basement rock were required to reduce the depth of, or “plug back,” those wells or, alternatively, to reduce disposal volume by 50 percent. On July 17, 2015, the OGCD issued another directive, further expanding the covered area to include an additional 211 disposal wells. Under this second directive, operators were given until August 2015 to prove that they were not injecting below the Arbuckle formation or, as necessary, to plug back those wells in contact or communication with the crystalline basement rock, without the option of reducing disposal volume by 50 percent. The OGCD imposed further reductions on oil and natural gas wastewater disposal well volume in a prescribed area of northern Oklahoma County and southern Logan County in August 2015, requiring operators to reduce disposal volumes for affected wells by approximately 38 percent below 2014 reported volumes, within a specified 60-day period. OGCD imposed additional restrictions on wells in Fairview County in January 2016, requiring that all disposal wells located within 3.5 miles of a seismic event’s epicenter reduce injection volumes by 50 percent and 25 percent for wells within 10 miles of the event’s epicenter. The OGCD has also begun imposing additional testing requirements on wells located within 15 miles of an event’s epicenter. Additional regulatory action in this area is likely, and the Oklahoma legislature has introduced new legislation to expand the OCC’s authority to address concerns related to disposal wells and induced seismicity. Furthermore, following increased seismic activity in

February 2016, the OGCD released a wastewater volume reduction plan. The plan calls for the operators of over 240 injection wells to reduce underground wastewater injections. The plan covers more than 5,200 square miles in northwest Oklahoma, which is near our operations, and seeks reductions of more than 500,000 barrels of wastewater per day. Implementation of the plan will be phased in over the next two months.
In Texas, in 2014, the Texas Railroad Commission (TRC) published a new rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If a permittee or a prospective permittee fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well.
Restriction on the volumes permissible for injection or a lack of alternative waste disposal sites could cause us to delay, curtail or discontinue our exploration and development plans. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, such as mandated produced water recycling in some portion or all of our operations, may reduce our profitability. These developments may result in additional levels of regulation, or increased complexity and costs with respect to existing regulations, that could lead to operational delays or increased operating and compliance costs, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.
Our use of oil and natural gas price derivative contracts may limit future revenues and cash flows from price increases and involves the risk that our counterparties may be unable to satisfy their obligations to us and any inability to maintain our current derivative positions in the future specifically could result in financial losses or could reduce our income. As part of our risk management program, we generally use derivative contracts to protect a substantial, but varying, portion of our anticipated future oil and gas production for the next 24-36 months to reduce our exposure to fluctuations in oil and natural gas prices. As of December 31, 2015, we had no outstanding derivative contracts related to our NGL production. A significant portion of our oil derivative contracts include sold puts. If market prices remain below our sold puts at contract settlement, we will receive the difference between our floors or swaps and the associated sold puts, limiting the downside protection of these contracts. In the case of acquisitions, we may use derivative contracts to protect acquired production from commodity price volatility for a longer period. While the use of derivative contracts may limit or reduce the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements and expose us to the risk of financial loss in certain circumstances. Those circumstances include instances where our production is less than the volume subject to derivative contracts or there is a widening of price basis differentials between delivery points for our production and the delivery points assumed in the derivative transactions.
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
Additionally, in the current commodity price environment, we have concluded that utilizing derivative contracts to lock in historically low prices for oil and natural gas for some of our anticipated future production is not in the best interest of the Company and may continue to hold that conclusion in the future. As a result, as of year-end 2015, a meaningful portion of our expected oil production for 2016 and beyond remained, and may continue to remain, unhedged and subject to fluctuating market prices. If we are ultimately unable to, or choose not to, hedge additional expected oil production volumes for 2016 and beyond, we will be subject to further potential commodity price volatility, which may result in lower than expected cash flows and revenues.
Our limited ability to hedge our NGL production and commodity basis differentials could adversely impact our cash flows from operations. A liquid, readily available and commercially viable market for hedging NGL and commodity basis differentials has not developed in the same way that exists for oil and natural gas priced at WTI and Henry Hub, respectively. The current direct NGL and commodity basis differential hedging market is constrained in terms of price, volume, duration and number of counterparties. This limits both our ability to hedge our NGL production and price difference based on point of sale effectively or at all. As a result, currently, we directly hedge only our oil and natural gas production priced at WTI and Henry

Hub, respectively. If the current price levels for NGL continue or decrease in the future or the commodity basis differentials versus WTI or Henry Hub negatively increase, our cash flows from operations would be affected.
We have substantial capital requirements to fund our business plans that could be greater than cash flows from operations. Limited liquidity would likely negatively impact our ability to execute our business plan. Although we have reduced our capital expenditures in 2016 to more closely align with our projected cash flows, we anticipate that our 2016 capital investment levels may exceed our projected cash flows from operations in 2016. As a result, we may borrow additional funds under our credit facility, due in part to our decision to continue certain portions of our drilling program in order to avoid future lease renewals to retain certain acreage. If necessary, we may sell non-strategic assets or potentially access public debt and/or equity markets to fund any shortfall. Our ability to generate operating cash flows is subject to many risks and variables, such as the level of production from existing wells; prices of oil, natural gas and NGLs; production costs; availability of economical gathering, processing, storage and transportation in our operating areas; our success in developing and producing new reserves and the other risk factors discussed herein. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, commodity prices, industry conditions, the prices and availability of goods and services, unbudgeted acquisitions and the promulgation of new regulatory requirements. In addition, in the past, we often have increased our capital budget during the year as a result of acquisitions or changes in drilling plans. Alternatively, we may have to reduce capital expenditures, and our ability to execute our business plans could be adversely affected, if:

•	we generate less operational cash flow than we anticipate;

•	we are unable to sell non-strategic assets at acceptable prices due to low commodity prices;

•	our customers or working interest owners default on their obligations to us;

•	one or more of the lenders under our existing credit arrangements fails to honor its contractual obligation to lend to us;

•	investors limit funding or refrain from funding oil and gas companies; or

•	we are unable to access the capital markets at a time when we would like, or need, to raise capital.
Our level of indebtedness and the restrictive covenants in the agreements governing our indebtedness and other financial obligations may reduce our operating flexibility. As of December 31, 2015, we had total indebtedness of $2.5 billion, including $39 million in borrowings under our money market lines of credit. The indenture governing our outstanding notes and the agreements governing our other indebtedness and financial obligations contain, and any indenture that will govern other debt securities issued by us and any future agreements governing our other indebtedness and financial obligations may contain, various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things:

•	incur additional indebtedness;

•	purchase or redeem our outstanding equity interests or subordinated debt;

•	make specified investments;

•	create liens;

•	sell assets;

•	engage in specified transactions with affiliates;

•	engage in sale-leaseback transactions; and

•	effect a merger or consolidation with or into other companies or a sale of all or substantially all of our properties or assets.
These restrictions and our level of indebtedness could limit our ability to:

•	obtain future financing;

•	make needed capital expenditures;

•	plan for, or react to, changes in our business and the industry in which we operate;

•	compete with similar companies that have less debt;

•	withstand a future downturn in our business or the economy in general; or

•	conduct operations or otherwise take advantage of business opportunities that may arise.

Some of the agreements governing our indebtedness and other financial obligations also require the maintenance of specified financial ratios and the satisfaction of other financial conditions. Our ability to meet those financial ratios and conditions, and to comply with other covenants and restrictions in our financing agreements, can be affected by unexpected downturns in business operations beyond our control, such as a volatile energy commodity cost environment or an economic downturn. Accordingly, we may be unable to meet these obligations. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt.
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
Actual quantities of oil, natural gas and NGL reserves and future cash flows from those reserves will most likely vary from our estimates. Estimating quantities of oil, natural gas and NGL reserves is complex and inexact. The process relies on interpretations of geologic, geophysical, engineering and production data. The extent, quality and reliability of these data can vary. The process also requires a number of economic assumptions, such as oil, natural gas and NGL prices, drilling and operating expenses, capital expenditures, the effect of government regulation, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions and our expected development plan; and

•	the judgment of the persons preparing the estimate.
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
In accordance with SEC requirements, we calculate the estimated discounted future net cash flows from proved reserves using the SEC’s pricing methodology for calculating proved reserves, adjusted for market differentials and costs in effect at year-end discounted at 10%. Actual future prices and costs may be materially higher or lower than the prices and costs we used as of the date of an estimate. In addition, actual production rates for future periods may vary significantly from the rates assumed in the calculation. You should not assume that the present value of future net cash flows is the current market value of our proved reserves.
To maintain and grow our production and cash flows, we must continue to develop existing reserves and locate or acquire new reserves. Through our drilling programs and the acquisition of properties, we strive to maintain and grow our production and cash flows. However, as we produce from our properties, our reserves decline. Unless we successfully replace the reserves that we produce, the decline in our reserves will eventually result in a decrease in oil, natural gas and NGL production and lower revenues and cash flows from operations. Future oil, natural gas and NGL production is, therefore, highly dependent on our success in efficiently finding, developing or acquiring additional reserves that are economically recoverable.

We may be unable to find, develop or acquire additional reserves or production at an acceptable cost, if at all. In addition, these activities require substantial capital expenditures.
Lower oil and gas prices and other factors have resulted in ceiling test writedowns and based upon current commodity prices, will result in future ceiling test writedowns or other impairments. We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. The net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties. If net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. If required, a ceiling test writedown reduces earnings and stockholders’ equity in the period of occurrence. We evaluate the ceiling test quarterly and at December 31, 2015, the ceiling value of our reserves was calculated based upon SEC pricing of $2.59 per MMBtu for natural gas and $50.11 per barrel for oil. Using these prices, our ceiling for the U.S. did not exceed the net capitalized costs of oil and gas properties resulting in a ceiling test writedown. For the twelve months ended December 31, 2015, we recorded U.S. ceiling test writedowns of approximately $4.8 billion ($3.3 billion after tax). Using SEC pricing, our ceiling for China at December 31, 2015 did not exceed the net capitalized costs of oil and gas properties, resulting in a ceiling test writedown. For the twelve months ended December 31, 2015, we recorded China ceiling test writedowns of approximately $118 million ($60 million after tax). It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, upward or downward reserve revisions, reserve adds, and tax attributes. Subject to these numerous factors and inherent limitations, we believe that an impairment in the first quarter of 2016 could exceed $500 million. Once recorded, a ceiling test writedown is not reversible at a later date even if oil and gas prices increase.
The risk that we will be required to further writedown the carrying value of our oil and gas properties increases when oil and gas prices are low or volatile for a prolonged period of time. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase.
Drilling is a costly and high-risk activity. In addition to the numerous operating risks described in more detail below, the drilling of wells involves the risk that no commercially productive oil or gas reservoirs will be encountered. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or gas is present or may be produced economically. In addition, we are often uncertain of the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	increases in the costs of, or shortages or delays in the availability of, drilling rigs, equipment and materials;

•	decreases in oil, natural gas and NGLs prices;

•	limited availability to us of financing on acceptable terms;

•	adverse weather conditions and changes in weather patterns;

•	unexpected operational events and drilling conditions;

•	abnormal pressure or irregularities in geologic formations;

•	surface access restrictions;

•	access to, and costs for, water needed in our waterflood project in the Greater Monument Butte Unit (GMBU);

•	the presence of underground sources of drinking water, previously unknown water or other extraction wells or endangered or threatened species;

•	embedded oilfield drilling and service tools;

•	equipment failures or accidents;

•	lack of necessary services or qualified personnel;

•	availability and timely issuance of required governmental permits and licenses;

•	loss of title and other title-related issues;

•	availability, costs and terms of contractual arrangements, such as leases, pipelines and related facilities to gather, process and compress, transport and market oil, natural gas, and NGLs; and

•	compliance with, or changes in, environmental, tax and other laws and regulations.

Future drilling activities may not be successful, and if unsuccessful, this could have an adverse effect on our future results of operations, cash flows and financial condition.
The oil and gas business involves many operating risks that can cause substantial losses. Our oil and gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and gas, including the risk of:

•	fires and explosions;

•	blow-outs and cratering;

•	uncontrollable or unknown flows of oil, gas or well fluids;

•	pipe or cement failures and casing collapses;

•	pipeline or other facility ruptures and spills;

•	equipment malfunctions or operator error;

•	discharges of toxic gases;

•	environmental costs and liabilities due to our use, generation, handling and disposal of materials, including wastes, hydrocarbons and other chemicals; and

•	environmental damages caused by previous owners of property we purchase and lease.
Some of these risks or hazards could materially and adversely affect our revenues and expenses and cash flows by reducing or shutting in production from wells, loss of equipment or otherwise negatively impacting the projected economic performance of our prospects. If any of these risks occur, we could incur substantial losses as a result of:

•	injury or loss of life;

•	severe damage or destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	investigatory and clean-up responsibilities;

•	regulatory investigation and penalties or lawsuits;

•	limitation on or suspension of our operations; and

•	repairs and remediation costs to resume operations.
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
In addition, our hydraulic fracturing operations require significant quantities of water. Regions in which we operate have recently experienced drought conditions. Any diminished access to water for use in hydraulic fracturing, whether due to usage restrictions or drought or other weather conditions, could curtail our operations or otherwise result in delays in operations or increased costs.
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
While we maintain insurance against some potential losses or liabilities arising from our operations, our insurance does not protect us against all operational risks. The occurrence of any of the foregoing events and any costs or liabilities incurred as a result of such events, if uninsured or in excess of our insurance coverage or not indemnified, could reduce revenue and cash flows and the funds available to us for our exploration, development and production activities and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows. See also “— We may not be insured against all of the operating risks to which our business is exposed.”
Our identified drilling locations are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations is subject to a number of uncertainties, including oil, natural gas and NGL prices, the availability of capital, costs, drilling results, regulatory approvals, available transportation capacity, and other factors. If future drilling results in these projects do not establish sufficient reserves to achieve an economic return, we may curtail drilling in these projects. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce crude oil or natural gas from these or any other potential drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified. Currently low oil prices, reduced capital spending and numerous other factors, many of which are beyond our control, could result in our failure to establish production on undeveloped acreage, and, if we are not able to renew leases before they expire, any proved undeveloped reserves associated with such leases will be removed from our proved reserves. The combined net acreage expiring in the next three years represents 64% of our total net undeveloped acreage at December 31, 2015. At that date, we had leases representing approximately 94,000 net undeveloped acres expiring in 2016, approximately 157,000 net undeveloped acres expiring in 2017, and approximately 97,000 net undeveloped acres expiring in 2018. Our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
Our proved undeveloped reserves may not be ultimately developed or produced. The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. At December 31, 2015, approximately 35% of our total estimated proved reserves (by volume) were undeveloped and may not be ultimately developed or produced. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove to be accurate. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled, or that the results of such development will be as estimated. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any proved undeveloped reserves that are not developed within this five-year time frame. A removal of such reserves could adversely affect our business.
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
As explained in more detail below, the hydraulic fracturing process is typically regulated by state oil and natural gas agencies, although the EPA, the BLM, and other federal regulatory agencies have taken steps to review or impose federal regulatory requirements. Certain states in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. Certain municipalities have already banned hydraulic fracturing, and courts have upheld those moratoria in some instances. In the past several years, dozens of states have approved or considered additional legislative mandates or administrative rules on hydraulic fracturing.
At the federal level, the EPA has issued final federal Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; proposed in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants; and issued in May 2014 an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands including, for example, notice to and pre‑approval by BLM of the proposed hydraulic fracturing activities; development and pre‑approval by BLM of a plan for managing and containing flowback fluids and produced water recovered during the hydraulic fracturing process; implementation of measures designed to protect usable water from hydraulic fracturing activities; and public disclosure of the chemicals used in the hydraulic fracturing fluid. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision is pending, however. In addition, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. The adoption of new federal rules or regulations relating to hydraulic fracturing could lead to increased operating costs, delays and curtailment in the pursuit of exploration, development or production activities, which in turn could materially adversely affect our operations.
Several governmental reviews are underway that focus on environmental aspects of hydraulic fracturing activities. In June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. The draft report is expected to be finalized after a public comment period and a formal review by EPA’s Science Advisory Board. In addition, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing.
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
Our ability to produce oil, natural gas and NGLs economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner. Development activities require the use of water. For example, the hydraulic fracturing process that we employ to produce commercial quantities of natural gas and oil from many reservoirs requires the use and disposal of significant quantities of water in addition to the water we use to develop our waterflood in the GMBU. In certain regions, there may be insufficient local capacity to provide a source of water for drilling activities. In these cases, water must be obtained from other sources and transported to the drilling site, adding to the operating cost. Our inability to secure sufficient amounts of water, or to dispose of or recycle the water used in our operations, could adversely impact our operations in certain areas. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations, such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of natural gas and oil. In recent history, public concern surrounding increased seismicity has heightened focus on our industry’s use of water in operations, which may cause increased costs, regulations or environmental initiatives impacting our use or disposal of water. Furthermore, future environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could cause delays, interruptions or termination of operations, which may result in increased operating costs and have an effect on our business, results of operations, cash flows or financial condition.
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
We are subject to complex laws and regulatory actions that can affect the cost, manner, feasibility or timing of doing business. Existing and potential regulatory actions could increase our costs and reduce our liquidity, delay our operations or otherwise alter the way we conduct our business. Exploration and development and the production and sale of oil, natural gas and NGLs are subject to extensive federal, state, provincial, tribal, local and international regulation. We may be required to make large expenditures to comply with environmental, natural resource protection, and other governmental regulations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (NAAQS) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Matters subject to regulation include the following, in addition to the other matters discussed under the caption “Regulation” in Items 1 and 2 of this report:

•	restrictions for the protection of wildlife that regulate the time, place and manner in which we conduct operations;

•	the amounts, types and manner of substances and materials that may be released into the environment;

•	response to unexpected releases into the environment;

•	reports and permits concerning exploration, drilling, production and other operations;

•	the placement and spacing of wells;

•	cement and casing strength;

•	unitization and pooling of properties;

•	calculating royalties on oil and gas produced under federal and state leases; and

•	taxation.
Under these laws, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials into the environment, remediation and clean-up costs, natural resource risk mitigation, damages and other environmental or habitat damages. We also could be required to install and operate expensive pollution controls, engage in environmental risk management or limit or even cease activities on lands located within wilderness, wetlands or other environmentally or politically sensitive areas. In addition, failure to comply with applicable laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as the imposition of corrective action orders. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Additional costs or operating restrictions associated with legislation or regulations could have a material adverse effect on our results of operations and cash flows, in addition to the demand for the oil, natural gas and NGLs that we produce.
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects. In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases,” (GHGs), present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration (PSD) pre-construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case‑by‑case basis. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. More recently, in December 2015, the EPA finalized rules added new sources to the scope of the GHG monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers of hydraulically fractured wells. The revisions also include the addition of well identification reporting requirements for certain facilities. These changes to EPA’s GHG emissions reporting rule could result in increased compliance costs. Also, in August 2015, the EPA announced proposed rules that would establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025. The BLM proposed similar regulations designed to reduce methane emissions for oil and gas activities on federal lands in January 2016 that seek to impose limits on venting and flaring and would require enhanced leak detection and repair programs. Increased regulation of methane and other GHGs have the potential to result in increased compliance costs and, consequently, adversely affect our operations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Severe limitations on GHG emissions could also adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
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
Federal legislation regarding swaps could adversely affect the costs of, or our ability to enter into, those transactions. Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was passed by Congress and signed into law in July 2010, amends the Commodity Exchange Act (CEA) to establish a comprehensive new regulatory framework for over-the-counter derivatives, or swaps, and swaps market participants, such as Newfield. The Dodd-Frank Act requires certain swaps to be cleared through a derivatives clearing organization, unless an exception from mandatory clearing is available, and if the swap is subject to a clearing requirement, to be executed on a designated contract market or swap execution facility. To date, the CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing. The CFTC has not yet required the clearing of any other classes of swaps, including commodity swaps. Although we expect to qualify for the end-user exception from the clearing requirement for our swaps entered into to hedge our commercial risks, the application of the mandatory clearing requirements to other market participants, such as swap dealers, along with changes to the markets for swaps as a result of the trade execution requirement, may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, or if the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions or execute them on a derivatives contract market or swap execution facility. In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception from margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, the posting of collateral could reduce our liquidity and cash available for capital expenditures and could reduce our ability to manage commodity price volatility and the volatility in our cash flows. Therefore, we are unable to determine the future costs on our derivative activities at this time.
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
In December 2013, the CFTC re-proposed rules to amend the CEA to establish position limits for certain commodity futures and options contracts, and physical commodity swaps that are economically equivalent to such contracts, including those derivative instruments that we use. If the CFTC position limit regulations are ultimately adopted substantially in the form proposed, they could result in additional compliance costs and alter our ability to effectively manage our commercial risks. Until the CFTC adopts final rules with respect to position limits and any exemptions for bona fide derivative transactions or off-setting positions from those limits, we will be unable to determine whether the CFTC’s proposed rules could result in additional derivative costs or adversely affect our ability to effectively manage our commercial risks.
In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent Newfield transacts with counterparties in foreign jurisdictions, it may become subject to such regulations. At this time, the impact of such regulations is not clear.
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
Future legislation may result in the elimination of certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production. Additionally, future federal or state legislation may impose new or increased taxes or fees on oil and natural gas extraction. Potential legislation, if enacted into law, could make significant changes to U.S. federal and state income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes could include, but are not limited to:

•	the repeal of the percentage depletion allowance for oil and natural gas properties;

•	the elimination of current deductions for intangible drilling and development costs;

•	the elimination of the deduction for certain U.S. production activities; and

•	an extension of the amortization period for certain geological and geophysical expenditures.
It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal and state income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development and any such change could negatively affect our financial condition and results of operations. Additionally, legislation could be enacted that increases the taxes states impose on oil and natural gas extraction. Moreover, the President of the United States has proposed, as part of the Budget of the United States Government for Fiscal Year 2017, to impose an "oil fee" of $10.25 on a per barrel equivalent of crude oil. This fee would be collected on domestically produced and imported products. The fee would be phased in evenly over five years, beginning October 1, 2016. The adoption of this, or similar proposals, could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil.
We have risks associated with our China operations. Ownership of property interests and production operations in China are subject to the various risks inherent in international operations. These risks may include:

•	currency restrictions, exchange rate fluctuations, or other activities that disrupt markets and restrict payments or the movement of funds;

•
loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, war, piracy, acts of terrorism, insurrection, civil unrest and other political risks or other changes in government;

•	difficulties obtaining permits or governmental approvals as a foreign operator;

•	taxation policies, including increases in taxes and governmental royalties, retroactive tax claims and investment restrictions;

•	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act and other anti-corruption compliance laws and issues;

•	disruptions in international crude oil cargo shipping activities;

•	physical, digital, internal and external security breaches;

•	forced renegotiation of, unilateral changes to, or termination of contracts with, governmental entities and quasi-governmental agencies;

•	changes in laws and policies governing operations in China;

•	our limited ability to influence or control the operation or future development of non-operated properties;

•	the operator’s expertise or other labor problems;

•	cultural differences;

•	difficulties enforcing our rights against a governmental entity because of the doctrine of sovereign immunity and foreign sovereignty over our China operations; and

•	other uncertainties arising out of foreign government sovereignty over our China operations.
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
Competition for, or the loss of, our senior management or experienced technical personnel may negatively impact our operations or financial results. To a large extent, we depend on the services of our senior management and technical personnel and the loss of any key personnel could have a material adverse effect on our business, financial condition and results of operations. Our continued drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain a seasoned management team and experienced explorationists, engineers, geologists and other professionals. In the past, competition for these professionals was strong, and in a price recovery environment may be strong again, which could result in future retention and attraction issues.
Competition in the oil and gas industry is intense. We operate in a highly competitive environment for acquiring properties and marketing oil, natural gas and NGLs. Our competitors include multinational oil and gas companies, major oil and gas companies, independent oil and gas companies, individual producers, financial buyers as well as participants in other industries supplying energy and fuel to consumers. Many of our competitors have greater and more diverse resources than we do. In addition, high commodity prices and stiff competition for acquisitions have in the past, and may in the future, significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek new entry. As a consequence, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and gas reserves or in our marketing of production, our financial condition, cash flows and results of operations may be adversely affected.
Shortages of oilfield equipment, services, supplies and qualified field personnel could adversely affect financial condition and results of operations. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for that equipment has increased along with the number of wells being drilled. The demand for qualified and experienced field personnel to drill wells and conduct field operations can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. These factors have caused significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment, services and raw materials. Similarly, lower oil and natural gas prices generally result in a decline in service costs due to reduced demand for drilling and completion services. If the current oil and gas market changes, and commodity prices quickly recover, we may face shortages of field personnel, drilling rigs, or other equipment or supplies, which could delay or adversely affect our exploration and development operations and have a material adverse effect on our business, financial condition, results of operations or cash flows, or restrict operations.
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
We may be subject to risks in connection with acquisitions and divestitures. As part of our business strategy, we have made and will likely continue to make acquisitions of oil and gas properties and to divest non-strategic assets. Suitable acquisition properties or suitable buyers of our non-strategic assets may not be available on terms and conditions we find acceptable.
Acquisitions pose substantial risks to our business, financial condition, cash flows and results of operations. These risks include that the acquired properties may not produce revenues, reserves, earnings or cash flows at anticipated levels. Also, the integration of properties we acquire could be difficult. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources to acquire properties. The successful acquisition of properties requires an assessment of several factors, including:

•	recoverable reserves;

•	exploration potential;

•	future oil and gas prices and their appropriate differentials;

•	operating costs and production taxes; and

•	potential environmental and other liabilities.

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
In addition, our divestitures may pose significant residual risks to the Company, such as divestitures where we retain certain liabilities or we have legal successor liability due to the bankruptcy or dissolution of the purchaser. See for example “— We may be responsible for decommissioning liabilities for offshore interest we no longer own.” Generally, uneconomic or unsuccessful acquisitions and divestitures may divert management’s attention and financial resources away from our existing operations, which could have a material adverse effect on our financial condition.
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
Our certificate of incorporation, bylaws, some of our arrangements with employees and Delaware law contain provisions that could discourage an acquisition or change of control of us. Our certificate of incorporation and bylaws contain provisions that may make it more difficult to affect a change of control, to acquire us or to replace incumbent management, including, for example, limitations on shareholders’ ability to remove directors, call special meetings and to propose and nominate directors or otherwise propose actions for approval at stockholder meetings, as well as the ability of our board of directors to amend our certificate of incorporation and bylaws and to issue and set the terms of preferred stock without the approval of our stockholders. In addition, our change of control severance plan, change of control severance agreements with certain officers and our omnibus stock plans and deferred compensation plan contain provisions that provide for severance payments and accelerated vesting of benefits, including accelerated vesting of equity awards and acceleration of deferred compensation, upon a change of control. Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions could discourage or prevent a change of control, even if it may be beneficial to our stockholders, or could reduce the price our stockholders receive in an acquisition of us.
Delays in obtaining licenses, permits, and other government authorizations required to conduct our operations could adversely affect our business. Our operations require licenses, permits, and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable government agencies, among other factors.

Our inability to obtain, or our loss of or denial of extension, to any of these licenses or permits could hamper our ability to produce revenues or cash flows from our operations.
Item 1B. Unresolved Staff Comments

Not applicable.

Item 3. Legal Proceedings

In early 2012, through a voluntary environmental audit, we discovered potential violations of section 404 of the Clean Water Act relating to possible unpermitted discharges of fill materials into certain wetlands and drainages in the Uinta Basin. The potential violations were discovered on certain Newfield locations and several locations acquired in 2011. In June 2012, we self-disclosed these potential violations to the U.S. Army Corps of Engineers (Corps), in accordance with the EPA’s Audit Policy and an interagency memorandum of understanding with the Corps. The Corps initially indicated to us that it would not pursue penalty charges, but instead would work with us to restore the unpermitted discharges and acquire the appropriate after-the-fact permits. The EPA later inquired with the Corps, and was informed about the potential violations. Thereafter, the EPA initiated an administrative enforcement action against Newfield. The EPA evaluated the discharges and our proposed restoration and mitigation, and a negotiated settlement was finalized. On November 13, 2014, Newfield entered into an Administrative Order on Consent and a Combined Complaint and Consent Agreement to settle the matter. The EPA executed both agreements on December 17, 2014. The EPA published the notice of the Combined Complaint and Consent Agreement on December 17, 2014, for a 40-day comment period. No comments were received by the EPA. The settlement terms involved payment of a $175,000 penalty, restoration of much of the unpermitted discharges and off-site mitigation. The EPA issued the Final Order together with the fully executed Combined Complaint and Consent Agreement on January 27, 2015. The penalty was paid in 2015 and the remediation and mitigation work was completed in 2015. This administrative settlement did not have a material adverse effect on our financial position, cash flows or results of operations.

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

From time to time we receive notices of violation from governmental and regulatory authorities in areas in which we operate related to alleged violations of environmental statutes or rules and regulations promulgated thereunder. We cannot predict with certainty whether these notices of violation will result in fines or penalties, or if such fines or penalties are imposed, that they would individually or in the aggregate exceed $100,000. If any federal government fines or penalties are in fact imposed that are greater than $100,000, then we will disclose such fact in our subsequent filings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages (as of February 19, 2016) and positions held by our executive officers. Our executive officers serve at the discretion of our Board of Directors.

Name	Age	Position	Total Years of Service with Newfield
Lee K. Boothby	54	President, Chief Executive Officer and Chairman of the Board	16
Lawrence S. Massaro	52	Executive Vice President and Chief Financial Officer	5
Gary D. Packer	53	Executive Vice President and Chief Operating Officer	20
George T. Dunn	58	Senior Vice President — Development	23
John H. Jasek	46	Senior Vice President — Operations	16
Stephen C. Campbell	47	Vice President — Investor Relations	16
George W. Fairchild, Jr.	48	Chief Accounting Officer	4
Timothy D. Yang	43	General Counsel and Corporate Secretary	1
Valerie A. Mitchell	44	Vice President — Mid-Continent	11
Matthew R. Vezza	42	Vice President — Western Region	3

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

Gary D. Packer was promoted to the position of Executive Vice President and Chief Operating Officer in May 2009. Prior thereto, he was promoted from Gulf of Mexico General Manager to Vice President — Rocky Mountains in November 2004. Mr. Packer joined the Company in 1995. Prior to joining Newfield, Mr. Packer worked for Amerada Hess Corporation in both the Rocky Mountains and Gulf of Mexico divisions. Prior to these roles, he worked for Tenneco Oil Company. In December 2014, Mr. Packer joined the board of directors of Bennu Oil & Gas, LLC, a private oil and gas company operating offshore in the Gulf of Mexico. He serves as a board member for the Independent Petroleum Association of America. He holds a degree in Petroleum and Natural Gas Engineering from Penn State University.

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

John H. Jasek was promoted to Senior Vice President — Operations in October of 2014, after serving as Vice President — Onshore Gulf Coast since February 2011. Prior to that, Mr. Jasek served as Vice President — Gulf of Mexico from December 2008 until February 2011 and as Vice President — Gulf Coast from October 2007 until December 2008. He previously managed our Gulf of Mexico operations from March 2005 until October 2007, and was promoted from General Manager to Vice President — Gulf of Mexico in November 2006. Prior to March 2005, he was a petroleum engineer in the Western Gulf of Mexico. Before joining Newfield, Mr. Jasek worked for Anadarko Petroleum Corporation and Amoco Production Company. He has a degree in Petroleum Engineering from Texas A&M University.

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

George W. Fairchild, Jr. was promoted to Chief Accounting Officer in November 2013. Mr. Fairchild joined Newfield in August of 2012 as Controller and has served as the Company’s Principal Accounting Officer since joining the Company. Prior to joining Newfield, Mr. Fairchild served as Controller for Sheridan Production Company LLC, a privately-held oil and gas company, beginning in 2009 and was Vice President and Controller of Davis Petroleum Corporation, also a privately-held oil and gas company, from 2006 to 2009. Prior thereto, Mr. Fairchild was with Burlington Resources Inc., a publicly-held oil and gas company, serving as Senior Manager — Accounting Policy & Research from 2001 to 2006 and Manager — Internal Audit from 2000 to 2001. Before joining Burlington Resources Inc., he was with PricewaterhouseCoopers LLP from 1993 to 2000. Mr. Fairchild served in the U.S. Air Force from 1986 to 1990. He holds a Bachelor of Business Administration in Accounting from The University of Texas at Austin and is a Certified Public Accountant in the state of Texas.

Timothy D. Yang joined Newfield as General Counsel and Corporate Secretary in July 2015. Prior to joining Newfield, Mr. Yang served as Senior Vice President, Land & Legal, General Counsel, Chief Compliance Officer and Secretary of Sabine Oil & Gas Corporation from December 2014 to July 2015. Mr. Yang was previously promoted to Senior Vice President, General Counsel, Chief Compliance Officer and Secretary in February 2013 after beginning service at Sabine in 2011 as Vice President, General Counsel and Secretary. Prior to Sabine, Mr. Yang served as Associate General Counsel and Assistant Corporate Secretary for Eagle Rock Energy Partners, L.P. from 2009 to 2011. His legal experience covers both public and private companies within the energy and investment industries including Invesco Ltd./AIM Investments, Pogo Producing Company and AEI Services LLC. Mr. Yang holds a Bachelor of Arts in Biology from Trinity University, obtained his Juris Doctor from the University of Houston Law Center and is a member of the Texas and Kansas state bar associations.

Valerie A. Mitchell was promoted to Vice President — Mid-Continent in February 2015, after serving as Vice President — Corporate Development beginning in June of 2014. From 2011 to June 2014, she served as General Manager of our Mid-Continent business unit. Prior to that, Ms. Mitchell served in a number of leadership roles since joining Newfield in July 2004, including business development manager for our onshore Gulf Coast region and asset lead and asset manager from 2009 to 2011. Ms. Mitchell began her career as a reservoir engineer with Shell Oil in 1996 and thereafter worked in various technical and management positions at The Coastal Corporation and El Paso Corporation. She has served in leadership positions for several industry organizations including the Oklahoma Independent Producers Association and the Society of Petroleum Engineers. She holds a Bachelor of Science in Chemical Engineering from the University of Missouri-Columbia.

Matthew R. Vezza was promoted to Vice President — Western Region in August of 2015 when the Company's Onshore Gulf Coast and Rocky Mountain business units were combined after serving as Vice President  — Rocky Mountains beginning in June of 2014. Mr. Vezza joined Newfield in August 2012 as General Manager of our Rocky Mountains business unit after 16 years with Marathon Oil Company. Mr. Vezza began his career at Marathon in 1996 as a production engineer and then moved through the organization in various technical and managerial roles in Oklahoma, Texas, Louisiana, Colorado and Wyoming. While at Marathon, Mr. Vezza's last position, from August 2009 to August 2012, was serving as Asset Manager - Wyoming. Mr. Vezza is a member of the Society of Petroleum Engineers and holds a Bachelor of Science in Petroleum and Natural Gas Engineering from Penn State University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “NFX.” The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock on the NYSE.

	High	Low
2014:
First Quarter	$31.75	$23.57
Second Quarter	44.26	30.94
Third Quarter	45.43	36.97
Fourth Quarter	37.49	22.90
2015:
First Quarter	$36.26	$22.31
Second Quarter	40.27	33.96
Third Quarter	36.77	26.78
Fourth Quarter	41.34	29.88
2016:
First Quarter (through February 19, 2016)	$33.01	$20.84

On February 19, 2016, the last reported sales price of our common stock on the NYSE was $22.31. As of that date, there were approximately 1,482 record holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We intend to retain earnings for the future operation and development of our business. Any future cash dividends to holders of our common stock would depend on future earnings, capital requirements, our financial condition and other factors determined by our Board of Directors. The covenants contained in our credit facility and in the indentures governing our 5¾% Senior Notes due 2022, our 5⅝% Senior Notes due 2024 and our 5⅜% Senior Notes due 2026 could restrict our ability to pay cash dividends. See “Contractual Obligations” under Item 7 of this report and Note 10, “Debt,” to our consolidated financial statements in Item 8 of this report.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
October 1 — October 31, 2015	7,304	$33.77	—	—
November 1 — November 30, 2015	7,514	40.26	—	—
December 1 — December 31, 2015	4,781	37.00	—	—
Total	19,599	$37.05	—	—
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

Stockholder Return Performance Presentation

The performance presentation below is being furnished pursuant to applicable rules of the SEC. As required by these rules, the performance graph was prepared based upon the following assumptions:

•	$100 was invested in our common stock, the S&P 500 Index, the Philadelphia Oil/Exploration & Production Index (PHLX SIG) and our peer group on December 31, 2010 at the closing price on such date;

•	investment in our peer group was weighted based on the stock market capitalization of each individual company within the peer group at the beginning of the period; and

•	dividends were reinvested on the relevant payment dates.

For 2015, we refreshed our peer group to better reflect our focus on U.S. domestic resource plays.

New Peer Group.    Our new peer group consists of Bill Barrett Corporation, Carrizo Oil & Gas, Inc., Concho Resources Inc., Chesapeake Energy Corporation, Cimarex Energy Co., Continental Resources Inc., Devon Energy Corporation, Energen Corp., EP Energy Corp., Jones Energy, Marathon Oil Corporation, Matador Resources Company, Noble Energy, Inc., PDC Energy, Pioneer Natural Resources Company, QEP Resources Inc., SM Energy Co., Whiting Petroleum Corporation and WPX Energy Inc.

Prior Peer Group.    Our prior peer group consisted of Cimarex Energy Co., Continental Resources Inc., EP Energy Corp., QEP Resources Inc., SandRidge Energy Inc., SM Energy Company and Whiting Petroleum Corporation.

Comparison of Five-Year Cumulative Total Return

Total Return Analysis	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Newfield Exploration Company	$100.00	$52.32	$37.14	$34.16	$37.61	$45.15
S&P 500 Index - Total Returns	100.00	102.11	118.45	156.82	178.28	180.75
PHLX SIG Oil Exploration & Production Index	100.00	90.94	84.64	107.12	76.81	42.18
New Peer Group	100.00	99.53	95.49	134.62	107.05	66.51
Prior Peer Group	100.00	93.94	90.35	129.72	87.17	51.55

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Statement of Operations Data:
Oil, gas and NGL revenues(1)	$1,557	$2,288	$1,857	$1,562	$1,824
Income (loss) from continuing operations	(3,362)	650	73	(922)	427
Net income (loss)	(3,362)	900	147	(1,184)	539
Earnings (loss) per share:
Diluted:
Income (loss) from continuing operations	$(21.18)	$4.71	$0.39	$(6.85)	$3.16
Diluted earnings (loss) per share	(21.18)	6.52	0.94	(8.80)	3.99
Weighted-average number of shares outstanding for diluted earnings (loss) per share	159	138	136	135	135
Balance Sheet Data (at end of period):
Total assets	$4,768	$9,580	$9,297	$7,884	$8,968
Long-term debt	2,467	2,874	3,670	3,017	2,983
 _________________
(1) Continuing operations only (excludes Malaysia).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids. Our operations are focused primarily on large scale, onshore liquids-rich resource plays in the United States. Our principal areas of operation are the Anadarko and Arkoma Basins of Oklahoma, the Williston Basin of North Dakota, the Uinta Basin of Utah and the Maverick and Gulf Coast basins of Texas. In addition, we have oil developments offshore China.

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

•the amount of cash flows available for capital investments;
•our ability to borrow and raise additional capital; and
•the quantity of oil, natural gas and NGLs that we can economically produce.

Crude oil and natural gas prices decreased significantly over the last year and remain low into the first quarter of 2016. Nevertheless, we had many operational, financial and strategic successes in 2015.

Significant 2015 highlights include:

•	domestic production increased 6% over 2014 to 49.3 MMBOE, excluding approximately 7.7 Bcf of natural gas produced and consumed in operations;

•	domestic liquids production up 12% over 2014;

•	net acres in SCOOP and STACK were approximately 315,000 acres;

•	lease operating expense for continuing operations, on a per BOE basis, decreased 21% year-over-year;

•
general and administrative expense for continuing operations, on a per BOE basis, decreased 6% year-over-year, despite approximately $40 million of one-time costs related to the reduction of our workforce and domestic restructuring costs incurred during the year;

•	net derivative asset of $367 million at December 31, 2015, $271 million of which relates to 2016 production;

•
25.3 million additional shares of common stock issued through a public equity offering, for net proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit;

•	net proceeds from new debt issued through a public debt offering were used to redeem existing debt with a higher interest rate;

•	credit facility amended to increase the borrowing capacity by $400 million to $1.8 billion and extend the maturity date two years to 2020; and

•	domestic business restructured to better utilize resources and improve cost efficiencies.

We have adapted our 2016 business plan in response to the continuation of low commodity prices:

•	maintain and prioritize liquidity preservation over reserve and production growth;

•	better align capital investments with cash flows from operations;

•	allocate the majority of capital to SCOOP and STACK; and

•	implement a plan to further reduce domestic per unit lease operating costs.

While we expect to achieve savings from cost reductions during 2016, given the lower oil and natural gas price environment as compared to 2015, our revenues are expected to be significantly lower in 2016 as compared to 2015.

Results of Continuing Operations

Our continuing operations consist of exploration, development and production activities in the United States and China.

Domestic Revenues and Production.    Revenues from domestic operations of $1.3 billion for the year ended December 31, 2015 were 42% lower than 2014. The lower revenues were attributable to a 46% decrease in the average revenue per BOE compared to 2014. Domestic liquids production increased 12% year over year, reducing the impact of lower commodity prices by $236 million.

Our 2015 domestic crude oil production increased 15%, primarily due to doubling our Anadarko Basin oil volumes from 2014 levels. Additionally, Williston Basin and Eagle Ford each experienced year over year oil production increases of 3%. Domestic NGL production increased 4%, while natural gas production decreased 2% from 2014 levels. Adjusted for the sale of Granite Wash assets in the third quarter of 2014 (as discussed in Note 6, “Oil and Gas Properties and Other Property and Equipment,” to the consolidated financial statements contained in Item 8 of this report), NGL and natural gas production increased 16% and 8%, respectively. NGL production volumes increased in the Anadarko Basin and Williston Basin by 20% and 40%, respectively. Natural gas production in the Anadarko Basin and Williston Basin increased 42% and 20%, respectively.

 Revenues from domestic operations of $2.2 billion for the year ended December 31, 2014 were 26% higher than 2013. The increase was primarily due to a 38% year-over-year increase in our liquids production. Increased oil production generated approximately 81% of the total revenue increase primarily due to production increases in our Anadarko, Williston and Uinta Basins of 103%, 46% and 15% respectively. The increase related to higher oil production was partially offset by lower oil prices, which reduced the overall oil volume and price impact to 58% of the total revenue growth. Increased NGL production in the Anadarko Basin, Eagle Ford and Williston Basin of 147%, 63% and 55%, respectively, during the year ended December 31, 2014 generated approximately 25% of the total revenue increase. Approximately 18% of the total revenue increase was due to higher natural gas prices received during the year ended December 31, 2014 compared to the year ended December 31, 2013.

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

China Revenues and Production/Liftings.    Our revenues from China were $262 million for the year ended December 31, 2015. Approximately 85% of our 2015 production from China was from the Pearl development, which achieved first oil in the fourth quarter of 2014.

Revenues from China of $39 million for the year ended December 31, 2014 were 43% lower than 2013. The decrease was primarily due to the temporary shut-in of production in Bohai Bay by the operator during the second and third quarters of 2014 for scheduled repair and maintenance activities, along with a 24% decrease in oil price during 2014. Production from China decreased 25% compared to the same period in 2013 primarily due to the temporary shut-in. Production resumed in August 2014; however, we had not accumulated sufficient quantities to schedule a lifting during the remainder of 2014. Liftings from Bohai Bay resumed in the first quarter of 2015. The decrease in liftings from Bohai Bay was partially offset by the first lifting from our Pearl development in December 2014.

The following table reflects our production/liftings from continuing operations and average realized commodity prices:

	2015	2014	2013
Production/Liftings:
Domestic:(1)
Crude oil and condensate (MBbls)	21,346	18,547	14,200
Natural gas (Bcf)	116.3	118.2	116.1
NGLs (MBbls)	8,553	8,207	5,163
Total (MBOE)	49,277	46,448	38,706
China:(2)
Crude oil and condensate (MBbls)	5,399	499	668
Total continuing operations:
Crude oil and condensate (MBbls)	26,745	19,046	14,868
Natural gas (Bcf)	116.3	118.2	116.1
NGLs (MBbls)	8,553	8,207	5,163
Total (MBOE)	54,676	46,946	39,374
Average Realized Prices:
Domestic:(3)
Crude oil and condensate (per Bbl)	$39.89	$80.40	$86.21
Natural gas (per Mcf)	2.40	4.11	3.39
NGLs (per Bbl)	18.40	32.04	30.74
Crude oil equivalent (per BOE)	26.28	48.41	45.91
China:
Crude oil and condensate (per Bbl)	$48.50	$78.52	$103.19
Total continuing operations:
Crude oil and condensate (per Bbl)	$41.63	$80.35	$86.97
Natural gas (per Mcf)	2.40	4.11	3.39
NGLs (per Bbl)	18.40	32.04	30.74
Crude oil equivalent (per BOE)	28.48	48.73	46.88
 _________________

(1)	Excludes natural gas produced and consumed in operations of 7.7 Bcf in 2015, 8.5 Bcf in 2014 and 8.1 Bcf in 2013.

(2)	Represents our net share of volumes sold regardless of when produced.

(3)	Had we included the realized effects of derivative contracts, the domestic average realized prices would have been as follows:

	2015	2014	2013
Crude oil and condensate (per Bbl)	$57.48	$80.23	$85.77
Natural gas (per Mcf)	3.51	3.81	3.97

Operating Expenses.

Year ended December 31, 2015 compared to December 31, 2014

The following table presents information about operating expenses for our continuing operations:

	Unit-of-Production			Total Amount
	Year Ended December 31,		Percentage Increase (Decrease)	Year Ended December 31,		Percentage Increase (Decrease)
	2015	2014		2015	2014
	(Per BOE)			(In millions)
Domestic:
Lease operating	$4.69	$6.44	(27)%	$231	$299	(23)%
Transportation and processing	4.29	3.74	15%	212	174	22%
Production and other taxes	0.91	2.26	(60)%	45	105	(57)%
Depreciation, depletion and amortization	15.31	18.46	(17)%	754	857	(12)%
General and administrative	4.80	4.78	—%	237	221	7%
Ceiling test and other impairments	97.13	—	100%	4,786	—	100%
Other	0.19	0.53	(64)%	9	25	(63)%
Total operating expenses	127.32	36.21	>100%	6,274	1,681	>100%
China:
Lease operating	$10.07	$24.05	(58)%	$54	$12	>100%
Production and other taxes	0.15	11.20	(99)%	1	6	(85)%
Depreciation, depletion and amortization	30.09	25.87	16%	163	13	>100%
General and administrative	1.31	1.11	18%	7	1	>100%
Ceiling test impairment	21.84	—	100%	118	—	100%
Other	0.21	—	100%	1	—	100%
Total operating expenses	63.67	62.23	2%	344	32	>100%
Total Continuing Operations:
Lease operating	$5.22	$6.62	(21)%	$285	$311	(8)%
Transportation and processing	3.87	3.70	5%	212	174	22%
Production and other taxes	0.84	2.36	(64)%	46	111	(59)%
Depreciation, depletion and amortization	16.77	18.53	(9)%	917	870	5%
General and administrative	4.46	4.74	(6)%	244	222	9%
Ceiling test and other impairments	89.69	—	100%	4,904	—	100%
Other	0.19	0.53	(64)%	10	25	(58)%
Total operating expenses	121.04	36.48	>100%	6,618	1,713	>100%
Domestic Operations. For the year ended December 31, 2015, total operating expenses per BOE for domestic operations increased significantly compared to the year ended December 31, 2014 due to the impact of ceiling test impairments of $4.8 billion. Excluding these ceiling test impairments and depreciation, depletion and amortization, which was lower in 2015 due to the ceiling test impairments, domestic operating expenses per BOE decreased 16% from 2014 for the following primary reasons:

•
Lease operating expenses (LOE) decreased 27% on a per BOE basis primarily due to lower service costs and higher production volumes. Service costs declined primarily in the Uinta and Anadarko basins period over period due to our increased focus on cost-reduction initiatives combined with downward service cost pressures in the industry due to lower oil and natural gas prices.

•
Transportation and processing expense increased 15% on a per BOE basis primarily due to the increase in combined gas and NGL volumes in SCOOP and STACK, which are subject to higher processing fees related to liquids-rich gas production.

•
Production and other taxes on a per BOE basis decreased 60% year-over-year primarily due to lower revenues, and a higher percent of our 2015 production derived from areas with lower production tax rates. Additional decreases were due to enhanced recovery credits and tax incentives for stripper wells for our Uinta Basin assets, which includes $7 million of credits that relates to prior years (see "Reclassifications and Out-of-Period Adjustments" in Note 1 to our consolidated financial statements in Item 8 of this report). Excluding the impact of these additional tax incentive recoveries, production and other taxes as a percent of total revenue were 4.0% and 4.7% for the years ended December 31, 2015 and 2014, respectively.

•
Depreciation, depletion and amortization (DD&A) decreased 17% on a per BOE basis primarily due to the impact of $4.8 billion non-cash ceiling test impairments recorded in 2015. We expect a further decrease in the first quarter of 2016 as a result of the impairment recorded effective December 31, 2015.

•
General and administrative expense (G&A) increased 7% primarily as a result of reduced capitalization of direct internal costs, workforce reductions, organization restructuring and stock-based compensation programs. Excluding these items that affect comparability, gross G&A costs decreased 15% year-over-year primarily due to cost savings initiatives including a more than 20% reduction of our workforce. The following table presents information regarding G&A expenses for our domestic operations:

	Unit-of-Production			Total Amount
	Year Ended December 31,		Percentage Increase (Decrease)	Year Ended December 31,		Percentage Increase (Decrease)
	2015	2014		2015	2014
	(Per BOE)			(In millions)
G&A expense (net of amounts capitalized)	$4.80	$4.78	—%	$237	$221	7%
Capitalized direct internal costs(1)	1.52	2.90	(48)%	75	135	(45)%
Gross G&A expense	6.32	7.68	(18)%	312	356	(13)%
Other items:
Reduction in workforce and restructuring(2)	(0.77)	—	(100)%	(39)	—	(100)%
SVAP program(3)	0.05	(0.71)	>100%	3	(33)	>100%
Total	5.60	6.97	(20)%	276	323	(15)%
 _________________

(1)	Capitalized direct internal costs decrease is consistent with the reduced exploration and development activities in the Uinta, Williston and Maverick basins during 2015.

(2)
Includes severance costs for workforce reductions in early 2015, as well as office-lease abandonment and other organizational restructuring costs related to the consolidation of our Denver and Houston offices in 2015.

(3)
SVAP Program decrease is associated with the decrease in the estimated fair value of the liability for our Stockholder Value Appreciation Program (SVAP), which ended December 31, 2015. During 2014, three thresholds were achieved that resulted in payments to employees.

•
During 2015, we recorded non-cash ceiling test impairments of $4.8 billion due to a net decrease in the discounted value of our proved reserves. The decrease primarily resulted from a 47% decrease in crude oil SEC pricing and a 40% decrease in natural gas SEC pricing since December 31, 2014. These commodity price decreases were partially offset by the impact of current service cost reductions on our cash flow estimates. Additionally during the first quarter of 2015, we recorded a $4 million rig impairment associated with our decision to indefinitely lay down both of our company-owned drilling rigs in the Uinta Basin.

•	Other operating expense decreased $16 million primarily due to equipment inventory impairments and legal settlements recorded in 2014.

China Operations. For the year ended December 31, 2015, total operating expenses increased $312 million compared to the year ended December 31, 2014, primarily due to a full year of production activity from our Pearl development and the ceiling test impairments recorded in the third and fourth quarters of 2015. As a result of the different cost structures of our Pearl development and our Bohai Bay field, the 2015 results are not comparable with 2014. The 2015 increase was slightly offset by a $5 million decrease in production and other taxes. A new regulation was implemented by the Chinese government in early 2015 resulting in no special levy taxes on production with an actual realized contract price below $65 per barrel. As such, until our contract prices exceed $65 per barrel, we will continue to experience lower production and other taxes in China.

The Pearl development produced at a rate of 13,000 BOEPD (net) from five horizontal wells and one vertical well during the fourth quarter of 2015.

Year ended December 31, 2014 compared to December 31, 2013

The following table presents information about our operating expenses for our continuing operations:

	Unit-of-Production			Total Amount
	Year Ended December 31,		Percentage Increase (Decrease)	Year Ended December 31,		Percentage Increase (Decrease)
	2014	2013		2014	2013
	(Per BOE)			(In millions)
Domestic:
Lease operating	$6.44	$6.85	(6)%	$299	$266	13%
Transportation and processing	3.74	3.54	6%	174	137	27%
Production and other taxes	2.26	1.73	31%	105	67	57%
Depreciation, depletion and amortization	18.46	17.25	7%	857	668	28%
General and administrative	4.78	5.67	(16)%	221	219	1%
Other	0.53	0.34	56%	25	13	90%
Total operating expenses	36.21	35.38	2%	1,681	1,370	23%
China:
Lease operating	$24.05	$11.99	>100%	$12	$8	51%
Production and other taxes	11.20	17.82	(37)%	6	12	(53)%
Depreciation, depletion and amortization	25.87	26.47	(2)%	13	17	(27)%
General and administrative	1.11	—	100%	1	—	100%
Total operating expenses	62.23	56.28	11%	32	37	(17)%
Total Continuing Operations:
Lease operating	$6.62	$6.94	(5)%	$311	$274	14%
Transportation and processing	3.70	3.48	6%	174	137	27%
Production and other taxes	2.36	2.00	18%	111	79	40%
Depreciation, depletion and amortization	18.53	17.41	6%	870	685	27%
General and administrative	4.74	5.57	(15)%	222	219	2%
Other	0.53	0.33	61%	25	13	89%
Total operating expenses	36.48	35.73	2%	1,713	1,407	22%

Domestic Operations. For the year ended December 31, 2014, total operating expenses per BOE for domestic operations increased 2% as compared to the year ended December 31, 2013. The primary reasons for the change follow:

•
Lease operating expenses decreased 6% on a per BOE basis. Higher production volumes, coupled with flat year-over-year well repair costs in all areas, generated approximately 60% of the per BOE reduction. The remaining decrease relates primarily to successful water and compression cost management initiatives in our Williston Basin, Arkoma and Eagle Ford plays.

•	Transportation and processing expense increased 6% on a per BOE basis primarily due to a 59% increase in NGL volumes processed during 2014.

•
Production and other taxes as a percent of revenue increased 1%. Approximately one-half of this increase was the result of higher tax incentives as well as an ad valorem tax adjustment in 2013. The remaining increase, on a percent of revenue basis, was primarily due to the significant growth of our Williston Basin production, which is subject to a higher production tax rate. On a per BOE basis, the increase was driven by increased liquids production as a percent of total production and the associated increase in average revenue per BOE from $45.91 for the year ended December 31, 2013 to $48.41 for the year ended December 31, 2014.

•
Depreciation, depletion and amortization increased 28% primarily due to the 20% increase in production volumes in 2014 compared to 2013, combined with a 7% increase in the cost per unit of production. The increased cost per unit of production is primarily due to the transfer of approximately $760 million of unevaluated property costs into the full cost pool amortization base during the year. The majority of the costs were transferred in the fourth quarter in response to the significant decrease in oil and natural gas prices and the resulting impact on our future development plans.

•
General and administrative expense on a per BOE basis decreased 16% primarily due to increased production in 2014 as compared to 2013. G&A expense was flat year-over-year as increased employee-related expenses in 2014 were offset by higher capitalization of direct internal costs. Employee-related expenses increased by $32 million for stock-based compensation, primarily due to our Stockholder Value Appreciation Program, which achieved three payout targets in 2014 compared to one in 2013 (see Note 14, "Stock-Based Compensation," to our consolidated financial statements in Item 8 of this report). The increase in stock-based compensation expense was partially offset by a decrease of $13 million in labor-related costs associated primarily with the centralization of certain functions during the second half of 2013. For the year ended December 31, 2014, we capitalized $135 million ($2.90 per BOE) of direct internal costs as compared to $107 million ($2.77 per BOE) during the comparable period of 2013. This increase is primarily due to a higher portion of the costs associated with stock-based liability awards earned by employees who are directly involved with our exploration and development activities.

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

LOE per barrel increased over 100% as a result of one-time production preparation costs associated with our Pearl development, a higher tariff on crude oil produced from our Pearl development and higher operating costs associated with deepwater operations for our Pearl development. These increases were partially offset by a 37% decrease in production and other taxes per BOE, primarily due to the timing of liftings in China. Approximately 60% of our liftings in China were in the fourth quarter of 2014, which had significantly lower realized prices than 2013.

Interest Expense. The following table presents information about interest expense for each of the years ended
December 31. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties.

	2015	2014	2013
	(In millions)
Gross interest expense:
Credit arrangements	$10	$10	$11
Senior notes	132	101	101
Senior subordinated notes	21	89	93
Other	1	—	—
Total gross interest expense	164	200	205
Capitalized interest	(33)	(53)	(53)
Net interest expense	$131	$147	$152

Gross interest expense decreased in 2015 as compared to 2014 due to the redemption of our 7⅛% Senior Subordinated Notes due 2018 in the fourth quarter of 2014 and the redemption of our 6⅞% Senior Subordinated Notes due 2020 in April 2015. This decrease was partially offset by the additional interest expense associated with our $700 million 5⅜% Senior Notes due 2026 issued in March 2015. Gross interest expense decreased slightly in 2014 as compared to 2013 due to the redemption of our 7⅛% Senior Subordinated Notes due 2018 in the fourth quarter of 2014. See Note 10, “Debt,” to our consolidated financial statements in Item 8 of this report.

Capitalized interest decreased in 2015 as compared to 2014 due to a reduction of the average amount of unproved oil and gas properties coupled with a reduced capitalization rate due to a reduction in our average borrowing rate. The average balance of unproved oil and gas properties was consistent for the first three quarters of 2014 resulting in a relatively flat capitalized interest in 2014 as compared to 2013.

Commodity Derivative Income (Expense).    The fluctuations in commodity derivative income (expense) from period to period are due to the volatility of oil and natural gas prices and changes in our outstanding derivative contracts during these periods. The $259 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments is comprised of a $505 million realized gain and a $246 million unrealized loss. The amount of unrealized gain (loss) on derivatives is the result of the change in the total fair value of our derivative positions from the prior year. The components of the change in the fair value of our net derivative asset (liability) follows:

	Positions Settled in 2015	Positions Settling in 2016 and Thereafter	Total
	(In millions)
Net derivative asset at December 31, 2014	$423	$190	$613
Settled positions(1)	(423)	—	(423)
Change in fair value of remaining positions	—	177	177
Total unrealized gain (loss)	(423)	177	(246)
Net derivative asset (liability) at December 31, 2015	$—	$367	$367
_________________

(1)
Represents the fair value included in the net derivative asset as of December 31, 2014 that have settled during 2015. Actual settlement amounts differ due to the changes in the fair value of the positions between the balance sheet date and the settlement date and are reflected in the realized gain (loss) noted in Note 4, "Derivative Financial Instruments".

Taxes.    The effective tax rates for continuing operations for the years ended December 31, 2015, 2014 and 2013 were 32%, 37% and 64%, respectively. Our effective tax rate for all periods was different than the federal statutory rate of 35% due to the change in valuation allowances, non-deductible expenses, state income taxes, the differences between international and U.S. federal statutory rates, and the impact of our China earnings being taxed in both the U.S and China. Our future effective tax rates may also be impacted by additional ceiling test writedowns or other items which generate deferred tax assets, deferred tax asset valuation allowances, and/or reversal of such valuation allowances. The following table summarizes our tax activity that derives our 2015 effective tax rate.

	Domestic	China	Total
		(In millions)
Total income (loss) before income taxes	$(4,865)	$(82)	$(4,947)
U.S. federal statutory tax rate	35%	35%	35%
Tax expense at statutory tax rate	(1,703)	(29)	(1,732)
State and local income taxes, net of tax effect	(45)	—	(45)
Change in valuation allowances	202	13	215
Foreign tax on foreign earnings	—	(21)	(21)
Other	(2)	—	(2)
Total provision (benefit) for income taxes	$(1,548)	$(37)	$(1,585)
Effective tax rate	32%	45%	32%

See Note 7, "Income Taxes" to our consolidated financial statements in Item 8 of this report for additional disclosures.

Results of Discontinued Operations - Malaysia

During the second quarter of 2013, our business in Malaysia met the criteria for classification as held for sale and reported as discontinued operations. In February 2014, Newfield International Holdings Inc., a wholly-owned subsidiary of the Company, closed the sale of our Malaysia business to SapuraKencana Petroleum Berhad, a Malaysian public company, for $898 million. See Note 1, “Organization and Summary of Significant Accounting Policies,” and Note 19, “Discontinued Operations,” to our consolidated financial statements in Item 8 of this report for additional information regarding the sale of our Malaysia business.

Revenues and Liftings.  Our 2014 and 2013 Malaysia revenues were primarily from the sale of crude oil. Substantially all of the crude oil from our offshore Malaysia operations was produced into FPSOs and sold periodically as barge quantities were accumulated. Revenues were recorded when oil was lifted and sold, not when it was produced into FPSOs or onshore storage terminals. As a result, timing of liftings impacted period-to-period results.

For the year ended December 31, 2014, revenues from discontinued operations of $90 million were 89% lower than 2013 due to the sale of our Malaysia business in February 2014. The average realized price per BOE remained essentially flat for 2013 and through the close date of the sale in 2014.

The following table reflects our production and average realized commodity prices from discontinued operations for each of the years ended December 31:

	2014	2013
Production/Liftings:(1)
Crude oil and condensate (MBbls)	822	7,510
Natural gas (Bcf)	—	0.5
Total (MBOE)	822	7,600
Average Realized Prices:
Crude oil and condensate (per Bbl)	$109.86	$109.20
Natural gas (per Mcf)	—	3.65
Crude oil equivalent (per BOE)	109.86	108.17
________________

(1)	Represents our net share of volumes sold regardless of when produced.

Operating Expenses. The following table presents our total operating expenses for discontinued operations for 2014, which decreased 89% compared to the same period of 2013 as a result of the sale of our Malaysia business in February 2014.

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

In response to future uncertainty regarding the timing and magnitude of an eventual recovery of crude oil and natural gas prices, which have declined significantly since the fourth quarter of 2014, our capital spending for 2015 was reduced 26% from 2014 levels to reduce deficit spending and preserve long-term liquidity. During 2015, as part of our strategy to optimize long-term liquidity, we:

•
issued 25.3 million additional shares of common stock through a public equity offering and received net proceeds of approximately $815 million in the first quarter of 2015, which were used primarily to repay all borrowings under our credit facility and money market lines of credit;

•
issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of $691 million in March 2015. In April 2015, we used these proceeds and cash on hand to redeem the $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020; and

•	amended our credit facility in March 2015 to increase the borrowing capacity from $1.4 billion to $1.8 billion and extend the maturity date from June 2018 to June 2020.

We expect our 2016 budget will be financed through our cash flows from operations, borrowings under our credit facility, selling non-strategic assets or potentially accessing the public debt and equity markets. Our 2016 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $100 million, is expected to be approximately $625-$675 million.

Actual capital expenditure levels may vary significantly due to many factors, including drilling results; oil, natural gas and NGL prices; industry conditions; the prices and availability of goods and services; and the extent to which properties are acquired or non-strategic assets are sold. We continue to screen for attractive acquisition opportunities; however, the timing and size of acquisitions, and our ability to fund them, are unpredictable. We believe we have the operational flexibility to react quickly with our capital expenditures to changes in circumstances or fluctuations in our cash flows.

We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available alternative sources of liquidity, including accessing debt and equity capital markets in light of current and expected economic conditions. We believe that our liquidity position and ability to generate cash flows from our operations will be adequate to fund 2016 operations and continue to meet our other obligations. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Arrangements and Other Financing Activities.    In March 2015, we entered into the fourth amendment to our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 2018 to June 2020 and increased the borrowing capacity from $1.4 billion to $1.8 billion. We incurred $7 million of financing costs related to this amendment, which will be amortized through June 2020. We also maintain money market lines of credit of $195 million. At December 31, 2015, we had $39 million in borrowings under our money market lines of credit, no borrowings outstanding under our revolving credit facility and no letters of credit outstanding under our credit facility.

In April 2015, we completed the redemption of our $700 million aggregate principal of 6⅞% Senior Subordinated Notes due 2020. The transaction included a premium payment of approximately $24 million. At December 31, 2015, we had no scheduled maturities of senior notes until 2022. For a more detailed description of the terms of our credit arrangements and senior notes, please see Note 10, “Debt,” to our consolidated financial statements in Item 8 of this report.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and certain noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives, ceiling test writedowns and goodwill impairments) to interest expense of at least 3.0 to 1.0. At December 31, 2015, we were in compliance with all of our debt covenants under our credit facility and do not foresee this changing in 2016.
As of February 19, 2016, we had $90 million outstanding under our money market lines of credit and $80 million outstanding under our revolving credit facility.

Working Capital.    Our working capital balance fluctuates as a result of the timing and amount of borrowings or repayments under our credit arrangements, changes in the fair value of our outstanding commodity derivative instruments as well as the timing of receiving reimbursement of amounts paid by us for the benefit of joint venture partners. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital. At December 31, 2015 and 2014, we had negative working capital of $22 million and $161 million, respectively.

Cash Flows from Operations.    Our primary source of capital and liquidity is cash flows provided by operations, which are primarily affected by the sale of oil, natural gas and NGLs, as well as commodity prices, net of the effects of derivative contract settlements and changes in working capital.

Our net cash flows provided by operations were approximately $1.2 billion in 2015, $1.4 billion in 2014 (includes $3 million of cash flows provided by our Malaysia discontinued operations) and $1.4 billion in 2013 (includes $249 million of cash flows provided by our Malaysia discontinued operations). We had no cash flows provided by discontinued operations in 2015. The primary driver of lower operating cash flows in 2015 was lower revenues as a result of lower commodity prices, which we expect to continue in 2016.

Cash Flows from Investing Activities.    Net cash used in investing activities for 2015 was $1.6 billion compared to $660 million for 2014. The increase in net cash used in 2015 investing activities was primarily due to net proceeds of $1.4 billion received in 2014 from the sale of our Malaysia business and Granite Wash assets. Cash used for capital expenditures in 2015 was approximately $457 million lower due to our planned reductions in capital spending as compared to 2014.

Cash Flows from Financing Activities.    Net cash provided by financing activities for 2015 was $380 million compared to net cash used in financing activities of $808 million for 2014. During 2015, we:

•
issued 25.3 million additional shares of common stock through a public equity offering and received net proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit; and

•
issued $700 million 5⅜% Senior Notes due 2026 through a public debt offering and received net proceeds of $691 million in March 2015. In April 2015, we used the proceeds and cash on hand to redeem our $700 million aggregate principal of our 6⅞% Senior Subordinated Notes due 2020.

•	During 2014, we redeemed our $600 million aggregate principal of 7⅛% Senior Subordinated Notes due 2018 using the proceeds from the sale of our Granite Wash assets.

Capital Expenditures.    Our capital investments for continuing operations for 2015 decreased 26% compared to 2014. The table below summarizes our capital investments.

	Twelve Months Ended December 31,
	2015	2014
	(In millions)
Continuing operations:
Exploration and development (exclusive of leasehold)	$1,112	$1,757
Acquisitions	128	33
Leasing proved and unproved property (leasehold)	176	119
Pipeline spending	3	9
Total continuing operations	1,419	1,918
Discontinued operations	—	12
Total	$1,419	$1,930

Restructuring

In April 2015, we announced plans to restructure our organization primarily in response to the current commodity price environment. See Note 16, "Restructuring Costs," to our consolidated financial statements in Item 8 of this report for additional details regarding our restructuring activities.

Contractual Obligations

The table below summarizes our significant contractual obligations due by year as of December 31, 2015.

		Year Ended December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(In millions)
Long-term debt:
Money market lines of credit	$39	$—	$—	$—	$—	$39	$—
5¾% Senior Notes due 2022	750	—	—	—	—	—	750
5⅝% Senior Notes due 2024	1,000	—	—	—	—	—	1,000
5⅜% Senior Notes due 2026	700	—	—	—	—	—	700
Total long-term debt	2,489	—	—	—	—	39	2,450
Other obligations(1):
Interest payments	1,185	138	138	138	137	137	497
Asset retirement obligations	194	2	3	12	3	3	171
Operating leases and other(2)	308	112	63	31	27	24	51
Firm transportation	337	88	84	67	54	20	24
Total other obligations	2,024	340	288	248	221	184	743
Total contractual obligations	$4,513	$340	$288	$248	$221	$223	$3,193
_________________

(1)
Excludes assets and liabilities associated with our derivative contracts, which are dependent on the commodity price at the time of the contract settlement. For a discussion regarding our derivative contracts, see Note 4, "Derivative Financial Instruments," to our consolidated financial statements in Item 8 of this report.

(2)
Includes agreements for office space, drilling rigs and other equipment, as well as certain service contracts. The majority of these obligations are related to contracts for office space and drilling rigs and are included at the gross contractual value. Due to our various working interests where the drilling rig contracts will be utilized, it is not feasible to estimate a net contractual obligation. Net payments under these contracts are accounted for as capital additions to our oil and gas properties and could be less than the gross obligation disclosed.

We have various oil and gas production volume delivery commitments that are related to our Uinta Basin production. Given the decline in oil and natural gas prices and the related impact on our 2016 planned capital investments, as well as the potential impact on development plans in future years, we could fail to deliver the minimum production required under these commitments. In the event that we are unable to meet our crude oil volume delivery commitments, we incur deficiency fees ranging from $3.50 to $6.50 per barrel. Based on forecasted production levels for 2016, we are projected to incur approximately $15 million in deficiency fees related to these delivery commitments. See Items 1 and 2, “Business and Properties” for a description of our production and proved reserves. As of December 31, 2015, our delivery commitments through 2025 were as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
Natural gas (MMMBtus)	20,285	20,285	—	—	—	—	—
Oil (MBbls)(1)	98,863	13,117	13,870	13,870	13,870	10,056	34,080
_________________

(1)
Our oil delivery commitments are with two Salt Lake City, Utah refiners and relate to our Uinta Basin production. One delivery commitment is for approximately 18,000 barrels of oil per day through 2020. The second commitment is for 15,000 barrels of oil per day in January 2016, increasing to 20,000 barrels of oil per day by the end of the third quarter 2016, and continues at that level through August 2025.

Commitments under Joint Operating Agreements.    Most of our properties are operated through joint ventures under joint operating or similar agreements. Typically, the operator under a joint operating agreement enters into contracts, such as drilling contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. These obligations are typically shared on a “working interest” basis. The joint operating agreement provides remedies to the operator if a non-

operator does not satisfy its share of the contractual obligations. Occasionally, the operator is permitted by the joint operating agreement to enter into lease obligations and other contractual commitments that are then passed on to the non-operating joint interest owners as lease operating expenses, frequently without any identification as to the long-term nature of any commitments underlying such expenses.

Oil and Gas Derivatives

We use derivative contracts to manage the variability in cash flows caused by commodity price fluctuations associated with our anticipated future oil and gas production for the next 24 to 36 months. As of December 31, 2015, we had no outstanding derivative contracts related to our NGL production. We do not use derivative instruments for trading purposes.

For a further discussion of our derivative activities, see "Critical Accounting Policies and Estimates — Commodity Derivative Activities" below and "Oil, Natural Gas and NGL Prices" in Item 7A of this report. See the discussion and tables in Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements in Item 8 of this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of December 31, 2015.

Between January 1, 2016 and February 19, 2016, we did not enter into additional derivative contracts.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or for any other purpose.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. See Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements in Item 8 of this report for a full description of the critical accounting policies and estimates below, as well as other accounting policies and estimates we make. Below are the most significant policies we apply in preparing our financial statements, some of which are subject to alternative treatments under generally accepted accounting principles. We also describe the most significant estimates and assumptions we make in applying these policies. We discussed the development, selection and disclosure of each of these with the Audit Committee of our Board of Directors.

Oil and Gas Activities.    Two generally accepted accounting methods are available for accounting for oil and gas producing activities — successful efforts and full cost. The most significant differences between these methods are the treatment of exploration costs and the manner in which the carrying values of oil and gas properties are amortized and evaluated for impairment. The successful efforts method requires unsuccessful exploration costs to be expensed, while these costs are capitalized under the full cost method. Both methods provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and gas properties under the successful efforts method is a two-step test that compares the carrying value of the properties to the undiscounted cash flows to assess for impairment. If required, the impairment is the difference between the carrying value of individual oil and gas properties and their estimated fair value using forward-looking prices. Impairment under the full cost method requires an evaluation of the after-tax carrying value of oil and gas properties included in a cost center against the after-tax net present value of future cash flows from the related proved reserves, using SEC pricing, costs in effect at year-end and a 10% discount rate.

We use the full cost method of accounting for our oil and gas activities. Our financial position and results of operations would have been significantly different had we used the successful efforts method.

Proved Oil, Natural Gas and NGL Reserves.    Our engineering estimates of proved oil, natural gas and NGL reserves directly impact financial accounting estimates, including DD&A expense and the full cost ceiling limitation. Proved oil, natural gas and NGL reserves are the estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs based on SEC pricing and under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors, including development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in commodity prices, operating costs and expected performance from a given reservoir will result in future revisions to our estimated proved reserves quantities. All reserve information in this report is based on estimates prepared by our petroleum engineering staff.

Full Cost Pool. Under the full cost method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits, interest and other internal costs directly attributable to these activities, are capitalized into country-based cost centers. Proceeds from the sale of oil and gas properties are applied as a reduction of the costs in the applicable cost center unless the reduction would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. Future development and abandonment costs are added, and unevaluated costs are withheld from the net costs capitalized in cost centers to represent a full cost pool, which is amortized and assessed for impairment.

Future Development and Abandonment Costs.    Future development costs include expected costs to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our gathering systems, production platforms and related structures and restoration costs of land and seabed. We estimate these costs for each of our properties based upon their geographic location, type of production structure, water depth, reservoir depth and characteristics, market demand for equipment, currently available procedures and information from our engineering consultants. Because these costs typically extend many years into the future, estimation is difficult and requires judgments that are subject to revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and abandonment costs annually, or more frequently if circumstances change.

The accounting guidance for future abandonment costs requires that a liability and corresponding long-lived asset for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred. The liability is increased to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

Holding all other factors constant, if our estimate of future development and abandonment costs is revised upward, earnings would decrease due to higher DD&A expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense. To change our diluted earnings per share by $0.01 for the year ended December 31, 2015, our domestic DD&A rate would need to change by $0.17 per BOE, which would require a change in estimate of our domestic future development and abandonment costs of approximately 4%, or $87 million. Our China DD&A rate would need to change by $1.99 per BOE, which would require a change in estimate of our China future development and abandonment costs of approximately 499%, or $23 million.

Costs Withheld From Amortization.    Costs associated with unevaluated properties are excluded from our amortization base until we have evaluated the properties or impairment is indicated. The costs associated with unevaluated leasehold acreage and related seismic data, wells currently drilling and capitalized interest are initially excluded from our amortization base. Leasehold costs are either transferred to our amortization base with the costs of drilling a well on the lease or are assessed at least annually for possible impairment or reduction in value. Leasehold costs are transferred to our amortization base to the extent a reduction in value has occurred, or a charge is made against earnings if the costs were incurred in a country for which a reserve base has not been established. Currently, there are no unevaluated properties for our China business.

Our decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and drilling results from adjacent acreage. At December 31, 2015, we had a total of $780 million of costs excluded from the respective full cost pools, all of which related to our domestic full cost pool. Inclusion of some or all of these costs in our domestic full cost pool, without adding any associated reserves, would have resulted in additional ceiling test writedowns.

Depreciation, Depletion and Amortization.    The full cost pool for each country is amortized using a unit-of-production method based on the cost center's proved oil, natural gas and NGL reserves. Estimated proved reserves are a significant component of the calculation of DD&A expense, and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test writedown. To change our diluted earnings per share for continuing operations by $0.01 for the year ended December 31, 2015, our domestic DD&A rate would need to change by $0.17 per BOE, which would require a change in the estimate of our domestic proved reserves of approximately 2%, or 8 MMBOE. Our China DD&A rate would need to change by $1.99 per BOE, which would require a change in the estimate of our China proved reserves of approximately 8%, or 1 MMBOE.

Full Cost Ceiling.    Under the full cost method, we are subject to quarterly calculations of a “ceiling” or limitation on the amount of oil and gas property costs that can be capitalized on our balance sheet. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. The ceiling value of oil, natural gas and NGL reserves is calculated based on SEC pricing and costs in effect as of the last day of the quarter. Once recorded, a ceiling test writedown is not reversible at a later date even if oil and gas prices increase.

Holding all other factors constant, it is likely that we will experience a ceiling test writedown in both the U.S. and China in the first quarter of 2016. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating and development costs, upward or downward reserve revisions, reserve adds and tax attributes. Subject to these numerous factors and inherent limitations, we believe that impairments in the first quarter of 2016 could exceed $500 million.

Allocation of Purchase Price in Business Combinations.    We monitor and screen for potential acquisitions of oil and gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and natural gas reserves and unproved properties. To the extent the consideration paid exceeds the fair value of the net assets acquired, we are required to record the excess as goodwill. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain. The value allocated to recoverable oil and natural gas reserves and unproved properties is subject to the cost center ceiling as described under “— Full Cost Ceiling” above. The accounting standard for business combinations establishes how a purchaser recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The standard also sets forth guidance related to the recognition, measurement and disclosure related to goodwill acquired in a business combination or gains associated with a bargain purchase transaction.

Commodity Derivative Activities.    Under accounting rules, we may elect to designate certain derivative contracts that qualify for hedge accounting as cash flow hedges against the price that we will receive for our future oil and gas production. However, we do not designate any of our derivative contracts as accounting hedges. Because derivative contracts not designated for hedge accounting are accounted for on a mark-to-market basis, we have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of December 31, 2015, we had net derivative assets of $367 million, of which 71%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model and, as such, is classified as a Level 3 fair value measurement. The value of these contracts at their respective settlement dates could be significantly different than the fair value as of December 31, 2015. We periodically validate our valuations using independent third-party quotations. For further discussion of our derivative instruments and activities, see "Oil, Natural Gas and NGL Prices," in Item 7A of this report. Also see Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements in Item 8 of this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of December 31, 2015.

Stock-Based Compensation.    We apply a fair value-based method of accounting for stock-based compensation, which requires recognition in the financial statements of the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For equity awards, compensation expense is based on the fair value on the grant or modification date and is recognized in our financial statements over the vesting period. We utilize the Black-Scholes option-pricing model to measure the fair value of stock options and a Monte Carlo lattice-based model for our performance and market-based restricted stock and restricted stock units. We also have cash-settled restricted stock units that are accounted for under the liability method, which requires us to recognize the fair value of each award based on the underlying share price at the end of each period. See Note 14, “Stock-Based Compensation,” to our consolidated financial statements in Item 8 of this report for a full discussion of our stock-based compensation.

Income Taxes.    The amount of income taxes recorded by the Company requires significant judgment by management and is reviewed and adjusted routinely based on changes in facts and circumstances. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by applying tax regulations existing at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in our financial statements. Utilization of deferred tax assets is dependent upon generating sufficient future taxable income in the appropriate jurisdictions within the carryforward period. Estimates of future taxable income can be significantly affected by changes in oil, gas and NGL prices; estimates of the timing and amount of future production; and estimates of future operating and capital costs. Therefore, no certainty exists that we will be able to fully utilize deferred tax assets. We assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize deferred tax assets. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that some portion or all of the related deferred tax benefits will not be realized. Changes in judgment regarding future realizability of deferred tax assets may result in the reversal of all or a portion of the valuation allowance. In the period that determination is made, our net income will benefit from a lower effective tax rate. See Note 7, “Income Taxes,” to our consolidated financial statements in Item 8 of this report for a full discussion of income taxes.
New Accounting Requirements

See Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements in Item 8 of this report for a discussion of new accounting requirements.

Regulation

Exploration, development, production and the sale of oil, gas and NGLs are subject to extensive federal, state, provincial, tribal, local and international regulations. An overview of these regulations is set forth in Items 1 and 2, “Business and Properties — Regulation.” We believe we are in substantial compliance with currently applicable laws and regulations and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Please see the discussion under the caption “We are subject to complex laws and regulatory actions that can affect the cost, manner, feasibility or timing of doing business," in Item 1A of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in oil, natural gas and NGL prices, interest rates and foreign currency exchange rates as discussed below.

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative contracts can limit or reduce the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At December 31, 2015, 10 of our 15 counterparties accounted for approximately 85% of our contracted volumes with the largest counterparty accounting for approximately 15%.

Of our expected 2016 crude oil production, 16,280 MBbls are partially protected against price volatility through the use of collars and swaps, all of which have associated sold puts. The sold puts limit our downward price protection below the weighted average price of our sold puts of $74.47 per barrel. If the market price remains below $74.47 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $15.52 per barrel. For 6,242 MBbls of our 2016 volumes, we have locked in an average minimum premium of $13.62 over the market price through the use of purchased calls. The weighted average strike price of the purchased calls approximates the weighted average strike price of the sold puts, thereby effectively locking in the value. Of our expected 2017 crude oil production, 6,548 MBbls are partially protected against price volatility through the use of collars and swaps, all of which have associated sold puts. The sold puts limit our downward price protection below the weighted average price of our sold puts of $73.83 per barrel. If the market price remains below $73.83 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $15.06 per barrel. For 5,647 MBbls of our 2017 volumes, we have locked in an average minimum premium of $13.40 over the market price through the use of purchased calls. For further discussion of our derivative instruments and activities, see Note 4, “Derivative Financial Instruments” to our consolidated financial statements in Item 8 of this report.

Interest Rates

At December 31, 2015, our debt was comprised of:

	Fixed Rate Debt	Variable Rate Debt
	(In millions)
Revolving credit facility and money market lines of credit	$—	$39
5¾% Senior Notes due 2022	750	—
5⅝% Senior Notes due 2024	1,000	—
5⅜% Senior Notes due 2026	700	—
	$2,450	$39

We consider our interest rate exposure to be minimal because 98% of our obligations were at fixed rates as of December 31, 2015, and our variable rate debt was at a weighted-average interest rate of approximately 2%. A 10% increase in LIBOR would not materially impact our interest costs on debt outstanding at December 31, 2015, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our revolving credit facility and money market lines of credit.

Foreign Currency Exchange Rates

The functional currency for our China operations is the U.S. dollar. To the extent that business transactions in a foreign country are not denominated in the U.S. dollar, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at December 31, 2015.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that follows.

Lee K. Boothby	Lawrence S. Massaro
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

The Woodlands, Texas
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newfield Exploration Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Newfield Exploration Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Houston, Texas
February 24, 2016

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5	$14
Accounts receivable, net	262	439
Inventories	34	33
Derivative assets	284	431
Other current assets	40	23
Total current assets	625	940
Oil and gas properties, net — full cost method ($780 and $677 were excluded from amortization at December 31, 2015 and 2014, respectively)	3,819	8,232
Other property and equipment, net	172	182
Derivative assets	105	190
Long-term investments	20	26
Other assets	27	10
Total assets	$4,768	$9,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41	$32
Accrued liabilities	533	880
Advances from joint owners	58	34
Asset retirement obligations	2	3
Derivative liabilities	13	8
Deferred taxes	—	144
Total current liabilities	647	1,101
Other liabilities	48	45
Derivative liabilities	9	—
Long-term debt	2,467	2,874
Asset retirement obligations	192	183
Deferred taxes	26	1,484
Total long-term liabilities	2,742	4,586
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 and 200,000,000 shares authorized at December 31, 2015 and 2014, respectively; 164,102,786 and 137,603,643 shares issued at December 31, 2015 and 2014, respectively)	2	1
Additional paid-in capital	2,436	1,576
Treasury stock (at cost, 612,469 and 275,069 shares at December 31, 2015 and 2014, respectively)	(22)	(10)
Accumulated other comprehensive gain (loss)	(2)	(1)
Retained earnings (deficit)	(1,035)	2,327
Total stockholders’ equity	1,379	3,893
Total liabilities and stockholders’ equity	$4,768	$9,580

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Oil, gas and NGL revenues	$1,557	$2,288	$1,857

Operating expenses:
Lease operating	285	311	274
Transportation and processing	212	174	137
Production and other taxes	46	111	79
Depreciation, depletion and amortization	917	870	685
General and administrative	244	222	219
Ceiling test and other impairments	4,904	—	—
Other	10	25	13
Total operating expenses	6,618	1,713	1,407
Income (loss) from operations	(5,061)	575	450

Other income (expense):
Interest expense	(164)	(200)	(205)
Capitalized interest	33	53	53
Commodity derivative income (expense)	259	610	(97)
Other, net	(14)	(6)	—
Total other income (expense)	114	457	(249)

Income (loss) from continuing operations before income taxes	(4,947)	1,032	201

Income tax provision (benefit):
Current	17	5	(2)
Deferred	(1,602)	377	130
Total income tax provision (benefit)	(1,585)	382	128
Income (loss) from continuing operations	(3,362)	650	73
Income (loss) from discontinued operations, net of tax	—	250	74
Net income (loss)	$(3,362)	$900	$147

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(21.18)	$4.76	$0.39
Income (loss) from discontinued operations	—	1.83	0.55
Basic earnings (loss) per share	$(21.18)	$6.59	$0.94
Diluted:
Income (loss) from continuing operations	$(21.18)	$4.71	$0.39
Income (loss) from discontinued operations	—	1.81	0.55
Diluted earnings (loss) per share	$(21.18)	$6.52	$0.94

Weighted-average number of shares outstanding for basic earnings (loss) per share	159	137	135

Weighted-average number of shares outstanding for diluted earnings (loss) per share	159	138	136

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(3,362)	$900	$147
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0 for the years ended December 31, 2015 and 2014, and ($3) for the year ended December 31, 2013	—	—	7
Unrealized gain (loss) on post-retirement benefits, net of tax of $0 for the year ended December 31, 2015, $2 for the year ended December 31, 2014, and ($1) for the year ended December 31, 2013	(1)	(3)	2
Other comprehensive income (loss), net of tax	(1)	(3)	9
Comprehensive income (loss)	$(3,363)	$897	$156

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,362)	$900	$147
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	917	903	930
Deferred tax provision (benefit)	(1,602)	509	143
Stock-based compensation	25	28	43
Unrealized (gain) loss on derivative contracts	246	(649)	157
Gain on sale of Malaysia business	—	(373)	—
Ceiling test and other impairment	4,904	—	—
Other, net	43	21	14
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	83	47	(62)
(Increase) decrease in inventories	(2)	—	(11)
(Increase) decrease in other current assets	(17)	(30)	12
(Increase) decrease in other assets	(8)	2	6
Increase (decrease) in accounts payable and accrued liabilities	(45)	21	74
Increase (decrease) in advances from joint owners	24	5	(1)
Increase (decrease) in other liabilities	3	3	(7)
Net cash provided by (used in) operating activities	1,209	1,387	1,445
Cash flows from investing activities:
Additions to oil and gas properties	(1,607)	(2,064)	(1,987)
Acquisitions of oil and gas properties	(125)	(33)	(72)
Proceeds from sales of oil and gas properties	90	620	36
Proceeds received from sale of Malaysia business, net	—	809	—
Additions to other property and equipment	(13)	(31)	(36)
Redemptions of investments	—	39	1
Proceeds from insurance settlement, net	57	—	—
Net cash provided by (used in) investing activities	(1,598)	(660)	(2,058)
Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	1,908	2,949	3,263
Repayments of borrowings under credit arrangements	(2,315)	(3,152)	(2,614)
Proceeds from issuance of senior notes	691	—	—
Repayment of senior subordinated notes	(700)	(600)	—
Debt issue costs	(8)	—	(4)
Proceeds from issuances of common stock, net	819	6	1
Repurchase of preferred shares of subsidiary	—	—	(20)
Purchases of treasury stock, net	(12)	(11)	(6)
Other	(3)	—	—
Net cash provided by (used in) financing activities	380	(808)	620
Increase (decrease) in cash and cash equivalents	(9)	(81)	7
Cash and cash equivalents, beginning of period	14	95	88
Cash and cash equivalents, end of period	$5	$14	$95

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	136.5	$1	(1.2)	$(36)	$1,522	$1,300	$(7)	$2,780
Issuances of common stock	0.2	—			1			1
Stock-based compensation					45			45
Treasury stock, net			0.7	23	(29)			(6)
Net income (loss)						147		147
Other comprehensive income (loss), net of tax							9	9
Repurchase of preferred shares of subsidiary						(20)		(20)
Balance, December 31, 2013	136.7	1	(0.5)	(13)	1,539	1,427	2	2,956
Issuances of common stock	0.9	—			6			6
Stock-based compensation					45			45
Treasury stock, net			0.2	3	(14)			(11)
Net income (loss)						900		900
Other comprehensive income (loss), net of tax							(3)	(3)
Balance, December 31, 2014	137.6	1	(0.3)	(10)	1,576	2,327	(1)	3,893
Issuances of common stock	26.5	1			818			819
Stock-based compensation					42			42
Treasury stock, net			(0.3)	(12)	—			(12)
Net income (loss)						(3,362)		(3,362)
Other comprehensive income (loss), net of tax							(1)	(1)
Balance, December 31, 2015	164.1	$2	(0.6)	$(22)	$2,436	$(1,035)	$(2)	$1,379

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids (NGLs). Our operations are focused primarily on large scale, onshore liquids-rich resource plays in the United States. Our principal areas of operation are the Anadarko and Arkoma basins of Oklahoma, the Williston Basin of North Dakota, the Uinta Basin of Utah and the Maverick and Gulf Coast basins of Texas. In addition, we have oil developments offshore China.

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

Risks and Uncertainties

As an independent oil and natural gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for oil, natural gas and NGLs. Historically, the energy markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on our financial position, results of operations, cash flows, access to capital and on the quantities of oil, natural gas and NGL reserves that we can economically produce. Other risks and uncertainties that could affect us in the current price environment include, but are not limited to, counterparty credit risk for our receivables, responsibility for decommissioning liabilities for offshore interests we no longer own, access to credit markets and ability to meet financial ratios and covenants in our financing agreements.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and the quantities and values of proved oil, natural gas and NGL reserves used in calculating depletion and assessing impairment of our oil and gas properties. Actual results could differ significantly from these estimates. Our most significant estimates are associated with the quantities of proved oil, natural gas and NGL reserves, the timing and amount of transfers of our unevaluated properties into our amortizable full cost pool, the recoverability of our deferred tax assets and the fair value of both our derivative contracts and our stock-based compensation liability awards.

Restructuring Costs

Restructuring costs include severance and related benefit costs, costs associated with abandoned office space, employee relocation costs and other associated costs. Employee severance and related benefit costs are recognized on a straight-line basis over the required service period, if any. Employee relocation costs are expensed as incurred. On the date a leased property ceases to be used, a liability for non-cancellable office-lease costs associated with restructuring is recognized and measured at fair value on our consolidated balance sheet. Fair value estimates include assumptions regarding estimated future sublease payments. These estimates could materially differ from actual results and may require revision to initial estimates of the liability. See Note 16, "Restructuring Costs," for additional disclosures.

Reclassifications and Out-of-Period Adjustments

Certain reclassifications were made to prior years’ reported amounts in order to conform to the current year presentation. These reclassifications did not impact our net income (loss), stockholders’ equity or cash flows.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's production and other taxes for continuing operations for the year ended December 31, 2015 were reduced by approximately $7 million in the fourth quarter due to an adjustment related to our 2013 and 2014 severance tax returns. The Company does not believe the correcting adjustments are material to these consolidated financial statements.

Discontinued Operations

The results of our Malaysia operations are reflected separately as discontinued operations in the consolidated statement of operations on a line immediately after "Income (loss) from continuing operations." See Note 19, "Discontinued Operations," for additional disclosures, as well as information regarding the sale of our Malaysia business, which closed in February 2014. These financial statements and notes are inclusive of our Malaysia operations unless otherwise noted.

Revenue Recognition

Substantially all of our oil, natural gas and NGLs are sold at market-based prices to a variety of purchasers under short-term contracts (less than 12 months). We also have long-term contracts in the Uinta Basin at market-based prices, less a variable differential that becomes fixed below certain market price thresholds. We record revenue when we deliver our production to the customer and collectability is reasonably assured. Revenues from the production of oil, natural gas and NGLs on properties in which we have joint ownership are recorded under the sales method. Under the sales method, the Company and other joint owners may sell more or less than their entitled share of production. Should the Company’s excess sales exceed our share of estimated remaining recoverable reserves, a liability is recorded. Differences between sales and our entitled share of production are not material.

Foreign Currency

The functional currency for our China operations is the U.S. dollar. Gains and losses incurred on transactions in a currency other than the U.S. dollar are recorded under the caption “Other income (expense) — Other, net” on our consolidated statement of operations.

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

Restricted Cash

We have restricted cash of $13 million included in "Other assets" on our consolidated balance sheet at December 31, 2015 that represents amounts held in escrow accounts to satisfy future plug and abandonment obligations for our China operations. These amounts are restricted as to their current use and will be released as we plug and abandon wells and facilities in our China field. Consistent with our other plug and abandonment activities, changes in restricted cash are included in cash flows from operating activities in our consolidated statement of cash flows.

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

Allowance for Doubtful Accounts

We routinely assess material trade and other receivables to determine their collectability. Many of our receivables are from joint interest owners of properties we operate. Thus, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Generally, our oil and gas receivables are collected within 45 to 60 days of

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

production. We accrue a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected.

Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations and oil produced but not sold in our China operations. Inventories are carried at the lower of cost or market. Substantially all of the crude oil from our offshore operations in China is produced into floating storage facilities and sold periodically as barge quantities are accumulated. The carrying value of oil inventory is the sum of related production costs and depletion expense. See Note 3, "Inventories," for further discussion.

Oil and Gas Properties

We use the full cost method of accounting for our oil and gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties, including salaries, benefits, interest and other internal costs directly attributable to these activities, are capitalized into country-based cost centers.

Proceeds from the sale of oil and gas properties are applied to reduce the costs in the applicable cost center unless the reduction would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. During the first quarter of 2014, we sold our Malaysia business, which constituted the entire full cost pool for Malaysia. See Note 19, "Discontinued Operations," for further discussion.

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

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil, natural gas and NGL prices decrease significantly for a prolonged period, or if we have substantial downward revisions in our estimated proved reserves.

Costs associated with unevaluated properties are excluded from our amortization base until we have evaluated the properties or impairment is indicated. The costs associated with unevaluated leasehold acreage and related seismic data, wells currently drilling and capitalized interest are initially excluded from our amortization base. Leasehold costs are either transferred to our amortization base with the costs of drilling a well on the lease or are assessed at least annually for possible impairment or reduction in value. Leasehold costs are transferred to our amortization base to the extent a reduction in value has occurred, or a charge is made against earnings if the costs were incurred in a country for which a reserve base has not been established.

See Note 6, “Oil and Gas Properties and Other Property and Equipment,” for a detailed discussion regarding our oil and gas property and equipment, and our asset acquisitions and sales transactions.

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

In general, the amount of the initial recorded ARO and the costs capitalized will equal the estimated future costs to satisfy the abandonment obligation assuming normal operation of the asset, using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using the credit adjusted risk-free rate for our Company. After recording these amounts, the ARO is accreted to its future estimated value and the original capitalized costs are depreciated on a unit-of-production basis within the related full cost pool. Both the accretion and the depreciation are included in depreciation, depletion and amortization expense on our consolidated statement of operations. See Note 9, "Asset Retirement Obligations," for further discussion.

Contingencies

We are subject to legal proceedings, claims, liabilities and environmental matters that arise in the ordinary course of business. We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated. See Note 11, “Commitments and Contingencies,” for a more detailed discussion regarding our contingencies.

Environmental Matters

Environmental costs that relate to current operations are expensed as incurred. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based upon evaluations of currently available facts related to each site.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by applying tax regulations existing at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in our financial statements. We assess the available positive and negative evidence to estimate if sufficient taxable income will be generated to utilize deferred tax assets. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. We also evaluate potential uncertain tax positions, and if necessary, establish accruals for such items. See Note 7, "Income Taxes," for further discussion.

Stock-Based Compensation

We apply a fair value-based method of accounting for stock-based compensation, which requires recognition in the financial statements of the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For equity awards, compensation expense is based on the fair value on the grant or modification date and is recognized in our financial statements over the vesting period. We utilize the Black-Scholes option-pricing model to measure the fair value of stock options and a Monte Carlo lattice-based model for our performance and market-based restricted stock and restricted stock units. We also have cash-settled restricted stock units that are accounted for under the liability method, which requires us to recognize the fair value of each award based on the underlying share price at the end of each period. See Note 14, “Stock-Based Compensation,” for a full discussion of our stock-based compensation.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

We operate a substantial portion of our oil and gas properties. As the operator of a property, we make full payment for costs associated with the property and seek reimbursement from the other working interest owners in the property for their share of those costs. Our joint interest owners consist primarily of independent oil and gas producers whose ability to reimburse us could be negatively impacted by adverse market conditions.

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

All of our derivative transactions were carried out in the over-the-counter market and are not typically subject to margin-deposit requirements. The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The counterparties for all of our derivative transactions have an “investment grade” credit rating. We monitor the credit ratings of our hedging counterparties on an ongoing basis. Although we have entered into derivative contracts with multiple counterparties to mitigate our exposure to any individual counterparty, if any of our counterparties were to default on its obligations to us under the derivative contracts or seek bankruptcy protection, it could have a material adverse effect on our ability to fund our planned activities and could result in a larger percentage of our future production being subject to commodity price volatility. In addition, in poor economic environments and tight financial markets, the risk of a counterparty default is heightened and fewer counterparties may participate in derivative transactions, which could result in greater concentration of our exposure to any one counterparty or a larger percentage of our future production being subject to commodity price changes. At December 31, 2015, 10 of our 15 counterparties accounted for approximately 85% of our contracted volumes, with the largest counterparty accounting for approximately 15%. Approximately 70% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

Major Customers

China National Offshore Oil Corporation Ltd., MidCon Gathering LLC and Sunoco Logistics Partners Operations GP LLC accounted for 13%, 11% and 10%, respectively, of our total revenues in 2015. During 2014, Tesoro Corporation and Sunoco Logistics Partners Operations GP LLC accounted for 12% and 10%, respectively, of our total revenues. During 2013, sales of our oil and gas production to Sunoco Logistics Partners Operations GP LLC, Royal Dutch Shell plc and Tesoro Corporation accounted for 13%, 12% and 11%, respectively, of our total revenues. We believe that the loss of any of our major customers would not have a material adverse effect on us because alternative purchasers are available.

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

Offsetting Assets and Liabilities

Our derivative financial instruments are subject to master netting arrangements and are reflected on our consolidated balance sheet accordingly. See Note 4, "Derivative Financial Instruments," for details regarding the gross amounts, as well as the impact of our netting arrangements on our net derivative position. We only offset assets and liabilities in relation to our derivative financial instruments.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Requirements

In November 2015, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of deferred income taxes in the balance sheet and requires that within a particular jurisdiction, deferred tax liabilities and assets, as well as any related valuation allowance, be offset and classified as a single noncurrent amount. The guidance is effective for interim and annual periods beginning after December 15, 2016. We early adopted this guidance in 2015 on a prospective basis as permitted by the guidance.

In April 2015, the FASB issued guidance regarding the presentation of debt issuance costs in the financial statements and requires that debt issuance costs be presented as a reduction of the carrying value of the financial liability and not as a separate asset. The guidance requires retrospective adjustment to the balance sheet presentation and disclosures applicable for a change in an accounting principle. The guidance is effective for interim and annual periods beginning after December 15, 2015. We early adopted this guidance in 2015 as permitted by the guidance.

In August 2014, the FASB issued guidance regarding disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance applies prospectively to all entities, requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and disclose certain information when substantial doubt is raised. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. We will adopt this guidance in the first quarter of 2017.

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

2. Accounts Receivable

Accounts receivable consisted of the following at December 31:

	2015	2014
	(In millions)
Revenue	$94	$155
Joint interest	125	230
Other	59	70
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$262	$439

Reserve for doubtful accounts at December 31, 2015 and 2014 includes an allowance for $15 million related to discontinued operations. See Note 19, "Discontinued Operations."

3.	Inventories

During 2015 and 2014, we had inventory writedowns of $5 million and $9 million, respectively. These writedowns are included in “Operating expenses — Other” on our consolidated statement of operations. We had no inventory impairments in 2013. At December 31, 2015 and 2014, the crude oil inventory from our China operations consisted of approximately 335,000 and 240,000 barrels of crude oil, respectively.

4.	Derivative Financial Instruments

Commodity Derivative Instruments

We utilize the following derivative strategies, which consist of either a single derivative instrument or a combination of instruments, to manage the variability in cash flows associated with the forecasted sale of our domestic oil and natural gas production.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Purchased calls. These purchased calls are options that require a counterparty to make a payment to us if the settlement price is above the call strike price (excluding the effects of deferred premium owed by us to the counterparty). As a result, these positions lock in the value of a portion of our corresponding oil swaps with sold puts as well as collars with sold puts. Our total deferred premium associated with these purchased calls was $22 million at December 31, 2015.

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

Our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, estimated volatility, non-performance risk adjustments using credit default swaps, interest rates and time to maturity. The calculation of the fair value of options requires the use of an option-pricing model. See Note 5, “Fair Value Measurements.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2015, we had outstanding derivative positions as set forth in the tables below.

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)	Sold Puts(Weighted Average) (1)	Floors (Weighted Average)	Ceilings (Weighted Average)
							(In millions)
2016:
Fixed-price swaps with sold puts:	10,060
Fixed-price swaps		$89.98	$—	$—	$—	$—	$487
Sold puts		—	—	74.14	—	—	(331)
Collars with sold puts:	6,220
Collars		—	—	—	90.00	96.15	300
Sold puts		—	—	75.00	—	—	(209)
Purchased calls	6,242	—	72.18	—	—	—	2
2017:
Fixed-price swaps with sold puts:	4,468
Fixed-price swaps		88.37	—	—	—	—	183
Sold puts		—	—	73.28	—	—	(122)
Collars with sold puts:	2,080
Collars		—	—	—	90.00	95.59	90
Sold puts		—	—	75.00	—	—	(61)
Purchased calls	5,647	—	73.71	—	—	—	6
Total							$345
_________________

(1)	If the market prices remain below our sold puts at contract settlement, we will receive the market price plus the following associated with our production:

•	the difference between our floor price and our sold put price for collars with sold puts; or

•	the difference between our swap price and our sold put price for fixed-price swaps with sold puts.
For the volumes with purchased calls, we have effectively locked in a portion of the difference between the purchased call price and the sold put price noted above (less the deferred call premium).
Natural Gas

Period and Type of Instrument		NYMEX Contract Price Per MMBtu
			Collars
	Volume in MMMBtus	Swaps (Weighted Average)	Floors(Weighted Average)	Ceilings(Weighted Average)	Estimated Fair Value Asset (Liability)

					(In millions)
2016:
Fixed-price swaps	4,550	$3.39	$—	$—	$5
Collars	10,980	—	4.00	4.54	17
Total					$22

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Disclosures about Derivative Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
December 31, 2015	(In millions)				(In millions)
Oil positions	$1,005	$(638)	$262	$105	$(660)	$638	$(13)	$(9)
Natural gas positions	22	—	22	—	—	—	—	—
Total	$1,027	$(638)	$284	$105	$(660)	$638	$(13)	$(9)

December 31, 2014
Oil positions	$1,115	$(597)	$332	$186	$(605)	$597	$(8)	$—
Natural gas positions	105	(2)	99	4	(2)	2	—	—
Total	$1,220	$(599)	$431	$190	$(607)	$599	$(8)	$—

The amount of gain (loss) recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$375	$(3)	$(6)
Realized gain (loss) on natural gas positions	130	(36)	66
Total realized gain (loss)	505	(39)	60
Unrealized gain (loss) on oil positions	(165)	535	(76)
Unrealized gain (loss) on natural gas positions	(81)	114	(81)
Total unrealized gain (loss)	(246)	649	(157)
Total gain (loss)	$259	$610	$(97)

5.	Fair Value Measurements

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

•
Our valuation model for the Stockholder Value Appreciation Program (SVAP) is a Monte Carlo simulation that is based on a probability model and considers various inputs including: (a) the measurement date stock price, (b) time value and (c) historical and implied volatility. See Note 14, “Stock-Based Compensation,” for a description of the SVAP.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy.

The determination of the fair values of our derivative contracts incorporates various factors, which include not only the impact of our non-performance risk on our liabilities but also the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), if any. We utilize credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to, and receivables from, counterparties.

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2014:
Money market fund investments	$1	$—	$—	$1
Deferred compensation plan assets	9	—	—	9
Equity securities available-for-sale	10	—	—	10
Oil and gas derivative swap contracts	—	994	—	994
Oil and gas derivative option and swaption contracts	—	—	(381)	(381)
Stock-based compensation liability awards	(12)	—	(3)	(15)
Total	$8	$994	$(384)	$618
As of December 31, 2015:
Money market fund investments	$2	$—	$—	$2
Deferred compensation plan assets	5	—	—	5
Equity securities available-for-sale	8	—	—	8
Oil and gas derivative swap contracts	—	675	—	675
Oil and gas derivative option contracts	—	—	(308)	(308)
Stock-based compensation liability awards	(12)	—	—	(12)
Total	$3	$675	$(308)	$370

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 Fair Value Measurements

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods.

	Investments	Derivatives	Stock-Based Compensation	Total
	(In millions)
Balance at January 1, 2013	$36	$115	$—	$151
Realized or unrealized gains (losses):
Included in earnings	(6)	(66)	(18)	(90)
Included in other comprehensive income (loss)	10	—	—	10
Purchases, issuances, sales and settlements:
Settlements	(1)	(57)	13	(45)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at December 31, 2013	$39	$(8)	$(5)	$26
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at December 31, 2013	$(6)	$(10)	$—	$(16)
Balance at January 1, 2014	$39	$(8)	$(5)	$26
Realized or unrealized gains (losses):
Included in earnings	—	(381)	(38)	(419)
Purchases, issuances, sales and settlements:
Sales	(39)	—	—	(39)
Settlements	—	5	40	45
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(1)	—	3	—	3
Balance at December 31, 2014	$—	$(381)	$(3)	$(384)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at December 31, 2014	$—	$(375)	$2	$(373)
Balance at January 1, 2015	$—	$(381)	$(3)	$(384)
Realized or unrealized gains (losses):
Included in earnings	—	(217)	3	(214)
Purchases, issuances, sales and settlements:
Settlements	—	290	—	290
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at December 31, 2015	$—	$(308)	$—	$(308)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at December 31, 2015	$—	$(143)	$3	$(140)
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

Derivatives.   Our valuation models for Level 3 derivative contracts are primarily industry-standard models that consider various factors, including certain significant unobservable inputs such as volatility factors and counterparty credit risk. The calculation of the fair value of our option contracts requires the use of an option-pricing model. The estimated future prices are

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compared to the strike prices fixed by our derivative contracts, and the resulting estimated future cash inflows or outflows over the contractual life are discounted to calculate the fair value. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differences and interest rates. Significant increases (decreases) in the quoted forward prices for commodities generally lead to corresponding decreases (increases) in the fair value measurement of our oil and gas derivative contracts. Significant changes in the volatility factors utilized in our option-pricing model can cause significant changes in the fair value measurement of our oil and gas derivative contracts. Historically, we have not experienced significant changes in the fair value of our derivative contracts resulting from changes in counterparty credit risk as the counterparties for all of our derivative transactions have an “investment grade” credit rating. See Note 4, "Derivative Financial Instruments," for additional discussion of our derivative instruments.

Stock-Based Compensation. The calculation of the fair value of the SVAP liability required the use of a probability-based Monte Carlo simulation, which included unobservable inputs. The simulation predicted multiple scenarios of future stock returns over the performance period, which were discounted to calculate the fair value. The fair value was recognized over a service period derived from the simulation. The SVAP performance period ended December 31, 2015.

Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

	Estimated Fair Value Asset (Liability)	Quantitative Information about Level 3 Fair Value Measurements
Instrument Type		Valuation Technique	Unobservable Input	Range
	(In millions)
Oil option contracts	$(325)	Black-Scholes	Oil price volatility	27.21%	—	61.39%
			Credit risk	0.01%	—	2.14%
Natural gas option contracts	$17	Black-Scholes	Natural gas price volatility	29.86%	—	76.61%
			Credit risk	0.06%	—	0.61%

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of December 31, was as follows:

	2015	2014
	(In millions)
5¾% Senior Notes due 2022	$668	$772
5⅝% Senior Notes due 2024	831	989
5⅜% Senior Notes due 2026	542	—
6⅞% Senior Subordinated Notes due 2020	—	721

Any amounts outstanding under our revolving credit facility and money market lines of credit as of the indicated dates are stated at cost, which approximates fair value. Please see Note 10, "Debt."

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Oil and Gas Properties and Other Property and Equipment

At December 31, oil and gas properties and other property and equipment consisted of the following:

	2015	2014
	(In millions)
Oil and gas properties:
Proved	$21,568	$20,288
Unproved	780	677
Gross oil and gas properties	22,348	20,965
Accumulated depreciation, depletion and amortization	(9,048)	(8,152)
Accumulated impairment	(9,481)	(4,581)
Net oil and gas properties	$3,819	$8,232

Other property and equipment:
Furniture, fixtures and equipment	$152	$144
Gathering systems and equipment	115	114
Accumulated depreciation and amortization	(95)	(76)
Net other property and equipment	$172	$182

Costs withheld from amortization as of December 31, 2015 consisted of the following:

	Costs Incurred In
	2015	2014	2013	Total
	(In millions)
Acquisition costs	$339	$165	$156	$660
Exploration costs	34	—	—	34
Capitalized interest	33	52	1	86
Total costs withheld from amortization (unproved)	$406	$217	$157	$780

We capitalized approximately $107 million, $199 million and $198 million of interest and direct internal costs in 2015, 2014 and 2013, respectively.

During the second quarter of 2015, we finalized a settlement agreement with our insurance carriers related to an August 2013 LF-7 topside incident in China and recorded a $57 million receivable (the Company's share) and associated reduction to capital expenditures. The settlement proceeds were collected in July 2015.

At December 31, 2015, the ceiling value of our reserves was calculated based upon SEC pricing of $2.59 per MMBtu for natural gas and $50.11 per barrel for oil. Using these prices, our ceiling for the U.S. did not exceed the net capitalized costs of oil and gas properties resulting in a ceiling test writedown. For the twelve months ended December 31, 2015, we recorded U.S. ceiling test writedowns of approximately $4.8 billion ($3.3 billion after tax).

Using SEC pricing, our ceiling for China at December 31, 2015 did not exceed the net capitalized costs of oil and gas properties, resulting in a ceiling test writedown. For the twelve months ended December 31, 2015, we recorded China ceiling test writedowns of approximately $118 million ($60 million after tax).

The continued decline of SEC pricing for oil and natural gas reserves subsequent to December 31, 2015, will likely result in additional ceiling test writedowns in 2016 and possibly thereafter.

At December 31, 2014, the ceiling value of our reserves was calculated based upon SEC pricing of $4.35 per MMBtu for natural gas and $94.98 per barrel for oil. At December 31, 2013, the ceiling value of our reserves was calculated based upon SEC pricing of $3.67 per MMBtu for natural gas and $96.82 per barrel for oil. Using these prices, the cost center ceilings with

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to our domestic and China full cost pools exceeded the net capitalized costs and no ceiling test writedowns were required at December 31, 2014 or 2013.

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

Other Asset Acquisitions and Sales

During 2015, 2014 and 2013, we acquired various other oil and gas properties for approximately $125 million, $33 million and $72 million, respectively, and sold certain other oil and gas properties for proceeds of approximately $90 million, $69 million and $36 million, respectively. The cash flows and results of operations for the assets included in a sale are included in our consolidated financial statements up to the date of sale. All of the proceeds associated with our asset sales were recorded as adjustments to our domestic full cost pool.

7.	Income Taxes

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

	2015	2014	2013
	(In millions)
U.S.	$(4,865)	$1,022	$170
International	(82)	10	31
Total income (loss) before income taxes	$(4,947)	$1,032	$201

For the years ended December 31, the total provision (benefit) for income taxes for continuing operations consisted of the following:

	2015	2014	2013
	(In millions)
Current taxes:
U.S. federal	$(12)	$—	$(4)
U.S. state	(2)	2	—
International	31	3	2
Deferred taxes:
U.S. federal	(1,507)	350	53
U.S. state	(27)	25	13
International	(68)	2	64
Total provision (benefit) for income taxes	$(1,585)	$382	$128

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the United States statutory income tax rate to our effective income tax rate.

	2015	2014	2013

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	0.9	1.7	4.3
Valuation allowance, domestic	(4.0)	—	—
Valuation allowance, international	(0.3)	—	—
Foreign tax on foreign earnings	0.4	0.2	26.8
Other	—	0.1	(2.6)
Effective income tax rate	32.0%	37.0%	63.5%

Our effective tax rate for 2015 differs from the U.S. statutory rate primarily due to domestic and international deferred tax asset valuation allowances recorded in 2015 and discussed below. In the fourth quarter of 2012, we elected to have our China business treated as a disregarded entity for U.S. federal income tax purposes, which resulted in earnings and profits of our international business in China being taxed in both the United States and China. Due to our net operating loss (NOL) carryforward position, we do not expect to be able to utilize related foreign tax credits (FTC) before they expire and accordingly we recorded a full valuation allowance against these credits. These FTCs are utilized in the alternative minimum tax system to reduce current cash taxes. The result is a high effective tax rate in periods, such as 2013, when our book income in China is high relative to our domestic book income. These effective tax rate fluctuations are magnified when income before taxes approaches zero.

At December 31, the components of our deferred tax asset (liability) were as follows:

	2015	2014
	(In millions)
Deferred tax asset:
Net operating loss carryforwards	$243	$173
Alternative minimum tax credit	87	99
Stock-based compensation	23	26
Oil and gas properties	13	—
Foreign tax credit	572	547
Other	17	8
Total deferred tax asset	955	853
Deferred tax asset valuation allowances	(790)	(549)
Net deferred tax asset	165	304

Deferred tax liability:
Commodity derivatives	(119)	(217)
Oil and gas properties	(72)	(1,715)
Total deferred tax liability	(191)	(1,932)
Net deferred tax liability	(26)	(1,628)
Less: Net current deferred tax asset (liability)	—	(144)
Net noncurrent deferred tax liability	$(26)	$(1,484)

As of December 31, 2015 and 2014, we had gross NOL carryforwards of approximately $852 million and $573 million for federal income tax and $1.8 billion and $1.6 billion for state income tax purposes, respectively, which may be used in future years to offset taxable income. At December 31, 2015, our gross NOL included unrecognized net operating losses of $108 million related to stock-based compensation. NOL carryforwards of $155 million are subject to annual limitations due to stock ownership changes. We currently estimate that we will not be able to utilize $61 million of our various gross state NOLs because we do not have sufficient estimated future taxable income in the appropriate jurisdictions. To the extent not utilized, the federal NOL carryforwards will begin to expire during the years 2019 through 2035.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015 and 2014, we had foreign tax credits of approximately $572 million and $547 million, respectively, which will expire during the years 2022 through 2025.

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

The change in our deferred tax asset valuation allowance is as follows at December 31:

	2015	2014	2013
	(In millions)
Balance at the beginning of the year	$(549)	$(584)	$(457)
Charged to provision for income taxes:
U.S. state net operating loss carryforwards	(1)	1	2
U.S. federal and state valuation allowance	(202)	—	—
Malaysia valuation allowance	—	40	(15)
Foreign tax credit valuation allowance	(25)	(12)	(114)
Brazil and other international valuation allowance	—	6	—
China valuation allowance	(13)	—	—
Balance at the end of the year	$(790)	$(549)	$(584)

Due to the ceiling test writedowns of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in various taxing jurisdictions. With the current commodity price levels, we consider it more likely than not that the related tax benefits will not be realized and therefore, we recorded a full valuation allowance on our domestic and China deferred tax assets of $202 million and $13 million, respectively.

As the result of the divestiture of the Malaysia operations in 2014, all of the deferred tax asset and related valuation allowance were transferred to the buyer. In the fourth quarter of 2014, we wrote off the other international deferred tax assets and related valuation allowances since we have ceased operating in these jurisdictions and it is remote that the NOL carryforwards will be realized in the future. In fourth quarter of 2015, 2014 and 2013, we recorded valuation allowances related to insufficient estimated future domestic taxable income to fully utilize foreign tax credits before they expire of $25 million, $12 million, and $114 million, respectively. The foreign tax credit deferred tax asset is fully offset by a valuation allowance.

As of December 31, 2015, we did not have a liability for uncertain tax positions, and as such, we did not accrue related interest or penalties. The tax years 2011 through 2015 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Unrealized derivative gains and losses are treated differently for income tax purposes in the various state taxing jurisdictions to which we are subject. As a result, our effective tax rate fluctuates in periods with significant commodity price volatility. These effective tax rate fluctuations are magnified when income before taxes approaches zero.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2015	2014
	(In millions)
Revenue payable	$164	$197
Accrued capital costs	128	441
Accrued lease operating expenses	48	47
Employee incentive expense	53	62
Accrued interest on debt	66	67
Taxes payable	25	32
Other	49	34
Total accrued liabilities	$533	$880

9.	Asset Retirement Obligations

The change in our ARO for continuing operations for each of the three years ended December 31, is set forth below:

	2015	2014	2013
	(In millions)
Balance at January 1	$186	$122	$102
Accretion expense	10	8	8
Additions(1)	6	58	12
Revisions	(2)	16	8
Settlements(2)	(6)	(18)	(8)
Balance at December 31	194	186	122
Less: Current portion of ARO at December 31	(2)	(3)	(5)
Total long-term ARO at December 31	$192	$183	$117
_________________

(1)	For the year ended December 31, 2014, additions include $28 million for our Pearl development in offshore China and $30 million for abandonment obligations in our domestic business.

(2)	For the year ended December 31, 2014, settlements include $10 million related to the sale of our Granite Wash assets. See Note 6, “Oil and Gas Properties and Other Property and Equipment.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt
At December 31, our debt consisted of the following:

	2015	2014
	(In millions)
Senior unsecured debt:
Revolving credit facility — LIBOR based loans (matures in 2020)	$—	$345
Money market lines of credit(1)	39	101
Total credit arrangements	39	446
5¾% Senior Notes due 2022	750	750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	—
Total senior unsecured debt	2,489	2,196
6⅞% Senior Subordinated Notes due 2020	—	700
Discount on notes	—	(4)
Debt issuance costs(2)	(22)	(18)
Total long-term debt	$2,467	$2,874
 _________________

(1)
Because we have the ability and intent to use our available credit facility capacity to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term.

(2)	Due to new accounting guidance issued in April 2015 by the FASB, debt issuance costs related to our term debt is reflected as a reduction of total debt.

Credit Arrangements

In March 2015, we entered into the fourth amendment to our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 2018 to June 2020 and increased the borrowing capacity from $1.4 billion to $1.8 billion. We incurred $7 million of financing costs related to this amendment, which were deferred and will be amortized through June 2020. As of December 31, 2015, the largest individual loan commitment by any lender was 12% of total commitments.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank, N.A. or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points, plus a margin that is based on a grid of our debt rating (75 basis points per annum at December 31, 2015) or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (175 basis points per annum at December 31, 2015).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (30 basis points per annum at December 31, 2015). We incurred aggregate commitment fees under our credit facility of approximately $5 million, $4 million and $3 million for each of the years ended December 31, 2015, 2014 and 2013, respectively, which are recorded in “Interest expense” on our consolidated statement of operations.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test writedowns) to interest expense of at least 3.0 to 1.0. At December 31, 2015, we were in compliance with all of our debt covenants.

As of December 31, 2015, we had no letters of credit outstanding under our credit facility. Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (175 basis points at December 31, 2015).

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subject to compliance with the restrictive covenants in our credit facility, at December 31, 2015, we also had a total of $156 million of available borrowing capacity under money market lines of credit with various financial institutions, the availability of which is at the discretion of the financial institutions.

The credit facility includes events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; inaccuracy of representations and warranties in any material respect; a change of control; or certain other material adverse changes in our business. Our senior notes also contain standard events of default. If any of the foregoing defaults were to occur, our lenders under the credit facility could terminate future lending commitments, and our lenders under both the credit facility and our notes could declare the outstanding borrowings due and payable. In addition, our credit facility, senior notes and substantially all of our derivative arrangements contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations. See Note 1, "Organization and Summary of Significant Accounting Policies – Concentration of Credit Risk," for additional details.

Senior Notes and Senior Subordinated Notes

In March 2015, we issued $700 million of 5⅜% Senior Notes due 2026 and received net proceeds of $691 million (net of offering costs of approximately $9 million). These notes were issued at par to yield 5⅜%. In April 2015, we used the net proceeds and cash on hand to redeem our $700 million aggregate principal amount of 6⅞% Senior Subordinated Notes due 2020. In connection with the redemption, we paid a premium of $24 million. The premium was recorded under the caption "Other income (expense) — Other, net" on our consolidated statement of income. In addition, associated unamortized offering costs and discounts of approximately $8 million were charged to interest expense during the second quarter of 2015 as a result of the redemption.

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

11.	Commitments and Contingencies

We have various commitments from continuing operations for firm transportation, operating lease agreements for office space and other agreements. As of December 31, 2015, future minimum payments under these non-cancelable agreements are as follows:

	Firm Transportation	Operating Leases (Office Space)	Drilling-Related	Other	Total
	(In millions)
Year Ending December 31,
2016	$88	$18	$64	$30	$200
2017	84	17	27	19	147
2018	67	17	—	14	98
2019	54	14	—	13	81
2020	20	14	—	10	44
Thereafter	24	16	—	35	75
Total minimum future payments	$337	$96	$91	$121	$645

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Firm transportation is comprised of various agreements with third parties for oil and gas gathering and transportation. Rent expense with respect to our lease commitments for office space for the years ended December 31, 2015, 2014 and 2013 was $35 million, $20 million and $19 million, respectively. Our other agreements are primarily other equipment leases. Payments under our drilling-related contracts are accounted for as capital additions to our oil and gas properties and could be less than the gross obligation disclosed.

We have various oil and gas production volume delivery commitments that are related to our domestic operations. As of December 31, 2015, our delivery commitments through 2025 were as follows:

	Natural Gas	Oil(1)
Year Ending December 31,	(MMMBtus)	(MBbls)
2016	20,285	13,117
2017	—	13,870
2018	—	13,870
2019	—	13,870
2020	—	10,056
Thereafter	—	34,080
Total delivery commitments	20,285	98,863
 _________________

(1)
Our oil delivery commitments are with two Salt Lake City, Utah refiners and relate to our Uinta Basin production. One delivery commitment is for approximately 18,000 barrels of oil per day through 2020. The second commitment is for 15,000 barrels of oil per day in January 2016, increasing to 20,000 barrels of oil per day by the end of the third quarter 2016, and continues at that level through August 2025.

Given the decline in oil and natural gas prices and the related impact on our 2016 planned capital investments, as well as the potential impact on development plans in future years, we could fail to deliver the minimum production required under these commitments. In the event that we are unable to meet our crude oil volume delivery commitments, we would incur deficiency fees ranging from $3.50 to $6.50 per barrel.

Litigation

In May 2015, a lawsuit was filed against the Company alleging certain plugging and abandonment predecessor-in-interest liabilities related to offshore assets sold by the Company in 2010. The lawsuit alleges damages of approximately $23 million. The Company has responded to the petition, denied the allegations and is vigorously defending the case. The Court has held that the Company must bear a "portion" of the plugging and abandonment costs, but the "exact percentage" of such costs should be determined in arbitration. The court case is stayed pending arbitration. An estimate of reasonably possible losses, if any, cannot be made at this time.

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

12.	Stockholders' Equity Activity

Accumulated Other Comprehensive Income

At January 1, 2013, accumulated other comprehensive income (“AOCI”) included unrealized losses related to auction rate securities that were deemed to be temporary as the Company had the intent and ability to hold the securities to maturity. As of December 31, 2013, the Company changed its intention and considered plans to sell the securities. As a result, the losses previously accumulated in AOCI related to these securities were transferred and recognized in the consolidated statement of operations for the year ended December 31, 2013. During the first quarter of 2014, all auction rate securities were sold for $39 million. The change in AOCI for the indicated periods is set forth below:

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized Gains / (Losses) in Accumulated Other Comprehensive Income
	Available-for-Sale Securities	Post-Retirement Benefits	Total
	(In millions, net of tax)
Balance at January 1, 2013	$(6)	$(1)	$(7)
Other comprehensive income before reclassifications	3	2	5
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current period other comprehensive income (loss)	7	2	9
Balance at December 31, 2013	$1	$1	$2
Current period other comprehensive income (loss)	—	(3)	(3)
Balance at December 31, 2014	$1	$(2)	$(1)
Current period other comprehensive income (loss)	—	(1)	(1)
Balance at December 31, 2015	$1	$(3)	$(2)

Common Stock

During the first quarter of 2015, we issued 25.3 million additional shares of common stock through a public equity offering. We received net proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit that were outstanding at that time.

In May 2015, our stockholders approved an amendment to the Company's Certificate of Incorporation that increased the total authorized shares of common stock from 200 million to 300 million shares.

Treasury Stock

Upon vesting of employee restricted stock awards and restricted stock units, we typically repurchase a portion of the vested shares for payment of employee tax withholding. Such repurchases are not part of a publicly announced program to repurchase shares of our common stock.

13.	Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income, less any applicable adjustments, (the numerator) by the weighted-average number of shares of common stock (excluding unvested restricted stock and restricted stock units) outstanding during the period (the denominator). Diluted EPS incorporates the dilutive impact of outstanding stock options and unvested restricted stock and restricted stock units (using the treasury stock method). Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of unrecognized compensation expense related to unvested stock-based compensation grants and the amount of excess tax benefits that would be recorded when the award becomes deductible are assumed to be used to repurchase shares. See Note 14, “Stock-Based Compensation.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the calculation of basic and diluted weighted-average shares outstanding and EPS for the indicated years:

	2015	2014	2013
	(In millions, except per share data)
Income (numerator):
Income (loss) from continuing operations	$(3,362)	$650	$73
Income (loss) from discontinued operations	—	250	74
Net income (loss)	(3,362)	900	147
Repurchase of preferred shares of subsidiary(3)	—	—	(20)
Net income (loss) attributable to common stockholders	$(3,362)	$900	$127

Weighted-average shares (denominator):
Weighted-average shares — basic	159	137	135
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period(1)(2)	—	1	1
Weighted-average shares — diluted	159	138	136

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations before preferred share repurchase	$(21.18)	$4.76	$0.54
Repurchase of preferred shares of subsidiary(3)	—	—	(0.15)
Income (loss) from continuing operations	(21.18)	4.76	0.39
Income (loss) from discontinued operations	—	1.83	0.55
Basic earnings (loss) per share	$(21.18)	$6.59	$0.94

Diluted:
Income (loss) from continuing operations before preferred share repurchase	$(21.18)	$4.71	$0.54
Repurchase of preferred shares of subsidiary(3)	—	—	(0.15)
Income (loss) from continuing operations	(21.18)	4.71	0.39
Income (loss) from discontinued operations	—	1.81	0.55
Diluted earnings (loss) per share	$(21.18)	$6.52	$0.94
_________________

(1)
The effect of unvested restricted stock awards or restricted stock units and stock options has not been included in the calculation of shares outstanding for diluted EPS for the year ended December 31, 2015, as their effect would have been anti-dilutive. Had we recognized income from continuing operations for the year, incremental shares attributable to the assumed vesting of unvested restricted stock awards and restricted stock units and the assumed exercise of outstanding stock options would have increased diluted weighted-averages shares outstanding by 2.8 million shares for the year ended December 31, 2015.

(2)
The effect of 1.1 million and 4.0 million unvested restricted stock awards or restricted stock units and stock options for the years ended December 31, 2014 and 2013, respectively, have not been included in the calculation of shares outstanding for diluted EPS as their effect would have been anti-dilutive.

(3)
The numerator includes an adjustment of $20 million related to the repurchase of preferred shares of a now wholly-owned subsidiary, which reduces net income (loss) for purposes of earnings per share for the year ended December 31, 2013. The subsidiary is part of our continuing operations. See Note 20, "Related Party Transaction," for additional information.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock-Based Compensation

For the years ended December 31, our stock-based compensation expense consisted of the following:

	2015	2014	2013
	(In millions)
Equity awards	$42	$47	$48
Liability awards:
Cash-settled restricted stock units	15	20	9
Stockholder Value Appreciation Program	(3)	38	18
Total liability awards	12	58	27
Total stock-based compensation	54	105	75
Capitalized in oil and gas properties	(18)	(40)	(20)
Net stock-based compensation expense	$36	$65	$55

As of December 31, 2015, we had approximately $50 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years.

Equity Awards

Equity awards consist of service-based and performance- or market-based restricted stock awards and restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP).

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

Shares available for grant under our 2011 Plan are reduced by 1.87 times the number of shares of restricted stock or restricted stock units awarded under the plan and are reduced by 1 times the number of shares subject to stock options awarded under the plan. In May 2015, our stockholders approved an additional 7.0 million shares available for issuance under our 2011 Plan, resulting in approximately (1) 7.3 million shares available for issuance under our 2011 Plan if all future awards are stock options, or (2) 3.9 million additional shares available for issuance under our 2011 Plan if all future awards are restricted stock or restricted stock units. Thus far, all awards under our 2011 Plan have been granted as restricted stock or restricted stock unit awards. We utilize common shares when restricted stock awards are issued, options are exercised or restricted stock units vest.

Restricted Stock.    At December 31, 2015, our employees held approximately 1.7 million shares of non-vested restricted stock awards and restricted stock units. These shares primarily vest over three to five years and vesting is dependent upon the employee’s continued service with our Company. In addition, at December 31, 2015, our employees held approximately 1.1 million shares of restricted stock units subject to performance-based vesting criteria (all of which are currently considered market-based restricted stock under authoritative accounting guidance).

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about restricted stock awards and restricted stock unit activity.

	Service-Based Shares	Weighted- Average Grant Date Fair Value per Share	Performance/ Market-Based Shares	Weighted- Average Grant Date Fair Value per Share	Total Shares
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2013	2,371	$43.68	438	$41.29	2,809
Granted	2,428	27.61	300	24.20	2,728
Forfeited	(605)	39.27	(32)	37.84	(637)
Vested	(1,195)	39.64	—	—	(1,195)
Non-vested shares outstanding at December 31, 2013	2,999	33.45	706	34.22	3,705
Granted	465	30.40	338	18.59	803
Forfeited	(416)	28.20	(69)	27.56	(485)
Vested	(1,146)	36.65	(30)	39.43	(1,176)
Non-vested shares outstanding at December 31, 2014	1,902	30.79	945	28.61	2,847
Granted	1,036	31.20	414	22.85	1,450
Forfeited	(367)	21.69	(97)	36.72	(464)
Vested	(871)	32.10	(188)	39.42	(1,059)
Non-vested shares outstanding at December 31, 2015	1,700	$30.30	1,074	$23.76	2,774

The total fair value of restricted stock awards and restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $35 million, $43 million and $47 million, respectively.

Stock Options.    Options generally expire ten years from the grant date and become exercisable at the rate of 20% per year. The exercise price of options cannot be less than the fair market value per share of our common stock on the grant date. We issue new shares of stock when stock options are exercised. No stock options have been granted since 2008, except for ESPP options as discussed in the Employee Stock Purchase Plan section below.

The following table below provides information about stock option activity.

	Number of Shares Underlying Options	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(In thousands)			(In years)	(In millions)
Outstanding at January 1, 2013	901	$38.06		3.3	$1
Granted	—	—	$—
Exercised	(53)	19.68			1
Forfeited	(161)	37.26
Outstanding at December 31, 2013	687	39.68		1.9	—
Granted	—	—	—
Exercised	(134)	29.32			1
Forfeited	(252)	40.10
Outstanding at December 31, 2014	301	43.93		2.2	—
Granted	—	—	—
Exercised	(13)	32.85			—
Forfeited	(93)	36.05
Outstanding at December 31, 2015	195	$48.45		2.1	$—
Exercisable at December 31, 2015(2)	195	$48.45		2.1	$—

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 _________________

(1)	The intrinsic value of a stock option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option.

(2)	All stock options outstanding at December 31, 2015 have an exercise price of $48.45 per share.

On December 31, 2015, the last reported sales price of our common stock on the New York Stock Exchange was $32.56 per share.

Employee Stock Purchase Plan.    In May 2010, our stockholders approved the Newfield Exploration Company 2010 Employee Stock Purchase Plan with one million shares of our common stock available for issuance. Pursuant to our employee stock purchase plan, for each six-month period beginning on January 1 or July 1 during the term of the plan, each eligible employee has the opportunity to purchase our common stock for a purchase price equal to 85% of the lesser of the fair market value of our common stock on the first or last day of the period. Each employee may purchase up to $25,000 in common stock per calendar year. Employees of our China business are not eligible to participate in the plan.

During 2015, options to purchase 136,135 shares of our common stock were issued under our ESPP. The fair value of each option was $8.71 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.12%, an expected life of six months and weighted-average volatility of 49.41%. At December 31, 2015, approximately 220,000 shares of our common stock remained available for issuance under the current plan.

During 2014, options to purchase 168,394 shares of our common stock were issued under our ESPP. The fair value of each option was $7.91 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.07%, an expected life of six months and weighted-average volatility of 32.05%.

During 2013, options to purchase 178,733 shares of our common stock were issued under our ESPP. The fair value of each option was $6.59 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.10%, an expected life of six months and weighted-average volatility of 39.45%.

Liability Awards

Liability awards consist of performance awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units.    We periodically grant cash-settled restricted stock units to employees that vest over three years. As of December 31, 2015, we accrued $12 million for future cash settlement upon vesting of awards. The value of the awards, and the associated stock-based compensation expense, is based on the Company's stock price at the end of each period. As of December 31, 2015, we had unrecognized stock-based compensation expense related to cash-settled restricted stock units of approximately $8 million. The following table provides information about cash-settled restricted stock unit activity.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2013	78
Granted	1,208
Forfeited	(31)
Vested	(85)
Non-vested units outstanding at December 31, 2013	1,170
Granted	759
Forfeited	(126)
Vested	(587)
Non-vested units outstanding at December 31, 2014	1,216
Granted	211
Forfeited	(257)
Vested	(462)
Non-vested units outstanding at December 31, 2015	708

 Stockholder Value Appreciation Program. In September 2013, the Compensation and Management Development Committee of the Board approved the SVAP to be administered under the 2011 Plan. The SVAP paid substantially all full-time domestic, nonexecutive employees a cash payment based on a percentage of salary upon each incremental $5 increase in our 30 -calendar day average share price. Each price threshold could be reached only once during the term of the program.

The first price threshold that triggered a payment under the SVAP was $27.50 during the fourth quarter of 2013. The second and third price thresholds for the SVAP were $32.50 and $37.50, respectively, which were reached during the second quarter of 2014. The fourth price threshold for the SVAP of $42.50 was reached in July 2014. Each of the first four SVAP payments was approximately $13 million. No liability existed at December 31, 2015 as the SVAP's performance period ended on that date.

15.	Employee Benefit Plans

Post-Retirement Medical Plan

We sponsor a post-retirement medical plan that covers all retired employees until they reach age 65. At December 31, 2015, both our accumulated benefit obligation and our accrued benefit costs were $18 million. Our net periodic benefit cost was approximately $3 million for the year ended December 31, 2015, and approximately $2 million for each of the years ended December 31, 2014 and 2013.

The expected future benefit payments under our post-retirement medical plan for the next ten years include $6 million for the five-year period 2016 through 2020 and $9 million for the five-year period 2021 through 2025.

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

Total incentive compensation expense under the 2011 Annual Incentive Plan for the years ended December 31, 2015, 2014 and 2013 was $41 million, $45 million and $40 million, respectively.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) and Deferred Compensation Plans

We sponsor a 401(k) profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers all of our employees, excluding those of our foreign subsidiaries. We match $1.00 for each $1.00 of employee deferral, with our contribution not to exceed 8% of an employee’s salary, subject to limitations imposed by the IRS. We also sponsor a highly compensated employee deferred compensation plan. This non-qualified plan allows an eligible employee to defer a portion of his or her salary or bonus on an annual basis. We match $1.00 for each $1.00 of employee deferral, with our contribution not to exceed 8% of an employee’s salary, subject to limitations imposed by the plan. Our contribution with respect to each participant in the deferred compensation plan is reduced by the amount of contribution made by us to our 401(k) plan for that participant. Our combined contributions to these two plans was $7 million for the year ended December 31, 2015, and $10 million for each of the years ended December 31, 2014 and 2013.

16.    Restructuring Costs

In April 2015, we announced plans to combine our onshore Gulf Coast and Rocky Mountain business units into our newly-created Western Region, which is managed from The Woodlands, Texas. Our decision to restructure the organization, which only affected our domestic business, was primarily in response to the current oil and gas commodity price environment. These changes better utilize our resources and improve cost efficiencies in operations. Substantially all one-time restructuring-related costs were incurred by December 31, 2015. These costs did not materially affect our cash flows or results of operations. We abandoned our Denver, Colorado office space during the third quarter of 2015 and recorded a loss for the remaining contracted payments net of expected sublease income. We will close our North Houston (Greenspoint area) office in the first quarter of 2016.

Restructuring costs recorded in our consolidated statement of operations for the year ended December 31 are set forth below.

Type of Restructuring Cost	Location in the Consolidated Statement of Operations	2015
		(In millions)
Severance and related benefit costs	Operating expenses - General and administrative	$7
Relocation costs	Operating expenses - General and administrative	5
Office-lease abandonment costs	Operating expenses - General and administrative	14
Other associated costs	Operating expenses - Depreciation, depletion and amortization	1
Total		$27

The following table summarizes our restructuring costs and related accruals.

	Severance and Related Benefit Costs	Office-lease Abandonment Costs	Relocation Costs	Other Associated Costs	Total
	(In millions)
Restructuring liability at January 1, 2015	$—	$—	$—	$—	$—
Additions	7	14	5	1	27
Settlements	(6)	(1)	(5)	(1)	(13)
Revisions	—	—	—	—	—
Restructuring liability at December 31, 2015	$1	$13	$—	$—	$14

Cumulative costs as of December 31, 2015	$7	$14	$5	$1	$27
Expected total costs	$7	$14	$5	$1	$27

17.	Segment Information

While we only have operations in the oil and gas exploration and production industry, we are organizationally structured along geographic operating segments. Our current operating segments are the United States and China. The accounting policies of our operating segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide the geographic operating segment information for our continuing operations for the years ended December 31, 2015, 2014 and 2013. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our earnings and profits in China are taxed at the combined statutory rates for China and the U.S. for our income tax allocation of our China operations in the following tables.

	Domestic	China	Total
	(In millions)
Year Ended December 31, 2015:
Oil, gas and NGL revenues	$1,295	$262	$1,557
Operating expenses:
Lease operating	231	54	285
Transportation and processing	212	—	212
Production and other taxes	45	1	46
Depreciation, depletion and amortization	754	163	917
General and administrative	237	7	244
Ceiling test and other impairments	4,786	118	4,904
Other	9	1	10
Allocated income tax (benefit)	(1,842)	(49)
Net income (loss) from oil and gas properties	$(3,137)	$(33)
Total operating expenses			6,618
Income (loss) from continuing operations			(5,061)
Interest expense, net of interest income, capitalized interest and other			(145)
Commodity derivative income (expense)			259
Income (loss) from continuing operations before income taxes			$(4,947)
Total assets	$4,452	$316	$4,768
Additions to long-lived assets	$1,521	$17	$1,538

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic	China	Total
	(In millions)
Year Ended December 31, 2014:
Oil, gas and NGL revenues	$2,249	$39	$2,288
Operating expenses:
Lease operating	299	12	311
Transportation and processing	174	—	174
Production and other taxes	105	6	111
Depreciation, depletion and amortization	857	13	870
General and administrative	221	1	222
Other	25	—	25
Allocated income tax (benefit)	210	5
Net income (loss) from oil and gas properties	$358	$2
Total operating expenses			1,713
Income (loss) from continuing operations			575
Interest expense, net of interest income, capitalized interest and other			(153)
Commodity derivative income (expense)			610
Income (loss) from continuing operations before income taxes			$1,032
Total assets	$8,852	$728	$9,580
Additions to long-lived assets	$2,037	$156	$2,193

	Domestic	China	Total
	(In millions)
Year Ended December 31, 2013:
Oil, gas and NGL revenues	$1,788	$69	$1,857
Operating expenses:
Lease operating	266	8	274
Transportation and processing	137	—	137
Production and other taxes	67	12	79
Depreciation, depletion and amortization	668	17	685
General and administrative	219	—	219
Other	13	—	13
Allocated income tax (benefit)	155	19
Net income (loss) from oil and gas properties	$263	$13
Total operating expenses			1,407
Income (loss) from continuing operations			450
Interest expense, net of interest income, capitalized interest and other			(152)
Commodity derivative income (expense)			(97)
Income (loss) from continuing operations before income taxes			$201
Total assets(1)	$7,839	$542	$8,381
Additions to long-lived assets	$1,924	$174	$2,098
 _________________

(1)	Excludes total assets from our discontinued operations of $916 million.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Cash Flows Information

The following table presents information about supplemental cash flows for each of the years in the three-year period ended December 31:

	2015	2014	2013
	(In millions)
Cash Payments:
Interest payments	$119	$144	$148
Income tax payments	25	4	128
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in receivables for property sales	$6	$(17)	$12
(Increase) decrease in accrued capital expenditures	225	(1)	(75)
(Increase) decrease in asset retirement costs	(4)	(56)	(125)

19. Discontinued Operations

In 2013, we met the criteria to classify our Malaysia business as held for sale and discontinued operations. In February 2014, we closed the sale of our Malaysia business to SapuraKencana Petroleum Berhad (SapuraKencana), a Malaysian public company, for $898 million. As a result of the sale, we recorded a gain in the first quarter of 2014 of approximately $388 million ($252 million, after tax). In the fourth quarter of 2014, we recorded an allowance against a receivable from SapuraKencana and reduced the previously recognized gain by $15 million ($10 million, after tax) due to uncertainty associated with collectability. In April 2015, we initiated a notice of dispute related to the final post-close settlement, which was countered by SapuraKencana. We believe the dispute may result in arbitration proceedings. There are no other assets and liabilities in the consolidated balance sheet attributable to discontinued operations as of December 31, 2015 or 2014.

Results of Discontinued Operations

	2014	2013

Oil and gas revenues (1)	$90	$823
Operating expenses	69	652
Income from discontinued operations	21	171
Other income (expense)	—	4
Gain on sale of Malaysia business	373	—
Income from discontinued operations before income taxes	394	175
Income tax provision (benefit):
Current	12	88
Deferred	132	13
Total income tax provision (benefit)	144	101
Income (loss) from discontinued operations, net of tax	$250	$74
________________
(1) Certain payments to foreign governments made on our behalf that are part of the revenue process are recorded as a reduction of the related oil and gas revenues.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Historically, our effective tax rate in Malaysia was approximately 38%. As a result of our December 2012 decision to repatriate earnings from our international operations, we experienced higher international effective tax rates due to these earnings being taxed in both the U.S. and the local country. The effective tax rate for our discontinued operations for the year ended December 31, 2014 was 37%, as the majority of our income from discontinued operations resulted from the gain on the sale of our Malaysia business, which was only taxable in the U.S. The effective tax rate for our discontinued operations for the year ended December 31, 2013 was 58% due to our international earnings being taxed in both the U.S and the local country.

20.	Related Party Transaction

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Results of Operations (Unaudited)

The results of operations by quarter for the indicated periods are as follows:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Oil, gas and NGL revenues(1)	$349	$469	$377	$362
Income (loss) from operations(1)(2)	(884)	(1,496)	(1,951)	(730)
Net income (loss)	(480)	(992)	(1,227)	(663)
Basic earnings (loss) per share(3)	(3.30)	(6.09)	(7.52)	(4.06)
Diluted earnings (loss) per share(3)	(3.30)	(6.09)	(7.52)	(4.06)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
Oil, gas and NGL revenues(1)	$571	$612	$610	$495
Income (loss) from operations(1)	182	181	167	45

Income (loss) from continuing operations, net of tax	$27	$(22)	$278	$367
Income (loss) from discontinued operations, net of tax(4)	257	—	—	(7)
Net income (loss)	$284	$(22)	$278	$360
Basic earnings (loss) per common share(3)
Income (loss) from continuing operations	$0.19	$(0.16)	$2.04	$2.67
Income (loss) from discontinued operations	1.89	—	—	(0.05)
Basic earnings (loss) per share	$2.08	$(0.16)	$2.04	$2.62
Diluted earnings (loss) per common share(3)
Income (loss) from continuing operations	$0.19	$(0.16)	$2.02	$2.65
Income (loss) from discontinued operations	1.88	—	—	(0.05)
Diluted earnings (loss) per share	$2.07	$(0.16)	$2.02	$2.60
 _________________

(1)	Oil, gas and NGL revenues and Income (loss) from operations are specific to our continuing operations.

(2)	Income (loss) from operations for each quarter of 2015 includes a full cost ceiling test writedown as follows (in millions):

First Quarter	$788
Second Quarter	1,521
Third Quarter	1,889
Fourth Quarter	702

(3)
The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted-average number of shares outstanding during that quarter.

(4)
During the quarter ended March 31, 2014, we sold our Malaysia business and recorded a gain of approximately $388 million ($252 million, after tax). During the fourth quarter of 2014, we reduced the previously recognized gain by $15 million ($10 million, after tax) due to recording an allowance against a receivable. See Note 19, "Discontinued Operations," for additional information.

NEWFIELD EXPLORATION COMPANY
SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED

Results of Operations for Oil and Gas Producing Activities

The following tables present the results of our oil and gas producing activities for the years ending December 31:

	Continuing Operations		Discontinued Operations
	Domestic	China	Malaysia	Total
	(In millions)
2015:
Revenues	$1,288	$262	$—	$1,550
Production costs	231	54	—	285
Production taxes and other operating expenses	257	1	—	258
Depreciation, depletion and amortization	754	163	—	917
Impairment of oil and gas properties	4,786	118		4,904
Income taxes	(1,659)	(18)	—	(1,677)
Results of operations for oil and gas producing activities	$(3,081)	$(56)	$—	$(3,137)

2014:
Revenues	$2,240	$39	$90	$2,369
Production costs	299	12	11	322
Production taxes and other operating expenses	279	6	25	310
Depreciation, depletion and amortization	857	13	33	903
Income taxes	282	2	8	292
Results of operations for oil and gas producing activities	$523	$6	$13	$542

2013:
Revenues	$1,777	$69	$822	$2,668
Production costs	265	8	117	390
Production taxes and other operating expenses	204	12	272	488
Depreciation, depletion and amortization	668	18	244	930
Income taxes	224	8	72	304
Results of operations for oil and gas producing activities	$416	$23	$117	$556

NEWFIELD EXPLORATION COMPANY
SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Costs Incurred

The following tables present costs incurred for oil and gas property acquisitions, exploration and development for the respective years:

	Continuing Operations		Discontinued Operations
	Domestic	China	Malaysia	Total
	(In millions)
2015:
Property acquisitions:
Unproved	$283	$1	$—	$284
Proved	21	—	—	21
Exploration	578	—	—	578
Development(1)	630	15	—	645
Total costs incurred(2)	$1,512	$16	$—	$1,528

2014:
Property acquisitions:
Unproved	$146	$—	$—	$146
Proved	6	—	—	6
Exploration	1,089	—	—	1,089
Development(1)	772	156	14	942
Total costs incurred(2)	$2,013	$156	$14	$2,183

2013:
Property acquisitions:
Unproved	$154	$—	$—	$154
Proved	8	1	—	9
Exploration	966	33	101	1,100
Development(1)	691	140	211	1,042
Total costs incurred(2)	$1,819	$174	$312	$2,305
 _________________

(1)	Includes $4 million, $56 million and $121 million for 2015, 2014 and 2013, respectively, of asset retirement costs.

(2)	Other items reducing the capitalized costs of our oil and gas properties which are not included in total costs incurred are as follows:

	2015	2014	2013
	(In millions)
Property sales — Domestic	$82	$635	$23
Property sales — International	—	1,571	—
Ceiling test writedown — Domestic	4,782	—	—
Ceiling test writedown — China	118	—	—
Insurance proceeds — China	57	—	—
Other	6	—	—
	$5,045	$2,206	$23

NEWFIELD EXPLORATION COMPANY
SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Capitalized Costs

Capitalized costs for our oil and gas producing activities consisted of the following at the end of each of the years in the two-year period ended December 31, 2015:

	Continuing Operations
	Domestic	China	Total
	(In millions)
December 31, 2015:
Proved properties	$20,900	$668	$21,568
Unproved properties	780	—	780
	21,680	668	22,348
Accumulated depreciation, depletion and amortization	(8,754)	(294)	(9,048)
Accumulated impairment	(9,363)	(118)	(9,481)
Net capitalized costs	$3,563	$256	$3,819

December 31, 2014:
Proved properties	$19,579	$709	$20,288
Unproved properties	677	—	677
	20,256	709	20,965
Accumulated depreciation, depletion and amortization	(8,022)	(130)	(8,152)
Accumulated impairment	(4,581)	—	(4,581)
Net capitalized costs	$7,653	$579	$8,232

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

Reserves Estimates.    All reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. The preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data input into our reserves forecasting and economics evaluation software, as well as multi-discipline management reviews. The technical employee responsible for overseeing the preparation of the reserves estimates has a Bachelor of Science in Petroleum Engineering, with more than 30 years of industry experience (including over 20 years of experience in reserve estimation).

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

NEWFIELD EXPLORATION COMPANY
SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Reserves Activity Overview.    The following is a discussion of our proved reserves and reserve additions and revisions.

	Year Ended December 31,
	2015	2014	2013
	(MMBOE)
Proved Reserves:
Beginning of year	645	612	566
Reserve additions	102	81	82
Reserve revisions	(174)	51	14
Sales of properties	(8)	(49)	(1)
Production	(56)	(50)	(49)
End of year	509	645	612

Our proved crude oil and condensate reserves at year-end 2015 were 207 million barrels compared to 301 million barrels and 270 million barrels at year-end 2014 and 2013, respectively. Our proved NGL reserves at year-end 2015 were 84 million barrels compared to 76 million barrels and 68 million barrels at year-end 2014 and 2013, respectively. Our proved natural gas reserves at year-end 2015 were 1.3 Tcf compared to 1.6 Tcf at year-end 2014 and 2013. Liquids comprised about 57%, 58% and 55% of our proved reserves at year-end 2015, 2014 and 2013, respectively.

During 2015, our proved reserves decreased 136 MMBOE primarily as a result of negative revisions of 286 MMBOE resulting from commodity price decreases. Price revisions were partially offset by positive revisions of 24 MMBOE and cost structure improvement revisions of 88 MMBOE. During 2015, we added proved reserves (through extensions, discoveries, improved recovery and other additions) of 102 MMBOE, sold non-strategic assets of 8 MMBOE and produced 56 MMBOE.
During 2014, our proved reserves increased 33 MMBOE primarily as a result of extensions, discoveries and other additions of 72 MMBOE, purchases of 9 MMBOE, infill drilling revisions of 77 MMBOE and positive price revisions of 3 MMBOE. These were partially offset by negative revisions of 29 MMBOE resulting from development plan changes and well performance. During 2014, we sold non-strategic asset reserves in the Granite Wash and Malaysia of 49 MMBOE and produced 50 MMBOE.
During 2013, our proved reserves increased 46 MMBOE primarily as a result of additions (through extensions, discoveries, improved recovery and other additions) of 82 MMBOE, infill drilling revisions of 75 MMBOE and positive price revisions of 10 MMBOE. These were partially offset by negative revisions of 71 MMBOE resulting from development plan changes and well performance. During 2013, we sold non-strategic asset reserves of 1 MMBOE and produced 49 MMBOE.

NEWFIELD EXPLORATION COMPANY
SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Estimated Net Quantities of Proved Oil and Gas Reserves

The following table sets forth our total net proved reserves and our total net proved developed and undeveloped reserves as of December 31, 2012, 2013, 2014 and 2015 and the changes in our total net proved reserves during the three-year period ended December 31, 2015:

	Crude Oil and Condensate (MMBbls)				Natural Gas (Bcf)
	Continuing Operations		Discontinued Operations		Continuing Operations		Discontinued Operations
	Domestic	China(1)	Malaysia(1)	Total	Domestic	China(1)	Malaysia(1)	Total
Proved developed and undeveloped reserves as of:
December 31, 2012	203	19	15	237	1,755	—	—	1,755
Revisions of previous estimates	19	7	2	28	(166)	—	—	(166)
Extensions, discoveries and other additions	25	—	2	27	187	—	—	187
Purchases of properties	1	—	—	1	1	—	—	1
Sales of properties	—	—	—	—	(5)	—	—	(5)
Production	(14)	(1)	(8)	(23)	(124)	—	—	(124)
December 31, 2013	234	25	11	270	1,648	—	—	1,648
Revisions of previous estimates	18	(2)	—	16	129	—	—	129
Extensions, discoveries and other additions	41	1	—	42	112	—	—	112
Purchases of properties	6	—	—	6	9	—	—	9
Sales of properties	(3)	—	(10)	(13)	(164)	—	—	(164)
Production	(18)	(1)	(1)	(20)	(127)	—	—	(127)
December 31, 2014	278	23	—	301	1,607	—	—	1,607
Revisions of previous estimates	(105)	(7)	—	(112)	(352)	—	—	(352)
Extensions, discoveries and other additions	49	—	—	49	187	—	—	187
Purchases of properties	1	—	—	1	2	—	—	2
Sales of properties	(5)	—	—	(5)	(15)	—	—	(15)
Production	(21)	(6)	—	(27)	(124)	—	—	(124)
December 31, 2015	197	10	—	207	1,305	—	—	1,305
Proved developed reserves as of:
December 31, 2012	92	4	14	110	1,042	—	—	1,042
December 31, 2013	112	4	11	127	1,055	—	—	1,055
December 31, 2014	135	9	—	144	938	—	—	938
December 31, 2015	115	10	—	125	942	—	—	942
Proved undeveloped reserves as of:
December 31, 2012	111	15	1	127	713	—	—	713
December 31, 2013	122	21	—	143	593	—	—	593
December 31, 2014	143	14	—	157	669	—	—	669
December 31, 2015	82	—	—	82	363	—	—	363
 _________________

(1)
All of our reserves in China are associated with production sharing contracts and are calculated using the economic interest method. We used the economic interest method in Malaysia until we sold our Malaysia business in 2014.

NEWFIELD EXPLORATION COMPANY
SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Estimated Net Quantities of Proved Oil and Gas Reserves — (Continued)

	NGLs (MMBbls)				Total (MMBOE)
	Continuing Operations		Discontinued Operations		Continuing Operations		Discontinued Operations
	Domestic	China(1)	Malaysia(1)	Total	Domestic	China(1)	Malaysia(1)	Total
Proved developed and undeveloped reserves as of:
December 31, 2012	37	—	—	37	532	19	15	566
Revisions of previous estimates	14	—	—	14	5	7	2	14
Extensions, discoveries and other additions	22	—	—	22	78	—	2	80
Purchases of properties	—	—	—	—	2	—	—	2
Sales of properties	—	—	—	—	(1)	—	—	(1)
Production	(5)	—	—	(5)	(40)	(1)	(8)	(49)
December 31, 2013	68	—	—	68	576	25	11	612
Revisions of previous estimates	13	—	—	13	53	(2)	—	51
Extensions, discoveries and other additions	12	—	—	12	71	1	—	72
Purchases of properties	1	—	—	1	9	—	—	9
Sales of properties	(9)	—	—	(9)	(39)	—	(10)	(49)
Production	(9)	—	—	(9)	(48)	(1)	(1)	(50)
December 31, 2014	76	—	—	76	622	23	—	645
Revisions of previous estimates	(3)	—	—	(3)	(167)	(7)	—	(174)
Extensions, discoveries and other additions	20	—	—	20	101	—	—	101
Purchases of properties	—	—	—	—	1	—	—	1
Sales of properties	—	—	—	—	(8)	—	—	(8)
Production	(9)	—	—	(9)	(50)	(6)	—	(56)
December 31, 2015	84	—	—	84	499	10	—	509
Proved developed reserves as of:
December 31, 2012	15	—	—	15	280	4	14	298
December 31, 2013	35	—	—	35	322	4	11	337
December 31, 2014	38	—	—	38	329	9	—	338
December 31, 2015	47	—	—	47	319	10	—	329
Proved undeveloped reserves as of:
December 31, 2012	22	—	—	22	252	15	1	268
December 31, 2013	33	—	—	33	254	21	—	275
December 31, 2014	38	—	—	38	293	14	—	307
December 31, 2015	37	—	—	37	180	—	—	180
 _________________

(1)
All of our reserves in China are associated with production sharing contracts and are calculated using the economic interest method. We used the economic interest method in Malaysia until we sold our Malaysia business in 2014.

NEWFIELD EXPLORATION COMPANY
SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves is as follows:

	Continuing Operations		Discontinued Operations
	Domestic	China	Malaysia	Total
	(In millions)
2015:
Future cash inflows	$12,932	$512	$—	$13,444
Less related future:
Production costs	(5,914)	(202)	—	(6,116)
Development and abandonment costs	(2,262)	(44)	—	(2,306)
Future net cash flows before income taxes	4,756	266	—	5,022
Future income tax expense	(211)	3	—	(208)
Future net cash flows before 10% discount	4,545	269	—	4,814
10% annual discount for estimating timing of cash flows	(1,991)	(47)	—	(2,038)
Standardized measure of discounted future net cash flows	$2,554	$222	$—	$2,776

2014:
Future cash inflows	$31,758	$2,183	$—	$33,941
Less related future:
Production costs	(11,508)	(784)	—	(12,292)
Development and abandonment costs	(4,611)	(73)	—	(4,684)
Future net cash flows before income taxes	15,639	1,326	—	16,965
Future income tax expense	(4,449)	(221)	—	(4,670)
Future net cash flows before 10% discount	11,190	1,105	—	12,295
10% annual discount for estimating timing of cash flows	(5,860)	(223)	—	(6,083)
Standardized measure of discounted future net cash flows	$5,330	$882	$—	$6,212

2013:
Future cash inflows	$26,600	$2,640	$1,245	$30,485
Less related future:
Production costs	(8,302)	(959)	(771)	(10,032)
Development and abandonment costs	(4,166)	(143)	(148)	(4,457)
Future net cash flows before income taxes	14,132	1,538	326	15,996
Future income tax expense	(4,278)	(316)	—	(4,594)
Future net cash flows before 10% discount	9,854	1,222	326	11,402
10% annual discount for estimating timing of cash flows	(5,226)	(320)	(23)	(5,569)
Standardized measure of discounted future net cash flows	$4,628	$902	$303	$5,833

NEWFIELD EXPLORATION COMPANY
SUPPLEMENTARY FINANCIAL INFORMATION
SUPPLEMENTARY OIL AND GAS DISCLOSURES — UNAUDITED — (Continued)

Set forth in the table below is a summary of the changes in the standardized measure of discounted future net cash flows for our proved oil and gas reserves during each of the years in the three-year period ended December 31, 2015:

	Continuing Operations		Discontinued Operations
	Domestic	China	Malaysia	Total
	(In millions)
2015:
Beginning of the period	$5,330	$882	$—	$6,212
Revisions of previous estimates:
Changes in prices and costs	(6,126)	(528)	—	(6,654)
Changes in quantities	(1,140)	(181)	—	(1,321)
Changes in future development costs	2,179	14	—	2,193
Previously estimated development costs incurred during the period	630	16	—	646
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	522	4	—	526
Purchases and sales of reserves in place, net	(21)	—	—	(21)
Accretion of discount	855	88	—	943
Sales of oil and gas, net of production costs	(800)	(207)	—	(1,007)
Net change in income taxes	2,229	182	—	2,411
Production timing and other	(1,104)	(48)	—	(1,152)
Net increase (decrease)	(2,776)	(660)	—	(3,436)
End of period	$2,554	$222	$—	$2,776
2014:
Beginning of the period	$4,628	$902	$303	$5,833
Revisions of previous estimates:
Changes in prices and costs	(492)	(119)	(132)	(743)
Changes in quantities	784	(104)	—	680
Changes in future development costs	253	(72)	129	310
Previously estimated development costs incurred during the period	698	147	12	857
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	860	—	—	860
Purchases and sales of reserves in place, net	(171)	—	(279)	(450)
Accretion of discount	655	114	19	788
Sales of oil and gas, net of production costs	(1,662)	(21)	(54)	(1,737)
Net change in income taxes	(383)	51	—	(332)
Production timing and other	160	(16)	2	146
Net increase (decrease)	702	(20)	(303)	379
End of period	$5,330	$882	$—	$6,212
2013:
Beginning of the period	$3,408	$612	$416	$4,436
Revisions of previous estimates:
Changes in prices and costs	944	2	33	979
Changes in quantities	81	302	76	459
Changes in future development costs	(83)	(50)	(126)	(259)
Previously estimated development costs incurred during the period	549	130	79	758
Additions to proved reserves resulting from extensions, discoveries and improved recovery, less related costs	1,012	—	49	1,061
Purchases and sales of reserves in place, net	13	—	—	13
Accretion of discount	470	82	33	585
Sales of oil and gas, net of production costs	(973)	(46)	(330)	(1,349)
Net change in income taxes	(815)	(63)	59	(819)
Production timing and other	22	(67)	14	(31)
Net increase (decrease)	1,220	290	(113)	1,397
End of period	$4,628	$902	$303	$5,833

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee” in our proxy statement for our 2016 annual meeting of stockholders to be held on May 17, 2016 (the “2016 Proxy Statement”) and the information set forth under the heading “Executive Officers of the Registrant” in this report are incorporated herein by reference.

Corporate Code of Business Conduct and Ethics

We have adopted a corporate code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer and controller or principal accounting officer) and employees. In addition, we have adopted a financial code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Both of these codes are available under the “Corporate Governance — Overview” tab on our website at www.newfield.com.

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

Item 11.     Executive Compensation

The information appearing in our 2016 Proxy Statement under the headings “Compensation & Management Development Committee Report” (which is furnished), “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2016 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2016 Proxy Statement under the headings “Corporate Governance — Board of Directors” and “Interests of Management and Others in Certain Transactions” is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information appearing in our 2016 Proxy Statement under the heading “Principal Accounting Fees and Services” is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

Financial Statements

Reference is made to the table of contents set forth on page 62 of this report.

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

4.1.2	—
Third Supplemental Indenture, dated as of June 26, 2012, to Senior Indenture dated as of February 28, 2001 between Newfield and U.S. Bank National Association (as successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed with the SEC on June 26, 2012 (File No. 1-12534))

4.1.3	—
Fourth Supplemental Indenture, dated as of March 10, 2015, to Senior Indenture dated as of February 28, 2001, between Newfield and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield's Current Report on Form 8-K filed with the SEC on March 12, 2015 (File No. 1-12534))

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
Form of 2008 Stock Option Agreement under 2000 Omnibus Stock Plan between Newfield and each of Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Stephen C. Campbell, and Susan G. Riggs dated as of February 7, 2008 (incorporated by reference to Exhibit 10.3 to Newfield's Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))

†10.3	—
Newfield Exploration Company 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Registration Statement on Form S-8 filed with the SEC on May 4, 2009 (Registration No. 333-158961))

†10.4	—	Newfield Exploration Company 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to Newfield's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12534))

†*10.5	—	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of May 15, 2015

†10.6	—
Fourth Amended and Restated Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.18 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-12534))

†10.7	—
Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.31 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12534))

†10.8	—
Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.32 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12534))

†10.9	—
Form of Fourth Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn and Gary D. Packer dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12534))

†10.10	—
Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

†10.11	—
Form of 2011 Executive Officer TSR Restricted Stock Unit Award Agreement under 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-12534))

†10.12	—
Newfield Exploration Company 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Registration Statement on Form S-8 filed with the SEC on May 5, 2011 (Registration No. 333-173964))

†10.12.1	—
Newfield Exploration Company Amended and Restated 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 3, 2013 (File No. 1-12534))

†10.12.2	—
Newfield Exploration Company Second Amended and Restated 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Registration Statement on Form S-8 filed with the SEC on June 3, 2015 (Registration No. 333-204694))

†10.13	—
Form of Non-Employee Director Restricted Stock Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.5 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-12534))

†10.14	—
Form of 2013 Executive Officer Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 1-12534))

†10.15	—
Form of 2013 Executive Officer TSR Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 1-12534))

†10.16	—
Form of 2014 Cash-Settled Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to Newfield's Current Report on Form 8-K filed with the SEC on February 19, 2014 (File No. 1-12534))

†10.17	—
Form of 2014 Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on February 19, 2014 (File No. 1-12534))

†10.18	—
Amended Form of 2014 Executive Officer TSR Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 1-12534))

†10.19	—
Form of 2015 TSR Executive Officer Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 1-12534))

†*10.20	—	Form of 2015 Cash-Settled Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan

†*10.21	—	Form of 2015 Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan

†*10.22	—	Summary of Non-Employee Director Compensation Program effective May 15, 2015

†10.23	—
Newfield Exploration Company 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Newfield's Registration Statement on Form S-8 filed with the SEC on May 10, 2010 (File No. 333-166672))

†10.23.1	—
Amendment No. 1 to the Newfield Exploration Company 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1to Newfield's Current Report on Form 8-K filed with the SEC on February 11, 2014 (File No. 1-12534))

†*10.24	—	Newfield Exploration Company Non-Employee Director Deferred Compensation Plan effective as of October 27, 2015

10.25	—
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

10.25.1	—
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

10.25.2	—
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

10.25.3	—
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

10.25.4	—
Fourth Amendment to Credit Agreement, dated as of March 5, 2015, by and among Newfield and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of Nova Scotia, U.S. Bank National Association, Sumitomo Mitsui Banking Corporation and Credit Suisse AG, Cayman Islands Branch, as Documentation Agents, and BMO Harris Bank N.A., Canadian Imperial Bank of Commerce, New York Branch, Goldman Sachs Bank USA and Mizuho Bank Ltd., as Managing Agents, and other Lenders thereto (incorporated by reference to Exhibit 10.2 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 1-12534))

10.26	—
Share Purchase Agreement between Newfield International Holdings Inc., as Seller, and SapuraKencana Petroleum Berhad, as Purchaser, dated as of October 22, 2013 (incorporated by reference to Exhibit 2.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2014 (File No. 1-12534))

10.26.1	—
Amendment to Share Purchase Agreement between Newfield International Holdings Inc., as Seller, and SapuraKencana Petroleum Berhad, as Purchaser, dated as of February 9, 2014 (incorporated by reference to Exhibit 2.2 to Newfield's Current Report on Form 8-K filed with the SEC on February 14, 2014 (File No. 1-12534))

†10.27	—	Retirement Agreement of Terry W. Rathert (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on August 29, 2014 (File No. 1-12534))

†10.28	—
Form of Change of Control Severance Agreement by and between Newfield and Lawrence S. Massaro (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on December 23, 2014 (File No. 1-12534))

†10.29	—	Retirement Agreement of William D. Schneider (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on January 14, 2015 (File No. 1-12534))

*21.1	—	List of Significant Subsidiaries

*23.1	—	Consent of PricewaterhouseCoopers LLP

*23.2	—	Consent of Ryder Scott Company, L.P.

*23.3	—	Consent of DeGolyer and MacNaughton

*24.1	—	Power of Attorney

*31.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	—	Reserve Audit Report of Ryder Scott Company, L.P., dated January 12, 2016

*99.2	—	Reserve Audit Report of DeGolyer and MacNaughton, dated January 20, 2016

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Schema Document

*101.CAL	—	XBRL Calculation Linkbase Document

*101.LAB	—	XBRL Label Linkbase Document

*101.PRE	—	XBRL Presentation Linkbase Document

*101.DEF	—	XBRL Definition Linkbase Document

_________________

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2016.

NEWFIELD EXPLORATION COMPANY

By:	/s/ LEE K. BOOTHBY
Lee K. Boothby President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 24th day of February 2016.

	Signature	Title

	/S/ LEE K. BOOTHBY	President, Chief Executive Officer and Chairman of the Board
	Lee K. Boothby	(Principal Executive Officer)

	/S/ LAWRENCE S. MASSARO	Executive Vice President and Chief Financial Officer
	Lawrence S. Massaro	(Principal Financial Officer)

	/S/ GEORGE W. FAIRCHILD, JR.	Chief Accounting Officer
	George W. Fairchild, Jr.	(Principal Accounting Officer)

	/S/ PAMELA J. GARDNER*	Director
Pamela J. Gardner

	/S/ STEVEN W. NANCE*	Director
Steven W. Nance

	/S/ ROGER B. PLANK*	Director
Roger B. Plank

	/S/ THOMAS G. RICKS*	Director
Thomas G. Ricks

	/S/ JUANITA M. ROMANS*	Director
Juanita M. Romans

	/S/ JOHN W. SCHANCK*	Director
John W. Schanck

	/S/ J. TERRY STRANGE*	Director
J. Terry Strange

	/S/ J. KENT WELLS*	Director
J. Kent Wells

*By:	/s/ GEORGE W. FAIRCHILD, JR.
George W. Fairchild, Jr. as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number		Title
3.1	—
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

4.1.2	—
Third Supplemental Indenture, dated as of June 26, 2012, to Senior Indenture dated as of February 28, 2001 between Newfield and U.S. Bank National Association (as successor to First Union National Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed with the SEC on June 26, 2012 (File No. 1-12534))

4.1.3	—
Fourth Supplemental Indenture, dated as of March 10, 2015, to Senior Indenture dated as of February 28, 2001, between Newfield and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield's Current Report on Form 8-K filed with the SEC on March 12, 2015 (File No. 1-12534))

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
Form of 2008 Stock Option Agreement under 2000 Omnibus Stock Plan between Newfield and each of Lee K. Boothby, George T. Dunn, John H. Jasek, Gary D. Packer, James T. Zernell, Stephen C. Campbell, and Susan G. Riggs dated as of February 7, 2008 (incorporated by reference to Exhibit 10.3 to Newfield's Current Report on Form 8-K filed with the SEC on February 14, 2008 (File No. 1-12534))

†10.3	—
Newfield Exploration Company 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Registration Statement on Form S-8 filed with the SEC on May 4, 2009 (Registration No. 333-158961))

†10.4	—	Newfield Exploration Company 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to Newfield's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12534))

†*10.5	—	Newfield Exploration Company Deferred Compensation Plan as Amended and Restated as of May 15, 2015

†10.6	—
Fourth Amended and Restated Newfield Exploration Company Change of Control Severance Plan (incorporated by reference to Exhibit 10.18 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-12534))

†10.7	—
Form of Third Amended and Restated Change of Control Severance Agreement between Newfield and Lee K. Boothby dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.31 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12534))

†10.8	—
Form of Second Amended and Restated Change of Control Severance Agreement between Newfield and each of John H. Jasek and James T. Zernell dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.32 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12534))

†10.9	—
Form of Fourth Amended and Restated Change of Control Severance Agreement between Newfield and each of George T. Dunn and Gary D. Packer dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12534))

†10.10	—
Form of Indemnification Agreement between Newfield and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to Newfield’s Current Report on Form 8-K filed with the SEC on February 6, 2009 (File No. 1-12534))

†10.11	—
Form of 2011 Executive Officer TSR Restricted Stock Unit Award Agreement under 2009 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-12534))

†10.12	—
Newfield Exploration Company 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Registration Statement on Form S-8 filed with the SEC on May 5, 2011 (Registration No. 333-173964))

†10.12.1	—
Newfield Exploration Company Amended and Restated 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield’s Current Report on Form 8-K filed with the SEC on May 3, 2013 (File No. 1-12534))

†10.12.2	—
Newfield Exploration Company Second Amended and Restated 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 99.1 to Newfield’s Registration Statement on Form S-8 filed with the SEC on June 3, 2015 (Registration No. 333-204694))

†10.13	—
Form of Non-Employee Director Restricted Stock Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.5 to Newfield’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-12534))

†10.14	—
Form of 2013 Executive Officer Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 1-12534))

†10.15	—
Form of 2013 Executive Officer TSR Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.2 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 1-12534))

†10.16	—
Form of 2014 Cash-Settled Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to Newfield's Current Report on Form 8-K filed with the SEC on February 19, 2014 (File No. 1-12534))

†10.17	—
Form of 2014 Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on February 19, 2014 (File No. 1-12534))

†10.18	—
Amended Form of 2014 Executive Officer TSR Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 1-12534))

†10.19	—
Form of 2015 TSR Executive Officer Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan (incorporated by reference to Exhibit 10.3 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 1-12534))

†*10.20	—	Form of 2015 Cash-Settled Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan

†*10.21	—	Form of 2015 Restricted Stock Unit Award Agreement under 2011 Omnibus Stock Plan

†*10.22	—	Summary of Non-Employee Director Compensation Program effective May 15, 2015

†10.23	—
Newfield Exploration Company 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Newfield's Registration Statement on Form S-8 filed with the SEC on May 10, 2010 (File No. 333-166672))

†10.23.1	—
Amendment No. 1 to the Newfield Exploration Company 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1to Newfield's Current Report on Form 8-K filed with the SEC on February 11, 2014 (File No. 1-12534))

†*10.24	—	Newfield Exploration Company Non-Employee Director Deferred Compensation Plan effective as of October 27, 2015

10.25	—
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

10.25.1	—
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

10.25.2	—
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

10.25.3	—
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

10.25.4	—
Fourth Amendment to Credit Agreement, dated as of March 5, 2015, by and among Newfield and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of Nova Scotia, U.S. Bank National Association, Sumitomo Mitsui Banking Corporation and Credit Suisse AG, Cayman Islands Branch, as Documentation Agents, and BMO Harris Bank N.A., Canadian Imperial Bank of Commerce, New York Branch, Goldman Sachs Bank USA and Mizuho Bank Ltd., as Managing Agents, and other Lenders thereto (incorporated by reference to Exhibit 10.2 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 1-12534))

10.26	—
Share Purchase Agreement between Newfield International Holdings Inc., as Seller, and SapuraKencana Petroleum Berhad, as Purchaser, dated as of October 22, 2013 (incorporated by reference to Exhibit 2.1 to Newfield’s Current Report on Form 8-K filed with the SEC on February 14, 2014 (File No. 1-12534))

10.26.1	—
Amendment to Share Purchase Agreement between Newfield International Holdings Inc., as Seller, and SapuraKencana Petroleum Berhad, as Purchaser, dated as of February 9, 2014 (incorporated by reference to Exhibit 2.2 to Newfield's Current Report on Form 8-K filed with the SEC on February 14, 2014 (File No. 1-12534))

†10.27	—	Retirement Agreement of Terry W. Rathert (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on August 29, 2014 (File No. 1-12534))

†10.28	—
Form of Change of Control Severance Agreement by and between Newfield and Lawrence S. Massaro (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on December 23, 2014 (File No. 1-12534))

†10.29	—	Retirement Agreement of William D. Schneider (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on January 14, 2015 (File No. 1-12534))

*21.1	—	List of Significant Subsidiaries

*23.1	—	Consent of PricewaterhouseCoopers LLP

*23.2	—	Consent of Ryder Scott Company, L.P.

*23.3	—	Consent of DeGolyer and MacNaughton

*24.1	—	Power of Attorney

*31.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	—	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	—	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	—	Reserve Audit Report of Ryder Scott Company, L.P., dated January 12, 2016

*99.2	—	Reserve Audit Report of DeGolyer and MacNaughton, dated January 20, 2016

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Schema Document

*101.CAL	—	XBRL Calculation Linkbase Document

*101.LAB	—	XBRL Label Linkbase Document

*101.PRE	—	XBRL Presentation Linkbase Document

*101.DEF	—	XBRL Definition Linkbase Document
_________________

*	Filed or furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.