Form 10-Q
period 2016-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2016-05-03
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

As of April 29, 2016, there were 198,485,340 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$537	$5
Accounts receivable, net	245	262
Inventories	31	34
Derivative assets	234	284
Other current assets	41	40
Total current assets	1,088	625
Oil and gas properties, net — full cost method ($900 and $780 were excluded from amortization at March 31, 2016 and December 31, 2015, respectively)	3,403	3,819
Other property and equipment, net	170	172
Derivative assets	65	105
Long-term investments	21	20
Other assets	30	27
Total assets	$4,777	$4,768
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49	$41
Accrued liabilities	398	533
Advances from joint owners	51	58
Asset retirement obligations	3	2
Derivative liabilities	24	13
Total current liabilities	525	647
Other liabilities	59	48
Derivative liabilities	7	9
Long-term debt	2,429	2,467
Asset retirement obligations	193	192
Deferred taxes	26	26
Total long-term liabilities	2,714	2,742
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 shares authorized at March 31, 2016 and December 31, 2015; 198,823,081 and 164,102,786 shares issued at March 31, 2016 and December 31, 2015, respectively)	2	2
Additional paid-in capital	3,221	2,436
Treasury stock (at cost, 685,517 and 612,469 shares at March 31, 2016 and December 31, 2015, respectively)	(24)	(22)
Accumulated other comprehensive gain (loss)	(2)	(2)
Retained earnings (deficit)	(1,659)	(1,035)
Total stockholders' equity	1,538	1,379
Total liabilities and stockholders' equity	$4,777	$4,768

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Oil, gas and NGL revenues	$284	$349

Operating expenses:
Lease operating	61	75
Transportation and processing	63	49
Production and other taxes	10	13
Depreciation, depletion and amortization	177	237
General and administrative	44	63
Ceiling test and other impairments	506	792
Other	1	4
Total operating expenses	862	1,233
Income (loss) from operations	(578)	(884)

Other income (expense):
Interest expense	(41)	(44)
Capitalized interest	9	7
Commodity derivative income (expense)	(17)	153
Other, net	1	8
Total other income (expense)	(48)	124

Income (loss) before income taxes	(626)	(760)

Income tax provision (benefit):
Current	(2)	3
Deferred	—	(283)
Total income tax provision (benefit)	(2)	(280)
Net income (loss)	$(624)	$(480)

Earnings (loss) per share:
Basic	$(3.52)	$(3.30)
Diluted	$(3.52)	$(3.30)
Weighted-average number of shares outstanding for basic earnings (loss) per share	177	145
Weighted-average number of shares outstanding for diluted earnings (loss) per share	177	145

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(624)	$(480)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	—	—
Other comprehensive income (loss), net of tax	—	—
Comprehensive income (loss)	$(624)	$(480)

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(624)	$(480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	177	237
Deferred tax provision (benefit)	—	(283)
Stock-based compensation	8	15
Unrealized (gain) loss on derivative contracts	99	(32)
Ceiling test and other impairments	506	792
Other, net	4	6
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	15	38
(Increase) decrease in inventories	(4)	2
(Increase) decrease in other current assets	(1)	4
(Increase) decrease in other assets	(4)	1
Increase (decrease) in accounts payable and accrued liabilities	(102)	(105)
Increase (decrease) in advances from joint owners	(6)	14
Increase (decrease) in other liabilities	4	(4)
Net cash provided by (used in) operating activities	72	205
Cash flows from investing activities:
Additions to oil and gas properties	(273)	(511)
Acquisitions of oil and gas properties	(1)	—
Proceeds from sales of oil and gas properties	3	29
Additions to other property and equipment	(4)	(4)
Net cash provided by (used in) investing activities	(275)	(486)
Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	536	701
Repayments of borrowings under credit arrangements	(575)	(1,147)
Proceeds from issuance of senior notes	—	691
Debt issue costs	—	(8)
Proceeds from issuances of common stock, net	776	815
Purchases of treasury stock, net	(2)	(1)
Other	—	(1)
Net cash provided by (used in) financing activities	735	1,050
Increase (decrease) in cash and cash equivalents	532	769
Cash and cash equivalents, beginning of period	5	14
Cash and cash equivalents, end of period	$537	$783

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	164.1	$2	(0.6)	$(22)	$2,436	$(1,035)	$(2)	$1,379
Issuances of common stock	34.7	—			776			776
Stock-based compensation					9			9
Treasury stock, net			(0.1)	(2)	—			(2)
Net income (loss)						(624)		(624)
Balance, March 31, 2016	198.8	$2	(0.7)	$(24)	$3,221	$(1,659)	$(2)	$1,538

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

These unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to fairly state our financial position as of, and results of operations, for the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

These consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks and Uncertainties

As an independent oil and natural gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for oil, natural gas and NGLs. Historically, the energy markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on our financial position, results of operations, cash flows, access to capital and on the quantities of oil, natural gas and NGL reserves that we can economically produce. Beginning in the fourth quarter of 2014, crude oil prices declined significantly primarily due to global supply and demand imbalances. Crude oil prices continued to decline in 2015 and have remained depressed in the first quarter of 2016. Other risks and uncertainties that could affect us in the current price environment include, but are not limited to, counterparty credit risk for our receivables, responsibility for decommissioning liabilities for offshore interests we no longer own, access to credit markets, regulatory risks and ability to meet financial ratios and covenants in our financing agreements.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and the quantities and values of proved oil, natural gas and NGL reserves used in calculating depletion and assessing impairment of our oil and gas properties. Actual results could differ significantly from these estimates. Our most significant estimates are associated with the quantities of proved oil, natural gas and NGL reserves, the timing and amount of transfers of our unevaluated properties into our amortizable full cost pool, the recoverability of our deferred tax assets and the fair value of our derivative contracts.

Reclassifications

Certain reclassifications have been made to prior years' reported amounts in order to conform to the current year presentation. These reclassifications did not impact our net income (loss), stockholders' equity or cash flows.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Cash

We have restricted cash of $17 million included in "Other assets" on our consolidated balance sheet at March 31, 2016 that represents amounts held in escrow accounts to satisfy future plug and abandonment obligations for our China operations. These amounts are restricted as to their current use and will be released as we plug and abandon wells and facilities in our China field. Consistent with our other plug and abandonment activities, changes in restricted cash are included in cash flows from operating activities in our consolidated statement of cash flows.

New Accounting Requirements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance regarding the simplification of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

In February 2016, the FASB issued guidance regarding the accounting for leases. The guidance requires recognition of most lease assets and liabilities by lessees for those leases classified as operating leases. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our financial statements.

In January 2016, the FASB issued guidance regarding several broad topics related to the recognition and measurement of financial assets and liabilities. The guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

In August 2014, the FASB issued guidance regarding disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance applies prospectively to all entities, requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and disclose certain information when substantial doubt is raised. We will adopt this guidance for the annual period ending December 31, 2016.

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

2.    Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Revenue	$97	$94
Joint interest	119	125
Other	45	59
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$245	$262

3.      Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations and oil produced but not sold in our China operations. At March 31, 2016 and December 31, 2015, the crude oil inventory from our China operations consisted of approximately 180,000 and 335,000 barrels of crude oil, respectively.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.      Derivative Financial Instruments

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

In addition to the derivative strategies outlined in our Annual Report on Form 10-K for the year ended December 31,
 2015, we also utilize swaptions from time to time. A swaption is an option to exercise a swap where the buyer (counterparty) of the swaption purchases the right from the seller (Newfield), but not the obligation, to enter into a fixed-price swap with the seller on a predetermined date (expiration date). The swap price is a fixed price determined at the time of the swaption contract. If the swaption is exercised, the contract will become a swap treated consistent with our other fixed-price swaps.

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

At March 31, 2016, we had outstanding derivative positions as set forth in the tables below.

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)(2)	Sold Puts (Weighted Average)(1)	Floors (Weighted Average)	Ceilings (Weighted Average)
							(In millions)
2016:
Fixed-price swaps	920	$42.32	$—	$—	$—	$—	$—
Fixed-price swaps with sold puts:	7,057
Fixed-price swaps		89.98	—	—	—	—	339
Sold puts		—	—	74.42	—	—	(231)
Collars with sold puts:	4,673
Collars		—	—	—	90.00	96.10	225
Sold puts		—	—	75.00	—	—	(156)
Swaptions(3)	—	42.67	—	—	—	—	(14)
Purchased calls	8,181	—	73.35	—	—	—	1
2017:
Fixed-price swaps	4,380	45.38	—	—	—	—	2
Fixed-price swaps with sold puts:	4,468
Fixed-price swaps		88.37	—	—	—	—	190
Sold puts		—	—	73.28	—	—	(128)
Collars with sold puts:	2,080
Collars		—	—	—	90.00	95.59	93
Sold puts		—	—	75.00	—	—	(64)
Purchased calls	6,548	—	73.81	—	—	—	5
Total							$262

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

_________________

(1)	For the volumes with sold puts, if the market prices remain below our sold puts at contract settlement, we will receive the market price plus the following:

•	the difference between our floors and our sold puts for collars with sold puts; or

•	the difference between our swaps and our sold puts for fixed-price swaps with sold puts.
We have effectively locked in the spreads noted above (less the deferred call premium) for a portion of the volumes with sold puts through the use of purchased calls.

(2)	We deferred the premiums related to the purchased calls until contract settlement. At March 31, 2016, the deferred premiums totaled $21 million.

(3) During the first quarter of 2016, we sold crude oil swaption contracts that, if exercised on their expiration date in June 2016, would protect 4,416 MBbls of July through December 2016 production with $42.67 per Bbl fixed price swaps.

Natural Gas

		NYMEX Contract Price Per MMBtu
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2016:
Swaptions(1)	—	$2.28	$—	$—	$—	$(8)
Collars	8,250	—	—	4.00	4.54	15
2017:
Fixed-price swaps	27,375	2.73	—	—	—	(1)
Collars	29,200	—	—	2.64	2.93	—
Total						$6
________

(1)
During the first quarter of 2016, we sold natural gas swaption contracts that, if exercised on their expiration date in June 2016, would protect 36,800 MMMBtus of July through December 2016 production with $2.28 per MMBtu fixed price swaps.

Additional Disclosures about Derivative Financial Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
March 31, 2016
Oil positions	$803	$(519)	$219	$65	$(541)	$519	$(15)	$(7)
Natural gas positions	15	—	15	—	(9)	—	(9)	—
Total	$818	$(519)	$234	$65	$(550)	$519	$(24)	$(7)

December 31, 2015
Oil positions	$1,005	$(638)	$262	$105	$(660)	$638	$(13)	$(9)
Natural gas positions	22	—	22	—	—	—	—	—
Total	$1,027	$(638)	$284	$105	$(660)	$638	$(13)	$(9)

The amount of gain (loss) recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$71	$96
Realized gain (loss) on natural gas positions	11	25
Total realized gain (loss)	82	121
Unrealized gain (loss) on oil positions	(83)	37
Unrealized gain (loss) on natural gas positions	(16)	(5)
Total unrealized gain (loss)	(99)	32
Total	$(17)	$153

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty. At March 31, 2016, 10 of our 15 counterparties accounted for approximately 85% of our contracted volumes, with the largest counterparty accounting for approximately 12%.

At March 31, 2016, approximately 86% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

•
Our valuation model for the Stockholder Value Appreciation Program (SVAP) was a Monte Carlo simulation that was based on a probability model and considers various inputs including: (a) the measurement date stock price, (b) time value and (c) historical and implied volatility.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2015:
Money market fund investments	$2	$—	$—	$2
Deferred compensation plan assets	5	—	—	5
Equity securities available-for-sale	8	—	—	8
Oil and gas derivative swap contracts	—	675	—	675
Oil and gas derivative option contracts	—	—	(308)	(308)
Stock-based compensation liability awards	(12)	—	—	(12)
Total	$3	$675	$(308)	$370

As of March 31, 2016:
Money market fund investments	$529	$—	$—	$529
Deferred compensation plan assets	5	—	—	5
Equity securities available-for-sale	8	—	—	8
Oil and gas derivative swap contracts	—	530	—	530
Oil and gas derivative option and swaption contracts	—	—	(262)	(262)
Stock-based compensation liability awards	(14)	—	—	(14)
Total	$528	$530	$(262)	$796

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Level 3 Fair Value Measurements

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods.

	Derivatives	Stock-Based Compensation	Total

Balance at January 1, 2015	$(381)	$(3)	$(384)
Realized or unrealized gains (losses) included in earnings	(21)	(5)	(26)
Purchases, issuances, sales and settlements:
Settlements	70	—	70
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at March 31, 2015	$(332)	$(8)	$(340)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at March 31, 2015	$(4)	$(5)	$(9)

Balance at January 1, 2016	$(308)	$—	$(308)
Realized or unrealized gains (losses) included in earnings	(46)	—	(46)
Purchases, issuances, sales and settlements:
Settlements	92	—	92
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at March 31, 2016	$(262)	$—	$(262)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at March 31, 2016	$(32)	$—	$(32)

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

Stock-Based Compensation. The calculation of the fair value of the SVAP liability required the use of a probability-based Monte Carlo simulation, which included unobservable inputs. The simulation predicted multiple scenarios of future stock returns over the performance period, which were discounted to calculate the fair value. The fair value was recognized over a service period derived from the simulation. The SVAP performance period and program ended December 31, 2015.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

	Estimated Fair Value Asset (Liability)	Quantitative Information about Level 3 Fair Value Measurements
Instrument Type		Valuation Technique	Unobservable Input	Range
	(In millions)
Oil option contracts	$(269)	Black-Scholes	Oil price volatility	29.27%	—	62.39%
			Credit risk	0.02%	—	2.06%
Natural gas option and swaption contracts	$7	Black-Scholes	Natural gas price volatility	25.51%	—	70.20%
			Credit risk	0.03%	—	2.06%

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	March 31, 2016	December 31, 2015
	(In millions)
5¾% Senior Notes due 2022	$732	$668
5⅝% Senior Notes due 2024	945	831
5⅜% Senior Notes due 2026	644	542

Any amounts outstanding under our revolving credit facility and money market lines of credit as of the indicated dates are stated at cost, which approximates fair value. Please see Note 10, “Debt.”

6.      Oil and Gas Properties

     Oil and gas properties consisted of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Proved	$21,704	$21,568
Unproved	900	780
Gross oil and gas properties	22,604	22,348
Accumulated depreciation, depletion and amortization	(9,214)	(9,048)
Accumulated impairment	(9,987)	(9,481)
Net oil and gas properties	$3,403	$3,819

Costs withheld from amortization as of March 31, 2016 consisted of the following:

	Costs Incurred In
	2016	2015	2014	2013	Total
	(In millions)
Acquisition costs	$23	$339	$165	$123	$650
Exploration costs	125	34	—	—	159
Capitalized interest	9	33	49	—	91
Total costs withheld from amortization (unproved)	$157	$406	$214	$123	$900

We capitalized approximately $26 million and $32 million of interest and direct internal costs during the three months ended March 31, 2016 and 2015, respectively.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At March 31, 2016, the ceiling value of our reserves was calculated based upon SEC pricing of $46.23 per barrel for oil and $2.40 per MMBtu for natural gas, adjusted for market differentials. Using these prices, our ceiling for the U.S. did not exceed the net capitalized costs of oil and gas properties resulting in a ceiling test writedown. Our domestic ceiling test writedown was approximately $461 million ($461 million after tax due to a full valuation allowance on related deferred tax assets) for the three months ended March 31, 2016.

Using SEC pricing, our ceiling for China at March 31, 2016 did not exceed the net capitalized costs of oil and gas properties, resulting in a ceiling test writedown for the three months of approximately $45 million ($45 million after tax due to a full valuation allowance on related deferred tax assets).
The continued decline of SEC pricing for oil and natural gas reserves subsequent to March 31, 2016 will likely result in additional ceiling test writedowns in the second quarter of 2016 and possibly thereafter.
7.      Other Property and Equipment

     Other property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Furniture, fixtures and equipment	$155	$152
Gathering systems and equipment	115	115
Accumulated depreciation and amortization	(100)	(95)
Net other property and equipment	$170	$172

8.      Income Taxes

The following table presents a reconciliation of the United States statutory income tax rate to our effective income tax rate.

	Three Months Ended March 31,
	2016	2015
U.S. statutory income tax rate	35.0%	35.0%
State and local income taxes, net of federal effect	0.8	2.2
Valuation allowance, domestic	(34.4)	—
Valuation allowance, international	(3.0)	—
Foreign tax on foreign earnings	2.3	(0.3)
Other	(0.4)	(0.1)
Effective income tax rate	0.3%	36.8%

Due to the ceiling test writedowns of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in various taxing jurisdictions. With the continuation of low commodity price levels, we consider it more likely than not that the related tax benefits will not be realized and therefore, we have a valuation allowance on our domestic and China deferred tax assets. These valuation allowances significantly reduced our effective income tax rate in the first quarter of 2016.

As of March 31, 2016, we did not have a liability for uncertain tax positions, and as such, we did not accrue related interest or penalties. The tax years 2011 through 2015 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

9.    Accrued Liabilities

Accrued liabilities consisted of the following:

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31, 2016	December 31, 2015
	(In millions)
Revenue payable	$141	$164
Accrued capital costs	108	128
Accrued lease operating expenses	37	48
Employee incentive expense	17	53
Accrued interest on debt	31	66
Taxes payable	20	25
Other	44	49
Total accrued liabilities	$398	$533

10.      Debt

Our debt consisted of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Senior unsecured debt:
Revolving credit facility — LIBOR based loans (matures in 2020)	$—	$—
Money market lines of credit(1)	—	39
Total credit arrangements	—	39
5¾% Senior Notes due 2022	750	750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	700
Total senior unsecured debt	2,450	2,489
Debt issuance costs	(21)	(22)
Total long-term debt	$2,429	$2,467
________

(1)
Because we have the ability and intent to use our available credit facility capacity to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term debt.

Credit Arrangements

In March 2016, we entered into the fifth amendment to our Credit Agreement. This amendment changed certain definitions related to our financial covenants and decreased our interest rate coverage ratio from 3.0:1.0 to 2.5:1.0. Our borrowing capacity remains at $1.8 billion and the facility maturity date remains June 2020. We incurred approximately $3 million of financing costs related to this amendment, which were included in "Interest expense" on our consolidated statement of operations. As of March 31, 2016, the largest individual loan commitment by any lender was 12% of total commitments.

During the first quarter of 2016, our debt rating was downgraded by rating agencies, and as a result, our borrowing costs increased by 50 basis points. In addition, our available borrowing capacity (before any amounts drawn) under our money market lines of credit with various institutions, the availability of which is at the discretion of those financial institutions, was reduced from $195 million at December 31, 2015 to $160 million at March 31, 2016. This borrowing capacity is subject to compliance with restrictive covenants in our credit facility.

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank, N.A. or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points, plus a

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

margin that is based on a grid of our debt rating (125 basis points per annum at March 31, 2016) or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (225 basis points per annum at March 31, 2016).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (42.5 basis points per annum at March 31, 2016). We incurred aggregate commitment fees under our credit facility of approximately $2 million and $1 million for each of the three-month periods ended March 31, 2016 and 2015, respectively, which were recorded in “Interest expense” on our consolidated statement of operations.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test writedowns) to interest expense of at least 2.5 to 1.0. At March 31, 2016, we were in compliance with all of our debt covenants.

As of March 31, 2016, we had no letters of credit outstanding under our credit facility. Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (225 basis points at March 31, 2016).

The credit facility includes events of default relating to customary matters, including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; inaccuracy of representations and warranties in any material respect when made; a change of control; or certain other material adverse changes in our business. Our senior notes also contain standard events of default. If any of the foregoing defaults were to occur, our lenders under the credit facility could terminate future lending commitments, and our lenders under both the credit facility and our notes could declare the outstanding borrowings due and payable. In addition, our credit facility, senior notes and substantially all of our derivative arrangements contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

11.    Commitments and Contingencies

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

12.      Stockholders' Equity Activity

During the first quarter of 2016, we issued 34.5 million additional shares of common stock through a public equity offering. We received net proceeds of approximately $776 million, a portion of which was used to repay borrowings under our credit facility and money market lines of credit.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the first quarter of 2015, we issued 25.3 million additional shares of common stock through a public equity offering. We received net proceeds of approximately $815 million, which were used primarily to repay all borrowings under our credit facility and money market lines of credit that were outstanding at that time.

13.      Earnings Per Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods:

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share data)
Net income (loss)	$(624)	$(480)

Weighted-average shares (denominator):
Weighted-average shares — basic	177	145
Dilution effect of stock options and unvested restricted stock awards and restricted stock units outstanding at end of period(1)	—	—
Weighted-average shares — diluted	177	145

Earnings (loss) per share:
Basic	$(3.52)	$(3.30)
Diluted	$(3.52)	$(3.30)
_______

(1)
The effect of unvested restricted stock awards or restricted stock units and stock options has not been included in the calculation of shares outstanding for diluted EPS for the three months ended March 31, 2016 and 2015, as their effect would have been anti-dilutive. Had we recognized net income for the quarter, incremental shares attributable to the assumed vesting of unvested restricted stock awards and restricted stock units and the assumed exercise of outstanding stock options would have increased diluted weighted-average shares outstanding by 1.2 million and 1.3 million shares for the three months ended March 31, 2016 and 2015, respectively.

14.      Stock-Based Compensation

Our stock-based compensation consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Equity awards	$9	$10
Liability awards:
Cash-settled restricted stock units	3	7
Stockholder Value Appreciation Program	—	5
Total liability awards	3	12
Total stock-based compensation	12	22
Capitalized in oil and gas properties	(4)	(7)
Net stock-based compensation expense	$8	$15

As of March 31, 2016, we had approximately $66 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Equity Awards

Equity awards consist of service-based and performance- or market-based restricted stock awards and restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP). At March 31, 2016, we had approximately (1) 5.9 million shares available for issuance under our 2011 Omnibus Stock Plan, as amended (2011 Plan), if all future awards are stock options, or (2) 3.1 million shares available for issuance under our 2011 Plan if all future awards are restricted stock awards or restricted stock units.

Restricted Stock. The following table provides information about restricted stock awards and restricted stock unit activity.

	Service-Based Shares	Weighted- Average Grant Date Fair Value per Share	Performance/ Market-Based Shares	Weighted- Average Grant Date Fair Value per Share	Total Shares
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2016	1,700	$30.30	1,074	$23.76	2,774
Granted(1)	308	23.97	436	28.94	744
Forfeited	(8)	27.17	—	—	(8)
Vested	(215)	30.08	(5)	56.49	(220)
Non-vested shares outstanding at March 31, 2016	1,785	$29.24	1,505	$25.14	3,290
________

(1)
In February 2016, we granted approximately 436,000 shares of restricted stock units, which based on achievement of certain performance criteria, could vest within a range of 0% to200% of shares granted.

Employee Stock Purchase Plan. During the first three months of 2016, options to purchase approximately 65,000 shares of our common stock were granted under our ESPP. The fair value of each option was $9.20 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.47%, an expected life of six months and weighted-average volatility of 47.9%.

Stock Options. As of March 31, 2016, we had approximately 190,000 stock options outstanding and exercisable. No stock options have been granted since 2008, except for ESPP options as discussed above.

Liability Awards

Liability awards consist of performance awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units. The value of the cash-settled restricted stock units, and the associated stock-based compensation expense, is based on the Company's stock price at the end of each period. On March 31, 2016, the last reported sales price of our common stock on the New York Stock Exchange was $33.25 per share. As of March 31, 2016, we had a liability of $14 million for future cash settlement upon vesting of awards and unrecognized cash-settled stock-based compensation expense of approximately $14 million. The following table provides information about cash-settled restricted stock unit activity.

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2016	708
Granted	295
Forfeited	(14)
Vested	(4)
Non-vested units outstanding at March 31, 2016	985

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	Segment Information

While we only have operations in the oil and gas exploration and production industry, we are organizationally structured along geographic operating segments. Our current operating segments are the United States and China. The accounting policies of our operating segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables provide the geographic operating segment information for the three-month periods ended March 31, 2016 and 2015. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our income tax allocation of our China operations is based on the combined statutory rates for China and the United States.

	Domestic	China	Total
	(In millions)
Three Months Ended March 31, 2016:
Oil, gas and NGL revenues	$235	$49	$284
Operating expenses:
Lease operating	47	14	61
Transportation and processing	63	—	63
Production and other taxes	10	—	10
Depreciation, depletion and amortization	133	44	177
General and administrative	43	1	44
Ceiling test and other impairments	461	45	506
Other	1	—	1
Allocated income tax (benefit)	(194)	(33)
Net income (loss) from oil and gas properties	$(329)	$(22)
Total operating expenses			862
Income (loss) from operations			(578)
Interest expense, net of interest income, capitalized interest and other			(31)
Commodity derivative income (expense)			(17)
Income (loss) from operations before income taxes			$(626)
Total assets	$4,540	$237	$4,777
Additions to long-lived assets	$261	$—	$261

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended March 31, 2015:
Oil, gas and NGL revenues	$303	$46	$349
Operating expenses:
Lease operating	65	10	75
Transportation and processing	49	—	49
Production and other taxes	13	—	13
Depreciation, depletion and amortization	212	25	237
General and administrative	61	2	63
Ceiling test and other impairments	792	—	792
Other	3	1	4
Allocated income tax (benefit)	(330)	5
Net income (loss) from oil and gas properties	$(562)	$3
Total operating expenses			1,233
Income (loss) from operations			(884)
Interest expense, net of interest income, capitalized interest and other			(29)
Commodity derivative income (expense)			153
Income (loss) from operations before income taxes			$(760)
Total assets	$8,978	$673	$9,651
Additions to long-lived assets	$396	$12	$408

16.    Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or payments for the indicated periods.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in receivables for property sales	$2	$7
(Increase) decrease in accrued capital expenditures	20	109
(Increase) decrease in asset retirement costs	—	3

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

Significant first quarter 2016 highlights include:

•
34.5 million additional shares of common stock issued through a public equity offering for net proceeds of approximately $776 million, a portion of which was used to repay all outstanding borrowings under our credit facility and money market lines of credit. The remainder is being used for general corporate purposes including funding our 2016 capital budget, as needed;

•	total domestic production increased 1% from the fourth quarter of 2015 to 13.3 MMBOE. Compared to the first quarter of 2015, first quarter of 2016 domestic production increased 17%;

•
production in the first quarter of 2016 in the Anadarko Basin of Oklahoma was 7.1 MMBOE, up 50% over the same period of 2015 and 4% over the fourth quarter of 2015. Anadarko Basin crude oil production increased more than 70% over the first quarter of 2015;

•	China production was up approximately 15% to 1.6 MMBbls over the fourth quarter of 2015 and approximately 81% over the first quarter of 2015; and

•
trend of lower consolidated lease operating expense, both recurring and major expense, continued with a 9% decrease (11% on a per BOE basis) in the first quarter of 2016 compared to the fourth quarter of 2015. Compared to the first quarter of 2015, first quarter of 2016 consolidated lease operating expense decreased 33% on a per BOE basis.

All consolidated and domestic BOE calculations above exclude natural gas produced and consumed in operations of 1.5 Bcf for the first quarter of 2016, 1.7 Bcf for the fourth quarter of 2015 and 2.2 Bcf for the first quarter of 2015.

Results of Operations
Our operations consist of exploration, development and production activities in the United States and China.

Domestic Revenues and Production. Revenues during the first quarter of 2016 were $68 million lower than the same period of 2015. The lower revenues were attributable to a 34% decrease in the average revenue per BOE compared to the first quarter of 2015. We increased our domestic liquids production by 15% and gas production by 20% compared to the first quarter of 2015, reducing the impact of lower prices by $27 million and $15 million, respectively. Our Anadarko Basin oil, gas and NGL production increased by 71%, 47% and 35%, respectively. Williston Basin production increased by 20% primarily due to the sale of natural gas fuel and flare volumes that were previously produced and consumed in operations. Production in our other domestic basins declined as compared to the first quarter of 2015 due to the reduction of our development activities in those areas.

China Revenues and Production/Liftings. Revenues from China of $49 million for the first quarter of 2016 were 7% higher than the comparable period of 2015, which is primarily due to achieving full production levels for the six development wells in the Pearl development in May 2015, partially offset by a 41% decrease in price per barrel for crude oil and condensate. Our first quarter 2016 liftings increased 737 MBbls, or approximately 81%, over the first quarter of 2015. During the first quarter of 2016, we managed Pearl well production performance and maintained a plateau of 14,600 barrels of oil per day (net).

The following table reflects our production/liftings and average realized commodity prices:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2016	2015
Production/Liftings:
Domestic:(1)
Crude oil and condensate (MBbls)	5,335	4,950	8%
Natural gas (Bcf)	32.9	27.3	20%
NGLs (MBbls)	2,476	1,849	34%
Total (MBOE)	13,288	11,355	17%
China:(2)
Crude oil and condensate (MBbls)	1,643	906	81%
Total:
Crude oil and condensate (MBbls)	6,978	5,856	19%
Natural gas (Bcf)	32.9	27.3	20%
NGLs (MBbls)	2,476	1,849	34%
Total (MBOE)	14,931	12,261	22%
Average Realized Prices:
Domestic:(3)
Crude oil and condensate (per Bbl)	$25.72	$38.21	(33)%
Natural gas (per Mcf)	1.83	2.70	(32)%
NGLs (per Bbl)	14.75	19.96	(26)%
Crude oil equivalent (per BOE)	17.70	26.64	(34)%
China:
Crude oil and condensate (per Bbl)	$29.89	$50.78	(41)%
Total:
Crude oil and condensate (per Bbl)	$26.70	$40.15	(33)%
Natural gas (per Mcf)	1.83	2.70	(32)%
NGLs (per Bbl)	14.75	19.96	(26)%
Crude oil equivalent (per BOE)	19.04	28.43	(33)%
________________

(1)	Excludes natural gas produced and consumed in operations of 1.5 Bcf and 2.2 Bcf during the three months ended March 31, 2016 and 2015, respectively.

(2)	Represents our net share of volumes sold regardless of when produced.

(3)	Had we included the realized effects of derivative contracts, the average realized prices for our domestic crude oil and natural gas production would have been as follows:

	Three Months Ended March 31,
	2016	2015
Crude oil and condensate (per Bbl)	$38.96	$57.51
Natural gas (per Mcf)	2.18	3.62

Operating Expenses.

The following table presents information about our operating expenses:

	Unit-of-Production			Total Amount
	Three Months Ended March 31,		Percentage Increase (Decrease)	Three Months Ended March 31,		Percentage Increase (Decrease)
	2016	2015		2016	2015
	(Per BOE)			(In millions)
Domestic:
Lease operating	$3.51	$5.76	(39)%	$47	$65	(29)%
Transportation and processing	4.77	4.33	10%	63	49	29%
Production and other taxes	0.71	1.18	(40)%	10	13	(29)%
Depreciation, depletion and amortization	10.06	18.62	(46)%	133	212	(37)%
General and administrative	3.20	5.31	(40)%	43	61	(29)%
Ceiling test and other impairments	34.68	69.78	(50)%	461	792	(42)%
Other	0.05	0.23	(78)%	1	3	(73)%
Total operating expenses	56.98	105.21	(46)%	758	1,195	(37)%
China:
Lease operating	$8.93	$10.37	(14)%	$14	$10	53%
Depreciation, depletion and amortization	26.75	27.93	(4)%	44	25	74%
General and administrative	0.85	2.64	(68)%	1	2	(42)%
Ceiling test impairment	27.52	—	100%	45	—	100%
Other	—	1.31	(100)%	—	1	(100)%
Total operating expenses	64.05	42.25	52%	104	38	>100%
Total:
Lease operating	$4.08	$6.09	(33)%	$61	$75	(18)%
Transportation and processing	4.25	4.01	6%	63	49	29%
Production and other taxes	0.65	1.10	(41)%	10	13	(29)%
Depreciation, depletion and amortization	11.89	19.31	(38)%	177	237	(25)%
General and administrative	2.94	5.11	(42)%	44	63	(30)%
Ceiling test and other impairments	33.89	64.62	(48)%	506	792	(36)%
Other	0.06	0.31	(81)%	1	4	(77)%
Total operating expenses	57.76	100.55	(43)%	862	1,233	(30)%

Domestic Operations. Excluding the effect of ceiling test impairments, our operating expenses for domestic operations for the three months ended March 31, 2016 decreased 37% over the same period of 2015 stated on a per BOE basis. The primary components within our operating expenses are as follows:

•
Lease operating expense decreased 39% on a per BOE basis primarily due to lower service costs combined with higher production volumes. Service costs per BOE declined primarily in our Anadarko, Williston and Uinta basins due to our increased focus on cost-reduction initiatives combined with downward service cost pressures in the industry due to a lower commodity price environment.

•
Transportation and processing expense per BOE increased 10% primarily due to increased gas processing fees in the Williston Basin. Additionally, oil transportation costs increased in the Williston Basin due to utilization of pipelines initiated in the second half of 2015. These pipeline costs allow for improved realized oil prices.

•
Production and other taxes decreased 40% per BOE consistent with lower revenue totals. As a percent of total revenue, production and other taxes were 4.0% and 4.4% for the three months ended March 31, 2016 and 2015, respectively. Our 2016 rate is lower as our development has been focused in areas with lower taxes due to horizontal well credits.

•
Depreciation, depletion and amortization (DD&A) decreased 46% on a per BOE basis primarily due to the impact of non-cash ceiling test impairments during 2015. We expect a further decrease in the second quarter of 2016 as a result of the impairment recorded in the first quarter of 2016.

•
General and administrative (G&A) expenses decreased 29% during the first quarter of 2016 compared to the first quarter of 2015. We have lower employee-related expenses of $17 million due to a reduction of headcount and lower severance costs as compared to the prior year. In addition, lower gross stock-based compensation expense resulted in $10 million in lower G&A expenses. For the three months ended March 31, 2016, we capitalized $17 million ($1.29 per BOE) of direct internal costs as compared to $25 million ($2.19 per BOE) during the comparable quarter of 2015. This decrease in capitalization is consistent with the reduced exploration and development activities in the Uinta, Williston and Maverick basins during the first quarter of 2016.

•
At March 31, 2016, we recorded a ceiling test impairment of $461 million due to a net decrease in the discounted value of our proved reserves. The primary reason for the change in value was an 8% decrease in crude oil SEC pricing and a 7% decrease in natural gas SEC pricing since December 31, 2015. These commodity price decreases are partially offset by the impact of current service cost reductions in reserve estimates. At March 31, 2015, we recorded a ceiling test impairment of $788 million due to a net decrease in the discounted value of our proved reserves. The primary reason for the change in value was a 13% decrease in crude oil SEC pricing partially offset by the impact of current service cost reductions in reserve estimates. During the first quarter of 2015, we recorded a $4 million rig impairment associated with our decision to indefinitely lay down both company-owned drilling rigs in the Uinta Basin.

China Operations. Excluding the effect of the $45 million non-cash ceiling test impairment, China operating expenses for the three months ended March 31, 2016 decreased 14% over the same period of 2015 stated on a per BOE basis. The primary components within our operating expenses are as follows:

•	On a per BOE basis, lease operating expense was 14% lower primarily due to higher production volumes.

•	DD&A increased by 74% primarily due to an 81% increase in lifting volumes, partially offset by the impact of non-cash ceiling test impairments during 2015.

•
At March 31, 2016, we recorded a non-cash ceiling test impairment of $45 million due to a net decrease in the discounted value of our proved reserves. The primary reason for the change in value was an 8% decrease in crude oil SEC pricing since December 31, 2015.

Interest Expense. The following table presents information about interest expense. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Gross interest expense:
Credit arrangements	$6	$4
Senior notes	35	28
Senior subordinated notes	—	12
Total gross interest expense	41	44
Capitalized interest	(9)	(7)
Net interest expense	$32	$37

Gross interest expense decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the redemption of our 6⅞% Senior Subordinated Notes due 2020 in April 2015. This decrease was offset by the additional interest expense associated with our $700 million 5⅜% Senior Notes due 2026 issued in March 2015 and $3 million of financing costs related to the fifth amendment to our Credit Agreement.

Capitalized interest increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to an increase in the average amount of unproved oil and gas properties.

Commodity Derivative Income (Expense). The fluctuations in commodity derivative income (expense) from period to period are due to the volatility of oil and natural gas prices and changes in our outstanding derivative instruments during these periods. The $17 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments is comprised of a $82 million realized gain and a $99 million unrealized loss. The amount of unrealized gain (loss) on derivatives is the result of the change in the total fair value of our derivative positions from the prior year. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Three Months Ended March 31, 2016	Positions Settling After March 31, 2016	Total
	(In millions)
Net derivative asset at December 31, 2015	$82	$285	$367
Settled positions(1)	(82)	—	(82)
Change in fair value of remaining positions and fair value of new positions	—	(17)	(17)
Total unrealized gain (loss)	(82)	(17)	(99)
Net derivative asset (liability) at March 31, 2016	$—	$268	$268
_________________

(1)
Represents the fair value of positions included in the net derivative asset as of December 31, 2015 that have settled during 2016. Actual settlement amounts differ due to the changes in the fair value of the positions between the balance sheet date and the settlement date and are reflected in the realized gain (loss) noted in Note 4, "Derivative Financial Instruments".

Taxes. The effective tax rates for the three months ended March 31, 2016 and 2015 were 0.3% and 36.8%, respectively. Our effective tax rate for both periods was different than the federal statutory rate of 35% due to the change in valuation allowances, non-deductible expenses, state income taxes, the differences between international and U.S. federal statutory rates, and the impact of our China earnings being taxed both in the U.S. and China. Our future effective tax rates may also be impacted by additional ceiling test writedowns or other items which generate deferred tax assets, deferred tax asset valuation allowances, and/or reversal of such valuation allowances. The following table summarizes our tax activity that derives our effective tax rate for the first quarter of 2016.

	Domestic	China	Total
		(In millions)
Total income (loss) before income taxes	$(570)	$(56)	$(626)
U.S. federal statutory tax rate	35%	35%	35%
Tax expense (benefit) at statutory tax rate	(200)	(19)	(219)
State and local income taxes, net of tax effect	(5)	—	(5)
Change in valuation allowances	216	18	234
Foreign tax on foreign earnings	—	(14)	(14)
Other	2	—	2
Total provision (benefit) for income taxes	$13	$(15)	$(2)
Effective tax rate	(2)%	27%	0.3%

See Note 8, "Income Taxes" to our consolidated financial statements earlier in this report for additional disclosures.

Liquidity and Capital Resources

Beginning in the fourth quarter of 2014, crude oil prices declined significantly primarily due to global supply and demand imbalances. Crude oil prices continued to decline in 2015 and remained depressed in the first quarter of 2016. Given the future uncertainty regarding the timing and magnitude of an eventual recovery of crude oil prices, our planned capital spending for 2016 was reduced from 2015 levels to reduce deficit spending and preserve long-term liquidity.

During the first three months of 2016, as a part of our strategy to optimize long-term liquidity, we issued 34.5 million additional shares of common stock through a public equity offering and received net proceeds of approximately $776 million, a portion of which was used to repay outstanding borrowings under our credit facility and money market lines of credit. The remainder is being used for general corporate purposes, including funding our 2016 capital budget, if necessary. We also use cash flows from operations to fund our capital budget.

Our 2016 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $100 million, is expected to be approximately $625 million - $675 million. Actual capital expenditure levels may vary significantly due to many factors, including drilling results; oil, natural gas and NGL prices; industry conditions; the prices and availability of goods and services; and the extent to which properties are acquired or non-strategic assets are sold. We continue to screen for attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable. We believe we have the operational flexibility to react quickly with our capital expenditures to changes in circumstances or fluctuations in our cash flows.

We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available alternative sources of liquidity, including selling non-strategic assets or potentially accessing debt and equity capital markets in light of current and expected economic conditions. We believe that our liquidity position and ability to generate cash flows from our operations will be adequate to fund 2016 operations and continue to meet our other obligations. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Arrangements and Other Financing Activities. In March 2016, we entered into the fifth amendment to our Credit Agreement. This amendment changed certain definitions related to our financial covenants and decreased our interest rate coverage ratio from 3.0:1.0 to 2.5:1.0. Our borrowing capacity remains at $1.8 billion and the facility maturity date remains June 2020. We incurred approximately $3 million of financing costs related to this amendment, which were included in "Interest expense" on our consolidated statement of operations. At March 31, 2016, we had available borrowing capacity (before any amounts drawn) under our money market lines of credit of $160 million, which was reduced from $195 million at December 31, 2015 due to the downgrading of our debt rating by rating agencies during the first quarter of 2016.

At March 31, 2016, we had no borrowings outstanding under our money market lines of credit, no borrowings outstanding under our revolving credit facility and no letters of credit outstanding under our credit facility.

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

As of April 29, 2016, we had no outstanding borrowings and available borrowing capacity of $1.8 billion under our revolving credit facility, and cash on hand of $581 million. As of April 29, 2016, we had no outstanding borrowings under our money market lines of credit and available capacity of $160 million.

Working Capital. Our working capital balance fluctuates primarily as a result of the timing and amount of borrowings or repayments under our credit arrangements, changes in the fair value of our outstanding commodity derivative instruments as well as the timing of receiving reimbursement of amounts paid by us for the benefit of joint venture partners. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital. At March 31, 2016, we had positive working capital of $563 million compared to negative working capital of $22 million at December 31, 2015 due to the equity issuance in the first quarter of 2016.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows from operations, which are primarily affected by the sale of our oil, natural gas and NGLs, as well as commodity prices, net of the effects of derivative contract settlements and changes in working capital.

Our net cash flows from operations were $72 million for the three months ended March 31, 2016, which decreased compared to net cash flows from operations of $205 million for the same period in 2015. The primary driver of lower operating cash flows was lower revenues as a result of lower commodity prices.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2016 was $275 million compared to $486 million for the same period in 2015. Cash used for capital expenditures in 2016 was approximately $237 million lower due to our planned reductions in capital spending in the current economic environment for our industry as compared to the first three months of 2015.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2016 was $735 million compared to net cash provided by financing activities of $1.1 billion for the same period in 2015. During the three months ended March 31, 2016, we issued 34.5 million additional shares of common stock through a public equity offering and received net proceeds of approximately $776 million, a portion of which was used to repay all outstanding borrowings under our credit facility and money market lines of credit.

During the three months ended March 31, 2015, we received net proceeds of $815 million through the issuance of 25.3 million additional shares of common stock through a public equity offering, which were used to repay all borrowings under our credit facility and money market lines of credit. In addition, we received proceeds of $691 million through the issuance of senior notes.

Capital Expenditures. Our capital investments for the first three months of 2016 decreased 38% compared to the same period of 2015. The table below summarizes our capital investments.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Exploration and development (exclusive of leasehold)	$221	$346
Acquisitions	1	—
Leasing proved and unproved property (leasehold)	11	29
Pipeline spending	—	2
Total	$233	$377

Ceiling Test Writedown

At March 31, 2016, the values of our U.S. and China cost center ceilings were calculated based upon SEC pricing of $46.23 per barrel for oil and $2.40 per MMBtu for natural gas, adjusted for market differentials. Using these prices, our ceiling for the U.S. did not exceed the net capitalized costs of oil and gas properties, resulting in a non-cash ceiling test writedown of approximately $461 million ($461 million after tax due to a full valuation allowance on related deferred tax assets). Our ceiling for China did not exceed the net capitalized costs of oil and gas properties, resulting in a non-cash ceiling test writedown of approximately $45 million ($45 million after tax due to a full valuation allowance on related deferred tax assets). Holding all other factors constant, it is likely that we will experience a ceiling test writedown in both the U.S. and China in the second quarter of 2016. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating and development costs, upward or downward reserve revisions, reserve adds, and tax attributes. Subject to these numerous factors and inherent limitations, we believe that impairments in the second quarter of 2016 could exceed $800 million. Once recorded, a ceiling test writedown is not reversible at a later date even if oil and gas prices increase. Further declines in SEC pricing could result in additional ceiling test writedowns in subsequent quarters.
Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the disclosure since year-end 2015.

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

Oil and Gas Derivatives

We use derivative contracts to manage the variability in cash flows caused by commodity price fluctuations associated with our anticipated oil and gas production for the next 24 to 36 months. As of March 31, 2016, we had no outstanding derivative contracts related to our NGL production. We do not use derivative instruments for trading purposes.

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 4, “Derivative Financial Instruments,” and Note 5, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of March 31, 2016.

Between April 1, 2016 and April 29, 2016, we entered into additional crude oil derivative contracts. A listing of all our crude oil derivative contracts as of April 29, 2016 follows:

		NYMEX Contract Price Per Bbl
					Collars
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)

2016:
Fixed-price swaps	3,553	$41.73	$—	$—	$—	$—
Fixed-price swaps with sold puts:	7,057
Fixed-price swaps		89.98	—	—	—	—
Sold puts		—	—	74.42	—	—
Collars with sold puts:	4,673
Collars		—	—	—	90.00	96.10
Sold puts		—	—	75.00	—	—
Swaptions	—	—	—	—	—	—
Purchased calls	8,181	—	73.35	—	—	—
2017:
Fixed-price swaps	6,205	45.43	—	—	—	—
Fixed-price swaps with sold puts:	4,468
Fixed-price swaps		88.37	—	—	—	—
Sold puts		—	—	73.28	—	—
Collars with sold puts:	2,080
Collars		—	—	—	90.00	95.59
Sold puts		—	—	75.00	—	—
Purchased calls	6,548	—	73.81	—	—	—

Accounting for Derivative Activities. As our derivative contracts are not designated for hedge accounting, they are accounted for on a mark-to-market basis. We have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of March 31, 2016, we had net derivative assets of $268 million, of which 65%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model and, as such, were classified as a Level 3 fair value measurement. The model considers various inputs including the following:

•forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and

•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of March 31, 2016. We use credit default swap values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4, “Derivative Financial Instruments,” and Note 5, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

New Accounting Requirements

See Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements in Item 1 of this report for a discussion of new accounting requirements.

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
•the availability (or lack thereof) of acquisition, disposition or combination opportunities; and

•
the other factors affecting our business described under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our 2015 Annual Report on Form 10-K.

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

Bcf.    Billion cubic feet.

BOE.    One barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate, or 42 gallons for NGLs.

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

MMBOE.    One million barrels of oil equivalent.

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

SCOOP.    South-Central Oklahoma Oil Province. A field in the Anadarko Basin of Oklahoma in which we operate.

SEC pricing.    The unweighted average first-day-of-the-month commodity price for crude oil (WTI) or natural gas (NYMEX) for the prior 12 months. The SEC provides a complete definition of the pricing methodology in their guidance “Modernization of Oil and Gas Reporting.”

STACK.    Sooner Trend Anadarko Canadian Kingfisher. A play in the Anadarko Basin of Oklahoma in which we operate.

Working interest.    The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, and requires the owner to pay a share of the costs of drilling and production operations.

WTI.    West Texas Intermediate, a grade of crude oil commonly used as a benchmark in oil pricing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in oil, natural gas and NGL prices, interest rates and foreign currency exchange rates as discussed below.

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative contracts can limit or reduce the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2016, 10 of our 15 counterparties accounted for approximately 85% of our contracted volumes with the largest counterparty accounting for approximately 12%.

As of March 31, 2016, of our remaining expected 2016 crude oil production, 12,650 MBbls were protected against price volatility through the use of collars and swaps, over 90% of which have associated sold puts. The sold puts limit our downward price protection below the weighted average of our sold puts of $74.65 per barrel. If the market price remains below $74.65 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $15.34 per barrel. For 8,181 MBbls of our 2016 volumes, we have locked in an average minimum premium of $13.99 over the market price through the use of purchased calls. The weighted average strike price of the purchased calls approximates the weighted average strike price of the sold puts, thereby effectively locking in the value. As of March 31, 2016, of our expected 2017 crude oil production, 10,928 MBbls were protected against price volatility through the use of collars and swaps, nearly 60% of which have associated sold puts. The sold puts limit our downward price protection below the weighted average price of our sold puts of $73.83 per barrel. If the market price remains below $73.83 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $15.06 per barrel. For 6,548 MBbls of our 2017 volumes, we have locked in an average minimum premium of $13.54 over the market price through the use of purchased calls. For a further discussion of our derivative activities, see the discussion and tables in Note 4, “Derivative Financial Instruments,” to our consolidated financial statements appearing earlier in this report. For further discussion of the types of derivative positions, refer to Note 4, “Derivative Financial Instruments” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Interest Rates

We consider our interest rate exposure to be minimal because 100% of our obligations were at fixed rates as of March 31, 2016. A 10% increase in LIBOR would not impact our interest costs on debt outstanding as of March 31, 2016, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our revolving credit facility and money market lines of credit.

Foreign Currency Exchange Rates

The functional currency for our China operations is the U.S. dollar. To the extent that business transactions in a foreign country are not denominated in the U.S. dollar, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at March 31, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon our evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
January 1 — January 31, 2016	4,771	$30.05	—	—
February 1 — February 29, 2016	66,207	28.14	—	—
March 1 — March 31, 2016	2,070	27.67	—	—
Total	73,048	$28.25	—	—
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

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on July 25, 2013 (File No. 1-12534))

†*10.1	Form of 2016 Restricted Stock Unit Award Agreement under the 2011 Omnibus Stock Plan

†*10.2	Form of 2016 Executive Officer TSR Restricted Stock Unit Award Agreement under the 2011 Omnibus Stock Plan

†*10.3	Form of 2016 Cash-Settled Restricted Stock Unit Award Agreement under the 2011 Omnibus Stock Plan

†*10.4	Newfield Exploration Company Amended and Restated 2011 Annual Incentive Compensation Plan

*10.5
Fifth Amendment to Credit Agreement, dated as of March 18, 2016, by and among Newfield and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Wells Fargo Bank, National Association, as Syndication Agent for the Lenders and the Lenders party thereto

†10.6
Amended and Restated Change of Control Severance Agreement, by and between the Company and Lawrence S. Massaro, effective as of February 10, 2016 (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on February 12, 2016 (File No. 1-12534))

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

NEWFIELD EXPLORATION COMPANY

Date: May 3, 2016	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on July 25, 2013 (File No. 1-12534))

†*10.1	Form of 2016 Restricted Stock Unit Award Agreement under the 2011 Omnibus Stock Plan

†*10.2	Form of 2016 Executive Officer TSR Restricted Stock Unit Award Agreement under the 2011 Omnibus Stock Plan

†*10.3	Form of 2016 Cash-Settled Restricted Stock Unit Award Agreement under the 2011 Omnibus Stock Plan

†*10.4	Newfield Exploration Company Amended and Restated 2011 Annual Incentive Compensation Plan

*10.5
Fifth Amendment to Credit Agreement, dated as of March 18, 2016, by and among Newfield and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, Wells Fargo Bank, National Association, as Syndication Agent for the Lenders and the Lenders party thereto

†10.6
Amended and Restated Change of Control Severance Agreement, by and between the Company and Lawrence S. Massaro, effective as of February 10, 2016 (incorporated by reference to Exhibit 10.1 to Newfield's Current Report on Form 8-K filed with the SEC on February 12, 2016 (File No. 1-12534))

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