Form 10-Q
period 2016-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2016-11-01
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

As of October 27, 2016, there were 198,884,581 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$478	$5
Short-term investments	25	—
Accounts receivable, net	210	262
Inventories	22	34
Derivative assets	115	284
Other current assets	49	40
Total current assets	899	625
Oil and gas properties, net — full cost method ($1,413 and $780 were excluded from amortization at September 30, 2016 and December 31, 2015, respectively)	3,076	3,819
Other property and equipment, net	171	172
Derivative assets	10	105
Long-term investments	21	20
Other assets	36	27
Total assets	$4,213	$4,768
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37	$41
Accrued liabilities	401	533
Advances from joint owners	90	58
Asset retirement obligations	2	2
Derivative liabilities	55	13
Total current liabilities	585	647
Other liabilities	65	48
Derivative liabilities	10	9
Long-term debt	2,430	2,467
Asset retirement obligations	173	192
Deferred taxes	34	26
Total long-term liabilities	2,712	2,742
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 shares authorized at September 30, 2016 and December 31, 2015; 200,049,384 and 164,102,786 shares issued at September 30, 2016 and December 31, 2015, respectively)	2	2
Additional paid-in capital	3,238	2,436
Treasury stock (at cost, 1,173,475 and 612,469 shares at September 30, 2016 and December 31, 2015, respectively)	(44)	(22)
Accumulated other comprehensive gain (loss)	(2)	(2)
Retained earnings (deficit)	(2,278)	(1,035)
Total stockholders' equity	916	1,379
Total liabilities and stockholders' equity	$4,213	$4,768

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Oil, gas and NGL revenues	$392	$377	$1,057	$1,195

Operating expenses:
Lease operating	60	71	183	219
Transportation and processing	71	52	200	153
Production and other taxes	13	13	34	43
Depreciation, depletion and amortization	120	236	457	721
General and administrative	65	66	167	180
Ceiling test and other impairments	—	1,889	1,028	4,202
Other	18	1	19	8
Total operating expenses	347	2,328	2,088	5,526
Income (loss) from operations	45	(1,951)	(1,031)	(4,331)

Other income (expense):
Interest expense	(37)	(37)	(116)	(127)
Capitalized interest	15	8	35	23
Commodity derivative income (expense)	28	87	(122)	230
Other, net	1	1	2	(13)
Total other income (expense)	7	59	(201)	113

Income (loss) before income taxes	52	(1,892)	(1,232)	(4,218)

Income tax provision (benefit):
Current	(1)	7	3	25
Deferred	5	(672)	8	(1,544)
Total income tax provision (benefit)	4	(665)	11	(1,519)
Net income (loss)	$48	$(1,227)	$(1,243)	$(2,699)

Earnings (loss) per share:
Basic	$0.24	$(7.52)	$(6.50)	$(17.17)
Diluted	$0.24	$(7.52)	$(6.50)	$(17.17)
Weighted-average number of shares outstanding for basic earnings (loss) per share	199	163	191	157
Weighted-average number of shares outstanding for diluted earnings (loss) per share	200	163	191	157

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$48	$(1,227)	$(1,243)	$(2,699)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	—	(1)	—	(1)
Comprehensive income (loss)	$48	$(1,228)	$(1,243)	$(2,700)

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,243)	$(2,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	457	721
Deferred tax provision (benefit)	8	(1,544)
Stock-based compensation	14	19
Unrealized (gain) loss on derivative contracts	307	145
Ceiling test and other impairments	1,028	4,202
Other, net	10	38
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	43	80
Increase (decrease) in accounts payable and accrued liabilities	(65)	(82)
Other items, net	28	9
Net cash provided by (used in) operating activities	587	889
Cash flows from investing activities:
Additions to oil and gas properties	(692)	(1,294)
Acquisitions of oil and gas properties	(497)	(125)
Proceeds from sales of oil and gas properties	399	86
Additions to other property and equipment	(14)	(9)
Proceeds from insurance settlement, net	—	57
Purchases of investments	(25)	—
Net cash provided by (used in) investing activities	(829)	(1,285)
Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	536	1,442
Repayments of borrowings under credit arrangements	(575)	(1,840)
Proceeds from issuance of senior notes	—	691
Repayment of senior subordinated notes	—	(700)
Debt issue costs	—	(8)
Proceeds from issuances of common stock, net	777	817
Purchases of treasury stock, net	(22)	(11)
Other	(1)	(2)
Net cash provided by (used in) financing activities	715	389
Increase (decrease) in cash and cash equivalents	473	(7)
Cash and cash equivalents, beginning of period	5	14
Cash and cash equivalents, end of period	$478	$7

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	164.1	$2	(0.6)	$(22)	$2,436	$(1,035)	$(2)	$1,379
Issuances of common stock	35.9	—			777			777
Stock-based compensation					25			25
Treasury stock, net			(0.6)	(22)	—			(22)
Net income (loss)						(1,243)		(1,243)
Balance, September 30, 2016	200.0	$2	(1.2)	$(44)	$3,238	$(2,278)	$(2)	$916

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids (NGLs). Our operations are focused primarily on large scale, onshore liquids-rich resource plays in the United States. Our principal areas of operation are the Anadarko and Arkoma basins of Oklahoma, the Williston Basin of North Dakota, and the Uinta Basin of Utah. In addition, we have oil developments offshore China.

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

Restricted Cash

Restricted cash consists of amounts held in escrow accounts to satisfy future plug and abandonment obligations for our China operations. These amounts are restricted as to their current use and will be released as we plug and abandon wells and facilities in China. Consistent with our other plug and abandonment activities, changes in restricted cash are included in cash flows from operating activities in our consolidated statement of cash flows. Restricted cash totaled $23 million and $13 million at September 30, 2016 and December 31, 2015, respectively, and is included in "Other assets" on our consolidated balance sheet.

Investments

Investments consist of debt and equity securities, a majority of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported in other comprehensive income within our consolidated statement of stockholders' equity. Realized gains or losses are computed based on specific identification of the securities sold. We regularly assess our investments for impairment and consider any impairment to be other than temporary if we intend to sell the security, it is more likely than not that we will be required to sell the security, or we do not expect to recover our cost of the security. Investments also consist of short-term investments in certificates of deposit, which are classified as “held-to-maturity” and stated at cost. Accordingly, no unrealized gains and losses are recognized.

New Accounting Requirements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance regarding the simplification of employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We adopted this guidance in the second quarter of 2016 as permitted by the guidance. Adoption of this guidance did not impact our financial statements, except for the simplification in accounting for income taxes using a modified retrospective approach. Upon adoption, we recorded a related deferred tax asset for previously unrecognized excess tax benefits of $37 million. As we consider it more likely than not that the deferred tax asset will not be realized, we recorded a full valuation allowance of $37 million, resulting in no net effect on our consolidated statement of operations. We elected to continue our current policy of estimating forfeitures.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Revenue	$124	$94
Joint interest	65	125
Other	37	59
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$210	$262

3.      Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations, and oil produced but not sold in our China operations. At September 30, 2016 and December 31, 2015, the crude oil inventory from our China operations consisted of approximately 190,000 and 335,000 barrels of crude oil, respectively.

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

Our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, estimated volatility, non-performance risk adjustments using counterparty rates of default and time to maturity. The calculation of the fair value of options requires the use of an option-pricing model. See Note 5, “Fair Value Measurements.”

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At September 30, 2016, we had outstanding derivative positions as set forth in the tables below.

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)(2)	Sold Puts (Weighted Average)(1)	Floors (Weighted Average)	Ceilings (Weighted Average)
							(In millions)
2016:
Fixed-price swaps	3,404	$41.84	$—	$—	$—	$—	$(24)
Fixed-price swaps with sold puts:	2,116
Fixed-price swaps		89.90	—	—	—	—	86
Sold puts		—	—	74.35	—	—	(55)
Collars with sold puts:	1,472
Collars		—	—	—	90.00	95.98	60
Sold puts		—	—	75.00	—	—	(39)
Purchased calls	3,588	—	73.63	—	—	—	1
2017:
Fixed-price swaps	6,205	45.43	—	—	—	—	(38)
Fixed-price swaps with sold puts:	4,468
Fixed-price swaps		88.37	—	—	—	—	162
Sold puts		—	—	73.28	—	—	(100)
Collars with sold puts:	2,080
Collars		—	—	—	90.00	95.59	81
Sold puts		—	—	75.00	—	—	(51)
Purchased calls	6,548	—	73.81	—	—	—	4
Total							$87
_________________

(1)	For the volumes with sold puts, if the market prices remain below our sold puts at contract settlement, we will receive the market price plus the following:

•	the difference between our floors and our sold puts for collars with sold puts; or

•	the difference between our swaps and our sold puts for fixed-price swaps with sold puts.
We have effectively locked in the spreads noted above (less the deferred call premium) for a portion of the volumes with sold puts through the use of purchased calls.

(2)	We deferred the premiums related to the purchased calls until contract settlement. At September 30, 2016, the deferred premiums totaled $15 million.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Natural Gas

		NYMEX Contract Price Per MMBtu
			Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
					(In millions)
2016:
Fixed-price swaps	18,400	$2.28	$—	$—	$(14)
Collars	2,760	—	4.00	4.54	3
Swaptions(1)	—	3.75	—	—	—
2017:
Fixed-price swaps	27,375	2.73	—	—	(10)
Collars	40,150	—	2.71	3.12	(7)
Swaptions(1)	—	3.75	—	—	—
2018:
Collars	10,950	—	2.80	3.32	1
Total					$(27)
________

(1)	During the third quarter of 2016, we sold natural gas swaption contracts that expired unexercised in October 2016.

Additional Disclosures about Derivative Financial Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
September 30, 2016
Oil positions	$410	$(289)	$112	$9	$(323)	$289	$(28)	$(6)
Natural gas positions	13	(9)	3	1	(40)	9	(27)	(4)
Total	$423	$(298)	$115	$10	$(363)	$298	$(55)	$(10)

December 31, 2015
Oil positions	$1,005	$(638)	$262	$105	$(660)	$638	$(13)	$(9)
Natural gas positions	22	—	22	—	—	—	—	—
Total	$1,027	$(638)	$284	$105	$(660)	$638	$(13)	$(9)

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amount of gain (loss) recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$45	$100	$174	$287
Realized gain (loss) on natural gas positions	(6)	31	11	88
Total realized gain (loss)	39	131	185	375
Unrealized gain (loss) on oil positions	(27)	(30)	(259)	(92)
Unrealized gain (loss) on natural gas positions	16	(14)	(48)	(53)
Total unrealized gain (loss)	(11)	(44)	(307)	(145)
Total	$28	$87	$(122)	$230

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty. At September 30, 2016, 10 of our 16 counterparties accounted for approximately 85% of our contracted volumes, with the largest counterparty accounting for approximately 12%.

At September 30, 2016, approximately 85% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

Level 2:
Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity fixed-price swaps.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments primarily include derivative instruments, such as commodity options (i.e., price collars, sold puts, purchased calls or swaptions).

•
We use a modified Black-Scholes option pricing valuation model for option and swaption derivative contracts that considers various inputs including: (a) forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•
Our valuation model for the Stockholder Value Appreciation Program (SVAP) was a Monte Carlo simulation that was based on a probability model and considered various inputs including: (a) the measurement date stock price, (b) time value and (c) historical and implied volatility.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy.

The determination of the fair values of our derivative contracts incorporates various factors, which include not only the impact of our non-performance risk on our liabilities but also the credit standing of the counterparties involved. We utilize counterparty rate of default values to assess the impact of non-performance risk when evaluating both our liabilities to, and receivables from, counterparties.

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2015:
Money market fund investments	$2	$—	$—	$2
Deferred compensation plan assets	5	—	—	5
Equity securities available-for-sale	8	—	—	8
Oil and gas derivative swap contracts	—	675	—	675
Oil and gas derivative option contracts	—	—	(308)	(308)
Stock-based compensation liability awards	(12)	—	—	(12)
Total	$3	$675	$(308)	$370

As of September 30, 2016:
Money market fund investments	$469	$—	$—	$469
Deferred compensation plan assets	6	—	—	6
Equity securities available-for-sale	9	—	—	9
Oil and gas derivative swap contracts	—	163	—	163
Oil and gas derivative option and swaption contracts	—	—	(103)	(103)
Stock-based compensation liability awards	(8)	—	—	(8)
Total	$476	$163	$(103)	$536

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Level 3 Fair Value Measurements

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods.

	Derivatives	Stock-Based Compensation	Total
	(In millions)
Balance at January 1, 2015	$(381)	$(3)	$(384)
Unrealized gains (losses) included in earnings	(116)	3	(113)
Purchases, issuances, sales and settlements:
Settlements	185	—	185
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at September 30, 2015	$(312)	$—	$(312)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2015	$(88)	$3	$(85)

Balance at January 1, 2016	$(308)	$—	$(308)
Unrealized gains (losses) included in earnings	(28)	—	(28)
Purchases, issuances, sales and settlements:
Settlements	187	—	187
Transfers into Level 3	—	—	—
Transfers out of Level 3(1)	46	—	46
Balance at September 30, 2016	$(103)	$—	$(103)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2016	$23	$—	$23
_________________

(1)
During the second quarter of 2016, we transferred $46 million of derivative option contracts out of the Level 3 category, resulting from our Level 3 swaptions being exercised by the counterparties as swaps in June 2016.

Qualitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

Derivatives.  The calculation of the fair value of our option contracts requires the use of an option-pricing model. The estimated future prices are compared to the strike prices fixed by our derivative contracts, and the resulting estimated future cash inflows or outflows over the contractual life are discounted to calculate the fair value. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts and interest rates. Significant increases (decreases) in the quoted forward prices for commodities generally lead to corresponding decreases (increases) in the fair value measurement of our oil and gas derivative contracts. Significant changes in the volatility factors utilized in our option-pricing model can cause significant changes in the fair value measurement of our oil and gas derivative contracts. Historically, we have not experienced significant changes in the fair value of our derivative contracts resulting from changes in counterparty credit risk as the counterparties for all of our derivative transactions have an “investment grade” credit rating. See Note 4, "Derivative Financial Instruments," for additional discussion of our derivative instruments.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

	Estimated Fair Value Asset (Liability)	Quantitative Information about Level 3 Fair Value Measurements
Instrument Type		Valuation Technique	Unobservable Input	Range
	(In millions)
Oil option contracts	$(99)	Modified Black-Scholes	Oil price volatility	28.58%	—	77.39%
			Credit risk	0.01%	—	1.67%
Natural gas option and swaption contracts	$(4)	Modified Black-Scholes	Natural gas price volatility	23.70%	—	60.41%
			Credit risk	0.01%	—	1.67%

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	September 30, 2016	December 31, 2015
	(In millions)
5¾% Senior Notes due 2022	$776	$668
5⅝% Senior Notes due 2024	1,057	831
5⅜% Senior Notes due 2026	705	542

Any amounts outstanding under our revolving credit facility and money market lines of credit as of the indicated dates are stated at cost, which approximates fair value. See Note 11, “Debt.”

6.      Oil and Gas Properties

     Oil and gas properties consisted of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Proved	$21,653	$21,568
Unproved	1,413	780
Gross oil and gas properties	23,066	22,348
Accumulated depreciation, depletion and amortization	(9,481)	(9,048)
Accumulated impairment	(10,509)	(9,481)
Net oil and gas properties	$3,076	$3,819

Costs withheld from amortization as of September 30, 2016 consisted of the following:

	Costs Incurred In
	2016	2015	2014	2013	Total
	(In millions)
Acquisition costs	$503	$339	$165	$106	$1,113
Exploration costs	183	9	—	—	192
Capitalized interest	35	33	40	—	108
Total costs withheld from amortization (unproved)	$721	$381	$205	$106	$1,413

We capitalized approximately $33 million and $23 million of interest and direct internal costs during the three months ended September 30, 2016 and 2015, respectively, and $89 million and $81 million during the nine months ended September 30, 2016 and 2015, respectively.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At September 30, 2016, the ceiling value of our reserves was calculated based upon SEC pricing of $41.73 per barrel for oil and $2.28 per MMBtu for natural gas. Using these prices, our ceiling for the U.S. exceeded the net capitalized costs of oil and gas properties and no ceiling test impairment was required at September 30, 2016. In the first and second quarters of 2016, we recorded U.S. ceiling test impairments totaling approximately $962 million ($962 million after tax due to a full valuation allowance on related deferred tax assets).

Using SEC pricing, our ceiling for China exceeded the net capitalized costs of oil and gas properties and no ceiling test impairment was required at September 30, 2016. In the first and second quarters of 2016, we recorded China ceiling test impairments totaling approximately $66 million ($66 million after tax due to a full valuation allowance on related deferred tax assets).
Future declines in SEC pricing or downward revisions to our estimated proved reserves could result in additional ceiling test impairments of our oil and gas properties in subsequent periods.
Texas Asset Sale
On September 23, 2016, we closed on our previously disclosed transactions to divest substantially all of our oil and gas assets in Texas for approximately $380 million, subject to customary purchase price adjustments. The sales of our Texas assets did not significantly alter the relationship between capitalized costs and proved reserves, and as such, all proceeds were recorded as adjustments to our domestic full cost pool with no gain or loss recognized. These consolidated financial statements include the results of our Texas operations through the date of sale.
Anadarko Basin Acquisition
On June 30, 2016, we acquired additional properties in the Anadarko Basin STACK play for an adjusted cash purchase price of $490 million. The purchase price is subject to customary post-close adjustments and is pending the outcome of pre-acquisition contingencies associated with title matters. We also assumed asset retirement obligations of $8 million. We allocated $412 million to unproved properties and wells in progress and $86 million to proved oil and gas properties.

7.      Other Property and Equipment

     Other property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Furniture, fixtures and equipment	$149	$152
Gathering systems and equipment	116	115
Accumulated depreciation and amortization	(94)	(95)
Net other property and equipment	$171	$172

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.      Income Taxes

The following table presents a reconciliation of the United States statutory income tax rate to our effective income tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal effect	7.5	(0.6)	0.5	0.9
Valuation allowance, domestic	(31.9)	—	(36.1)	—
Valuation allowance, international	0.3	—	(2.3)	—
Foreign tax on foreign earnings	4.5	1.1	1.0	0.2
AMT tax credit refund	(6.7)	—	1.0	—
Other	—	(0.3)	—	(0.1)
Effective income tax rate	8.7%	35.2%	(0.9)%	36.0%

Due to the ceiling test impairments of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in most taxing jurisdictions. With the continuation of current commodity price levels, we consider it more likely than not that the related tax benefits will not be realized and therefore, we recorded a full valuation allowance on our domestic and China deferred tax assets. As long as we are in a net deferred tax asset position, our effective income tax rate will be significantly lower than the statutory rate. For periods with net income, our deferred tax asset position is reduced, which results in a decrease in the valuation allowance. For periods with a net loss, our deferred tax asset is increased, which results in an increase to the valuation allowance.

As of September 30, 2016, we did not have a liability for uncertain tax positions, and as such, we did not accrue related interest or penalties. The tax years 2011 through 2015 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

9.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Revenue payable	$163	$164
Accrued capital costs	66	128
Accrued lease operating expenses	37	48
Employee incentive expense	33	53
Accrued interest on debt	31	66
Taxes payable	9	25
Other	62	49
Total accrued liabilities	$401	$533

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Asset Retirement Obligations

The change in our asset retirement obligations (ARO) is set forth below (in millions):

Balance at January 1, 2016	$194
Accretion expense	8
Additions(1)	8
Settlements(2)	(35)
Balance at September 30, 2016	175
Less: Current portion of ARO at September 30, 2016	(2)
Total long-term ARO at September 30, 2016	$173
_________________

(1)	Additions include $8 million of abandonment obligations assumed through our Anadarko Basin acquisition. See Note 6, “Oil and Gas Properties.”

(2)	Settlements include $33 million related to the sale of our Texas assets. See Note 6, “Oil and Gas Properties.”

11.      Debt

Our debt consisted of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Senior unsecured debt:
Revolving credit facility — LIBOR based loans (matures in June 2020)	$—	$—
Money market lines of credit(1)	—	39
Total credit arrangements	—	39
5¾% Senior Notes due 2022	750	750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	700
Total senior unsecured debt	2,450	2,489
Debt issuance costs	(20)	(22)
Total long-term debt	$2,430	$2,467
________

(1)
Because we have the ability and intent to use our available credit facility capacity to repay borrowings under our money market lines of credit as of the indicated dates, amounts outstanding under these obligations, if any, are classified as long-term debt.

Credit Arrangements

In March 2016, we entered into the fifth amendment to our Credit Agreement. This amendment changed certain definitions related to our financial covenants and decreased our interest coverage ratio from 3.0:1.0 to 2.5:1.0. Our borrowing capacity remains at $1.8 billion and the facility maturity date remains June 2020. We incurred approximately $3 million of financing costs related to this amendment, which were included in "Interest expense" on our consolidated statement of operations. As of September 30, 2016, the largest individual loan commitment by any lender was 12% of total commitments.

During the first quarter of 2016, our debt rating was downgraded by rating agencies, and as a result, our borrowing costs under the credit facility increased by 50 basis points. In addition, our available borrowing capacity (before any amounts drawn) under our money market lines of credit with various institutions, the availability of which is at the discretion of those financial institutions, was reduced from $195 million at December 31, 2015 to $105 million at September 30, 2016. This borrowing capacity is subject to compliance with restrictive covenants in our credit facility.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Loans under the credit facility bear interest, at our option, equal to (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank, N.A. or the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points, plus a margin that is based on a grid of our debt rating (125 basis points per annum at September 30, 2016) or (b) the London Interbank Offered Rate, plus a margin that is based on a grid of our debt rating (225 basis points per annum at September 30, 2016).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (42.5 basis points per annum at September 30, 2016). We incurred aggregate commitment fees under our credit facility of approximately $2 million and $6 million for the three and nine-month periods ended September 30, 2016, respectively, which were recorded in “Interest expense” on our consolidated statement of operations. For the three and nine-month periods ended September 30, 2015, we incurred commitment fees under our credit facility of approximately $2 million and $4 million, respectively.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and the maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test impairments) to interest expense of at least 2.5 to 1.0. At September 30, 2016, we were in compliance with all of our debt covenants.

As of September 30, 2016, we had no letters of credit outstanding under our credit facility. Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (225 basis points at September 30, 2016).

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

12.    Commitments and Contingencies

In May 2015, a lawsuit was filed against the Company alleging certain plugging and abandonment predecessor-in-interest liabilities related to offshore assets sold by the Company in 2010. The Company responded to the petition, denied the allegations and vigorously defended the case. The court held that the Company must bear a "portion" of the plugging and abandonment costs, but the "exact percentage" of such costs should be determined in arbitration and stayed the case pending arbitration. Through settlement negotiations surrounding the arbitration proceeding, the Company and the plaintiff reached a mutual settlement on September 23, 2016 involving a cash payment by the Company totaling $18 million. The settlement was recorded under the caption "Operating expenses — Other" on our consolidated statement of operations. On October 3, 2016, the court dismissed the case with prejudice.

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

14.      Earnings Per Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share data)
Net income (loss)	$48	$(1,227)	$(1,243)	$(2,699)

Weighted-average shares (denominator):
Weighted-average shares — basic	199	163	191	157
Dilution effect of stock options and unvested restricted stock awards and restricted stock units outstanding at end of period	1	—	—	—
Weighted-average shares — diluted	200	163	191	157
Excluded due to anti-dilutive effect	1	2	2	3

Earnings (loss) per share:
Basic	$0.24	$(7.52)	$(6.50)	$(17.17)
Diluted	$0.24	$(7.52)	$(6.50)	$(17.17)

15.      Stock-Based Compensation

Our stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Equity awards	$7	$9	$25	$31
Liability awards:
Cash-settled restricted stock units	7	3	17	15
Stockholder Value Appreciation Program	—	(3)	—	(3)
Total liability awards	7	—	17	12
Total stock-based compensation	14	9	42	43
Capitalized in oil and gas properties	(4)	(2)	(13)	(11)
Net stock-based compensation expense	$10	$7	$29	$32

As of September 30, 2016, we had approximately $71 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years. On September 30, 2016, the last reported sales price of our common stock on the New York Stock Exchange was $43.46 per share.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Equity Awards

Equity awards consist of service-based and performance- or market-based restricted stock awards and restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP). At September 30, 2016, we had approximately (1) 5.1 million shares available for issuance under our 2011 Omnibus Stock Plan, as amended (2011 Plan), if all future awards are stock options, or (2) 2.7 million shares available for issuance under our 2011 Plan if all future awards are restricted stock awards or restricted stock units.
Restricted Stock. The following table provides information about restricted stock awards and restricted stock unit activity.

	Service-Based Shares	Weighted- Average Grant Date Fair Value per Share	Performance/ Market-Based Shares(1)	Weighted- Average Grant Date Fair Value per Share	Total Shares
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2016	1,700	$30.30	1,074	$23.76	2,774
Granted	965	37.81	436	28.94	1,401
Forfeited	(197)	28.79	(77)	43.04	(274)
Vested	(836)	29.35	(574)	21.36	(1,410)
Non-vested shares outstanding at September 30, 2016	1,632	$35.16	859	$26.28	2,491
________

(1)
In February 2016, we granted approximately 436,000 restricted stock units, which based on achievement of certain performance criteria, could vest within a range of 0% to 200% of shares granted upon completion of the performance period ending in December 2018.

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

On July 1, 2016, options to purchase approximately 41,000 shares of our common stock were granted under our ESPP. The fair value of each option was $12.58 per share as determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.35%, an expected life of six months and weighted-average volatility of 48%.

Stock Options. As of September 30, 2016, we had approximately 190,000 stock options outstanding and exercisable. No stock options have been granted since 2008, except for ESPP options as discussed above.

Liability Awards

Liability awards consist of service-based awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units. The value of the cash-settled restricted stock units, and the associated stock-based compensation expense, is based on the Company's stock price at the end of each period. As of September 30, 2016, we had a liability of $8 million for future cash settlement upon vesting of awards. The following table provides information about cash-settled restricted stock unit activity.

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2016	708
Granted	299
Forfeited	(97)
Vested	(446)
Non-vested units outstanding at September 30, 2016	464

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16. Restructuring Costs

In May 2016, we announced plans to consolidate and reorganize domestic operating functions to our headquarters in The Woodlands, Texas, which resulted in a significant reduction of employees located in the Tulsa, Oklahoma office during the third quarter of 2016. Our decision to restructure the organization was primarily in response to the current oil and gas commodity price environment. Substantially all restructuring-related costs are expected to be incurred by the end of 2016. We abandoned our Tulsa, Oklahoma office space during the third quarter of 2016 and recorded a liability for the remaining contracted payments.

In April 2015, we announced plans to combine our onshore Gulf Coast and Rocky Mountain business units. Our decision to restructure the organization, which only affected our Gulf Coast and Rocky Mountain business units, was primarily in response to the oil and gas commodity price environment. Substantially all restructuring-related costs were incurred by December 31, 2015. We abandoned our Denver, Colorado office space during the third quarter of 2015 and recorded a loss for the remaining contracted payments net of expected sublease income. We closed our North Houston (Greenspoint area) office in the first quarter of 2016.

Restructuring costs recorded in our consolidated statement of operations are set forth below.

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Restructuring Cost	Location in the Consolidated Statement of Operations	2016	2015	2016	2015
		(In millions)
Severance and related benefit costs	Operating expenses - General and administrative	$10	$3	$18	$6
Relocation costs	Operating expenses - General and administrative	3	2	4	3
Office-lease abandonment costs	Operating expenses - General and administrative	3	13	6	13
Other associated costs	Operating expenses - Depreciation, depletion and amortization	—	—	—	1
Total		$16	$18	$28	$23

The following table summarizes our restructuring costs and related accruals.

	Severance and Related Benefit Costs	Office-lease Abandonment Costs	Relocation Costs	Other Associated Costs	Total
	(In millions)
Restructuring liability at January 1, 2015	$—	$—	$—	$—	$—
Additions	6	13	3	1	23
Settlements	(4)	—	(3)	(1)	(8)
Revisions	—	—	—	—	—
Restructuring liability at September 30, 2015	$2	$13	$—	$—	$15
Cumulative costs as of September 30, 2015	$6	$13	$3	$1	$23

Restructuring liability at January 1, 2016	$1	$13	$—	$—	$14
Additions	18	3	4	—	25
Settlements	(12)	(4)	(4)	—	(20)
Revisions	—	3	—	—	3
Restructuring liability at September 30, 2016	$7	$15	$—	$—	$22
Cumulative costs as of September 30, 2016	$25	$20	$9	$1	$55
Expected total costs as of September 30, 2016	$26	$20	$13	$1	$60

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	Segment Information

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

The following tables provide the geographic operating segment information for the three and nine-month periods ended September 30, 2016 and 2015. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our income tax allocation of our China operations is based on the combined statutory rates for China and the United States.

	Domestic	China	Total
	(In millions)
Three Months Ended September 30, 2016:
Oil, gas and NGL revenues	$354	$38	$392
Operating expenses:
Lease operating	50	10	60
Transportation and processing	71	—	71
Production and other taxes	12	1	13
Depreciation, depletion and amortization	105	15	120
General and administrative	63	2	65
Other	18	—	18
Allocated income tax (benefit)	13	6
Net income (loss) from oil and gas properties	$22	$4
Total operating expenses			347
Income (loss) from operations			45
Interest expense, net of interest income, capitalized interest and other			(21)
Commodity derivative income (expense)			28
Income (loss) from operations before income taxes			$52
Total assets	$4,051	$162	$4,213
Additions to long-lived assets	$164	$—	$164

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended September 30, 2015:
Oil, gas and NGL revenues	$316	$61	$377
Operating expenses:
Lease operating	57	14	71
Transportation and processing	52	—	52
Production and other taxes	13	—	13
Depreciation, depletion and amortization	184	52	236
General and administrative	64	2	66
Ceiling test and other impairments	1,817	72	1,889
Other	1	—	1
Allocated income tax (benefit)	(693)	(47)
Net income (loss) from oil and gas properties	$(1,179)	$(32)
Total operating expenses			2,328
Income (loss) from operations			(1,951)
Interest expense, net of interest income, capitalized interest and other			(28)
Commodity derivative income (expense)			87
Income (loss) from operations before income taxes			$(1,892)
Total assets	$5,092	$399	$5,491
Additions to long-lived assets(1)	$474	$(12)	$462
_______________
(1) Additions to long-lived assets for China were reduced by insurance settlement proceeds of $57 million collected in July 2015.

	Domestic	China	Total
	(In millions)
Nine Months Ended September 30, 2016:
Oil, gas and NGL revenues	$898	$159	$1,057
Operating expenses:
Lease operating	143	40	183
Transportation and processing	200	—	200
Production and other taxes	33	1	34
Depreciation, depletion and amortization	364	93	457
General and administrative	162	5	167
Ceiling test and other impairments	962	66	1,028
Other	19	—	19
Allocated income tax (benefit)	(364)	(28)
Net income (loss) from oil and gas properties	$(621)	$(18)
Total operating expenses			2,088
Income (loss) from operations			(1,031)
Interest expense, net of interest income, capitalized interest and other			(79)
Commodity derivative income (expense)			(122)
Income (loss) from operations before income taxes			$(1,232)
Total assets	$4,051	$162	$4,213
Additions to long-lived assets	$1,124	$—	$1,124

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Nine Months Ended September 30, 2015:
Oil, gas and NGL revenues	$989	$206	$1,195
Operating expenses:
Lease operating	178	41	219
Transportation and processing	153	—	153
Production and other taxes	43	—	43
Depreciation, depletion and amortization	603	118	721
General and administrative	174	6	180
Ceiling test and other impairments	4,130	72	4,202
Other	7	1	8
Allocated income tax (benefit)	(1,591)	(19)
Net income (loss) from oil and gas properties	$(2,708)	$(13)
Total operating expenses			5,526
Income (loss) from operations			(4,331)
Interest expense, net of interest income, capitalized interest and other			(117)
Commodity derivative income (expense)			230
Income (loss) from operations before income taxes			$(4,218)
Total assets	$5,092	$399	$5,491
Additions to long-lived assets(1)	$1,210	$15	$1,225
_______________
(1) Additions to long-lived assets for China were reduced by insurance settlement proceeds of $57 million collected in July 2015.

18.    Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or payments for the indicated periods.

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in receivables for property sales	$7	$8
(Increase) decrease in accrued capital expenditures	60	212
(Increase) decrease in asset retirement costs	25	(4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids. Our operations are focused primarily on large scale, onshore liquids-rich resource plays in the United States. Our principal areas of operation are the Anadarko and Arkoma basins of Oklahoma, the Williston Basin of North Dakota and the Uinta Basin of Utah. In addition, we have oil developments offshore China.

Significant third quarter 2016 highlights include:

•	divested substantially all of our oil and gas assets in the Maverick and Gulf Coast basins of Texas for approximately $380 million;

•	substantially completed the consolidation of our Tulsa regional office to our headquarters in The Woodlands, Texas;

•	total consolidated production increased 7% to 15.0 MMBOE compared to the third quarter of 2015, and total domestic production increased 12% to 14.1 MMBOE compared to the third quarter of 2015;

•
Anadarko Basin production was 8.6 MMBOE in the third quarter of 2016, up 38% over the same period of 2015 and 13% over the second quarter of 2016. Anadarko Basin crude oil production increased 43% over the third quarter of 2015; and

•	domestic lease operating expense was $3.57 per BOE, a 22% improvement compared to the third quarter of 2015.

All consolidated and domestic BOE calculations above exclude natural gas produced and consumed in operations of 1.4 Bcf for the third quarter of 2016 and 1.9 Bcf for the third quarter of 2015.

Results of Operations
Domestic Revenues and Production. Revenues during the third quarter of 2016 were $38 million higher than the same period of 2015. The higher revenues were primarily attributable to a 12% increase in production combined with a 10% increase in average realized NGL prices and slight increases in the average realized prices of natural gas and oil. Our Anadarko Basin oil, gas and NGL production increased by 43%, 35%, and 39%, respectively, due to drilling activity as well as the acquisition of additional acreage. Combined production from our other domestic basins experienced natural declines as compared to the third quarter of 2015 due to reduced investment levels in those areas.

Revenues during the nine months ended September 30, 2016 were $91 million lower than the same period of 2015. The lower revenues were attributable to a 20% decrease in average realized prices compared to the nine months ended September 30, 2015. We increased our domestic liquids production by 11% and gas production by 17% compared to 2015, reducing the impact of lower commodity prices by $51 million and $36 million, respectively. Our Anadarko Basin oil, gas and NGL production increased by 57%, 42% and 42%, respectively, due to drilling activity as well as the acquisition of additional acreage. Williston Basin production increased by 7% primarily due to the results of our drilling program and reduced flare volumes. Combined production from our other domestic basins experienced natural declines as compared to 2015 due to reduced investment levels in those areas.

China Revenues and Production/Liftings. Revenues during the third quarter of 2016 were $23 million lower than the same quarter of 2015 primarily due to a 35% decrease in volumes lifted and a 3% decrease in average realized crude oil prices. The lower lifting volumes resulted from a decrease in the net entitlement from the Pearl field based on the cost recovery provisions of the production sharing contract.

Revenues during the nine months ended September 30, 2016 were $47 million lower than the same period of 2015, primarily due to a 27% decrease in average realized crude oil prices. China liftings for the first nine months of 2016 were 6% higher than the comparable period of 2015 primarily due to nine months of production in 2016 from the Pearl field, which achieved peak production levels in May 2015.

The following table reflects our production/liftings and average realized commodity prices.

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2016	2015		2016	2015
Production/Liftings:
Domestic:(1)
Crude oil and condensate (MBbls)	5,448	5,245	4%	16,033	15,728	2%
Natural gas (Bcf)	34.2	30.2	13%	99.5	85.4	17%
NGLs (MBbls)	2,921	2,319	26%	8,189	6,144	33%
Total (MBOE)	14,067	12,589	12%	40,809	36,104	13%
China:(2)
Crude oil and condensate (MBbls)	932	1,428	(35)%	4,204	3,977	6%
Total:
Crude oil and condensate (MBbls)	6,380	6,673	(4)%	20,237	19,705	3%
Natural gas (Bcf)	34.2	30.2	13%	99.5	85.4	17%
NGLs (MBbls)	2,921	2,319	26%	8,189	6,144	33%
Total (MBOE)	14,999	14,017	7%	45,013	40,081	12%
Average Realized Prices:
Domestic:(3)
Crude oil and condensate (per Bbl)	$38.80	$38.41	1%	$34.24	$41.58	(18)%
Natural gas (per Mcf)	2.55	2.51	2%	2.03	2.52	(19)%
NGLs (per Bbl)	18.53	16.79	10%	17.62	18.51	(5)%
Crude oil equivalent (per BOE)	25.14	25.11	—%	22.00	27.38	(20)%
China:
Crude oil and condensate (per Bbl)	$41.33	$42.78	(3)%	$37.87	$51.81	(27)%
Total:
Crude oil and condensate (per Bbl)	$39.17	$39.34	—%	$34.99	$43.64	(20)%
Natural gas (per Mcf)	2.55	2.51	2%	2.03	2.52	(19)%
NGLs (per Bbl)	18.53	16.79	10%	17.62	18.51	(5)%
Crude oil equivalent (per BOE)	26.15	26.91	(3)%	23.48	29.81	(21)%
________________

(1)
Excludes natural gas produced and consumed in operations of 1.4 Bcf and 1.9 Bcf during the three months ended September 30, 2016 and 2015, respectively, and 4.2 Bcf and 6.0 Bcf during the nine months ended September 30, 2016 and 2015, respectively.

(2)	Represents our net share of volumes sold regardless of when produced.

(3)	Had we included the realized effects of derivative contracts, the average realized prices for our domestic crude oil and natural gas production would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Crude oil and condensate (per Bbl)	$47.20	$57.45	$45.09	$59.84
Natural gas (per Mcf)	2.38	3.54	2.14	3.55

Operating Expenses.

Three months ended September 30, 2016 compared to September 30, 2015

The following table presents information about our operating expenses.

	Unit-of-Production			Total Amount
	Three Months Ended September 30,		Percentage Increase (Decrease)	Three Months Ended September 30,		Percentage Increase (Decrease)
	2016	2015		2016	2015
	(Per BOE)			(In millions)
Domestic:
Lease operating	$3.57	$4.55	(22)%	$50	$57	(12)%
Transportation and processing	5.04	4.20	20%	71	52	34%
Production and other taxes	0.89	1.01	(12)%	12	13	(1)%
Depreciation, depletion and amortization	7.41	14.65	(49)%	105	184	(43)%
General and administrative	4.49	5.09	(12)%	63	64	(2)%
Ceiling test and other impairments	—	144.35	(100)%	—	1,817	(100)%
Other	1.32	0.07	>100%	18	1	>100%
Total operating expenses	22.72	173.92	(87)%	319	2,188	(85)%
China:
Lease operating	$11.30	$9.92	14%	$10	$14	(24)%
Production and other taxes	0.15	—	100%	1	—	100%
Depreciation, depletion and amortization	16.95	36.15	(53)%	15	52	(69)%
General and administrative	1.81	1.03	76%	2	2	14%
Ceiling test impairment	—	50.11	(100)%	—	72	(100)%
Total operating expenses	30.21	97.21	(69)%	28	140	(80)%
Total:
Lease operating	$4.05	$5.08	(20)%	$60	$71	(15)%
Transportation and processing	4.72	3.77	25%	71	52	34%
Production and other taxes	0.85	0.92	(8)%	13	13	(1)%
Depreciation, depletion and amortization	8.01	16.84	(52)%	120	236	(49)%
General and administrative	4.32	4.68	(8)%	65	66	(1)%
Ceiling test and other impairments	—	134.75	(100)%	—	1,889	(100)%
Other	1.23	0.06	>100%	18	1	>100%
Total operating expenses	23.18	166.10	(86)%	347	2,328	(85)%

Domestic Operations. The primary components within our operating expenses are as follows:

•
Lease operating expense decreased 12% despite a 12% increase in total production due to our focus on cost-reduction initiatives in all basins. On a per BOE basis, lease operating expense was 22% lower due to lower overall costs combined with our focused growth in the Anadarko Basin, which has significantly lower per unit operating costs than our other basins.

•
Transportation and processing expense per BOE increased 20% primarily due to higher natural gas and NGL volumes in our SCOOP and STACK plays. Third quarter 2016 gas production from these two plays increased 35% compared to the third quarter of 2015, while NGL production increased 39%. Additionally, oil transportation costs were higher due to pipeline marketing agreements initiated during the second half of 2015 for the Williston Basin and during the third quarter of 2016 for the STACK play. These pipeline agreements allow us to transport oil to more favorable markets and thus receive a higher net price.

•	Production and other taxes decreased 12% per BOE due to our current development activities occurring in areas with lower production tax rates.

•
Depreciation, depletion and amortization (DD&A) decreased 49% on a per BOE basis primarily due to a reduction of our DD&A rate as a result of the ceiling test impairments during the fourth quarter of 2015 and the first half of 2016 and the sale of substantially all of our Texas oil and gas assets in the third quarter of 2016.

•
General and administrative expenses decreased 2% during the third quarter of 2016 compared to the third quarter of 2015. Costs associated with our reduction in workforce and restructuring were $16 million during the three months ended September 30, 2016 as compared to $18 million during the same period of 2015. Cost savings resulting from workforce reductions were offset by higher stock-based compensation costs.

•
During the third quarter of 2015, we recorded a ceiling test impairment of $1.8 billion due to a net decrease in the discounted value of our proved reserves. The decrease primarily resulted from a 17% decrease in crude oil SEC pricing and a 10% decrease in natural gas SEC pricing during the third quarter of 2015. These commodity price decreases were partially offset by the impact of service cost reductions in reserve estimates. No ceiling test impairment was required during the third quarter of 2016.

•
Other operating expenses increased $17 million due to the settlement of a lawsuit against the Company during the third quarter of 2016. See Note 12, "Commitments and Contingencies," to our consolidated financial statements in Item 1 of this report.

China Operations. The primary components within our operating expenses are as follows:

•
Lease operating expense decreased 24% primarily related to Pearl field cost reductions from renegotiated contracts, combined with lower production handling fees resulting from lower production and crude oil prices. On a per BOE basis, lease operating expense increased 14% primarily due to a 35% decrease in lifting volumes.

•	DD&A expense per BOE decreased 53% primarily due to the impact of ceiling test impairments during 2015 and the first and second quarters of 2016.

•
During the third quarter of 2015, we recorded a ceiling test impairment of $72 million due to a net decrease in the discounted value of our proved reserves. The decrease primarily resulted from a 17% decrease in crude oil SEC pricing during the third quarter of 2015. No ceiling test impairment was required during the third quarter of 2016.

Nine months ended September 30, 2016 compared to September 30, 2015

The following table presents information about our operating expenses.

	Unit-of-Production			Total Amount
	Nine Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2016	2015		2016	2015
	(Per BOE)			(In millions)
Domestic:
Lease operating	$3.51	$4.94	(29)%	$143	$178	(20)%
Transportation and processing	4.89	4.25	15%	200	153	30%
Production and other taxes	0.81	1.18	(31)%	33	43	(22)%
Depreciation, depletion and amortization	8.91	16.71	(47)%	364	603	(40)%
General and administrative	3.98	4.82	(17)%	162	174	(7)%
Ceiling test and other impairments	23.58	114.39	(79)%	962	4,130	(77)%
Other	0.47	0.18	>100%	19	7	>100%
Total operating expenses	$46.15	$146.47	(68)%	$1,883	$5,288	(64)%
China:
Lease operating	$9.61	$10.32	(7)%	$40	$41	—%
Production and other taxes	0.12	—	100%	1	—	100%
Depreciation, depletion and amortization	22.18	29.74	(25)%	93	118	(21)%
General and administrative	1.11	1.37	(19)%	5	6	(14)%
Ceiling test impairment	15.71	17.99	(13)%	66	72	(8)%
Other	—	0.29	(100)%	—	1	(100)%
Total operating expenses	$48.73	$59.71	(18)%	$205	$238	(14)%
Total:
Lease operating	$4.07	$5.46	(25)%	$183	$219	(16)%
Transportation and processing	4.43	3.83	16%	200	153	30%
Production and other taxes	0.75	1.08	(31)%	34	43	(22)%
Depreciation, depletion and amortization	10.15	18.00	(44)%	457	721	(37)%
General and administrative	3.71	4.48	(17)%	167	180	(7)%
Ceiling test and other impairments	22.85	104.83	(78)%	1,028	4,202	(76)%
Other	0.43	0.19	>100%	19	8	>100%
Total operating expenses	$46.39	$137.87	(66)%	$2,088	$5,526	(62)%

Domestic Operations. The primary components within our operating expenses are as follows:

•
Lease operating expense decreased 20% despite a 13% increase in total production due to our focus on cost-reduction initiatives in all basins. On a per BOE basis, lease operating expense was 29% lower due to lower overall costs combined with our focused growth in the Anadarko Basin, which has significantly lower per unit operating costs than our other basins.

•
Transportation and processing expense per BOE increased 15% primarily due to higher natural gas and NGL volumes in our SCOOP and STACK plays. During the first nine months of 2016, gas and NGL production from these two plays increased 42% compared to the same period of 2015. Additionally, oil transportation costs were higher due to pipeline marketing agreements initiated during the second half of 2015 for the Williston Basin and during the second and third quarters of 2016 for the STACK play. These pipeline agreements allow us to transport oil to more favorable markets and thus receive a higher net price.

•	Production and other taxes decreased 31% per BOE due to our current development activities occurring in areas with lower production tax rates combined with the impact of lower revenues.

•
Depreciation, depletion and amortization decreased 47% on a per BOE basis primarily due to a reduction of our DD&A rate as a result of the ceiling test impairments during the fourth quarter of 2015 and the first half of 2016 and the sale of substantially all of our Texas oil and gas assets in the third quarter of 2016.

•
General and administrative expenses decreased 7% during the first nine months of 2016 compared to the first nine months of 2015. Employee-related expenses were approximately $7 million lower due to a reduction of headcount as compared to the nine months ended September 30, 2015. Non-cash losses related to the abandonment of our Tulsa and Denver office leases were $7 million lower during the nine months ended September 30, 2016 as compared to the same period of 2015.

•
In the first and second quarters of 2016, we recorded ceiling test impairments totaling $962 million due to a net decrease in the discounted value of our proved reserves. The decrease primarily resulted from a 14% decrease in both crude oil and natural gas SEC pricing during the six months ended June 30, 2016. These commodity price decreases were partially offset by the impact of service cost reductions in reserve estimates. No ceiling test impairment was required during the third quarter of 2016. During the first nine months of 2015, we recorded a ceiling test impairment of $4.1 billion due to a net decrease in the discounted value of our proved reserves. The decrease in 2015 primarily resulted from a 38% decrease in crude oil SEC pricing and a 30% decrease in natural gas SEC pricing since December 31, 2014. These commodity price decreases were partially offset by the impact of service cost reductions in reserve estimates.

•
Other operating expenses increased $12 million primarily due to the settlement of a lawsuit against the Company during the third quarter of 2016. See Note 12, "Commitments and Contingencies," to our consolidated financial statements in Item 1 of this report.

China Operations. The primary components within our operating expenses are as follows:

•	On a per BOE basis, lease operating expense was 7% lower primarily due to a 6% increase in lifting volumes.

•	DD&A expense per BOE decreased by 25% primarily due to the impact of the ceiling test impairments during 2015 and the first and second quarters of 2016.

•
In the first and second quarters of 2016, we recorded ceiling test impairments totaling $66 million due to a net decrease in the discounted value of our proved reserves. The primary reason for the change in value was a 14% decrease in crude oil SEC pricing during the six months ended June 30, 2016. No ceiling test impairment was required during the third quarter of 2016. During the nine months ended September 30, 2015, we recorded a ceiling test impairment of $72 million due to a net decrease in the discounted value of our proved reserves.

Interest Expense. The following table presents information about interest expense. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Gross interest expense:
Credit arrangements	$2	$2	$11	$8
Senior notes	35	35	105	98
Senior subordinated notes	—	—	—	21
Total gross interest expense	37	37	116	127
Capitalized interest	(15)	(8)	(35)	(23)
Net interest expense	$22	$29	$81	$104

Gross interest expense decreased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the redemption of our 6⅞% Senior Subordinated Notes due 2020 in April 2015. This decrease was partially offset by the additional interest expense associated with our $700 million 5⅜% Senior Notes due 2026 issued in March 2015 and $3 million of financing costs related to the fifth amendment to our Credit Agreement in 2016.

Capitalized interest increased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, due to an increase in the average amount of unproved oil and gas properties, primarily related to the acquisition of unproved properties during the second quarter of 2016. See Note 6, "Oil and Gas Properties," to our consolidated financial statements in Item 1 of this report.

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

Three months ended September 30, 2016

The $28 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments is comprised of a $39 million realized gain and a $11 million unrealized loss. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Three Months Ended September 30, 2016	Positions Settling After September 30, 2016	Total
	(In millions)
Net derivative asset at June 30, 2016	$28	$43	$71
Realized settlements	(39)	—	(39)
Change in fair value of settled positions	11	—	11
Change in fair value of outstanding positions	—	17	17
Total unrealized gain (loss)	(28)	17	(11)
Net derivative asset (liability) at September 30, 2016	$—	$60	$60

Nine months ended September 30, 2016

The $122 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations related to our derivative financial instruments is comprised of a $185 million realized gain and a $307 million unrealized loss. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Nine Months Ended September 30, 2016	Positions Settling After September 30, 2016	Total
	(In millions)
Net derivative asset at December 31, 2015	$214	$153	$367
Realized settlements	(185)	—	(185)
Change in fair value of settled positions	(29)	—	(29)
Change in fair value of outstanding positions	—	(93)	(93)
Total unrealized gain (loss)	(214)	(93)	(307)
Net derivative asset (liability) at September 30, 2016	$—	$60	$60

Taxes. Our effective tax rate differs from the federal statutory rate of 35% due to the change in valuation allowances, non-deductible expenses, state income taxes, the differences between international and U.S. federal statutory rates, AMT refunds and the impact of our China earnings being taxed both in the U.S. and China. Our future effective tax rates may also be impacted by additional ceiling test impairments or other items which generate deferred tax assets, deferred tax asset valuation allowances, and/or reversal of such valuation allowances. As long as we are in a net deferred tax asset position, our effective income tax rate will be significantly lower than the statutory rate. For periods with net income, our deferred tax asset position is reduced, which results in a decrease in the valuation allowance. For periods with a net loss, our deferred tax asset is increased, which results in an increase to the valuation allowance.

The effective tax rates for the three months ended September 30, 2016 and 2015 were 8.7% and 35.2%, respectively. The following table summarizes our tax activity that derives our effective tax rate for the third quarter of 2016.

	Domestic	China	Total
		(In millions)
Total income (loss) before income taxes	$42	$10	$52
U.S. federal statutory tax rate	35%	35%	35%
Tax expense (benefit) at statutory tax rate	15	3	18
State and local income taxes, net of tax effect	4	—	4
Change in valuation allowances	(17)	—	(17)
Foreign tax on foreign earnings	—	3	3
AMT tax credit refund	(4)	—	(4)
Total provision (benefit) for income taxes	$(2)	$6	$4
Effective tax rate			8.7%

The effective tax rates for the nine months ended September 30, 2016 and 2015 were (0.9)% and 36.0%, respectively. The following table summarizes our tax activity that derives our effective tax rate for the first nine months of 2016.

	Domestic	China	Total
		(In millions)
Total income (loss) before income taxes	$(1,186)	$(46)	$(1,232)
U.S. federal statutory tax rate	35%	35%	35%
Tax expense (benefit) at statutory tax rate	(415)	(16)	(431)
State and local income taxes, net of tax effect	(5)	—	(5)
Change in valuation allowances	444	28	472
Foreign tax on foreign earnings	—	(12)	(12)
AMT tax credit refund	(13)	—	(13)
Total provision (benefit) for income taxes	$11	$—	$11
Effective tax rate			(0.9)%

See Note 8, "Income Taxes," to our consolidated financial statements earlier in this report for additional disclosures.

Liquidity and Capital Resources

Beginning in the fourth quarter of 2014, crude oil prices declined significantly primarily due to global supply and demand imbalances. Crude oil prices continued to decline in 2015 and remained depressed in the third quarter of 2016, as compared to periods prior to the fourth quarter of 2014. Given the future uncertainty regarding the timing and magnitude of an eventual recovery of crude oil prices, our planned capital spending for 2016 was reduced from 2015 levels to reduce deficit spending and preserve long-term liquidity.

During the first nine months of 2016, as a part of our strategy to optimize long-term liquidity, we issued 34.5 million additional shares of common stock through a public equity offering and received net proceeds of approximately $776 million. A portion was used to repay borrowings under our credit facility and money market lines of credit. The remainder was used for general corporate purposes, which included the acquisition of additional properties in the Anadarko Basin STACK play for an adjusted cash purchase price of approximately $490 million. During the third quarter of 2016, we divested substantially all of our oil and gas assets in Texas for approximately $380 million. A portion of the proceeds from the sale may be used to fund our remaining 2016 capital program.

Our updated 2016 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $120 million, is expected to be approximately $750 million. Actual capital expenditure levels may vary significantly due to many factors, including drilling results; oil, natural gas and NGL prices; industry conditions; the prices and availability of goods and services; and the extent to which properties are acquired or non-strategic assets are sold. We continue to screen for attractive acquisition opportunities; however, the timing and size of acquisitions are unpredictable. We believe we have the operational flexibility to react quickly with our capital expenditures to changes in circumstances or fluctuations in our cash flows.

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

Credit Arrangements and Other Financing Activities. In March 2016, we entered into the fifth amendment to our Credit Agreement. This amendment changed certain definitions related to our financial covenants and decreased our interest coverage ratio from 3.0:1.0 to 2.5:1.0. Our borrowing capacity remains at $1.8 billion and the facility maturity date remains June 2020. We incurred approximately $3 million of financing costs related to this amendment, which were included in "Interest expense" on our consolidated statement of operations. At September 30, 2016, we had available borrowing capacity (before any amounts drawn) under our money market lines of credit of $105 million, which was reduced from $195 million at December 31, 2015 due to the downgrading of our debt rating by rating agencies during the nine months ended September 30, 2016.

At September 30, 2016, we had no borrowings outstanding under our money market lines of credit, no borrowings outstanding under our revolving credit facility and no letters of credit outstanding under our credit facility.

We have no scheduled maturities of senior notes until 2022. For a more detailed description of the terms of our credit arrangements and senior notes, see Note 11, “Debt,” to our consolidated financial statements appearing earlier in this report.

As of October 27, 2016, we had no outstanding borrowings and available borrowing capacity of $1.8 billion under our revolving credit facility, and cash and cash equivalents of $504 million. As of October 27, 2016, we had no outstanding borrowings under our money market lines of credit and available capacity of $105 million.

Working Capital. Our working capital balance fluctuates primarily as a result of the timing and amount of borrowings or repayments under our credit arrangements, changes in the fair value of our outstanding commodity derivative instruments as well as the timing of receiving reimbursement of amounts paid by us for the benefit of joint venture partners. Without the effects of commodity derivative instruments, we typically have a working capital deficit or a relatively small amount of positive working capital. At September 30, 2016, we had positive working capital of $314 million compared to negative working capital of $22 million at December 31, 2015 due to proceeds from the sale of our Texas assets in the third quarter of 2016.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows from operations, which are primarily affected by the sale of our oil, natural gas and NGLs, as well as commodity prices, net of the effects of derivative contract settlements and changes in working capital.

Our net cash flows from operations were $587 million for the nine months ended September 30, 2016, which decreased compared to net cash flows from operations of $889 million for the same period in 2015. The primary drivers of lower operating cash flows were lower revenues as a result of lower commodity prices and lower realized derivative gains.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016 was $829 million compared to $1.3 billion for the same period in 2015. Cash used for capital additions in the first nine months of 2016 was approximately $600 million lower than the same period in 2015 due to our planned reductions in 2016 capital spending resulting from the current economic environment for our industry. Cash paid for acquisitions of oil and gas properties in the first nine months of 2016 was $372 million higher than the same period in 2015 due to our Anadarko Basin STACK acquisition in 2016. Proceeds received from sales of oil and gas properties in the first nine months of 2016 were $313 million higher than the same period in 2015. This increase is primarily due to the divestiture of substantially all of our oil and gas assets in Texas in 2016. For a more detailed description of the Anadarko Basin acquisition and Texas asset divestiture, see Note 6, “Oil and Gas Properties,” to our consolidated financial statements appearing earlier in this report.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $715 million compared to $389 million for the same period in 2015. During the nine months ended September 30, 2016, we issued 34.5 million additional shares of common stock through a public equity offering and received net proceeds of approximately $776 million, a portion of which was used to repay all outstanding borrowings under our credit facility and money market lines of credit. The remainder was used for general corporate purposes, which included the acquisition of additional properties in the Anadarko Basin STACK play.

During the nine months ended September 30, 2015, we received net proceeds of $815 million through the issuance of 25.3 million additional shares of common stock through a public equity offering, which were used to repay all borrowings under our credit facility and money market lines of credit. In addition, we received proceeds of $691 million through the issuance of senior notes, which we used to redeem $700 million of senior subordinated notes.

Capital Expenditures. Our capital investments for the first nine months of 2016 decreased 7% compared to the same period of 2015. The table below summarizes our capital investments.

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Exploration and development (exclusive of leasehold)	$502	$873
Acquisitions	504	125
Leasing proved and unproved property (leasehold)	49	137
Pipeline	1	3
Total	$1,056	$1,138

Ceiling Test Impairment

We recorded ceiling test impairments for the first and second quarters of 2016 for both the U.S. and China due to the ceiling not exceeding the net capitalized costs of oil and gas properties. At September 30, 2016, the ceiling value for our reserves was calculated based upon SEC pricing of $41.73 per barrel of oil and $2.28 per MMBtu for natural gas. Using these prices, no ceiling test impairments were required at September 30, 2016. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating and development costs, upward or downward reserve revisions, reserve adds, and tax attributes. Subject to these numerous factors and inherent limitations, it is possible that we could experience additional ceiling test impairments in the future. Once recorded, a ceiling test impairment is not reversible at a later date even if oil and gas prices increase. Future declines in SEC pricing or downward revisions to our estimated proved reserves could result in additional ceiling test impairments of our oil and gas properties in subsequent periods.
Restructuring

In April 2015 and May 2016, we announced plans to restructure our organization primarily in response to the current commodity price environment and to improve margins, processes and cost efficiencies in operations. See Note 16, "Restructuring Costs," to our consolidated financial statements in Item 1 of this report for additional details regarding our restructuring activities.

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

Oil and Gas Derivatives

We use derivative contracts to manage the variability in cash flows caused by commodity price fluctuations associated with our anticipated oil and gas production for the next 24 to 36 months. As of September 30, 2016, we had no outstanding derivative contracts related to our NGL production. We do not use derivative instruments for trading purposes.

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 4, “Derivative Financial Instruments,” and Note 5, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of September 30, 2016.

Between October 1, 2016 and October 27, 2016, we entered into additional natural gas derivative contracts. A listing of all our natural gas derivative contracts as of October 27, 2016 follows:

		NYMEX Contract Price Per MMBtu
			Collars
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)

2016:
Fixed-price swaps	18,400	$2.28	$—	$—
Collars	2,760	—	4.00	4.54
2017:
Fixed-price swaps	27,375	2.73	—	—
Collars	51,100	—	2.79	3.20
2018:
Fixed-price swaps	10,950	3.01
Collars	10,950	—	2.80	3.32

Accounting for Derivative Activities. As our derivative contracts are not designated for hedge accounting, they are accounted for on a mark-to-market basis. We have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of September 30, 2016, we had net derivative assets of $60 million, of which 56%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model and, as such, were classified as a Level 3 fair value measurement. The model considers various inputs including the following:

•forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of September 30, 2016. We use counterparty rate of default values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See “— Critical Accounting Policies and Estimates — Commodity Derivative Activities” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 4,

“Derivative Financial Instruments,” and Note 5, “Fair Value Measurements,” to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

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

•the timing and our success in discovering, producing and estimating reserves;

•sustained decline in commodity prices resulting in impairments of assets;

•ability to develop existing reserves or acquire new reserves;

•	the availability and volatility of the securities, capital or credit markets and the cost of capital;

•	maintaining sufficient liquidity to fund our operations and business strategies;

•	the accuracy of and fluctuations in our reserves estimates due to sustained low commodity prices, incorrect assumptions and other causes;
•operating hazards inherent in the exploration for and production of oil and natural gas;
•general economic, financial, industry or business trends or conditions;

•	the impact of, and changes in, legislation, law and governmental regulations, including those related to hydraulic fracturing, climate change, seismicity and over-the-counter derivatives;

•	land, legal, regulatory, and ownership complexities inherent in the U.S. and Chinese oil and gas industries;

•	the impact of regulatory approvals;

•
the ability and willingness of current or potential lenders, derivative contract counterparties, customers and working interest owners to fulfill their obligations to us or to enter into transactions with us in the future on terms that are acceptable to us, including the creditworthiness of such counterparties;

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
•our ability to successfully execute our business and financial plans and strategies;
•the availability (or lack thereof) of acquisition, disposition or combination opportunities; and

•
the other factors affecting our business described under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our 2015 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

Bcf.    Billion cubic feet.

BOE.    One barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate, or 42 U.S. gallons for NGLs.

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

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative contracts can limit or reduce the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2016, 10 of our 16 counterparties accounted for approximately 85% of our contracted volumes with the largest counterparty accounting for approximately 12%.

As of September 30, 2016, of our remaining expected 2016 crude oil production, 6,992 MBbls were protected against price volatility using collars and swaps, over 51% of which have associated sold puts. The sold puts limit our downward price protection below the weighted average of our sold puts of $74.62 per barrel. If the market price remains below $74.62 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $15.32 per barrel. For 3,588 MBbls of our 2016 volumes, we have locked in an average minimum premium of $14.04 over the market price using purchased calls. The weighted average strike price of the purchased calls approximates the weighted average strike price of the sold puts, thereby effectively locking in the value. As of September 30, 2016, of our expected 2017 crude oil production, 12,753 MBbls were protected against price volatility using collars and swaps, over 51% of which have associated sold puts. The sold puts limit our downward price protection below the weighted average price of our sold puts of $73.83 per barrel. If the market price remains below $73.83 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $15.06 per barrel. For 6,548 MBbls of our 2017 volumes, we have locked in an average minimum premium of $13.54 over the market price using purchased calls.

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

Interest Rates

We consider our interest rate exposure to be minimal because 100% of our obligations were at fixed rates as of September 30, 2016. A 10% increase in LIBOR would not impact our interest costs on debt outstanding as of September 30, 2016, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our revolving credit facility and money market lines of credit.

Foreign Currency Exchange Rates

The functional currency for our China operations is the U.S. dollar. To the extent that business transactions in a foreign country are not denominated in the U.S. dollar, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at September 30, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon our evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2016, the North Dakota Department of Health (NDDH) announced its intent to resolve alleged systemic violations of the North Dakota air pollution control laws, N.D.C.C. ch. 23-25, N.D. Admin. Code art. 33-15, the North Dakota State Implementation Plan, and those provisions of the federal Clean Air Act and its body of implementing regulations for which the NDDH has been delegated authority by the U.S. Environmental Protection Agency (EPA), at the Company's facilities in North Dakota. The enforcement and settlement process results from EPA and North Dakota inspections of oil and gas facilities in North Dakota that revealed certain incidents of non-compliance at some facilities of the Company. Companies that voluntarily choose to enter into the Consent Decree do not admit any violations but choose to do so in order to avoid potentially harsher enforcement through subsequent inspections of operated facilities in North Dakota. The Company has entered into a Consent Decree that includes a payment of civil penalties and compliance with the terms and conditions therein. The penalties to be paid are also subject to possible reductions for early compliance with certain conditions therein for at least two years. In addition to the stipulated penalty there will be additional conditions added to facility permits requiring the Company to review and analyze its facility designs, and implement inspection and maintenance programs, among other conditions contained therein. Once signed, the Consent Decree will be filed with the North Dakota District Court in Burleigh County and subsequently reduced to a court order subject to termination upon consent from the Department of Health that all terms of the Consent Decree have been completed to the Department’s satisfaction or after two years, or a company may petition the court for termination. We do not anticipate that these penalties will exceed $1 million.
In addition, from time to time we receive notices of violation from governmental and regulatory authorities in areas in which we operate related to alleged violations of environmental statutes or rules and regulations promulgated thereunder. We cannot predict with certainty whether these notices of violation will result in fines or penalties, or if such fines or penalties are imposed, that they would individually or in the aggregate exceed $100,000. If any fines or penalties are in fact imposed that are greater than $100,000, or we expect to be greater than $100,000, then we will disclose such fact in our subsequent filings. For a further discussion of our legal proceedings, see Note 12, "Commitments and Contingencies," to our consolidated financial statements appearing earlier in this report.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1 — July 31, 2016	5,361	$43.87	—	—
August 1 — August 31, 2016	221,389	46.88	—	—
September 1 — September 30, 2016	10,507	43.49	—	—
Total	237,257	$46.66	—	—
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

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on July 25, 2013 (File No. 1-12534))

†*10.1	Form of Tax Election Regarding Restricted Stock Unit Awards under the Newfield Exploration Company 2011 Omnibus Stock Plan

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______

*	Filed or furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: November 1, 2016	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Current Report on Form 8-K filed with the SEC on July 25, 2013 (File No. 1-12534))

†*10.1	Form of Tax Election Regarding Restricted Stock Unit Awards under the Newfield Exploration Company 2011 Omnibus Stock Plan

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______

*	Filed or furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.