Form 10-Q
period 2017-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2017-05-02
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of April 27, 2017, there were 199,194,558 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$469	$555
Short-term investments	25	25
Accounts receivable, net	243	232
Inventories	25	16
Derivative assets	52	75
Other current assets	51	46
Total current assets	865	949
Oil and gas properties, net — full cost method ($1,240 and $1,238 were excluded from amortization at March 31, 2017 and December 31, 2016, respectively)	3,294	3,140
Other property and equipment, net	166	167
Derivative assets	2	—
Long-term investments	22	19
Restricted cash	28	25
Other assets	11	12
Total assets	$4,388	$4,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40	$33
Accrued liabilities	434	498
Advances from joint owners	61	54
Asset retirement obligations	2	2
Derivative liabilities	46	97
Total current liabilities	583	684
Other liabilities	65	63
Derivative liabilities	—	3
Long-term debt	2,432	2,431
Asset retirement obligations	160	154
Deferred taxes	48	39
Total long-term liabilities	2,705	2,690
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 shares authorized at March 31, 2017 and December 31, 2016; 200,187,352 and 200,150,392 shares issued at March 31, 2017 and December 31, 2016, respectively)	2	2
Additional paid-in capital	3,263	3,247
Treasury stock (at cost, 1,220,606 and 1,195,809 shares at March 31, 2017 and December 31, 2016, respectively)	(45)	(44)
Accumulated other comprehensive income (loss)	(2)	(2)
Retained earnings (deficit)	(2,118)	(2,265)
Total stockholders' equity	1,100	938
Total liabilities and stockholders' equity	$4,388	$4,312

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Oil, gas and NGL revenues	$417	$284

Operating expenses:
Lease operating	56	61
Transportation and processing	72	63
Production and other taxes	14	10
Depreciation, depletion and amortization	106	177
General and administrative	47	44
Ceiling test and other impairments	—	506
Other	1	1
Total operating expenses	296	862
Income (loss) from operations	121	(578)

Other income (expense):
Interest expense	(38)	(41)
Capitalized interest	16	9
Commodity derivative income (expense)	53	(17)
Other, net	2	1
Total other income (expense)	33	(48)

Income (loss) before income taxes	154	(626)

Income tax provision (benefit):
Current	(2)	(2)
Deferred	9	—
Total income tax provision (benefit)	7	(2)
Net income (loss)	$147	$(624)

Earnings (loss) per share:
Basic	$0.74	$(3.52)
Diluted	$0.73	$(3.52)
Weighted-average number of shares outstanding for basic earnings (loss) per share	199	177
Weighted-average number of shares outstanding for diluted earnings (loss) per share	200	177

Comprehensive income (loss):
Net income (loss)	$147	$(624)
Other comprehensive income (loss), net of tax	—	—
Comprehensive income (loss)	$147	$(624)

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$147	$(624)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	106	177
Deferred tax provision (benefit)	9	—
Stock-based compensation	12	8
Unrealized (gain) loss on derivative contracts	(33)	99
Ceiling test and other impairments	—	506
Other, net	2	4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11)	15
Increase (decrease) in accounts payable and accrued liabilities	(58)	(102)
Other items, net	(7)	(11)
Net cash provided by (used in) operating activities	167	72
Cash flows from investing activities:
Additions to oil and gas properties	(239)	(273)
Acquisitions of oil and gas properties	(4)	(1)
Proceeds (purchase price adjustments) from sales of oil and gas properties	(5)	3
Additions to other property and equipment	(3)	(4)
Redemptions of investments	25	—
Purchases of investments	(25)	—
Net cash provided by (used in) investing activities	(251)	(275)
Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	—	536
Repayments of borrowings under credit arrangements	—	(575)
Proceeds from issuances of common stock, net	—	776
Purchases of treasury stock, net	(1)	(2)
Other	(1)	—
Net cash provided by (used in) financing activities	(2)	735
Increase (decrease) in cash and cash equivalents	(86)	532
Cash and cash equivalents, beginning of period	555	5
Cash and cash equivalents, end of period	$469	$537

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	200.2	$2	(1.2)	$(44)	$3,247	$(2,265)	$(2)	$938
Stock-based compensation					16			16
Treasury stock, net			—	(1)	—			(1)
Net income (loss)						147		147
Balance, March 31, 2017	200.2	$2	(1.2)	$(45)	$3,263	$(2,118)	$(2)	$1,100

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

These unaudited consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting only of normal and recurring adjustments, necessary to fairly state our financial position as of, and results of operations, for the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

These consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; the reported amounts of revenues and expenses during the reporting period; and the quantities and values of proved oil, natural gas and NGL reserves used in calculating depletion and assessing impairment of our oil and gas properties. Actual results could differ significantly from these estimates. Our most significant estimates are associated with the quantities of proved oil, natural gas and NGL reserves, the timing and amount of transfers of our unevaluated properties into our amortizable full cost pool, the recoverability of our deferred tax assets and the fair value of our derivative contracts.

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

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The guidance is effective for interim and annual periods beginning after December 15, 2017 and may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). We are currently evaluating the impact of this guidance on our financial statements.

2.    Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Revenue	$149	$163
Joint interest	78	53
Other	32	32
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$243	$232

3.      Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations, and oil produced but not sold in our China operations. At March 31, 2017 and December 31, 2016, the crude oil inventory from our China operations consisted of approximately 239,000 and 11,500 barrels of crude oil, respectively.

4.      Derivative Financial Instruments

Commodity Derivative Instruments

We utilize derivative strategies that consist of either a single derivative instrument or a combination of instruments to manage the variability in cash flows associated with the forecasted sale of our future domestic oil and natural gas production. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements. Our derivative strategies are outlined in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our oil and gas derivative contracts are settled based upon reported prices on the NYMEX. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations,

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

estimated volatility, non-performance risk adjustments using counterparty rates of default and time to maturity. The calculation of the fair value of options requires the use of an option-pricing model. See Note 5, "Fair Value Measurements."

At March 31, 2017, we had outstanding derivative positions as set forth in the tables below.

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)(2)	Sold Puts (Weighted Average)(1)	Floors (Weighted Average)	Ceilings (Weighted Average)
							(In millions)
2017:
Fixed-price swaps	4,675	$45.43	$—	$—	$—	$—	$(29)
Fixed-price swaps with sold puts:	3,118
Fixed-price swaps		87.99	—	—	—	—	112
Sold puts		—	—	73.09	—	—	(68)
Collars with sold puts:	910
Collars		—	—	—	90.00	95.69	36
Sold puts		—	—	75.00	—	—	(22)
Purchased calls	4,028	—	73.52	—	—	—	1
Total							$30
_________________

(1)	For the volumes with sold puts, if the market prices remain below our sold puts at contract settlement, we will receive the market price plus the following:

•	the difference between our floors and our sold puts for collars with sold puts; or

•	the difference between our swaps and our sold puts for fixed-price swaps with sold puts.
We have effectively locked in the spreads noted above (less the deferred call premium) for all of the volumes with sold puts using purchased calls.

(2)	We deferred the premiums related to the purchased calls until contract settlement. At March 31, 2017, the deferred premiums totaled $7 million.

Natural Gas

		NYMEX Contract Price Per MMBtu
			Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
					(In millions)
2017:
Fixed-price swaps	20,625	$2.73	$—	$—	$(12)
Collars	41,260	—	2.82	3.23	(10)
2018:
Fixed-price swaps	10,950	3.01	—	—	—
Collars	18,150	—	3.00	3.55	—
Total					$(22)

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Additional Disclosures about Derivative Financial Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
March 31, 2017
Oil positions	$156	$(104)	$52	$—	$(126)	$104	$(22)	$—
Natural gas positions	10	(8)	—	2	(32)	8	(24)	—
Total	$166	$(112)	$52	$2	$(158)	$112	$(46)	$—

December 31, 2016
Oil positions	$226	$(151)	$75	$—	$(197)	$151	$(46)	$—
Natural gas positions	10	(10)	—	—	(64)	10	(51)	(3)
Total	$236	$(161)	$75	$—	$(261)	$161	$(97)	$(3)

The amount of gain (loss) recognized in "Commodity derivative income (expense)" in our consolidated statement of operations and comprehensive income related to our derivative financial instruments follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$26	$71
Realized gain (loss) on natural gas positions	(6)	11
Total realized gain (loss)	20	82
Unrealized gain (loss) on oil positions	1	(83)
Unrealized gain (loss) on natural gas positions	32	(16)
Total unrealized gain (loss)	33	(99)
Total	$53	$(17)

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables from the separate derivative instruments with that counterparty. At March 31, 2017, 10 of our 15 counterparties accounted for approximately 84% of our contracted volumes, with the largest counterparty accounting for approximately 13%.

At March 31, 2017, approximately 83% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2016:
Money market fund investments	$320	$—	$—	$320
Deferred compensation plan assets	6	—	—	6
Equity securities available-for-sale	9	—	—	9
Oil and gas derivative swap contracts	—	50	—	50
Oil and gas derivative option contracts	—	—	(75)	(75)
Stock-based compensation liability awards	(11)	—	—	(11)
Total	$324	$50	$(75)	$299

As of March 31, 2017:
Money market fund investments	$236	$—	$—	$236
Deferred compensation plan assets	6	—	—	6
Equity securities available-for-sale	11	—	—	11
Oil and gas derivative swap contracts	—	71	—	71
Oil and gas derivative option contracts	—	—	(63)	(63)
Stock-based compensation liability awards	(12)	—	—	(12)
Total	$241	$71	$(63)	$249

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Level 3 Fair Value Measurements

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods.

Derivatives
(In millions)
Balance at January 1, 2016	$(308)
Unrealized gains (losses) included in earnings	(46)
Purchases, issuances, sales and settlements:
Settlements	92
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2016	$(262)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at March 31, 2016	$(32)

Balance at January 1, 2017	$(75)
Unrealized gains (losses) included in earnings	(6)
Purchases, issuances, sales and settlements:
Settlements	18
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2017	$(63)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at March 31, 2017	$(4)

Qualitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

Derivatives.  The calculation of the fair value of our option contracts requires the use of an option-pricing model. The estimated future prices are compared to the strike prices fixed by our derivative contracts, and the resulting estimated future cash inflows or outflows over the contractual life are discounted to calculate the fair value. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts and interest rates. Significant increases (decreases) in the quoted forward prices for commodities generally lead to corresponding decreases (increases) in the fair value measurement of our oil and gas derivative contracts. Significant changes in the volatility factors utilized in our option-pricing model can cause significant changes in the fair value measurement of our oil and gas derivative contracts. Historically, we have not experienced significant changes in the fair value of our derivative contracts resulting from changes in counterparty credit risk as the counterparties for all of our derivative transactions have an "investment grade" credit rating. See Note 4, "Derivative Financial Instruments."

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Quantitative Disclosures about Unobservable Inputs for Level 3 Fair Value Measurements

	Estimated Fair Value Asset (Liability)	Quantitative Information about Level 3 Fair Value Measurements
Instrument Type		Valuation Technique	Unobservable Input	Range
	(In millions)
Oil option contracts	$(53)	Modified Black-Scholes	Oil price volatility	22.57%	—	118.40%
			Credit risk	0.01%	—	1.25%
Natural gas option contracts	$(10)	Modified Black-Scholes	Natural gas price volatility	24.33%	—	41.31%
			Credit risk	0.01%	—	1.25%

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	March 31, 2017	December 31, 2016
	(In millions)
5¾% Senior Notes due 2022	$796	$789
5⅝% Senior Notes due 2024	1,054	1,044
5⅜% Senior Notes due 2026	731	714

Any amounts outstanding under our revolving credit facility and money market lines of credit as of the indicated dates are stated at cost, which approximates fair value. See Note 10, "Debt."

6.      Oil and Gas Properties

     Oil and gas properties consisted of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Proved	$22,253	$21,998
Unproved	1,240	1,238
Gross oil and gas properties	23,493	23,236
Accumulated depreciation, depletion and amortization	(9,690)	(9,587)
Accumulated impairment	(10,509)	(10,509)
Net oil and gas properties	$3,294	$3,140

Costs withheld from amortization as of March 31, 2017 consisted of the following:

	Costs Incurred In
	2017	2016	2015	2014 & Prior	Total
	(In millions)
Acquisition costs	$40	$532	$339	$196	$1,107
Exploration costs	—	2	—	—	2
Capitalized interest	16	51	33	31	131
Total costs withheld from amortization	$56	$585	$372	$227	$1,240

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We capitalized approximately $33 million and $26 million of interest and direct internal costs during the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, the ceiling value of our reserves was calculated based upon SEC pricing of $47.65 per barrel for oil and $2.73 per MMBtu for natural gas. Using these prices, our ceiling for the U.S. exceeded the net capitalized costs of oil and gas properties and no ceiling test impairment was required at March 31, 2017. Using SEC pricing, our ceiling for China exceeded the net capitalized costs of oil and gas properties and no ceiling test impairment was required at March 31, 2017.

Future declines in SEC pricing or downward revisions to our estimated proved reserves could result in additional ceiling test impairments of our oil and gas properties in subsequent periods.
Bohai Bay (China) Sales Agreement
On January 23, 2017, we signed a sales agreement, subject to customary regulatory approval, with certain of our joint venture partners to divest our non-operated interest in the Bohai Bay field in China for approximately $39 million, subject to customary post-close adjustments. We expect that the sale will significantly alter the relationship between capitalized costs and proved reserves for our China full cost pool, and as such, a gain or loss may be recognized upon closing. The transaction is scheduled to close in mid-2017.

7.      Other Property and Equipment

     Other property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Furniture, fixtures and equipment	$153	$150
Gathering systems and equipment	116	115
Accumulated depreciation and amortization	(103)	(98)
Net other property and equipment	$166	$167

8.      Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 4.5% and 0.3%, respectively.

Due to the ceiling test impairments of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in most taxing jurisdictions. We consider it more likely than not that the related tax benefits will not be realized and therefore, we recorded a full valuation allowance on our domestic and China deferred tax assets.

As of March 31, 2017, we did not have a liability for uncertain tax positions, and as such, we did not accrue related interest or penalties. The tax years 2013 through 2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Revenue payable	$210	$196
Accrued capital costs	96	92
Accrued lease operating expenses	31	37
Employee incentive expense	16	48
Accrued interest on debt	32	67
Taxes payable	13	15
Other	36	43
Total accrued liabilities	$434	$498

10.      Debt

Our debt consisted of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Senior unsecured debt:
5¾% Senior Notes due 2022	$750	$750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	700
Total senior unsecured debt	2,450	2,450
Debt issuance costs	(18)	(19)
Total long-term debt	$2,432	$2,431

Credit Arrangements

We have a revolving credit facility that matures in June 2020 and provides borrowing capacity of $1.8 billion. As of March 31, 2017, the largest individual loan commitment by any lender was 12% of total commitments.

Subject to compliance with restrictive covenants in our credit facility, our available borrowing capacity (before any amounts drawn) under our money market lines of credit with various institutions, the availability of which is at the discretion of those financial institutions, was $125 million at March 31, 2017.

Loans under the credit facility bear interest, at our option, equal to (a) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (100 basis points per annum at March 31, 2017) or (b) the Adjusted Eurodollar Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (200 basis points per annum at March 31, 2017).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (37.5 basis points per annum at March 31, 2017). We incurred aggregate commitment fees under our credit facility of approximately $2 million for each of the three-month periods ended March 31, 2017 and 2016, which were recorded in “Interest expense” on our consolidated statement of operations and comprehensive income. We incurred approximately $3 million of financing costs related to amending our revolving credit facility in March 2016, which were also included in "Interest expense" on our consolidated statement of operations and comprehensive income.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and the maintenance of a ratio of net income before gain or loss on the disposition of assets, interest expense, income taxes and noncash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test impairments) to interest expense of at least 2.5 to 1.0. At March 31, 2017, we were in compliance with all of our debt covenants.

As of March 31, 2017, we had no letters of credit outstanding under our credit facility. Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (200 basis points at March 31, 2017).

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

11.    Commitments and Contingencies

We have various commitments for firm transportation, operating lease agreements for office space and other agreements. For further information, see Note 12, "Commitments and Contingencies," in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the commitments disclosed at year-end 2016, other than noted below.

In March 2017, we signed an agreement for firm natural gas transportation capacity for production from the Anadarko Basin. The table below summarizes the value of the obligation by year as of March 31, 2017.

	Total	2017	2018	2019	2020	2021	Thereafter
	(In millions)
Firm transportation	$186	$—	$9	$18	$18	$18	$123

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

12.      Stockholders' Equity Activity

During the first quarter of 2016, we issued 34.5 million additional shares of common stock through a public equity offering for net proceeds of approximately $776 million. A portion of the proceeds was used to acquire additional properties in the Anadarko Basin STACK play and to repay borrowings under our credit facility and money market lines of credit. The remainder was available for general corporate purposes.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.      Earnings Per Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods.

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share data)
Net income (loss)	$147	$(624)

Weighted-average shares (denominator):
Weighted-average shares — basic	199	177
Dilution effect of stock options and unvested restricted stock awards and restricted stock units outstanding at end of period	1	—
Weighted-average shares — diluted	200	177
Excluded due to anti-dilutive effect	1	1

Earnings (loss) per share:
Basic	$0.74	$(3.52)
Diluted	$0.73	$(3.52)

14.      Stock-Based Compensation

Our stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Equity awards	$16	$9
Liability awards — cash-settled restricted stock units	2	3
Total stock-based compensation	18	12
Capitalized in oil and gas properties	(5)	(4)
Net stock-based compensation expense	$13	$8

As of March 31, 2017, we had approximately $76 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years. On March 31, 2017, the last reported sales price of our common stock on the New York Stock Exchange was $36.91 per share.

During the first quarter of 2017, we changed our qualified retirement requirements for existing market-based restricted stock units and all subsequently issued equity and liability awards. An employee becomes eligible for qualified retirement based on a combination of years of service and age. Qualified retirement allows an employee to continue vesting between 50% and 100% of awards with no additional service requirement beyond a six-month notification period. This change resulted in the accelerated recognition of stock-based compensation expense for awards issued to eligible employees.
Equity Awards

Equity awards consist of service-based and market-based restricted stock awards and restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP). At March 31, 2017, we had approximately (1) 4.0 million shares available for issuance under our 2011 Omnibus Stock Plan, as amended (2011 Plan), if all future awards are stock options, or (2) 2.1 million shares available for issuance under our 2011 Plan if all future awards are restricted stock awards or restricted stock units.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock. The following table provides information about restricted stock awards and restricted stock unit activity.

	Service-Based Shares	Weighted- Average Grant Date Fair Value per Share	Market-Based Shares(1)	Weighted- Average Grant Date Fair Value per Share	Total Shares
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2017	1,574	$35.56	859	$26.28	2,433
Granted	268	39.56	323	50.22	591
Forfeited	(19)	18.70	—	—	(19)
Vested	(37)	25.38	—	—	(37)
Non-vested shares outstanding at March 31, 2017	1,786	$36.41	1,182	$32.81	2,968
________

(1)
In February 2017, we granted approximately 323,000 restricted stock units, which based on achievement of certain criteria, could vest within a range of 0% to 200% of shares granted upon completion of the period ending December 31, 2019.

Employee Stock Purchase Plan. During the first three months of 2017, options to purchase approximately 54,000 shares of our common stock were granted under our ESPP. The fair value of each option was $10.73 per share. The fair value of the options granted was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.61%, an expected life of six months and weighted-average volatility of 40.2%.

Stock Options. As of March 31, 2017, we had approximately 177,000 stock options outstanding and exercisable. These outstanding stock options expire in January 2018. No stock options have been granted since 2008, except for ESPP options as discussed above.

Liability Awards

Liability awards consist of service-based awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units. The value of the cash-settled restricted stock units, and the associated stock-based compensation expense, is based on the Company's stock price at the end of each period. As of March 31, 2017, we had a liability of $12 million for estimated future cash settlement upon vesting of awards. The following table provides information about cash-settled restricted stock unit activity.

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2017	460
Granted	235
Forfeited	(12)
Vested	(26)
Non-vested units outstanding at March 31, 2017	657

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. Restructuring Costs

In April 2015 and May 2016, we announced plans to consolidate and reorganize domestic operating functions to our headquarters in The Woodlands, Texas, which resulted in a reduction of employees and closure of our offices in Denver, Colorado; North Houston (Greenspoint), Texas; and Tulsa, Oklahoma. Our decision to restructure the organization was primarily in response to the oil and gas commodity price environment. Substantially all restructuring-related costs have been recognized as expense as of December 31, 2016.

The following table summarizes our restructuring costs and related liability for the first quarter of 2017.

	Severance and Related Benefit Costs	Office-lease Abandonment Costs(1)	Relocation Costs	Other Associated Costs	Total
	(In millions)
Restructuring liability at January 1, 2017	$1	$14	$—	$—	$15
Additions	—	—	1	—	1
Settlements	(1)	(1)	(1)	—	(3)
Revisions	—	(1)	—	—	(1)
Restructuring liability at March 31, 2017	$—	$12	$—	$—	$12
Cumulative costs as of March 31, 2017	$24	$19	$11	$1	$55
Expected total costs as of March 31, 2017	$24	$19	$11	$1	$55
_________________

(1)	The office-lease abandonment liability will be relieved while lease payments are made and sublease income is received over the life of the lease ending 2022.

Restructuring costs recorded in our consolidated statement of operations and comprehensive income for office-lease abandonment costs and relocation costs are included in "Operating expenses - General and administrative."

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	Segment Information

While we only have operations in the oil and gas exploration and production industry, we are organizationally structured along geographic operating segments. Our current operating segments are the United States and China. The accounting policies of our operating segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables provide the geographic operating segment information for the three-month periods ended March 31, 2017 and 2016. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our income tax allocation of our China operations is based on the combined statutory rates for China and the United States.

	Domestic	China	Total
	(In millions)
Three Months Ended March 31, 2017:
Oil, gas and NGL revenues	$383	$34	$417
Operating expenses:
Lease operating	48	8	56
Transportation and processing	72	—	72
Production and other taxes	14	—	14
Depreciation, depletion and amortization	96	10	106
General and administrative	46	1	47
Other	1	—	1
Allocated income tax (benefit)	39	9
Net income (loss) from oil and gas properties	$67	$6
Total operating expenses			296
Income (loss) from operations			121
Interest expense, net of interest income, capitalized interest and other			(20)
Commodity derivative income (expense)			53
Income (loss) from operations before income taxes			$154
Total assets	$4,248	$140	$4,388
Additions to long-lived assets	$257	$—	$257

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended March 31, 2016:
Oil, gas and NGL revenues	$235	$49	$284
Operating expenses:
Lease operating	47	14	61
Transportation and processing	63	—	63
Production and other taxes	10	—	10
Depreciation, depletion and amortization	133	44	177
General and administrative	43	1	44
Ceiling test and other impairments	461	45	506
Other	1	—	1
Allocated income tax (benefit)	(194)	(33)
Net income (loss) from oil and gas properties	$(329)	$(22)
Total operating expenses			862
Income (loss) from operations			(578)
Interest expense, net of interest income, capitalized interest and other			(31)
Commodity derivative income (expense)			(17)
Income (loss) from operations before income taxes			$(626)
Total assets	$4,540	$237	$4,777
Additions to long-lived assets	$261	$—	$261

17.    Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or payments for the indicated periods.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in receivables for property sales	$—	$2
(Increase) decrease in accrued capital expenditures	(4)	20
(Increase) decrease in asset retirement costs	(4)	—

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

Significant first quarter 2017 highlights include:

•	Anadarko Basin production was 7.9 MMBOE in the first quarter of 2017, up 11% over the same period of 2016;

•
released results from upsized completions in the STACK play, showing productivity improvement in early production results. Newfield is implementing enhanced completions throughout all of its active drilling areas and is seeing positive early results;

•
broke ground on the Barton Creek Water Recycle Facility, a multi-million dollar wholly-owned water recycling facility located in Kingfisher County, Oklahoma, which is expected to process approximately 30,000 barrels of water per day upon anticipated completion in early July 2017; and

•	entered into a sales agreement to divest our non-operated interest in the Bohai Bay field in China for approximately $39 million.

Results of Operations

Domestic Revenues and Production. Revenues during the first quarter of 2017 were $148 million higher than the same period of 2016 primarily attributable to increases in average realized crude oil, natural gas and NGL prices of 79%, 60% and 83%, respectively. Our domestic production for the first quarter of 2017 declined 7% versus the same quarter of 2016 due to reduced investments in all areas outside of STACK. Production from STACK increased 46% quarter over quarter.

China Revenues and Production/Liftings. Revenues during the first quarter of 2017 were $15 million lower than the same quarter of 2016, primarily due to a 61% decrease in lifting volumes, despite a 78% increase in average crude oil prices. The lower lifting volumes resulted from natural production decline from the Pearl field, and a decrease in the net entitlement from the Pearl field, based on the cost recovery provisions of the production sharing contract.

The following table reflects our production/liftings and average realized commodity prices.

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2017	2016
Production/Liftings:
Domestic:(1)
Crude oil and condensate (MBbls)	4,988	5,335	(6)%
Natural gas (Bcf)	29.4	32.9	(11)%
NGLs (MBbls)	2,454	2,476	(1)%
Total (MBOE)	12,338	13,288	(7)%
China:(2)
Crude oil and condensate (MBbls)	643	1,643	(61)%
Total:
Crude oil and condensate (MBbls)	5,631	6,978	(19)%
Natural gas (Bcf)	29.4	32.9	(11)%
NGLs (MBbls)	2,454	2,476	(1)%
Total (MBOE)	12,981	14,931	(13)%
Average Realized Prices:
Domestic:
Crude oil and condensate (per Bbl)	$45.97	$25.72	79%
Natural gas (per Mcf)	2.93	1.83	60%
NGLs (per Bbl)	27.03	14.75	83%
Crude oil equivalent (per BOE)	30.99	17.70	75%
China:
Crude oil and condensate (per Bbl)	$53.21	$29.89	78%
Total:
Crude oil and condensate (per Bbl)	$46.79	$26.70	75%
Natural gas (per Mcf)	2.93	1.83	60%
NGLs (per Bbl)	27.03	14.75	83%
Crude oil equivalent (per BOE)	32.09	19.04	69%
________________

(1)	Excludes natural gas produced and consumed in operations of 0.9 Bcf and 1.5 Bcf during the three months ended March 31, 2017 and 2016, respectively.

(2)	Represents our net share of volumes sold regardless of when produced.

Operating Expenses.

Three months ended March 31, 2017 compared to March 31, 2016

The following table presents information about our operating expenses.

	Unit-of-Production			Total Amount
	Three Months Ended March 31,		Percentage Increase (Decrease)	Three Months Ended March 31,		Percentage Increase (Decrease)
	2017	2016		2017	2016
	(Per BOE)			(In millions)
Domestic:
Lease operating	$3.93	$3.51	12%	$48	$47	4%
Transportation and processing	5.81	4.77	22%	72	63	13%
Production and other taxes	1.10	0.71	55%	14	10	44%
Depreciation, depletion and amortization	7.77	10.06	(23)%	96	133	(28)%
General and administrative	3.70	3.20	16%	46	43	7%
Ceiling test and other impairments	—	34.68	(100)%	—	461	(100)%
Other	0.09	0.05	80%	1	1	58%
Total operating expenses	22.40	56.98	(61)%	277	758	(63)%
China:
Lease operating	$12.69	$8.93	42%	$8	$14	(45)%
Depreciation, depletion and amortization	14.85	26.75	(44)%	10	44	(78)%
General and administrative	2.06	0.85	142%	1	1	(5)%
Ceiling test impairment	—	27.52	(100)%	—	45	(100)%
Total operating expenses	29.60	64.05	(54)%	19	104	(82)%
Total:
Lease operating	$4.35	$4.08	7%	$56	$61	(7)%
Transportation and processing	5.52	4.25	30%	72	63	13%
Production and other taxes	1.06	0.65	63%	14	10	43%
Depreciation, depletion and amortization	8.12	11.89	(32)%	106	177	(41)%
General and administrative	3.62	2.94	23%	47	44	7%
Ceiling test and other impairments	—	33.89	(100)%	—	506	(100)%
Other	0.09	0.06	50%	1	1	35%
Total operating expenses	22.76	57.76	(61)%	296	862	(66)%

Domestic Operations. The primary components within our operating expenses are as follows:

•
Lease operating expense per BOE increased 12% primarily due to higher well servicing costs in the Uinta Basin as shut-in wells were reactivated in response to improving oil prices. Additional costs were also incurred in the Williston Basin in the first quarter of 2017 due to winter weather (i.e. road clearing, labor and weather-related repairs) and to protect wells against offset hydraulic fracturing operations by other operators.

•
Transportation and processing expense per BOE increased 22% due to increased oil deficiency fees of $8 million in the Uinta Basin and higher utilization of oil pipelines in the STACK play, which allows us to transport oil to more favorable markets and thus receive a higher price.

•
Production and other taxes per BOE increased 55% primarily due to higher commodity prices in the first quarter of 2017, as compared to the same period in 2016. This increase was partially offset by current development activities occurring in areas with lower production tax rates.

•	Depreciation, depletion and amortization (DD&A) decreased 23% per BOE primarily due to the impact of ceiling test impairments during 2015 and the first half of 2016.

•
General and administrative expenses increased 7% during the first quarter of 2017 compared to the first quarter of 2016 primarily due to accelerated recognition of stock-based compensation expense resulting from a change in our qualified retirement requirements. These costs were offset by employee-related cost savings from workforce reductions.

•
No ceiling test impairment was required during the first quarter of 2017. During the first quarter of 2016, we recorded a ceiling test impairment of $461 million due to a net decrease in the discounted value of our proved reserves. The decrease primarily resulted from an 8% decrease in crude oil SEC pricing and a 7% decrease in natural gas SEC pricing during the first quarter of 2016. These commodity price decreases were partially offset by the impact of service cost reductions in reserve estimates.

China Operations. The primary components within our operating expenses are as follows:

•	Lease operating expense per BOE increased 42% primarily due to lower lifting volumes and higher production handling fees per BOE, which increase as oil prices increase.

•	DD&A expense per BOE decreased 44% primarily due to a reduction of our DD&A rate as a result of the ceiling test impairments during 2015 and the first half of 2016.

•
No ceiling test impairment was required during the first quarter of 2017. During the first quarter of 2016, we recorded a ceiling test impairment of $45 million due to a net decrease in the discounted value of our proved reserves. The decrease primarily resulted from an 8% decrease in crude oil SEC pricing during the first quarter of 2016.

Interest Expense. The following table presents information about interest expense. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Gross interest expense:
Credit arrangements	$3	$6
Senior notes	35	35
Total gross interest expense	38	41
Capitalized interest	(16)	(9)
Net interest expense	$22	$32

Gross interest expense decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to $3 million of financing costs related to amending our revolving credit facility in March 2016.

Capitalized interest increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to an increase in the average amount of unproved oil and gas properties resulting from the acquisition of unproved properties during the second quarter of 2016.

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

Three months ended March 31, 2017

The $53 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $20 million realized gain and a $33 million unrealized gain. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Three Months Ended March 31, 2017	Positions Settling After March 31, 2017	Total
	(In millions)
Net derivative asset (liability) at December 31, 2016	$10	$(35)	$(25)
Change in fair value of settled positions	10	—	10
Realized settlements	(20)	—	(20)
Change in fair value of outstanding positions	—	43	43
Total unrealized gain (loss)	(10)	43	33
Net derivative asset (liability) at March 31, 2017	$—	$8	$8

Three months ended March 31, 2016

The $17 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of an $82 million realized gain and a $99 million unrealized loss. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Three Months Ended March 31, 2016	Positions Settling After March 31, 2016	Total
	(In millions)
Net derivative asset (liability) at December 31, 2015	$82	$285	$367
Change in fair value of settled positions	—	—	—
Realized settlements	(82)	—	(82)
Change in fair value of outstanding positions	—	(17)	(17)
Total unrealized gain (loss)	(82)	(17)	(99)
Net derivative asset (liability) at March 31, 2016	$—	$268	$268

Taxes. Our effective tax rate differs from the federal statutory rate of 35% due to the change in valuation allowances, non-deductible expenses, state income taxes, the differences between international and U.S. federal statutory rates and the impact of taxation of our China earnings in both the U.S. and China. Our future effective tax rates may also be impacted by additional ceiling test impairments or other items which generate deferred tax assets, deferred tax asset valuation allowances, and/or reversal of such valuation allowances.

The effective tax rates for the three months ended March 31, 2017 and 2016 were 4.5% and 0.3%, respectively.

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

We expect our 2017 capital budget will be financed through our cash flows from operations and cash on hand. However, given the volatility and uncertainty of commodity prices, we may borrow under our credit facility, sell non-strategic assets or access the public debt and equity markets. Our updated 2017 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $125 million, is expected to be approximately $1.1 billion. The capital budget increase relates to higher costs associated with enhanced completions, and increasing activity in areas operated by us and others.

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

Credit Arrangements and Other Financing Activities. We have a revolving credit facility that matures in June 2020 and provides borrowing capacity of $1.8 billion. Subject to compliance with restrictive covenants in our credit facility, our available borrowing capacity under our money market lines of credit was $125 million at March 31, 2017.

At March 31, 2017, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. We have no scheduled maturities of senior notes until 2022. For a more detailed description of the terms of our credit arrangements and senior notes, see Note 10, "Debt," to our consolidated financial statements appearing earlier in this report.

As of April 27, 2017, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding.

Working Capital. Our working capital balance fluctuates primarily as a result of the timing and amount of borrowings or repayments under our credit arrangements, changes in the fair value of our outstanding commodity derivative instruments as well as the timing of receiving reimbursement of amounts paid by us for the benefit of joint venture partners. At March 31, 2017, we had positive working capital of $282 million compared to positive working capital of $265 million at December 31, 2016.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows provided by operations, which are primarily affected by the sale of oil, natural gas and NGLs, as well as commodity prices.

Our net cash flows provided by operations were $167 million for the three months ended March 31, 2017, which increased compared to net cash flows from operations of $72 million for the same period in 2016. The primary drivers of higher operating cash flows were higher revenues as a result of higher commodity prices, partially offset by lower realized derivative gains.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2017 was $251 million compared to $275 million for the same period in 2016.

During the first quarter of 2017, we:

•	spent $239 million for capital additions to oil and gas properties, a reduction of $34 million compared to the same period of 2016 due to the timing of capital project activities; and

•	redeemed our $25 million short-term investment and subsequently reinvested the proceeds into a similar short-term investment.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2017 was $2 million compared to net cash provided by financing activities of $735 million for the same period in 2016. During the three months ended March 31, 2016, we issued 34.5 million additional shares of common stock through a public equity offering for net proceeds of approximately $776 million. No equity issuances occurred during the three months ended March 31, 2017.

Restructuring

In April 2015 and May 2016, we announced plans to restructure our organization primarily in response to the commodity price environment and to improve margins, processes and cost efficiencies in operations. See Note 15, "Restructuring Costs," to our consolidated financial statements in Item 1 of this report for additional details regarding our restructuring activities.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the disclosure since year-end 2016, other than noted below.

In March 2017, we signed an agreement for firm natural gas transportation capacity for production from the Anadarko Basin. See Note 11, "Commitments and Contingencies," to our consolidated financial statements appearing earlier in this report.

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

Oil and Gas Derivatives

We use derivative contracts to manage the variability in cash flows caused by commodity price fluctuations associated with our anticipated oil and gas production. As of March 31, 2017, we had no outstanding derivative contracts related to our NGL production. We do not use derivative instruments for trading purposes.

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of March 31, 2017.

Between April 1, 2017 and April 27, 2017, we did not enter into additional derivative contracts.

Accounting for Derivative Activities. As our derivative contracts are not designated for hedge accounting, they are accounted for on a mark-to-market basis. We have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of March 31, 2017, we had net derivative assets of $8 million, of which 58%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model and, as such, were classified as a Level 3 fair value measurement. The model considers various inputs including the following:

•forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of March 31, 2017. We use counterparty rate of default values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See "— Critical Accounting Policies and Estimates — Commodity Derivative Activities" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

New Accounting Requirements

See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements in Item 1 of this report for a discussion of new accounting requirements.

Forward-Looking Information

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements, other than statements of historical facts included in this report, are forward-looking, including information relating to anticipated future events or results, such as planned capital expenditures, the availability and sources of capital resources to fund capital expenditures, estimates of reserves, projected production, estimates of operating costs, acquisitions and divestitures, planned exploratory or developed drilling, projected cash flows and liquidity, business strategy and other plans and objectives for future operations. Forward-looking statements are typically identified by use of terms such as "may," "believe," "expect," "anticipate," "intend," "estimate," "project," "target," "goal," "plan," "should," "will," "predict," "potential," "forecast," "outlook," "could," "budget," "objectives," "strategy" and similar expressions that convey the uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. Actual results may vary significantly from those anticipated due to many factors, including but not limited to, the following:

•	oil, natural gas and natural gas liquids prices;

•	actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	legislation or regulatory initiatives intended to address seismic activity;

•	the timing and our success in discovering, producing and estimating reserves;

•	sustained decline in commodity prices resulting in impairments of assets;

•	ability to develop existing reserves or acquire new reserves;

•	the availability and volatility of the securities, capital or credit markets and the cost of capital;

•	maintaining sufficient liquidity to fund our operations and business strategies;

•	the accuracy of and fluctuations in our reserves estimates due to sustained low commodity prices, incorrect assumptions and other causes;

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	general economic, financial, industry or business trends or conditions;

•	the impact of, and changes in, legislation, law and governmental regulations, including those related to hydraulic fracturing, climate change and over-the-counter derivatives;

•	land, legal, regulatory, and ownership complexities inherent in the U.S. and Chinese oil and gas industries;

•	the impact of regulatory approvals;

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

•
the other factors affecting our business described under the caption "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our 2016 Annual Report on Form 10-K.

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

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative contracts can limit or reduce the downside risk of adverse price movements, their use also may limit future benefits from favorable price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2017, 10 of our 15 counterparties accounted for approximately 84% of our contracted volumes with the largest counterparty accounting for approximately 13%.

As of March 31, 2017, 8,703 MBbls of our expected 2017 crude oil production were protected against price volatility using collars and swaps, over 46% which have associated sold puts. The sold puts limit our downward price protection below the weighted average of our sold puts of $73.52 per barrel. If the market price remains below $73.52 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $14.92 per barrel. For 4,028 MBbls of our 2017 volumes, we have locked in an average minimum premium of $13.15 over the market price using purchased calls. The weighted average strike price of the purchased calls approximates the weighted average strike price of the sold puts, thereby effectively locking in the value.

For further discussion of our derivative activities, see the discussion and tables in Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report. For further discussion of the types of derivative positions, refer to Note 4, "Derivative Financial Instruments," within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Interest Rates

We consider our interest rate exposure to be minimal as 100% of our debt obligations were at fixed rates at March 31, 2017. A 10% increase in LIBOR would not impact our interest costs on debt outstanding at March 31, 2017, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our revolving credit facility and money market lines of credit.

Foreign Currency Exchange Rates

The functional currency for our China operations is the U.S. dollar. To the extent that business transactions in a foreign country are not denominated in the U.S. dollar, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at March 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2016, the North Dakota Department of Health (NDDH) announced its intent to resolve alleged systemic violations of the North Dakota air pollution control laws, N.D.C.C. ch. 23-25, N.D. Admin. Code art. 33-15, the North Dakota State Implementation Plan, and those provisions of the federal Clean Air Act and its body of implementing regulations for which the NDDH has been delegated authority by the U.S. Environmental Protection Agency, at certain facilities in North Dakota, including facilities owned and operated by the Company, through a voluntary Consent Decree process. Companies that choose to enter into the Consent Decree do not admit any violations but choose to do so in order to avoid potentially harsher enforcement through subsequent inspections of operated facilities in North Dakota. The Company entered into a Consent Decree in February 2017 that includes a payment of civil penalties, imposes additional facility design review and, potentially, air permitting obligations, as well as enhanced maintenance and inspection program obligations. The Consent Decree was approved by the North Dakota District Court in Burleigh County on March 14, 2017. The Consent Decree is subject to termination upon consent from the NDDH that all obligations of the Consent Decree have been completed or after two years, a company may petition the court for termination. We do not anticipate that these penalties will exceed $1 million.
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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
January 1 — January 31, 2017	1,348	$40.71	—	—
February 1 — February 28, 2017	22,059	39.91	—	—
March 1 — March 31, 2017	1,390	36.38	—	—
Total	24,797	$39.75	—	—
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

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-12534))

†*10.1	Form of 2017 Notice of Restricted Stock Unit Award Total Stockholder Return (TSR) and Attached Terms and Conditions under the 2011 Omnibus Stock Plan

†*10.2	Form of 2017 Cash-Settled Restricted Stock Unit Award Agreement and Attached Terms and Conditions

†*10.3	Form of 2017 Notice of Restricted Stock Unit Award and Attached Terms and Conditions (Officer Form) under the 2011 Omnibus Stock Plan

†*10.4	Amendment to Total Stockholder Return (TSR) Notice of Restricted Stock Unit Award and Attached Terms and Conditions under the 2011 Omnibus Stock Plan

†*10.5	Form of 2017 Notice of Restricted Stock Unit Award and Attached Terms and Conditions (for Supplemental Awards) under the 2011 Omnibus Stock Plan

†*10.6	Form of 2017 Cash-Settled Restricted Stock Unit Award Agreement and Attached Terms and Conditions (for Supplemental Awards)

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______

*	Filed or furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: May 2, 2017	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

3.2	Amended and Restated Bylaws of Newfield (incorporated by reference to Exhibit 3.2 to Newfield’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-12534))

†*10.1	Form of 2017 Notice of Restricted Stock Unit Award Total Stockholder Return (TSR) and Attached Terms and Conditions under the 2011 Omnibus Stock Plan

†*10.2	Form of 2017 Cash-Settled Restricted Stock Unit Award Agreement and Attached Terms and Conditions

†*10.3	Form of 2017 Notice of Restricted Stock Unit Award and Attached Terms and Conditions (Officer Form) under the 2011 Omnibus Stock Plan

†*10.4	Amendment to Total Stockholder Return (TSR) Notice of Restricted Stock Unit Award and Attached Terms and Conditions under the 2011 Omnibus Stock Plan

†*10.5	Form of 2017 Notice of Restricted Stock Unit Award and Attached Terms and Conditions (for Supplemental Awards) under the 2011 Omnibus Stock Plan

†*10.6	Form of 2017 Cash-Settled Restricted Stock Unit Award Agreement and Attached Terms and Conditions (for Supplemental Awards)

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
_______

*	Filed or furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.