Form 10-Q
period 2017-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2017-10-31
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

As of October 26, 2017, there were 199,618,755 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$428	$555
Short-term investments	—	25
Accounts receivable, net	277	232
Inventories	18	16
Derivative assets	10	75
Other current assets	103	46
Total current assets	836	949
Oil and gas properties, net — full cost method ($1,198 and $1,238 were excluded from amortization at September 30, 2017 and December 31, 2016, respectively)	3,670	3,140
Other property and equipment, net	169	167
Long-term investments	24	19
Restricted cash	36	25
Other assets	9	12
Total assets	$4,744	$4,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88	$33
Accrued liabilities	543	498
Advances from joint owners	61	54
Asset retirement obligations	2	2
Derivative liabilities	18	97
Total current liabilities	712	684
Other liabilities	71	63
Derivative liabilities	5	3
Long-term debt	2,433	2,431
Asset retirement obligations	158	154
Deferred taxes	64	39
Total long-term liabilities	2,731	2,690
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 shares authorized at September 30, 2017 and December 31, 2016; 201,249,143 and 200,150,392 shares issued at September 30, 2017 and December 31, 2016, respectively)	2	2
Additional paid-in capital	3,291	3,247
Treasury stock (at cost, 1,639,265 and 1,195,809 shares at September 30, 2017 and December 31, 2016, respectively)	(58)	(44)
Accumulated other comprehensive income (loss)	(1)	(2)
Retained earnings (deficit)	(1,933)	(2,265)
Total stockholders' equity	1,301	938
Total liabilities and stockholders' equity	$4,744	$4,312

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Oil, gas and NGL revenues	$439	$392	$1,258	$1,057

Operating expenses:
Lease operating	53	60	167	183
Transportation and processing	80	71	223	200
Production and other taxes	16	13	43	34
Depreciation, depletion and amortization	124	120	340	457
General and administrative	53	65	151	167
Ceiling test and other impairments	—	—	—	1,028
Other	1	18	2	19
Total operating expenses	327	347	926	2,088
Income (loss) from operations	112	45	332	(1,031)

Other income (expense):
Interest expense	(37)	(37)	(112)	(116)
Capitalized interest	15	15	46	35
Commodity derivative income (expense)	(23)	28	58	(122)
Other, net	1	1	5	2
Total other income (expense)	(44)	7	(3)	(201)

Income (loss) before income taxes	68	52	329	(1,232)

Income tax provision (benefit):
Current	(28)	(1)	(28)	3
Deferred	9	5	25	8
Total income tax provision (benefit)	(19)	4	(3)	11
Net income (loss)	$87	$48	$332	$(1,243)

Earnings (loss) per share:
Basic	$0.44	$0.24	$1.67	$(6.50)
Diluted	$0.44	$0.24	$1.66	$(6.50)
Weighted-average number of shares outstanding for basic earnings (loss) per share	199	199	199	191
Weighted-average number of shares outstanding for diluted earnings (loss) per share	200	200	200	191

Comprehensive income (loss):
Net income (loss)	$87	$48	$332	$(1,243)
Other comprehensive income (loss), net of tax	—	—	1	—
Comprehensive income (loss)	$87	$48	$333	$(1,243)

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$332	$(1,243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	340	457
Deferred tax provision (benefit)	25	8
Stock-based compensation	25	14
Unrealized (gain) loss on derivative contracts	(12)	307
Ceiling test and other impairments	—	1,028
Other, net	10	10
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(45)	43
Increase (decrease) in accounts payable and accrued liabilities	21	(65)
Other items, net	(56)	28
Net cash provided by (used in) operating activities	640	587
Cash flows from investing activities:
Additions to oil and gas properties	(825)	(692)
Acquisitions of oil and gas properties	(10)	(497)
Proceeds from sales of oil and gas properties	74	399
Additions to other property and equipment	(18)	(14)
Redemptions of investments	50	—
Purchases of investments	(25)	(25)
Net cash provided by (used in) investing activities	(754)	(829)
Cash flows from financing activities:
Proceeds from borrowings under credit arrangements	—	536
Repayments of borrowings under credit arrangements	—	(575)
Proceeds from issuances of common stock, net	2	777
Purchases of treasury stock, net	(14)	(22)
Other	(1)	(1)
Net cash provided by (used in) financing activities	(13)	715
Increase (decrease) in cash and cash equivalents	(127)	473
Cash and cash equivalents, beginning of period	555	5
Cash and cash equivalents, end of period	$428	$478

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	200.2	$2	(1.2)	$(44)	$3,247	$(2,265)	$(2)	$938
Issuances of common stock	1.0	—			2			2
Stock-based compensation					42			42
Treasury stock, net			(0.4)	(14)	—			(14)
Net income (loss)						332		332
Other comprehensive income (loss), net of tax							1	1
Balance, September 30, 2017	201.2	$2	(1.6)	$(58)	$3,291	$(1,933)	$(1)	$1,301

The accompanying notes to consolidated financial statements are an integral part of this statement.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids (NGLs). Our U.S. operations are onshore and focus primarily on large scale, liquids-rich resource plays in the Anadarko and Arkoma basins of Oklahoma, the Williston Basin of North Dakota and the Uinta Basin of Utah. In addition, we have oil assets offshore China.

Our consolidated financial statements include the accounts of Newfield Exploration Company, a Delaware corporation, and its subsidiaries. We proportionately consolidate our interests in oil and natural gas exploration and production joint ventures and partnerships in accordance with industry practice. All significant intercompany balances and transactions have been eliminated. Unless otherwise specified or the context otherwise requires, all references in these notes to "Newfield," "we," "us," "our" or the "Company" are to Newfield Exploration Company and its subsidiaries.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

New Accounting Requirements

In November 2016, the Financial Accounting Standards Board (FASB) issued guidance regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents using a retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2017. Adoption of this standard will impact our cash flow from operations in periods with changes in restricted cash.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The guidance is effective for interim and annual periods beginning after December 15, 2017 and may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). We will adopt the guidance in the first quarter of 2018 using the modified retrospective approach to adjust retained earnings (deficit). We implemented a process to evaluate our current revenue recognition policies to the new requirements for each of our revenue categories. While we have not identified any material differences in the amount and timing of revenue recognition for the categories we have reviewed to date, our evaluation is not complete, and we have not concluded on the overall impacts of adopting the new requirements.

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

2.    Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Revenue	$171	$163
Joint interest	91	53
Other	31	32
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$277	$232

3.      Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations, and oil produced but not sold in our China operations. Inventories are carried at the lower of cost or net realizable value. At September 30, 2017, we had no crude oil inventory in China due to the shut-in of production in our Pearl field and the lifting of remaining barrels in August 2017. At December 31, 2016, the crude oil inventory from our China operations consisted of approximately 11,500 barrels.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

At September 30, 2017, we had outstanding derivative positions as set forth in the tables below.

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)(2)	Sold Puts (Weighted Average)(1)	Floors (Weighted Average)	Ceilings (Weighted Average)
							(In millions)
2017:
Fixed-price swaps	2,852	$47.52	$—	$—	$—	$—	$(13)
Fixed-price swaps with sold puts:	1,012
Fixed-price swaps		88.01	—	—	—	—	36
Sold puts		—	—	73.09	—	—	(22)
Purchased calls	1,012	—	73.09	—	—	—	—
2018:
Fixed-price swaps	2,190	50.04	—	—	—	—	(4)
Collars with sold puts:	11,307
Collars		—	—	—	47.16	55.97	1
Sold puts		—	—	38.48	—	—	(9)
2019:
Collars with sold puts:	5,824
Collars		—	—	—	50.00	56.34	11
Sold puts		—	—	39.50	—	—	(12)
Total							$(12)
_________________

(1)
For the fixed-price swaps with sold puts, if the market price remains below our sold puts at contract settlement, we will receive the market price plus the difference between our swaps and our sold puts.

(2)
As a result of our purchased calls, we have effectively locked in the spread between our fixed-price swaps and sold puts (less the deferred call premium). We deferred the premiums related to the purchased calls until contract settlement. At September 30, 2017, the deferred premiums totaled $2 million.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Natural Gas

		NYMEX Contract Price Per MMBtu
			Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
					(In millions)
2017:
Fixed-price swaps	6,900	$2.73	$—	$—	$(2)
Collars	15,640	—	2.87	3.28	—
2018:
Fixed-price swaps	35,700	2.99	—	—	—
Collars	23,550	—	3.02	3.60	1
2019:
Collars	8,100	—	3.00	3.48	—
Total					$(1)

Additional Disclosures about Derivative Financial Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
September 30, 2017
Oil positions	$104	$(95)	$9	$—	$(116)	$95	$(17)	$(4)
Natural gas positions	10	(9)	1	—	(11)	9	(1)	(1)
Total	$114	$(104)	$10	$—	$(127)	$104	$(18)	$(5)

December 31, 2016
Oil positions	$226	$(151)	$75	$—	$(197)	$151	$(46)	$—
Natural gas positions	10	(10)	—	—	(64)	10	(51)	(3)
Total	$236	$(161)	$75	$—	$(261)	$161	$(97)	$(3)

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amount of gain (loss) recognized in "Commodity derivative income (expense)" in our consolidated statement of operations and comprehensive income related to our derivative financial instruments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$13	$45	$58	$174
Realized gain (loss) on natural gas positions	(2)	(6)	(12)	11
Total realized gain (loss)	11	39	46	185
Unrealized gain (loss) on oil positions	(38)	(27)	(41)	(259)
Unrealized gain (loss) on natural gas positions	4	16	53	(48)
Total unrealized gain (loss)	(34)	(11)	12	(307)
Total	$(23)	$28	$58	$(122)

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables by counterparty. At September 30, 2017, 10 of our 16 counterparties accounted for approximately 82% of our contracted volumes, with the largest counterparty accounting for approximately 10%.

At September 30, 2017, approximately 79% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

Level 2:
Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity fixed-price swaps and, as of September 30, 2017, commodity options (i.e., price collars, sold puts, purchased calls or swaptions).

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy. We continue to evaluate our inputs to ensure the fair value level classification is appropriate. When transfers between levels occur, it is our policy to assume that the transfer occurred at the date of the event or change in circumstances that caused the transfer.

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

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2016:
Money market fund investments	$320	$—	$—	$320
Deferred compensation plan assets	6	—	—	6
Equity securities available-for-sale	9	—	—	9
Oil and gas derivative swap contracts	—	50	—	50
Oil and gas derivative option contracts	—	—	(75)	(75)
Stock-based compensation liability awards	(11)	—	—	(11)
Total	$324	$50	$(75)	$299

As of September 30, 2017:
Money market fund investments	$194	$—	$—	$194
Deferred compensation plan assets	7	—	—	7
Equity securities available-for-sale	12	—	—	12
Oil and gas derivative contracts	—	(13)	—	(13)
Stock-based compensation liability awards	(6)	—	—	(6)
Total	$207	$(13)	$—	$194

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Level 3 Fair Value Measurements

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods.

Derivatives
(In millions)
Balance at January 1, 2016	$(308)
Unrealized gains (losses) included in earnings	(28)
Purchases, issuances, sales and settlements:
Settlements	187
Transfers into Level 3	—
Transfers out of Level 3(1)	46
Balance at September 30, 2016	$(103)
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2016	$23

Balance at January 1, 2017	$(75)
Unrealized gains (losses) included in earnings	(17)
Purchases, issuances, sales and settlements:
Settlements	30
Transfers into Level 3	—
Transfers out of Level 3(2)	62
Balance at September 30, 2017	$—
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2017	$—
_________________

(1)
During the second quarter of 2016, we transferred $46 million of derivative option contracts out of the Level 3 hierarchy. The transfer was the result of our Level 3 swaptions being exercised by the counterparties as swaps in June 2016.

(2)
During the third quarter of 2017, we transferred $62 million of derivative option contracts out of the Level 3 into Level 2 hierarchy as a result of our ability to derive volatility inputs from directly observable sources.

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	September 30, 2017	December 31, 2016
	(In millions)
5¾% Senior Notes due 2022	$806	$789
5⅝% Senior Notes due 2024	1,064	1,044
5⅜% Senior Notes due 2026	740	714

Any amounts outstanding under our revolving credit facility and money market lines of credit as of the indicated dates are stated at cost, which approximates fair value. See Note 10, "Debt."

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.      Oil and Gas Properties

     Oil and gas properties consisted of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Proved	$22,891	$21,998
Unproved	1,198	1,238
Gross oil and gas properties	24,089	23,236
Accumulated depreciation, depletion and amortization	(9,910)	(9,587)
Accumulated impairment	(10,509)	(10,509)
Net oil and gas properties	$3,670	$3,140

Costs withheld from amortization as of September 30, 2017 consisted of the following:

	Costs Incurred In
	2017	2016	2015	2014 & Prior	Total
	(In millions)
Acquisition costs	$103	$532	$324	$87	$1,046
Exploration costs	—	—	—	—	—
Capitalized interest	46	51	33	22	152
Total costs withheld from amortization	$149	$583	$357	$109	$1,198

We capitalized approximately $33 million of interest and direct internal costs during the three months ended September 30, 2017 and 2016 and $97 million and $89 million during the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the ceiling value of our reserves was calculated based upon SEC pricing of $49.81 per barrel for oil and $3.00 per MMBtu for natural gas. Using these prices, our ceiling for the U.S. exceeded the net capitalized costs of oil and gas properties and no ceiling test impairment was required at September 30, 2017. Using SEC pricing, our ceiling for China exceeded the net capitalized costs of oil and gas properties and no ceiling test impairment was required at September 30, 2017.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.      Other Property and Equipment

     Other property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Furniture, fixtures and equipment	$161	$150
Gathering systems and equipment	116	115
Accumulated depreciation and amortization	(108)	(98)
Net other property and equipment	$169	$167

8.      Income Taxes

Included in the net tax benefit for the three months ended September 30, 2017, were refunds related to the carryback of net operating losses to previously filed U.S. federal returns and a benefit for our China in-country taxes due to a decrease in cumulative year to date taxable income. The effective tax rates for the nine months ended September 30, 2017 and 2016 were (1.0)% and (0.9)%, respectively.

Due to the ceiling test impairments of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in most taxing jurisdictions. We consider it more likely than not that the related tax benefits will not be realized and therefore, we recorded a full valuation allowance on our domestic and China deferred tax assets.

As of September 30, 2017, we did not have a liability for uncertain tax positions, and as such, we did not accrue related interest or penalties. The tax years 2011 and 2013 through 2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

9.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Revenue payable	$230	$196
Accrued capital costs	178	92
Accrued lease operating expenses	22	37
Employee incentive expense	31	48
Accrued interest on debt	32	67
Taxes payable	10	15
Other	40	43
Total accrued liabilities	$543	$498

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.      Debt

Our debt consisted of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Senior unsecured debt:
5¾% Senior Notes due 2022	$750	$750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	700
Total senior unsecured debt	2,450	2,450
Debt issuance costs	(17)	(19)
Total long-term debt	$2,433	$2,431

Credit Arrangements

As of September 30, 2017, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. We have a revolving credit facility that matures in June 2020 and provides borrowing capacity of $1.8 billion. As of September 30, 2017, the largest individual loan commitment by any lender was 12% of total commitments.

Subject to compliance with restrictive covenants in our credit facility, our available borrowing capacity (before any amounts drawn) under our money market lines of credit with various institutions, the availability of which is at the discretion of those financial institutions, was $105 million at September 30, 2017.

Loans under the credit facility bear interest, at our option, equal to (a) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (100 basis points per annum at September 30, 2017) or (b) the Adjusted Eurodollar Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (200 basis points per annum at September 30, 2017).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (37.5 basis points per annum at September 30, 2017). We incurred aggregate commitment fees under our credit facility of approximately $2 million and $5 million for the three and nine months ended September 30, 2017, respectively, which were recorded in “Interest expense” on our consolidated statement of operations and comprehensive income. For the three and nine months ended September 30, 2016, we incurred commitment fees under our credit facility of approximately $2 million and $6 million, respectively. We incurred approximately $3 million of financing costs related to amending our revolving credit facility in March 2016, which were also included in "Interest expense" on our consolidated statement of operations and comprehensive income.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and the maintenance of a ratio of net income before gain or loss on the disposition of assets, interest expense, income taxes and non-cash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test impairments) to interest expense of at least 2.5 to 1.0. At September 30, 2017, we were in compliance with all of our debt covenants.

Letters of credit are subject to a fronting fee of 20 basis points and annual fees based on a grid of our debt rating (200 basis points at September 30, 2017).

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In March 2017, we signed an agreement for firm natural gas transportation capacity for production from the Anadarko Basin. The table below summarizes the future minimum payments under the agreement by year as of September 30, 2017.

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

13.      Earnings Per Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Net income (loss)	$87	$48	$332	$(1,243)

Weighted-average shares (denominator):
Weighted-average shares — basic	199	199	199	191
Dilution effect of stock options and unvested restricted stock awards and restricted stock units outstanding at end of period	1	1	1	—
Weighted-average shares — diluted	200	200	200	191
Excluded due to anti-dilutive effect	2	1	2	2

Earnings (loss) per share:
Basic	$0.44	$0.24	$1.67	$(6.50)
Diluted	$0.44	$0.24	$1.66	$(6.50)

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.      Stock-Based Compensation

Our stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Equity awards	$13	$7	$42	$25
Liability awards — cash-settled restricted stock units	1	7	3	17
Total stock-based compensation	14	14	45	42
Capitalized in oil and gas properties	(4)	(4)	(14)	(13)
Net stock-based compensation expense	$10	$10	$31	$29

As of September 30, 2017, we had approximately $68 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years. On September 30, 2017, the last reported sales price of our common stock on the New York Stock Exchange was $29.67 per share.

During the first quarter of 2017, we changed our qualified retirement requirements for existing market-based restricted stock units and all subsequently issued equity and liability awards. An employee becomes eligible for qualified retirement based on a combination of years of service and age. Under the revised requirements, qualified retirement allows an employee to continue vesting between 50% and 100% of awards with no additional service requirement beyond a six-month notification period. This change resulted in the accelerated recognition of stock-based compensation expense for unvested market-based restricted stock units previously issued and all subsequently issued equity and liability awards.
Equity Awards

Equity awards consist of service-based and market-based restricted stock awards and restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP). In May 2017, Newfield adopted the 2017 Omnibus Incentive Plan, as amended (2017 Plan), which replaced the 2011 Omnibus Stock Plan as the vehicle for granting equity-based compensation awards. At September 30, 2017, we had approximately (1) 9.4 million shares available for issuance under our 2017 Plan if all future awards are stock options, or (2) 5.6 million shares available for issuance under our 2017 Plan if all future awards are restricted stock awards or restricted stock units.

Restricted Stock and Restricted Stock Units. The following table summarizes the activity for our restricted stock awards and restricted stock units.

	Service-Based Shares	Weighted- Average Grant Date Fair Value per Share	Market-Based Shares		Weighted- Average Grant Date Fair Value per Share	Total Shares
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2017	1,574	$35.56	859		$26.28	2,433
Granted	1,223	29.82	323	(1)	50.22	1,546
Forfeited	(74)	27.11	(55)		31.28	(129)
Vested	(663)	35.13	(386)		22.85	(1,049)
Non-vested shares outstanding at September 30, 2017	2,060	$32.32	741		$38.12	2,801
________

(1)
In February 2017, we granted approximately 323,000 restricted stock units, which based on achievement of certain criteria, could vest within a range of 0% to 200% of shares granted upon completion of the period ending December 31, 2019.

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Employee Stock Purchase Plan. During the first six months of 2017, we issued 61,000 shares of our common stock under our ESPP. The fair value of each option at the grant date was $10.73 per share and was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 0.61%, an expected life of six months and weighted-average volatility of 40.2%.

On July 1, 2017, options to purchase approximately 72,000 shares of our common stock were granted under our ESPP. The fair value of each option was $7.37 per share as determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 1.132%, an expected life of six months and weighted-average volatility of 38.1%.

Stock Options. As of September 30, 2017, we had approximately 155,000 stock options outstanding and exercisable. These outstanding stock options expire in January 2018. No stock options have been granted since 2008, except for ESPP options as discussed above.

Liability Awards

Liability awards consist of service-based awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units. The value of the cash-settled restricted stock units, and the associated stock-based compensation expense, is based on the Company's stock price at the end of each period. As of September 30, 2017, we had a liability of $6 million related to these awards. The following table provides information about cash-settled restricted stock unit activity.

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2017	460
Granted	241
Forfeited	(32)
Vested	(318)
Non-vested units outstanding at September 30, 2017	351

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	Segment Information

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

The following tables provide the geographic operating segment information for the three and nine-month periods ended September 30, 2017 and 2016. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our income tax allocation for our China operations is based on the combined statutory rates for China and the United States.

	Domestic	China	Total
	(In millions)
Three Months Ended September 30, 2017:
Oil, gas and NGL revenues	$428	$11	$439
Operating expenses:
Lease operating	49	4	53
Transportation and processing	80	—	80
Production and other taxes	16	—	16
Depreciation, depletion and amortization	120	4	124
General and administrative	51	2	53
Other	1	—	1
Allocated income tax (benefit)	42	—
Net income (loss) from oil and gas properties	$69	$1
Total operating expenses			327
Income (loss) from operations			112
Interest expense, net of interest income, capitalized interest and other			(21)
Commodity derivative income (expense)			(23)
Income (loss) from operations before income taxes			$68
Total assets	$4,658	$86	$4,744
Additions to long-lived assets	$361	$—	$361

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended September 30, 2016:
Oil, gas and NGL revenues	$354	$38	$392
Operating expenses:
Lease operating	50	10	60
Transportation and processing	71	—	71
Production and other taxes	12	1	13
Depreciation, depletion and amortization	105	15	120
General and administrative	63	2	65
Other	18	—	18
Allocated income tax (benefit)	13	6
Net income (loss) from oil and gas properties	$22	$4
Total operating expenses			347
Income (loss) from operations			45
Interest expense, net of interest income, capitalized interest and other			(21)
Commodity derivative income (expense)			28
Income (loss) from operations before income taxes			$52
Total assets	$4,051	$162	$4,213
Additions to long-lived assets	$164	$—	$164

	Domestic	China	Total
	(In millions)
Nine Months Ended September 30, 2017:
Oil, gas and NGL revenues	$1,172	$86	$1,258
Operating expenses:
Lease operating	142	25	167
Transportation and processing	223	—	223
Production and other taxes	43	—	43
Depreciation, depletion and amortization	316	24	340
General and administrative	146	5	151
Other	2	—	2
Allocated income tax (benefit)	111	19
Net income (loss) from oil and gas properties	$189	$13
Total operating expenses			926
Income (loss) from operations			332
Interest expense, net of interest income, capitalized interest and other			(61)
Commodity derivative income (expense)			58
Income (loss) from operations before income taxes			$329
Total assets	$4,658	$86	$4,744
Additions to long-lived assets	$952	$1	$953

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Nine Months Ended September 30, 2016:
Oil, gas and NGL revenues	$898	$159	$1,057
Operating expenses:
Lease operating	143	40	183
Transportation and processing	200	—	200
Production and other taxes	33	1	34
Depreciation, depletion and amortization	364	93	457
General and administrative	162	5	167
Ceiling test and other impairments	962	66	1,028
Other	19	—	19
Allocated income tax (benefit)	(364)	(28)
Net income (loss) from oil and gas properties	$(621)	$(18)
Total operating expenses			2,088
Income (loss) from operations			(1,031)
Interest expense, net of interest income, capitalized interest and other			(79)
Commodity derivative income (expense)			(122)
Income (loss) from operations before income taxes			$(1,232)
Total assets	$4,051	$162	$4,213
Additions to long-lived assets	$1,124	$—	$1,124

16.    Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or payments for the indicated periods.

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in receivables for property sales	$—	$7
(Increase) decrease in accrued capital expenditures	(86)	60
(Increase) decrease in asset retirement costs	2	25

17.    Subsequent Events

On October 19, 2017, we received notice of a request for arbitration from SapuraKencana Petroleum Berhad (SapuraKencana), the purchaser of our Malaysian business in February 2014. SapuraKencana is asserting that the Company owes approximately $89 million in damages for breach of contract and for a tax indemnity, plus interest and legal and other costs. Newfield continues to be committed to fully contesting the claims and we intend to vigorously defend the Company's interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids. Our U.S. operations are onshore and focus primarily on large scale, liquids-rich resource plays in the Anadarko and Arkoma basins of Oklahoma, the Williston Basin of North Dakota and the Uinta Basin of Utah. In addition, we have oil assets offshore China.

Significant third quarter 2017 highlights include:

•
Anadarko Basin production was 9.6 MMBOE in the third quarter of 2017, up 12% over the same period of 2016, and 20% over the second quarter of 2017. Anadarko Basin crude oil production increased 17% over the third quarter of 2016; and

•	suspended production in the Pearl field due to mechanical issues associated with a third-party floating production, storage and offloading vessel (FPSO).

Results of Operations

Domestic Revenues and Production. Revenues during the third quarter of 2017 were $74 million higher than the same period of 2016, primarily attributable to increases in average realized crude oil and NGL prices of 13% and 39%, respectively, combined with an 11% increase in oil production and a 12% increase in NGL production. Total domestic production for the third quarter of 2017 increased 3% over the same quarter of 2016 primarily due to increased Anadarko Basin production of 12%, partially offset by the sale of our Texas assets in the third quarter of 2016.

Revenues during the nine months ended September 30, 2017 were $274 million higher than the same period of 2016. The higher revenues were attributable to increases in average realized crude oil, natural gas and NGL prices of 29%, 35% and 46%, respectively, compared to the nine months ended September 30, 2016. Our domestic production decreased 4% compared to the nine months ended September 30, 2016 primarily due to the sale of our Texas assets in the third quarter of 2016. Production from the Anadarko Basin increased 10% compared to the nine months ended September 30, 2016.

China Revenues and Production/Liftings. Revenues during the third quarter of 2017 were $27 million lower than the same quarter of 2016, primarily due to a 74% decrease in lifting volumes, partially offset by a 17% increase in average crude oil prices. Production from our operated Pearl field in the South China Sea was suspended during the third quarter of 2017 due to a mechanical issue associated with the FPSO located approximately 10 miles from the field, resulting in only one lifting during the quarter.

Revenues during the nine months ended September 30, 2017 were $73 million lower than the same period of 2016, primarily due to a 59% decrease in lifting volumes, partially offset by a 33% increase in average crude oil prices. The production decrease is due to natural declines in our Pearl field and the FPSO mechanical issue. We do not expect production to resume until 2018.

The divestiture of our Bohai Bay interest during the second quarter of 2017 did not materially impact our consolidated results of operations for the three or nine-month periods ended September 30, 2017 as compared to the same periods of 2016.

The following table reflects our production/liftings and average realized commodity prices.

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2017	2016		2017	2016
Production/Liftings:
Domestic:(1)
Crude oil and condensate (MBbls)	6,028	5,448	11%	16,148	16,033	1%
Natural gas (Bcf)	30.6	34.2	(10)%	90.0	99.5	(10)%
NGLs (MBbls)	3,279	2,921	12%	8,224	8,189	—%
Total (MBOE)	14,419	14,067	3%	39,379	40,809	(4)%
China:(2)
Crude oil and condensate (MBbls)	239	932	(74)%	1,712	4,204	(59)%
Total:
Crude oil and condensate (MBbls)	6,267	6,380	(2)%	17,860	20,237	(12)%
Natural gas (Bcf)	30.6	34.2	(10)%	90.0	99.5	(10)%
NGLs (MBbls)	3,279	2,921	12%	8,224	8,189	—%
Total (MBOE)	14,658	14,999	(2)%	41,091	45,013	(9)%
Average Realized Prices:
Domestic:
Crude oil and condensate (per Bbl)	$43.79	$38.80	13%	$44.06	$34.24	29%
Natural gas (per Mcf)	2.58	2.55	1%	2.75	2.03	35%
NGLs (per Bbl)	25.72	18.53	39%	25.75	17.62	46%
Crude oil equivalent (per BOE)	29.63	25.14	18%	29.75	22.00	35%
China:
Crude oil and condensate (per Bbl)	$48.22	$41.33	17%	$50.47	$37.87	33%
Total:
Crude oil and condensate (per Bbl)	$43.96	$39.17	12%	$44.68	$34.99	28%
Natural gas (per Mcf)	2.58	2.55	1%	2.75	2.03	35%
NGLs (per Bbl)	25.72	18.53	39%	25.75	17.62	46%
Crude oil equivalent (per BOE)	29.93	26.15	14%	30.62	23.48	30%
________________

(1)
Excludes natural gas produced and consumed in operations of 1.3 Bcf and 1.4 Bcf during the three months ended September 30, 2017 and 2016, respectively, and 3.4 Bcf and 4.2 Bcf during the nine months ended September 30, 2017 and 2016, respectively.

(2)	Represents our net share of volumes sold regardless of when produced.

Operating Expenses.

Three months ended September 30, 2017 compared to September 30, 2016

The following table presents information about our operating expenses.

	Unit-of-Production			Total Amount
	Three Months Ended September 30,		Percentage Increase (Decrease)	Three Months Ended September 30,		Percentage Increase (Decrease)
	2017	2016		2017	2016
	(Per BOE)			(In millions)
Domestic:
Lease operating	$3.35	$3.57	(6)%	$49	$50	(4)%
Transportation and processing	5.55	5.04	10%	80	71	13%
Production and other taxes	1.12	0.89	26%	16	12	29%
Depreciation, depletion and amortization	8.33	7.41	12%	120	105	15%
General and administrative	3.63	4.49	(19)%	51	63	(17)%
Other	0.05	1.32	(96)%	1	18	(96)%
Total operating expenses	22.03	22.72	(3)%	317	319	(1)%
China:
Lease operating	$19.35	$11.30	71%	$4	$10	(56)%
Production and other taxes	—	0.15	(100)%	—	1	(100)%
Depreciation, depletion and amortization	14.36	16.95	(15)%	4	15	(78)%
General and administrative	6.11	1.81	>100%	2	2	(14)%
Total operating expenses	39.82	30.21	32%	10	28	(66)%
Total:
Lease operating	$3.60	$4.05	(11)%	$53	$60	(13)%
Transportation and processing	5.46	4.72	16%	80	71	13%
Production and other taxes	1.11	0.85	31%	16	13	28%
Depreciation, depletion and amortization	8.43	8.01	5%	124	120	3%
General and administrative	3.67	4.32	(15)%	53	65	(17)%
Other	0.05	1.23	(96)%	1	18	(96)%
Total operating expenses	22.32	23.18	(4)%	327	347	(6)%

Domestic Operations. The primary components within our operating expenses are as follows:

•
Lease operating expense per BOE decreased 6% primarily due to increased production in STACK, which has lower operating costs. Total lease operating expense decreased due to the sale of our Texas assets in the third quarter of 2016.

•
Transportation and processing expense per BOE increased 10% primarily due to increased oil deficiency fees of $5 million in the Uinta Basin and higher utilization of oil pipelines in the STACK play, which allows us to transport oil to more favorable markets and thus receive a higher sales price.

•
Production and other taxes per BOE increased 26% primarily due to higher commodity prices in the third quarter of 2017, as compared to the same period in 2016, combined with regulatory changes in Oklahoma that increased tax rates for certain wells effective July 2017.

•	Depreciation, depletion and amortization (DD&A) per BOE increased 12% primarily due to an increase in properties subject to amortization.

•
General and administrative expenses decreased 17% during the third quarter of 2017 compared to the third quarter of 2016, which included restructuring related costs of $16 million. This decrease was partially offset by accelerated recognition of stock-based compensation expense and increased post-retirement expense resulting from a change in our qualified retirement plan. See additional details in Note 14, "Stock-Based Compensation."

•	Other operating expenses for the three months ended September 30, 2016 included an $18 million lawsuit settlement.

China Operations. The primary components within our operating expenses are as follows:

•
Lease operating expense per BOE increased 71% primarily due to lower lifting volumes and higher production handling fees per BOE, which increase as oil prices increase. Total lease operating expense decreased $6 million due to lower lifting volumes.

•	DD&A expense per BOE decreased 15% primarily due to a reduction of our DD&A rate as a result of the ceiling test impairments during 2015 and the first half of 2016.

Nine months ended September 30, 2017 compared to September 30, 2016

The following table presents information about our operating expenses.

	Unit-of-Production			Total Amount
	Nine Months Ended September 30,		Percentage Increase (Decrease)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2017	2016		2017	2016
	(Per BOE)			(In millions)
Domestic:
Lease operating	$3.59	$3.51	2%	$142	$143	(1)%
Transportation and processing	5.67	4.89	16%	223	200	12%
Production and other taxes	1.09	0.81	35%	43	33	29%
Depreciation, depletion and amortization	8.02	8.91	(10)%	316	364	(13)%
General and administrative	3.73	3.98	(6)%	146	162	(9)%
Ceiling test and other impairments	—	23.58	(100)%	—	962	(100)%
Other	0.05	0.47	(89)%	2	19	(89)%
Total operating expenses	22.15	46.15	(52)%	872	1,883	(54)%
China:
Lease operating	$14.89	$9.61	55%	$25	$40	(38)%
Production and other taxes	—	0.12	(100)%	—	1	(100)%
Depreciation, depletion and amortization	13.91	22.18	(37)%	24	93	(74)%
General and administrative	2.66	1.11	>100%	5	5	(2)%
Ceiling test impairment	—	15.71	(100)%	—	66	(100)%
Total operating expenses	31.46	48.73	(35)%	54	205	(74)%
Total:
Lease operating	$4.05	$4.07	—%	$167	$183	(9)%
Transportation and processing	5.44	4.43	23%	223	200	12%
Production and other taxes	1.05	0.75	40%	43	34	28%
Depreciation, depletion and amortization	8.27	10.15	(19)%	340	457	(26)%
General and administrative	3.68	3.71	(1)%	151	167	(9)%
Ceiling test and other impairments	—	22.85	(100)%	—	1,028	(100)%
Other	0.05	0.43	(88)%	2	19	(89)%
Total operating expenses	22.54	46.39	(51)%	926	2,088	(56)%

Domestic Operations. The primary components within our operating expenses are as follows:

•
Lease operating expense per BOE increased 2% primarily due to higher well servicing costs in the Uinta and Williston basins during the first nine months of 2017. Additionally, we incurred costs to protect our wells against offset hydraulic fracturing operations by other operators in the Williston Basin. Total lease operating expense was flat period over period due to the higher costs, as discussed above, offset by the reduction of costs associated with the sale of our Texas assets in the third quarter of 2016.

•
Transportation and processing expense per BOE increased 16% due to increased oil deficiency fees of $18 million in the Uinta Basin and higher utilization of oil pipelines in the STACK play, which allows us to transport oil to more favorable markets and thus receive a higher sales price.

•	Production and other taxes per BOE increased 35% primarily due to higher commodity prices in the first nine months of 2017 compared to the same period in 2016.

•	DD&A per BOE decreased 10% primarily due to the impact of ceiling test impairments during 2015 and the first half of 2016 and the sale of our Texas assets in the third quarter of 2016.

•
General and administrative expenses decreased 9% during the first nine months of 2017 compared to the first nine months of 2016. Restructuring related costs were $28 million during the nine months ended September 30, 2016, as compared to $1 million during the same period of 2017. This decrease was partially offset by accelerated recognition of stock-based compensation expense and increased post-retirement expense resulting from a change in our qualified retirement plan. See additional details in Note 14, "Stock-Based Compensation."

•	No ceiling test impairment was required during the first nine months of 2017. In the first and second quarters of 2016, we recorded ceiling test impairments totaling $962 million.

•	Other operating expenses for the nine months ended September 30, 2016 included an $18 million lawsuit settlement.

China Operations. The primary components within our operating expenses are as follows:

•
Lease operating expense per BOE increased 55% primarily due to lower lifting volumes and higher production handling fees per BOE, which increase as oil prices increase. Total lease operating expense decreased $15 million due to lower lifting volumes.

•	DD&A expense per BOE decreased 37% primarily due to a reduction of our DD&A rate as a result of the ceiling test impairments during 2015 and the first half of 2016.

•	No ceiling test impairment was required during the first nine months of 2017. In the first and second quarters of 2016, we recorded ceiling test impairments totaling $66 million.

Interest Expense. The following table presents information about interest expense. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Gross interest expense:
Credit arrangements	$2	$2	$7	$11
Senior notes	35	35	105	105
Total gross interest expense	37	37	112	116
Capitalized interest	(15)	(15)	(46)	(35)
Net interest expense	$22	$22	$66	$81

Gross interest expense for the nine months ended September 30, 2017 was lower than the same period in 2016 due to $3 million of financing costs related to amending our revolving credit facility recognized in March 2016.

Capitalized interest increased for the nine months ended September 30, 2017 compared to the same period in 2016 due to an increase in the average amount of unproved oil and gas properties.

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

Three months ended September 30, 2017

The $23 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of an $11 million realized gain and a $34 million unrealized loss. The unrealized loss is primarily attributable to the increase in commodity prices between periods. Forward curve prices increased 6% for oil and 1% for natural gas for the three months ended September 30, 2017. The components of the change in the fair value of our net derivative asset (liability) follow:

	Average Forward Curve Price		Positions Settled in the Three Months Ended September 30, 2017	Positions Settling After September 30, 2017
	Oil	Natural Gas			Total
			(In millions)
Net derivative asset (liability) at June 30, 2017	$48.63	$2.94	$13	$8	$21
Change in fair value of settled positions			(2)	—	(2)
Realized settlements			(11)	—	(11)
Change in fair value of outstanding positions			—	(21)	(21)
Total unrealized gain (loss)			(13)	(21)	(34)
Net derivative asset (liability) at September 30, 2017	$51.50	$2.98	$—	$(13)	$(13)

Nine months ended September 30, 2017

The $58 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $46 million realized gain and a $12 million unrealized gain. The gains are primarily attributable to the decrease in commodity prices between periods. Forward curve prices decreased 9% for oil and 3% for natural gas for the nine months ended September 30, 2017. The components of the change in the fair value of our net derivative asset (liability) follow:

	Average Forward Curve Price		Positions Settled in the Nine Months Ended September 30, 2017	Positions Settling After September 30, 2017
	Oil	Natural Gas			Total
			(In millions)
Net derivative asset (liability) at December 31, 2016	$56.40	$3.06	$(5)	$(20)	$(25)
Change in fair value of settled positions			51	—	51
Realized settlements			(46)	—	(46)
Change in fair value of outstanding positions			—	7	7
Total unrealized gain (loss)			5	7	12
Net derivative asset (liability) at September 30, 2017	$51.50	$2.98	$—	$(13)	$(13)

Three months ended September 30, 2016

The $28 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $39 million realized gain and an $11 million unrealized loss. The unrealized loss is primarily attributable to the reduction of our open derivative positions during the period. Forward curve prices decreased 3% for oil and 3% for natural gas for the three months ended September 30, 2016. The components of the change in the fair value of our net derivative asset (liability) follow:

	Average Forward Curve Price		Positions Settled in the Three Months Ended September 30, 2016	Positions Settling After September 30, 2016
	Oil	Natural Gas			Total
			(In millions)
Net derivative asset (liability) at June 30, 2016	$51.76	$3.11	$28	$43	$71
Change in fair value of settled positions			11	—	11
Realized settlements			(39)	—	(39)
Change in fair value of outstanding positions			—	17	17
Total unrealized gain (loss)			(28)	17	(11)
Net derivative asset (liability) at September 30, 2016	$50.44	$3.00	$—	$60	$60

Nine months ended September 30, 2016

The $122 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $185 million realized gain and a $307 million unrealized loss. The unrealized loss is primarily attributable to the increase in commodity prices between periods. Forward curve prices increased 10% for oil and 6% for natural gas for the nine months ended September 30, 2016. The components of the change in the fair value of our net derivative asset (liability) follow:

	Average Forward Curve Price		Positions Settled in the Nine Months Ended September 30, 2016	Positions Settling After September 30, 2016
	Oil	Natural Gas			Total
			(In millions)
Net derivative asset (liability) at December 31, 2015	$45.70	$2.84	$214	$153	$367
Change in fair value of settled positions			(29)	—	(29)
Realized settlements			(185)	—	(185)
Change in fair value of outstanding positions			—	(93)	(93)
Total unrealized gain (loss)			(214)	(93)	(307)
Net derivative asset (liability) at September 30, 2016	$50.44	$3.00	$—	$60	$60

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

The effective tax rates for the nine months ended September 30, 2017 and 2016 were (1.0)% and (0.9)%, respectively. The effective tax benefits for the three and nine months ended September 30, 2017 were primarily driven by the carryback of net operating losses. See the components of our income tax benefit below:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in millions)
Carryback of net operating losses	$(17)	$(17)
Alternative Minimum Tax (AMT) credits	(6)	(14)
Provision to return adjustment	(3)	(3)
China in-country tax expense (credits)	(2)	6
Current income tax provision (benefit)	(28)	(28)
Oklahoma state deferred tax	9	25
Total income tax provision (benefit)	$(19)	$(3)

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

We expect to finance our 2017 capital budget through cash flows from operations, cash on hand or borrowings under our credit facility. Our 2017 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $125 million, is approximately $1.1 billion.

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

Credit Arrangements and Other Financing Activities. We have a revolving credit facility that matures in June 2020 and provides borrowing capacity of $1.8 billion. Subject to compliance with restrictive covenants in our credit facility, our available borrowing capacity under our money market lines of credit was $105 million at September 30, 2017.

At September 30, 2017, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. We have no scheduled maturities of senior notes until 2022. For a more detailed description of the terms of our credit arrangements and senior notes, see Note 10, "Debt," to our consolidated financial statements appearing earlier in this report.

During October 2017, our available borrowing capacity under our money market lines of credit increased to $125 million. As of October 26, 2017, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding.

Working Capital. Our working capital balance fluctuates primarily as a result of the timing and amount of borrowings or repayments under our credit arrangements, changes in the fair value of our outstanding commodity derivative instruments as well as the timing of receiving reimbursement of amounts paid by us for the benefit of joint venture partners. At September 30, 2017, we had positive working capital of $124 million compared to positive working capital of $265 million at December 31, 2016.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows provided by operations, which are primarily affected by the quantities of oil, natural gas and NGLs sold, as well as commodity prices.

Our net cash flows from operations were $640 million for the nine months ended September 30, 2017, which increased from $587 million for the same period in 2016. The primary drivers of higher operating cash flows were higher revenues as a result of higher commodity prices, partially offset by lower production volumes and lower realized derivative gains.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2017 was $754 million compared to $829 million for the same period in 2016.

During the first nine months of 2017, we:

•	spent $825 million for capital additions to oil and gas properties, an increase of $133 million compared to the same period of 2016 due to the timing of capital project activities;

•	divested our non-operated interest in the Bohai Bay field in China for approximately $32 million, including customary post-close adjustments;

•	divested $45 million of non-strategic domestic assets; and

•	redeemed a short-term certificate of deposit of $25 million.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2017 was $13 million compared to net cash provided by financing activities of $715 million for the same period in 2016. During the nine months ended September 30, 2016, we issued 34.5 million additional shares of common stock through a public equity offering for net proceeds of approximately $776 million. No equity issuances occurred during the nine months ended September 30, 2017.

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

Oil and Gas Derivatives

We use derivative contracts to manage the variability in cash flows caused by commodity price fluctuations associated with our anticipated oil and natural gas production. As of September 30, 2017, we had no outstanding derivative contracts related to our NGL production. We do not use derivative instruments for trading purposes.

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil and gas derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of September 30, 2017.

Between October 1, 2017 and October 30, 2017, we entered into additional derivative contracts. A listing of our outstanding derivative contracts as of October 30, 2017 follows:

Crude Oil

		NYMEX Contract Price Per Bbl
					Collars
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Purchased Calls (Weighted Average)	Sold Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)

2017:
Fixed-price swaps	2,852	$47.52	$—	$—	$—	$—
Fixed-price swaps with sold puts:	1,012
Fixed-price swaps		88.01	—	—	—	—
Sold puts		—	—	73.09	—	—
Purchased calls	1,012	—	73.09	—	—	—
2018:
Fixed-price swaps	2,190	50.04	—	—	—	—
Collars with sold puts:	13,762
Collars		—	—	—	47.73	56.06
Sold puts		—	—	38.96	—	—
2019:
Collars with sold puts:	7,830
Collars		—	—	—	50.00	56.51
Sold puts		—	—	39.74	—	—

Natural Gas

		NYMEX Contract Price Per MMBtu
			Collars
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)

2017:
Fixed-price swaps	6,900	$2.73	$—	$—
Collars	15,640	—	2.87	3.28
2018:
Fixed-price swaps	40,270	2.99	—	—
Collars	28,100	—	3.01	3.55
2019:
Fixed-price swaps	3,650	2.91	—	—
Collars	8,100	—	3.00	3.48

Accounting for Derivative Activities. As our derivative contracts are not designated as hedges, they are accounted for on a mark-to-market basis. We have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of September 30, 2017, we had a net derivative liability of $13 million, of which 68%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model. The model considers various inputs including the following:

•forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of September 30, 2017. We use counterparty rate of default values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See "— Critical Accounting Policies and Estimates — Commodity Derivative Activities" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

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

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2017, 10 of our 16 counterparties accounted for approximately 82% of our contracted volumes with the largest counterparty accounting for approximately 10%.

As of September 30, 2017, 3,864 MBbls of our expected 2017 crude oil production were protected against price volatility using fixed-price swaps, over 26% of which have associated sold puts. The sold puts limit our downward price protection below the weighted average of our sold puts of $73.09 per barrel. If the market price remains below $73.09 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $14.92 per barrel. For 1,012 MBbls of our 2017 volumes, we have locked in an average minimum premium of $12.88 per barrel over the market price using purchased calls. The weighted average strike price of the purchased calls approximates the weighted average strike price of the sold puts, thereby effectively locking in the spread.

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

Interest Rates

We consider our interest rate exposure to be minimal as 100% of our outstanding debt was at fixed rates at September 30, 2017. A 10% increase in LIBOR would not impact our interest costs on debt outstanding at September 30, 2017, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our revolving credit facility and money market lines of credit.

Foreign Currency Exchange Rates

The functional currency for our China operations is the U.S. dollar. To the extent that business transactions in a foreign country are not denominated in the U.S. dollar, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at September 30, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2017, we received notice of a request for arbitration from SapuraKencana Petroleum Berhad (SapuraKencana), the purchaser of our Malaysian business in February 2014. SapuraKencana is asserting that the Company owes approximately $89 million in damages for breach of contract and for a tax indemnity, plus interest and legal and other costs. Newfield continues to be committed to fully contesting the claims and we intend to vigorously defend the Company's interest.

In August 2016, the North Dakota Department of Health (NDDH) announced its intent to resolve alleged systemic violations of the North Dakota air pollution control laws, N.D.C.C. ch. 23-25, N.D. Admin. Code art. 33-15, the North Dakota State Implementation Plan, and those provisions of the federal Clean Air Act and its body of implementing regulations for which the NDDH has been delegated authority by the U.S. Environmental Protection Agency, at certain facilities in North Dakota, including facilities owned and operated by the Company, through a voluntary Consent Decree process. The Company entered into a Consent Decree in February 2017 that includes a payment of civil penalties, imposes additional facility design review and, potentially, air permitting obligations, as well as enhanced maintenance and inspection program obligations, but that does not contain any admission of liability. The Consent Decree was approved by the North Dakota District Court in Burleigh County on March 14, 2017. The Consent Decree is subject to termination upon consent from the NDDH that all obligations of the Consent Decree have been completed or after two years, the company may petition the court for termination. The Company paid the penalty in September, which was less than $1 million.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1 — July 31, 2017	3,984	$27.88	—	—
August 1 — August 31, 2017	231,294	25.46	—	—
September 1 — September 30, 2017	6,694	26.19	—	—
Total	241,972	$25.52	—	—
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

NEWFIELD EXPLORATION COMPANY

Date: October 31, 2017	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
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