Form 10-Q
period 2018-03-31
NEWFIELD EXPLORATION CO /DE/
filed 2018-05-01
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

As of April 26, 2018, there were 199,726,282 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$196	$326
Accounts receivable, net	327	292
Inventories	23	15
Derivative assets	12	15
Other current assets	88	98
Total current assets	646	746
Oil and gas properties, net — full cost method ($1,245 and $1,200 were excluded from amortization at March 31, 2018 and December 31, 2017, respectively)	4,187	3,931
Other property and equipment, net	167	168
Derivative assets	—	1
Long-term investments	24	24
Restricted cash	45	40
Other assets	53	51
Total assets	$5,122	$4,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52	$46
Accrued liabilities	591	591
Advances from joint owners	45	80
Asset retirement obligations	3	3
Derivative liabilities	153	98
Total current liabilities	844	818
Other liabilities	71	69
Derivative liabilities	46	26
Long-term debt	2,434	2,434
Asset retirement obligations	133	130
Deferred taxes	89	76
Total long-term liabilities	2,773	2,735
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 shares authorized at March 31, 2018 and December 31, 2017; 201,418,445 and 201,363,345 shares issued at March 31, 2018 and December 31, 2017, respectively)	2	2
Additional paid-in capital	3,316	3,303
Treasury stock (at cost, 1,692,409 and 1,658,476 shares at March 31, 2018 and December 31, 2017, respectively)	(60)	(59)
Accumulated other comprehensive income (loss)	(1)	—
Retained earnings (deficit)	(1,752)	(1,838)
Total stockholders' equity	1,505	1,408
Total liabilities and stockholders' equity	$5,122	$4,961

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	1

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Oil, gas and NGL revenues	$580	$417

Operating expenses:
Lease operating	58	56
Transportation and processing	78	72
Production and other taxes	24	14
Depreciation, depletion and amortization	133	106
General and administrative	54	47
Other	1	1
Total operating expenses	348	296
Income (loss) from operations	232	121

Other income (expense):
Interest expense	(38)	(38)
Capitalized interest	15	16
Commodity derivative income (expense)	(111)	53
Other, net	1	2
Total other income (expense)	(133)	33

Income (loss) before income taxes	99	154

Income tax provision (benefit):
Current	—	(2)
Deferred	13	9
Total income tax provision (benefit)	13	7
Net income (loss)	$86	$147

Earnings (loss) per share:
Basic	$0.43	$0.74
Diluted	$0.43	$0.73
Weighted-average number of shares outstanding for basic earnings (loss) per share	200	199
Weighted-average number of shares outstanding for diluted earnings (loss) per share	200	200

Comprehensive income (loss):
Net income (loss)	$86	$147
Other comprehensive income (loss), net of tax	(1)	—
Comprehensive income (loss)	$85	$147

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	2

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$86	$147
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	133	106
Deferred tax provision (benefit)	13	9
Stock-based compensation	9	12
Unrealized (gain) loss on derivative contracts	79	(33)
Other, net	1	2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(35)	(11)
Increase (decrease) in accounts payable and accrued liabilities	(5)	(58)
Other items, net	(21)	(4)
Net cash provided by (used in) operating activities	260	170
Cash flows from investing activities:
Additions to oil and gas properties	(353)	(239)
Acquisitions of oil and gas properties	(21)	(4)
Proceeds from sales of oil and gas properties	2	(5)
Additions to other property and equipment	(4)	(3)
Redemptions of investments	—	25
Purchases of investments	—	(25)
Net cash provided by (used in) investing activities	(376)	(251)
Cash flows from financing activities:
Debt issue costs	(7)	—
Purchases of treasury stock, net	(1)	(1)
Other	(1)	(1)
Net cash provided by (used in) financing activities	(9)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(125)	(83)
Cash, cash equivalents and restricted cash, beginning of period	366	580
Cash, cash equivalents and restricted cash, end of period	$241	$497

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	3

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	201.4	$2	(1.7)	$(59)	$3,303	$(1,838)	$—	$1,408
Issuances of common stock	—	—			—			—
Stock-based compensation					13			13
Treasury stock, net			—	(1)	—			(1)
Net income (loss)						86		86
Other comprehensive income (loss), net of tax							(1)	(1)
Balance, March 31, 2018	201.4	$2	(1.7)	$(60)	$3,316	$(1,752)	$(1)	$1,505

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	4

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

These consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

We adopted the accounting guidance issued by the FASB regarding revenues from contracts with customers on January 1, 2018. The adoption of the new guidance did not materially impact our existing policies governing the timing and amount of revenue recognition or the classification of revenues and associated expenses on our Consolidated Statement of Operations and Comprehensive Income.

Table of Contents	5

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

All of our oil, natural gas and NGLs are sold at market-based prices adjusted for location and quality differentials to a variety of purchasers. Our production is sold either at the lease or transported to markets further downstream. We record revenue when control of our production transfers to the customer and collectability is reasonably assured. Substantially all of our customers pay us within 30 days in accordance with industry standards for the sale of oil, natural gas and NGLs. For sales at the lease, control transfers immediately and we record revenue for the amount we expect to receive from the purchaser. For contracts in which control transfers to the customer downstream from the lease, expected revenues are presented on a gross basis with related expenses incurred prior to the transfer of control to the customer presented as transportation and processing expenses.

Restricted Cash

Restricted cash consists of amounts held in escrow accounts to satisfy future plug and abandonment obligations for our China operations. These amounts are restricted as to their current use and will be released as we plug and abandon wells and facilities in China.

Other Current Assets

Other current assets primarily consist of federal income tax refunds receivable, capital and lease operating expense prepayments and other prepaid items, including but not limited to, rent and insurance. For the periods ended March 31, 2018 and December 31, 2017 federal income tax refunds receivable were $45 million and $53 million, respectively. See Note 8, "Income Taxes," for further discussion.

New Accounting Requirements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding the accounting for revenue from contracts with customers. The guidance is effective for interim and annual periods beginning after December 15, 2017 and may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). We adopted the guidance in the first quarter of 2018. There were no adjustments made to beginning retained earnings as a result of adopting this standard.

In November 2016, the FASB issued guidance regarding the classification and presentation of changes in restricted cash in the statement of cash flows. The guidance requires amounts described as restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted this guidance in the first quarter of 2018 and retrospectively adjusted the prior period presented.

The following table summarizes the impact of the adoption of the new accounting standard to the Company’s Consolidated Statements of Cash Flows for the period ended March 31, 2017.

	As Originally Presented	Adoption Adjustments	As Adjusted
	(In millions)
For the period ended March 31, 2017
Net cash provided by (used in) operating activities	$167	$3	$170

Net increase (decrease) in cash, cash equivalents and restricted cash	(86)	3	(83)
Cash, cash equivalents and restricted cash, beginning of period	555	25	580
Cash, cash equivalents and restricted cash, end of period	$469	$28	$497

In January 2016, the FASB issued guidance regarding several broad topics related to the recognition and measurement of financial assets and liabilities. The guidance is effective for interim and annual periods beginning after December 15, 2017 and did not have an impact on our financial statements.

In February 2016, the FASB issued guidance regarding the accounting for leases. The guidance requires recognition of certain leases on the balance sheet. The guidance requires lessees and lessors to recognize and measure leases at the beginning

Table of Contents	6

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of the earliest period presented using a modified retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our financial statements.

In February 2018, the FASB issued guidance regarding the reclassification of certain tax effects from accumulated other comprehensive income. The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted this guidance in the first quarter of 2018, as permitted, with no material impact on our financial statements.

2.    Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Revenue	$217	$175
Joint interest	104	108
Other	22	25
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$327	$292

3.      Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations, and oil produced but not sold in our China operations. Inventories are carried at the lower of cost or net realizable value. At March 31, 2018, the crude oil inventory from our China operations consisted of approximately 295,000 barrels of crude oil with an associated value of approximately $9 million. At December 31, 2017, we had no crude oil inventory in China due to the shut-in of production in our LF7-2 field in the third quarter of 2017.

4.      Derivative Financial Instruments

Commodity Derivative Instruments

We utilize derivative strategies that consist of either a single derivative instrument or a combination of instruments to manage the variability in cash flows associated with the forecasted sale of our future domestic oil, natural gas and NGL production. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements. Our derivative strategies are outlined in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our oil and gas derivative contracts are settled based upon reported prices on the NYMEX, and our NGL derivative contracts are settled on posted prices at Mont Belvieu. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, over-the-counter quotations, estimated volatility, non-performance risk adjustments using counterparty rates of default and time to maturity. The calculation of the fair value of options requires the use of an option-pricing model. See Note 5, "Fair Value Measurements."

Table of Contents	7

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At March 31, 2018, we had outstanding derivative positions as set forth in the tables below.

Crude Oil

		NYMEX Contract Price Per Bbl
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2018:
Fixed-price swaps (1)	11,453	$54.67	$—	$—	$—	$(100)
Fixed-price swaps with sold puts:	644
Fixed-price swaps		56.78	—	—	—	(4)
Sold puts		—	44.00	—	—	—
Collars	1,274	—	—	50.59	56.70	(11)
Collars with sold puts:	1,932
Collars		—	—	48.34	56.60	(14)
Sold Puts		—	39.48	—	—	(1)
2019:
Collars with sold puts:	10,566
Collars		—	—	50.59	57.13	(51)
Sold puts		—	40.60	—	—	(18)
Total						$(199)
_________________

(1)	During the first quarter of 2018, our counterparties exercised crude oil swaption contracts that protect 273,000 Bbls of second quarter 2018 production from future commodity price volatility.

Table of Contents	8

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Natural Gas

		NYMEX Contract Price Per MMBtu
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2018:
Fixed-price swaps	39,400	$2.99	$—	$—	$—	$7
Fixed-price swaps with sold puts:	13,440
Fixed-price swaps		3.00	—	—	—	2
Sold puts		—	2.63	—	—	(2)
Collars	5,500	—	—	2.88	3.24	1
Collars with sold puts:	6,420
Collars		—	—	2.87	3.32	1
Sold puts		—	2.30	—	—	—
2019:
Fixed-price swaps	3,650	2.91	—	—	—	—
Collars	9,000	—	—	3.00	3.47	1
Total						$10

Natural Gas Liquids (Propane)

		Mont Belvieu Contract Price Per Gallon
			Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)
			(In millions)
2018:
Fixed-price swaps	1,099	$0.81	$2
Total			$2

Table of Contents	9

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Additional Disclosures about Derivative Financial Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
March 31, 2018
Oil positions	$139	$(139)	$—	$—	$(338)	$139	$(153)	$(46)
Natural gas positions	16	(6)	10	—	(6)	6	—	—
NGL positions	2	—	2	—	—	—	—	—
Total	$157	$(145)	$12	$—	$(344)	$145	$(153)	$(46)

December 31, 2017
Oil positions	$48	$(48)	$—	$—	$(170)	$48	$(96)	$(26)
Natural gas positions	22	(6)	15	1	(6)	6	—	—
NGL positions	—	—	—	—	(2)	—	(2)	—
Total	$70	$(54)	$15	$1	$(178)	$54	$(98)	$(26)

The amount of gain (loss) recognized in "Commodity derivative income (expense)" in our consolidated statement of operations and comprehensive income related to our derivative financial instruments follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(38)	$26
Realized gain (loss) on natural gas positions	6	(6)
Realized gain (loss) on NGL positions	—	—
Total realized gain (loss)	(32)	20
Unrealized gain (loss) on oil positions	(76)	1
Unrealized gain (loss) on natural gas positions	(7)	32
Unrealized gain (loss) on NGL positions	4	—
Total unrealized gain (loss)	(79)	33
Total	$(111)	$53

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables by counterparty. At March 31, 2018, 10 of our 15 counterparties accounted for approximately 80% of our contracted volumes, with the largest counterparty accounting for approximately 10%.

At March 31, 2018, approximately 77% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

Table of Contents	10

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

Table of Contents	11

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of December 31, 2017:
Money market fund investments	$162	$—	$—	$162
Deferred compensation plan assets	7	—	—	7
Equity securities available-for-sale	12	—	—	12
Oil, gas and NGL derivative contracts	—	(108)	—	(108)
Stock-based compensation liability awards	(7)	—	—	(7)
Total	$174	$(108)	$—	$66

As of March 31, 2018:
Money market fund investments	$89	$—	$—	$89
Deferred compensation plan assets	8	—	—	8
Equity securities available-for-sale	12	—	—	12
Oil, gas and NGL derivative contracts	—	(187)	—	(187)
Stock-based compensation liability awards	(6)	—	—	(6)
Total	$103	$(187)	$—	$(84)

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

During the third quarter of 2017, we transferred $62 million of derivative option contracts out of the Level 3 into Level 2 hierarchy as a result of our ability to derive volatility inputs from directly observable sources. Therefore, we have no financial assets and liabilities classified as Level 3 as of the balance sheet dates presented.

Table of Contents	12

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	March 31, 2018	December 31, 2017
	(In millions)
5¾% Senior Notes due 2022	$786	$802
5⅝% Senior Notes due 2024	1,064	1,089
5⅜% Senior Notes due 2026	726	739

Any amounts outstanding under our revolving credit facility and money market lines of credit as of the indicated dates are stated at cost, which approximates fair value. See Note 10, "Debt."

6.      Oil and Gas Properties

     Oil and gas properties consisted of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Proved	$23,614	$23,272
Unproved	1,245	1,200
Gross oil and gas properties	24,859	24,472
Accumulated depreciation, depletion and amortization	(10,163)	(10,032)
Accumulated impairment	(10,509)	(10,509)
Net oil and gas properties	$4,187	$3,931

We capitalized approximately $28 million and $33 million of interest and direct internal costs during the three months ended March 31, 2018 and 2017, respectively.

Costs withheld from amortization as of March 31, 2018 consisted of the following:

	Costs Incurred In
	2018	2017	2016	2015 & Prior	Total
	(In millions)
Acquisition costs	$28	$108	$483	$319	$938
Exploration costs	—	—	—	—	—
Capitalized internal cost	4	38	49	47	138
Capitalized interest	15	61	51	42	169
Total costs withheld from amortization	$47	$207	$583	$408	$1,245

We performed our test for ceiling test impairment in accordance with SEC guidelines and no ceiling test impairment was required at March 31, 2018. Future declines in SEC pricing or downward revisions to our estimated proved reserves could result in additional ceiling test impairments of our oil and gas properties in subsequent periods.

Table of Contents	13

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.      Other Property and Equipment

     Other property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Furniture, fixtures and equipment	$161	$165
Gathering systems and equipment	116	115
Accumulated depreciation and amortization	(110)	(112)
Net other property and equipment	$167	$168

8.      Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (Tax Reform), which made significant changes to the U.S. federal income tax law affecting the Company. Major changes in this legislation applicable to the Company relate to the reduction in tax rate for corporations to 21%, repeal of the corporate alternative minimum tax, interest deductibility and net operating loss carryforward limitations, changes to certain executive compensation and full expensing provisions related to business assets. The Company included tax reform impacts in the fourth quarter 2017 financial statements and continues to examine the impact of this legislation and future regulations. The first quarter 2018 tax accrual calculated under the estimated annual effective tax rate method reflects the law changes that are effective January 1, 2018, including the new corporate tax rate of 21%.

The effective tax rates for the three months ended March 31, 2018 and 2017 were 13.0% and 4.5%, respectively. Our effective tax rate for the three months ended March 31, 2018 differs from the U.S. statutory rate primarily due to domestic and international deferred tax asset valuation allowances discussed below. The deferred income tax provision on the consolidated statement of operations for the three months ended March 31, 2018 was attributable to Oklahoma state income taxes.

Due to the ceiling test impairments of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in all taxing jurisdictions except Oklahoma. We consider it more likely than not that the related tax benefits will not be realized and therefore, we recorded a full valuation allowance on our domestic and China deferred tax assets.

As of March 31, 2018, we did not have a liability for uncertain tax positions, and as such, we did not accrue related interest or penalties. The tax years 2014 through 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

9.    Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Revenue payable	$280	$239
Accrued capital costs	186	173
Accrued lease operating expenses	25	22
Employee incentive expense	13	44
Accrued interest on debt	32	67
Taxes payable	12	11
Other	43	35
Total accrued liabilities	$591	$591

Table of Contents	14

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.      Debt

Our debt consisted of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Senior unsecured debt:
5¾% Senior Notes due 2022	$750	$750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	700
Total senior unsecured debt	2,450	2,450
Debt issuance costs	(16)	(16)
Total long-term debt	$2,434	$2,434

Credit Arrangements

As of March 31, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. On March 23, 2018, we amended and restated our Credit Agreement. This amendment and restatement extended the maturity date of the revolving credit facility from June 25, 2020 to May 1, 2023 and increased the borrowing capacity from $1.8 billion to $2.0 billion. We incurred $8 million of deferred financing costs related to this amendment, which will be amortized over the term of the agreement. As of March 31, 2018, the largest individual loan commitment by any lender was approximately 9% of total commitments.

Subject to compliance with certain restrictive covenants in our credit facility, our available borrowing capacity (before any amounts drawn) under our money market lines of credit with various institutions, the availability of which is at the discretion of those financial institutions, was $125 million at March 31, 2018.

Loans under the credit facility bear interest, at our option, equal to (a) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (100 basis points per annum at March 31, 2018) or (b) the Adjusted Eurodollar Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (200 basis points per annum at March 31, 2018).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (37.5 basis points per annum at March 31, 2018). We incurred aggregate commitment fees under our credit facility of approximately $2 million for each of the three-month periods ended March 31, 2018 and 2017, which were recorded in “Interest expense” on our consolidated statement of operations and comprehensive income.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and the maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and certain non-cash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test impairments) to interest expense of at least 2.5 to 1.0. At March 31, 2018, we were in compliance with all of our debt covenants.

Letters of credit are subject to a fronting fee of 20 basis points per annum and annual fees based on a grid of our debt rating (200 basis points at March 31, 2018).

The credit facility includes events of default relating to customary matters, subject to customary grace and cure periods including, among other things, nonpayment of principal, interest or other amounts; violation of covenants; inaccuracy of representations and warranties in any material respect when made; a change of control; or certain other material adverse changes in our business. Our senior notes also contain standard events of default. If any of the foregoing defaults were to occur, our lenders under the credit facility could terminate future lending commitments, and our lenders under both the credit facility and our notes could declare the outstanding borrowings due and payable. In addition, our credit facility, senior notes and

Table of Contents	15

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

substantially all of our derivative arrangements contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

11.    Commitments and Contingencies

We have various commitments for firm transportation, operating lease agreements for office space and other agreements. For further information, see Note 12, "Commitments and Contingencies," in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the commitments disclosed at year-end 2017.

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

12.      Earnings Per Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods.

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data)
Net income (loss)	$86	$147

Weighted-average shares (denominator):
Weighted-average shares — basic	200	199
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period	—	1
Weighted-average shares — diluted	200	200
Excluded due to anti-dilutive effect	—	1

Earnings (loss) per share:
Basic	$0.43	$0.74
Diluted	$0.43	$0.73

Table of Contents	16

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.      Stock-Based Compensation

Our stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Equity awards	$13	$16
Liability awards — cash-settled restricted stock units	(1)	2
Total stock-based compensation	12	18
Capitalized in oil and gas properties	(2)	(5)
Net stock-based compensation expense	$10	$13

As of March 31, 2018, we had approximately $63 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years. On March 31, 2018, the last reported sales price of our common stock on the New York Stock Exchange was $24.42 per share.

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
Equity Awards

Equity awards consist of service-based and market-based restricted stock and restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP). In May 2017, Newfield adopted the 2017 Omnibus Incentive Plan, as amended (2017 Plan), which replaced the 2011 Omnibus Stock Plan as the vehicle for granting equity-based compensation awards. At March 31, 2018, we had approximately (1) 8.4 million shares available for issuance under our 2017 Plan if all future awards are stock options, or (2) 5.0 million shares available for issuance under our 2017 Plan if all future awards are restricted stock or restricted stock units.

Restricted Stock and Restricted Stock Units. The following table summarizes the activity for our restricted stock and restricted stock units.

	Service-Based Shares	Weighted- Average Grant Date Fair Value per Share	Market-Based Shares		Weighted- Average Grant Date Fair Value per Share	Total Shares
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2018	2,033	$32.41	741		$38.12	2,774
Granted	207	26.57	464	(1)	30.89	671
Forfeited	(19)	35.04	—		—	(19)
Vested	(55)	29.66	—		—	(55)
Non-vested shares outstanding at March 31, 2018	2,166	$31.90	1,205		$35.33	3,371
________

(1)
In February 2018, we granted approximately 464,000 restricted stock units, which based on achievement of certain criteria, could vest within a range of 0% to 200% of shares granted upon completion of the period ending December 31, 2020.

Table of Contents	17

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Employee Stock Purchase Plan. During the first three months of 2018, options to purchase approximately 72,000 shares of our common stock were issued under our ESPP. The fair value of each option at the grant date was $8.27 per share and was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 1.53%, an expected life of six months and weighted-average volatility of 38.6%.

Stock Options. As of March 31, 2018, we had no stock options outstanding and exercisable. All outstanding stock options expired in January 2018. No stock options have been granted since 2008, except for ESPP options as discussed above.

Liability Awards

Liability awards consist of service-based awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units. The value of the cash-settled restricted stock units, and the associated stock-based compensation expense, is based on the Company's stock price at the end of each period. As of March 31, 2018, we had a liability of $6 million related to these awards. The following table provides information about cash-settled restricted stock unit activity.

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2018	351
Granted	179
Forfeited	(2)
Vested	(44)
Non-vested units outstanding at March 31, 2018	484

Table of Contents	18

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Segment Information

While we only have operations in the oil and gas exploration and production industry, we are organizationally structured along geographic operating segments. Our current operating segments are the United States and China. The accounting policies of our operating segments are the same as those described in Note 1, "Organization and Summary of Significant Accounting Policies," in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables provide the geographic operating segment information for three-month periods ended March 31, 2018 and 2017. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our income tax allocation for our China operations is based on the combined statutory rates for China and the United States.

	Domestic	China	Total
	(In millions)
Three Months Ended March 31, 2018:
Revenues
Oil	$375	$17	$392
Gas	97	—	97
NGL	89	—	89
Oil, gas and NGL revenues	561	17	578

Lease operating	54	4	58
Transportation and processing	78	—	78
Production and other taxes	24	—	24
Depreciation, depletion and amortization	129	4	133
Results of operations for oil and gas producing activities before tax	276	9	285

Other revenues	2	—	2
General and administrative	52	2	54
Other	1	—	1
Allocated income tax (benefit)(1)	52	3
Net income (loss) from oil and gas properties	$173	$4

Total revenues			$580
Total operating expenses			348
Income (loss) from operations			232
Interest expense, net of interest income, capitalized interest and other			(22)
Commodity derivative income (expense)			(111)
Income (loss) from operations before income taxes			$99
Total assets	$5,022	$100	$5,122
Additions to long-lived assets	$378	$—	$378
_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 23% for domestic and 46% for China.

Table of Contents	19

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended March 31, 2017:
Revenues:
Oil	$230	$34	$264
Gas	86	—	86
NGL	66	—	66
Oil, gas and NGL revenues	382	34	416

Lease operating	48	8	56
Transportation and processing	72	—	72
Production and other taxes	14	—	14
Depreciation, depletion and amortization	96	10	106
Results of operations for oil and gas producing activities before tax	152	16	168

Other revenues	1	—	1
General and administrative	46	1	47
Other	1	—	1
Allocated income tax (benefit)(1)	39	9
Net income (loss) from oil and gas properties	$67	$6

Total revenues			$417
Total operating expenses			296
Income (loss) from operations			121
Interest expense, net of interest income, capitalized interest and other			(20)
Commodity derivative income (expense)			53
Income (loss) from operations before income taxes			$154
Total assets	$4,248	$140	$4,388
Additions to long-lived assets	$246	$—	$246
_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 37% for domestic and 60% for China.

15.    Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or payments for the indicated periods.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in accrued capital expenditures	$(13)	$(4)
(Increase) decrease in asset retirement costs	(1)	(4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Table of Contents	20

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

Significant first quarter 2018 highlights include:

•	Domestic production was 15.6 MMBOE in the first quarter of 2018, up 27% over the same period of 2017;

•	Anadarko Basin production was 10.6 MMBOE in the first quarter of 2018, up 34% over the same period of 2017;

•	production in the Williston and Uinta basins in the first quarter of 2018 is up 10% and 35%, respectively, over the same period of 2017; and

•	amended and restated our unsecured Credit Agreement to extend the maturity date to May 1, 2023 and increase the borrowing capacity to $2.0 billion.

Results of Operations

Consolidated revenues for the period ending March 31, 2018 increased $162 million as compared to the same period in 2017, mainly driven by stronger domestic oil prices coupled with growth in domestic oil production. Our revenues continue to benefit from the recovery in oil prices as represented by a $12.12 per barrel period over period increase to the average price we received for our domestic oil production. During the same comparative period, our domestic oil production increased 29%. The combination of increased domestic oil production and higher realized oil prices contributed $145 million to the overall increase in consolidated revenues period over period. The remaining change is primarily attributable to higher natural gas and NGL production, partially offset by lower realized natural gas prices.

Table of Contents	21

The following table reflects our production/liftings and average realized commodity prices (excluding the impact of commodity derivative gains and losses):

	Three Months Ended March 31,
	2017	Price Variance	Production Variance	2018
Domestic:
Crude oil and condensate
Price (per Bbl)	$45.97	$12.12		$58.09
Production (MBbls)	4,988		1,463	6,451
Crude oil and condensate revenues	$230	$78	$67	$375
Natural gas
Price (per Mcf)	$2.93	$(0.23)		$2.70
Production (Bcf)	29.4		6.7	36.1
Natural gas revenues	$86	$(9)	$20	$97
Natural gas liquids
Price (per Bbl)	$27.03	$1.01		$28.04
Production (MBbls)	2,454		705	3,159
Natural gas liquids revenues	$66	$3	$20	$89
Total Domestic
Price (per BOE)	$30.94	$4.96		$35.90
Production (MBOE)	12,338		3,284	15,622
Total domestic oil and gas revenues	$382	$72	$107	$561

China:(1)
Crude oil and condensate
Price (per Bbl)	$53.21	$11.88		$65.09
Production/liftings (MBbls)	643		(382)	261
China oil and condensate revenues	$34	$3	$(20)	$17

Total:
Crude oil and condensate
Price (per Bbl)	$46.79	$11.57		$58.36
Production/liftings (MBbls)	5,631		1,081	6,712
Crude oil and condensate revenues	$264	$81	$47	$392
Natural gas
Price (per Mcf)	$2.93	$(0.23)		$2.70
Production (Bcf)	29.4		6.7	36.1
Natural gas revenues	$86	$(9)	$20	$97
Natural gas liquids
Price (per Bbl)	$27.03	$1.01		$28.04
Production (MBbls)	2,454		705	3,159
Natural gas liquids revenues	$66	$3	$20	$89
Total consolidated
Price (per BOE)	$32.04	$4.34		$36.38
Production/liftings (MBOE)	12,981		2,902	15,883
Total consolidated oil and gas revenues	$416	$75	$87	$578
________________

(1)	Represents our net share of volumes sold regardless of when produced.

Table of Contents	22

Operating Expenses.

The following table presents information about our operating expenses.

	Three Months Ended March 31,
	2017		2018
	Total Amount	Unit-of-Production	Total Amount	Unit-of-Production
	(In millions)	(Per BOE)	(In millions)	(Per BOE)
Domestic:
Lease operating	$48	$3.93	$54	$3.43
Transportation and processing	72	5.81	78	5.02
Production and other taxes	14	1.10	24	1.53
Depreciation, depletion and amortization	96	7.77	129	8.24
General and administrative	46	3.70	52	3.35
Other	1	0.09	1	0.09
Total operating expenses	$277	$22.40	$338	$21.66
China:
Lease operating	$8	$12.36	$4	$15.72
Production and other taxes	—	0.24	—	0.57
Depreciation, depletion and amortization	10	14.85	4	16.33
General and administrative	1	2.06	2	4.56
Other	—	0.09	—	—
Total operating expenses	$19	$29.60	$10	$37.18
Consolidated:
Lease operating	$56	$4.35	$58	$3.64
Transportation and processing	72	5.52	78	4.93
Production and other taxes	14	1.06	24	1.51
Depreciation, depletion and amortization	106	8.12	133	8.37
General and administrative	47	3.62	54	3.37
Other	1	0.09	1	0.09
Total operating expenses	$296	$22.76	$348	$21.91

Excluding DD&A our consolidated operating expenses have increased 13% for the comparative period. The increase is primarily driven by increased activity in our domestic operations partially offset by decreased activity in China. On a per unit basis, consolidated operating expenses, excluding DD&A, decreased 8%. The decrease in our per BOE operating expense is largely driven by decreases in LOE and transportation and processing costs, partially offset by increased production and other taxes. See below for additional discussion.

•
On a per BOE basis, domestic LOE has decreased over the comparative period primarily due to an increased concentration of total production in STACK where unit operating costs are lower. Total domestic LOE has increased period over period due to increased production.

•
China LOE per BOE has increased over the comparative period primarily due to lower lifting volumes and higher production handling fees per BOE, which increase as oil prices increase. China LOE has decreased period over period due to lower lifting volumes in our LF7-2 field and the sale of our interest in the Bohai Bay field in May 2017.

•	For the first quarter of 2018 compared to the first quarter of 2017, transportation and processing expense per BOE decreased due to $5 million less oil deficiency fees.

Table of Contents	23

•
Production taxes have increased significantly over the comparative period primarily due to increased revenues as a result of increased production and higher prices for oil and NGLs. Additionally, the first quarter of 2018 production tax as a percentage of revenue has increased due to production tax rate increases in Oklahoma.

•
For the first quarter of 2018, our domestic DD&A has increased compared to the same period of 2017 due to a 27% increase in our production. Our DD&A rate per BOE has increased 6% primarily due to a 44% increase in our amortization base. The 2017 first quarter amortization base was significantly lower due to the impact of the 2016 ceiling test write-downs. Our 2018 first quarter amortization base has increased in conjunction with our capital spending over the previous 12 months.

•
Domestic G&A has increased 15% for first quarter of 2018 compared to the first quarter of 2017 primarily due to lower capitalized internal costs in 2018. Excluding capitalized internal costs, G&A has increased 4% as compared to the first quarter 2017 due to increased office rent.

Interest Expense. The following table presents information about interest expense. Interest expense associated with unproved oil and gas properties is capitalized into oil and gas properties.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Gross interest expense:
Credit arrangements	$3	$3
Senior notes	35	35
Total gross interest expense	38	38
Capitalized interest	(15)	(16)
Net interest expense	$23	$22

Gross interest expense was flat period over period for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Capitalized interest decreased for the three months ended March 31, 2018, as compared to the same period in 2017, due to a decrease in the average amount of unproved oil and gas properties.

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

Table of Contents	24

Three months ended March 31, 2018

The $111 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $32 million realized loss and a $79 million unrealized loss. The unrealized loss is primarily attributable to the increase in oil prices between periods. Forward curve prices increased 6% for oil for the three months ended March 31, 2018. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Three Months Ended March 31, 2018	Positions Settling After March 31, 2018
			Total
	(In millions)
Net derivative asset (liability) at December 31, 2017	$(22)	$(86)	$(108)
Change in fair value of settled positions	(10)	—	(10)
Realized settlements	32	—	32
Change in fair value of outstanding positions	—	(101)	(101)
Total unrealized gain (loss)	22	(101)	(79)
Net derivative asset (liability) at March 31, 2018	$—	$(187)	$(187)

Three months ended March 31, 2017

The $53 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $20 million realized gain and an $33 million unrealized gain. The components of the change in the fair value of our net derivative asset (liability) follow:

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

Taxes. The effective tax rates for the three months ended March 31, 2018 and 2017 were 13.0% and 4.5%, respectively. The effective tax provision for the three months ended March 31, 2018 was primarily driven by Oklahoma state taxes of $13 million, all deferred.

Our effective tax rate differs from the federal statutory rate of 21% due to the change in valuation allowance, non-deductible expenses, state income taxes, the differences between international and U.S. federal statutory rates and the impact of taxation of our China earnings in both the U.S. and China. Our future effective tax rates may also be impacted by additional ceiling test impairments or other items which generate deferred tax assets, deferred tax asset valuation allowances, and/or reversal of such valuation allowances. Due to the ceiling test impairments of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in most taxing jurisdictions. We have recorded a full valuation allowance against these deferred tax assets.

See Note 8, "Income Taxes," to our consolidated financial statements earlier in this report for additional disclosures.

Table of Contents	25

Liquidity and Capital Resources

We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our capital budgets (excluding acquisitions) are based upon our estimate of internally generated sources of cash, as well as cash on hand and the available borrowing capacity of our revolving credit facility and money market lines of credit.

We expect to finance our 2018 capital budget with cash flows from operations and cash on hand. Should commodity prices significantly weaken, we may elect to curtail our investments to limit borrowings and preserve liquidity. Our 2018 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $120 million, is $1.3 billion.

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

Credit Arrangements and Other Financing Activities. On March 23, 2018, we amended and restated our Credit Agreement. This amendment and restatement extended the maturity date of the revolving credit facility from June 25, 2020 to May 1, 2023 and increased the borrowing capacity from $1.8 billion to $2.0 billion. The amendment and restatement also added an accordion feature providing the option to further increase the borrowing capacity by up to an additional $750 million. We incurred $8 million of deferred financing costs related to this amendment, which will be amortized over the term of the agreement. We also have money market lines of credit which, subject to compliance with restrictive covenants in our credit facility, have available borrowing capacity of $125 million at March 31, 2018.

At March 31, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. We have no scheduled maturities of senior notes until 2022. For a more detailed description of the terms of our credit arrangements and senior notes, see Note 10, "Debt," to our consolidated financial statements appearing earlier in this report.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and the maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and certain non-cash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test impairments) to interest expense of at least 2.5 to 1.0. At March 31, 2018, we were in compliance with all of our debt covenants.

As of April 26, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding.

Working Capital. Our working capital balance fluctuates primarily as a result of the timing and amount of borrowings or repayments under our credit arrangements, changes in the fair value of our outstanding commodity derivative instruments and the timing of reimbursements received for the amounts we paid for the benefit of joint venture partners. At March 31, 2018, we had negative working capital of $198 million compared to negative working capital of $72 million at December 31, 2017.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows provided by operations, which are primarily affected by the quantities of oil, natural gas and NGLs sold, as well as commodity prices.

Table of Contents	26

Our net cash flows from operations were $260 million for the three months ended March 31, 2018, which increased from $170 million for the same period in 2017. The primary drivers of higher operating cash flows were higher revenues as a result of higher commodity prices and production, partially offset by realized derivative losses.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018 was $376 million compared to $251 million for the same period in 2017.

During the first three months of 2018, we:

•
spent $353 million for capital additions to oil and gas properties, an increase of $114 million compared to the same period of 2017, due to increased capital activity associated with rising commodity prices; and

•	acquired additional interest in oil and gas properties of $21 million.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2018 was $9 million compared to net cash used in financing activities of $2 million for the same period in 2017. The primary increase in financing activities was $7 million in financing costs paid related to our amended and restated credit facility in the first quarter of 2018.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the disclosure since year-end 2017.

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

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil, gas and NGL derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of March 31, 2018.

Between April 1, 2018 and April 26, 2018, we did not enter into additional derivative contracts.

Accounting for Derivative Activities. As our derivative contracts are not designated as hedges, they are accounted for on a mark-to-market basis. We have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of March 31, 2018, we had a net derivative liability of $187 million, of which 47%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model. The model considers various inputs including the following:

•forward prices for commodities;

Table of Contents	27

•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of March 31, 2018. We use counterparty rate of default values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See "— Critical Accounting Policies and Estimates — Commodity Derivative Activities" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

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

Forward-Looking Information

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements, other than statements of historical facts included in this report, are forward-looking, including information relating to anticipated future events or results, such as planned capital expenditures, the availability and sources of capital resources to fund capital expenditures, estimates of reserves, projected production timing and targets, estimates of future operating costs and other expenses and other financial measures, acquisitions and divestitures, planned exploratory or developed drilling, projected cash flows and liquidity, estimated future tax rates, business strategy and other plans and objectives for future operations. Forward-looking statements are typically identified by use of terms such as "may," "believe," "expect," "anticipate," "intend," "estimate," "project," "target," "goal," "plan," "should," "will," "predict," "guidance," "potential," "forecast," "outlook," "could," "budget," "objectives," "strategy" and similar expressions that convey the uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date of this report, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks and no assurance can be given that such expectations will prove to have been correct. Actual results may vary significantly from those anticipated due to many factors, including but not limited to, the following:

•	oil, natural gas and natural gas liquids prices;

•	actions of the Organization of the Petroleum Exporting Countries (OPEC), its members and other state-controlled oil companies relating to oil price and production controls;

•	environmental liabilities that are not covered by an effective indemnity or insurance;

•	legislation or regulatory initiatives intended to address seismic activity;

•	the timing and our success in discovering, producing and estimating reserves;

•	sustained decline in commodity prices resulting in impairments of assets;

•	ability to develop existing reserves or acquire new reserves;

•	the availability and volatility of the securities, capital or credit markets and the cost of capital;

•	maintaining sufficient liquidity to fund our operations and business strategies;

•	the accuracy of and fluctuations in our reserves estimates due to sustained low commodity prices, incorrect assumptions and other causes;

Table of Contents	28

•	operating hazards inherent in the exploration for and production of oil and natural gas;

•	general economic, financial, industry or business trends or conditions;

•
the impact of, and changes in, legislation, law and governmental regulations, including the Tax Cuts and Jobs Act (the Tax Act) and those related to hydraulic fracturing, the environment, natural resources, climate change, and over-the-counter derivatives;

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

•
the other factors affecting our business described under the caption "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our 2017 Annual Report on Form 10-K.

Should one or more of the risks described above occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

Table of Contents	29

All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report and our Annual Report on Form 10-K. These factors are not necessarily all of the important factors that could affect us. Use caution and common sense when considering these forward-looking statements. Unless securities laws require us to do so, we do not undertake any obligation to publicly correct or update any forward-looking statements whether as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in oil, natural gas and NGL prices, interest rates and foreign currency exchange rates as discussed below.

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2018, 10 of our 15 counterparties accounted for approximately 80% of our contracted volumes with the largest counterparty accounting for approximately 10%.

As of March 31, 2018, 25,869 MBbls of our expected 2018 and 2019 crude oil production were protected against price volatility using collars and fixed-price swaps, over 50% of which have associated sold puts. The sold puts limit our downward price protection below the weighted average of our sold puts of $40.60 per barrel. If the market price remains below $40.60 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $9.96 per barrel.

For further discussion of our derivative activities, see the discussion and tables in Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report. For further discussion of the types of derivative positions, refer to Note 4, "Derivative Financial Instruments," within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Interest Rates

We consider our interest rate exposure to be minimal as 100% of our outstanding debt was at fixed rates at March 31, 2018. A 10% increase in LIBOR would not impact our interest costs on debt outstanding at March 31, 2018, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our revolving credit facility and money market lines of credit.

Foreign Currency Exchange Rates

The functional currency for our China operations is the U.S. dollar. To the extent that business transactions in a foreign country are not denominated in the U.S. dollar, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at March 31, 2018.

Table of Contents	30

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents	31

our legal proceedings, see Note 11, "Commitments and Contingencies," to our consolidated financial statements appearing earlier in this report.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
January 1 — January 31, 2018	1,261	$31.89	—	—
February 1 — February 28, 2018	31,450	26.06	—	—
March 1 — March 31, 2018	1,222	23.68	—	—
Total	33,933	$26.19	—	—
_______

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards and restricted stock units. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Table of Contents	32

Item 6. Exhibits

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

*3.2	Amended and Restated Bylaws of Newfield Exploration Company, as amended November 11, 2016 and April 25, 2018

*10.1
Amended and Restated Credit Agreement, dated as of March 23, 2018, by and among Newfield, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, The Bank of Nova Scotia, Houston Branch and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Co-Syndication Agents, and BMO Harris Bank N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents

†*10.2	Form of 2018 Notice of Restricted Stock Unit Award and Attached Terms and Conditions (Officer Form) for Stock-Settled Restricted Stock Unit Awards under the 2017 Omnibus Incentive Plan

†*10.3	Form of 2018 Notice of Cash-Settled Restricted Stock Unit Award and Attached Terms and Conditions for Cash-Settled Restricted Stock Unit Awards under the 2017 Omnibus Incentive Plan

†*10.4	Form of 2018 Notice of Restricted Stock Unit Award Total Stockholder Return (TSR) and Attached Terms and Conditions for Total Stockholder Return (TSR) Awards under the 2017 Omnibus Incentive Plan

†*10.5	Form of 2018 Notice of Restricted Stock Unit Award and Attached Terms and Conditions (for Supplemental Awards) under the 2017 Omnibus Incentive Plan

†*10.6	Form of 2018 Notice of Cash-Settled Restricted Stock Unit Award and Attached Terms and Conditions (for Supplemental Awards) under the 2017 Omnibus Incentive Plan

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
___________________

*	Filed or furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

Table of Contents	33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: May 1, 2018	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Table of Contents	34

Exhibit Index

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

*3.2	Amended and Restated Bylaws of Newfield Exploration Company, as amended November 11, 2016 and April 25, 2018

*10.1
Amended and Restated Credit Agreement, dated as of March 23, 2018, by and among Newfield, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, The Bank of Nova Scotia, Houston Branch and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Co-Syndication Agents, and BMO Harris Bank N.A., Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents

†*10.2	Form of 2018 Notice of Restricted Stock Unit Award and Attached Terms and Conditions (Officer Form) for Stock-Settled Restricted Stock Unit Awards under the 2017 Omnibus Incentive Plan

†*10.3	Form of 2018 Notice of Cash-Settled Restricted Stock Unit Award and Attached Terms and Conditions for Cash-Settled Restricted Stock Unit Awards under the 2017 Omnibus Incentive Plan

†*10.4	Form of 2018 Notice of Restricted Stock Unit Award Total Stockholder Return (TSR) and Attached Terms and Conditions for Total Stockholder Return (TSR) Awards under the 2017 Omnibus Incentive Plan

†*10.5	Form of 2018 Notice of Restricted Stock Unit Award and Attached Terms and Conditions (for Supplemental Awards) under the 2017 Omnibus Incentive Plan

†*10.6	Form of 2018 Notice of Cash-Settled Restricted Stock Unit Award and Attached Terms and Conditions (for Supplemental Awards) under the 2017 Omnibus Incentive Plan

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
___________________

*	Filed or furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

Table of Contents	35