Form 10-Q
period 2018-06-30
NEWFIELD EXPLORATION CO /DE/
filed 2018-07-31
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

As of July 26, 2018, there were 199,857,444 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$293	$326
Accounts receivable, net	348	292
Inventories	24	15
Derivative assets	2	15
Other current assets	89	98
Total current assets	756	746
Oil and gas properties, net — full cost method ($1,244 and $1,200 were excluded from amortization at June 30, 2018 and December 31, 2017, respectively)	4,416	3,931
Other property and equipment, net	169	168
Derivative assets	—	1
Long-term investments	24	24
Restricted cash	46	40
Other assets	50	51
Total assets	$5,461	$4,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57	$46
Accrued liabilities	692	591
Advances from joint owners	71	80
Asset retirement obligations	2	3
Derivative liabilities	228	98
Total current liabilities	1,050	818
Other liabilities	66	69
Derivative liabilities	39	26
Long-term debt	2,435	2,434
Asset retirement obligations	134	130
Deferred taxes	97	76
Total long-term liabilities	2,771	2,735
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 shares authorized at June 30, 2018 and December 31, 2017; 201,554,837 and 201,363,345 shares issued at June 30, 2018 and December 31, 2017, respectively)	2	2
Additional paid-in capital	3,332	3,303
Treasury stock (at cost, 1,702,469 and 1,658,476 shares at June 30, 2018 and December 31, 2017, respectively)	(60)	(59)
Accumulated other comprehensive income (loss)	(1)	—
Retained earnings (deficit)	(1,633)	(1,838)
Total stockholders' equity	1,640	1,408
Total liabilities and stockholders' equity	$5,461	$4,961

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	1

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Oil, gas and NGL revenues	$679	$402	$1,259	$819

Operating expenses:
Lease operating	73	58	131	114
Transportation and processing	83	71	161	143
Production and other taxes	27	13	51	27
Depreciation, depletion and amortization	151	110	284	216
General and administrative	51	51	105	98
Other expenses (income)	(6)	—	(5)	1
Total operating expenses	379	303	727	599
Income (loss) from operations	300	99	532	220

Other income (expense):
Interest expense	(37)	(37)	(75)	(75)
Capitalized interest	15	15	30	31
Commodity derivative income (expense)	(145)	28	(256)	81
Other, net	—	2	1	4
Total other income (expense)	(167)	8	(300)	41

Income (loss) before income taxes	133	107	232	261

Income tax provision (benefit):
Current	6	2	6	—
Deferred	8	7	21	16
Total income tax provision (benefit)	14	9	27	16
Net income (loss)	$119	$98	$205	$245

Earnings (loss) per share:
Basic	$0.60	$0.49	$1.03	$1.23
Diluted	$0.59	$0.49	$1.02	$1.22
Weighted-average number of shares outstanding for basic earnings (loss) per share	200	199	200	199
Weighted-average number of shares outstanding for diluted earnings (loss) per share	201	200	200	200

Comprehensive income (loss):
Net income (loss)	$119	$98	$205	$245
Other comprehensive income (loss), net of tax	—	1	(1)	1
Comprehensive income (loss)	$119	$99	$204	$246

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	2

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$205	$245
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	284	216
Deferred tax provision (benefit)	21	16
Stock-based compensation	25	20
Unrealized (gain) loss on derivative contracts	157	(46)
Other, net	5	7
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(56)	8
Increase (decrease) in accounts payable and accrued liabilities	110	5
Other items, net	(3)	3
Net cash provided by (used in) operating activities	748	474
Cash flows from investing activities:
Additions to oil and gas properties	(752)	(507)
Acquisitions of oil and gas properties	(26)	(6)
Proceeds from sales of oil and gas properties	23	28
Additions to other property and equipment	(11)	(8)
Redemptions of investments	—	25
Purchases of investments	—	(25)
Net cash provided by (used in) investing activities	(766)	(493)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1	2
Debt issue costs	(8)	—
Purchases of treasury stock, net	(1)	(8)
Other	(1)	(1)
Net cash provided by (used in) financing activities	(9)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(27)	(26)
Cash, cash equivalents and restricted cash, beginning of period	366	580
Cash, cash equivalents and restricted cash, end of period	$339	$554

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	3

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	201.4	$2	(1.7)	$(59)	$3,303	$(1,838)	$—	$1,408
Issuances of common stock	0.2	—			2			2
Stock-based compensation					27			27
Treasury stock, net			—	(1)	—			(1)
Net income (loss)						205		205
Other comprehensive income (loss), net of tax							(1)	(1)
Balance, June 30, 2018	201.6	$2	(1.7)	$(60)	$3,332	$(1,633)	$(1)	$1,640

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	4

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

Other Current Assets

Other current assets primarily consist of federal income tax refunds receivable, capital and lease operating expense prepayments and other prepaid items, including but not limited to, rent and insurance. For the periods ended June 30, 2018 and December 31, 2017 federal income tax refunds receivable were $43 million and $53 million, respectively.

New Accounting Requirements

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

The following table summarizes the impact of the adoption of the new accounting standard to the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2017.

	As Originally Presented	Adoption Adjustments	As Adjusted
	(In millions)
For the period ended June 30, 2017
Net cash provided by (used in) operating activities	$467	$7	$474

Net increase (decrease) in cash, cash equivalents and restricted cash	(33)	7	(26)
Cash, cash equivalents and restricted cash, beginning of period	555	25	580
Cash, cash equivalents and restricted cash, end of period	$522	$32	$554

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

In February 2018, the FASB issued guidance regarding the reclassification of certain tax effects from accumulated other comprehensive income. The guidance allows a reclassification from accumulated other comprehensive income to re

Table of Contents	6

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

tained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted this guidance in the first quarter of 2018, as permitted, with no material impact on our financial statements.

2.    Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Revenue	$258	$175
Joint interest	82	108
Other	24	25
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$348	$292

3.      Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations, and oil produced but not sold. Inventories are carried at the lower of cost or net realizable value. At June 30, 2018 oil inventory totaled approximately $5 million. We had no crude oil inventory at December 31, 2017.

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

Our oil and gas derivative contracts are settled based upon reported prices on the NYMEX, and our NGL derivative contracts are settled on posted prices at Mont Belvieu. The estimated fair value of these contracts is based upon various factors, including closing exchange prices on the NYMEX, Mont Belvieu over-the-counter quotations, estimated volatility, non-performance risk adjustments using rates of default and time to maturity. The calculation of the fair value of options requires the use of an option-pricing model. See Note 5, "Fair Value Measurements."

Table of Contents	7

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At June 30, 2018, we had outstanding derivative positions as set forth in the tables below.

Crude Oil

		NYMEX Contract Price Per Bbl
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2018:
Fixed-price swaps	8,096	$56.33	$—	$—	$—	$(120)
Fixed-price swaps with sold puts:	644
Fixed-price swaps		56.78	—	—	—	(9)
Sold puts		—	44.00	—	—	—
Collars with sold puts:	1,932
Collars		—	—	48.34	56.60	(25)
Sold Puts		—	39.47	—	—	—
2019:
Collars with sold puts:	10,566
Collars		—	—	50.59	57.13	(105)
Sold puts		—	40.60	—	—	(4)
Total						$(263)

Natural Gas

		NYMEX Contract Price Per MMBtu
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2018:
Fixed-price swaps	30,360	$2.97	$—	$—	$—	$1
Fixed-price swaps with sold puts:	9,800
Fixed-price swaps		3.01	—	—	—	—
Sold puts		—	2.64	—	—	—
Collars	4,590	—	—	2.88	3.26	—
Collars with sold puts:	3,690
Collars		—	—	2.87	3.32	—
Sold puts		—	2.30	—	—	—
2019:
Fixed-price swaps	3,650	2.91	—	—	—	—
Collars	9,000	—	—	3.00	3.47	1
Total						$2

Table of Contents	8

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Natural Gas Liquids (Propane)

		Mont Belvieu Contract Price Per Gallon
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Estimated Fair Value Asset (Liability)
			(In millions)
2018:
Fixed-price swaps	736	$0.82	$(4)
Total			$(4)

Additional Disclosures about Derivative Financial Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
June 30, 2018
Oil positions	$98	$(98)	$—	$—	$(361)	$98	$(224)	$(39)
Natural gas positions	5	(3)	2	—	(3)	3	—	—
NGL positions	—	—	—	—	(4)	—	(4)	—
Total	$103	$(101)	$2	$—	$(368)	$101	$(228)	$(39)

December 31, 2017
Oil positions	$48	$(48)	$—	$—	$(170)	$48	$(96)	$(26)
Natural gas positions	22	(6)	15	1	(6)	6	—	—
NGL positions	—	—	—	—	(2)	—	(2)	—
Total	$70	$(54)	$15	$1	$(178)	$54	$(98)	$(26)

The amount of gain (loss) recognized in "Commodity derivative income (expense)" in our consolidated statement of operations and comprehensive income related to our derivative financial instruments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(70)	$19	$(108)	$45
Realized gain (loss) on natural gas positions	4	(4)	10	(10)
Realized gain (loss) on NGL positions	(1)	—	(1)	—
Total realized gain (loss)	(67)	15	(99)	35
Unrealized gain (loss) on oil positions	(65)	(4)	(141)	(3)
Unrealized gain (loss) on natural gas positions	(7)	17	(14)	49
Unrealized gain (loss) on NGL positions	(6)	—	(2)	—
Total unrealized gain (loss)	(78)	13	(157)	46
Total	$(145)	$28	$(256)	$81

Table of Contents	9

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables by counterparty. At June 30, 2018, 10 of our 16 counterparties accounted for approximately 80% of our contracted volumes, with the largest counterparty accounting for approximately 10%.

At June 30, 2018, approximately 78% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of June 30, 2018:
Money market fund investments	$215	$—	$—	$215
Deferred compensation plan assets	8	—	—	8
Equity securities available-for-sale	12	—	—	12
Oil, gas and NGL derivative contracts	—	(265)	—	(265)
Stock-based compensation liability awards	(10)	—	—	(10)
Total	$225	$(265)	$—	$(40)

As of December 31, 2017:
Money market fund investments	$162	$—	$—	$162
Deferred compensation plan assets	7	—	—	7
Equity securities available-for-sale	12	—	—	12
Oil, gas and NGL derivative contracts	—	(108)	—	(108)
Stock-based compensation liability awards	(7)	—	—	(7)
Total	$174	$(108)	$—	$66

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	June 30, 2018	December 31, 2017
	(In millions)
5¾% Senior Notes due 2022	$783	$802
5⅝% Senior Notes due 2024	1,054	1,089
5⅜% Senior Notes due 2026	716	739

6.      Oil and Gas Properties

     Oil and gas properties consisted of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Proved	$23,985	$23,272
Unproved	1,244	1,200
Gross oil and gas properties	25,229	24,472
Accumulated depreciation, depletion and amortization	(10,304)	(10,032)
Accumulated impairment	(10,509)	(10,509)
Net oil and gas properties	$4,416	$3,931

We capitalized approximately $28 million and $31 million of interest and direct internal costs during the three months ended June 30, 2018 and 2017, respectively, and $56 million and $64 million during the six months ended June 30, 2018 and 2017, respectively.

Costs withheld from amortization as of June 30, 2018 consisted of the following:

	Costs Incurred In
	2018	2017	2016	2015 & Prior	Total
	(In millions)
Acquisition costs	$24	$107	$483	$304	$918
Exploration costs	—	—	—	—	—
Capitalized internal cost	8	38	49	47	142
Capitalized interest	30	61	51	42	184
Total costs withheld from amortization	$62	$206	$583	$393	$1,244

We performed our test for ceiling test impairment in accordance with SEC guidelines and no ceiling test impairment was required at June 30, 2018. Future declines in SEC pricing or downward revisions to our estimated proved reserves could result in additional ceiling test impairments of our oil and gas properties in subsequent periods.

Table of Contents	12

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.      Other Property and Equipment

     Other property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Furniture, fixtures and equipment	$167	$165
Gathering systems and equipment	117	115
Accumulated depreciation and amortization	(115)	(112)
Net other property and equipment	$169	$168

8.      Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (Tax Reform), which made significant changes to the U.S. federal income tax law affecting the Company. Major changes in this legislation applicable to the Company relate to the reduction in tax rate for corporations to 21%, repeal of the corporate alternative minimum tax, interest deductibility and net operating loss carryforward limitations, changes to certain executive compensation and full expensing provisions related to business assets. The Company included tax reform impacts in the fourth quarter 2017 financial statements and continues to examine the impact of this legislation and future regulations. The second quarter 2018 tax accrual calculated under the estimated annual effective tax rate method reflects the law changes that were effective January 1, 2018, including the new corporate tax rate of 21%.

The effective tax rates for the three months ended June 30, 2018 and 2017 were 10.4% and 8.8%, respectively. The effective tax rates for the six months ended June 30, 2018 and 2017 were 11.5% and 6.3%, respectively.

Due to the ceiling test impairments of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in all taxing jurisdictions, except the state of Oklahoma. We consider it more likely than not that the related tax benefits will not be realized and therefore, we recorded a full valuation allowance on our deferred tax assets. Deferred taxes in our consolidated statement of operations reflect Oklahoma state income tax and substantially all current taxes relate to our China in-country tax.

As of June 30, 2018, we did not have a liability for uncertain tax positions, and as such, we did not accrue related interest or penalties. The tax years 2014 through 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

9.    Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Revenue payable	$327	$239
Accrued capital costs	171	173
Accrued lease operating expenses	30	22
Employee incentive expense	24	44
Accrued interest on debt	67	67
Income and other taxes payable	24	11
Other	49	35
Total accrued liabilities	$692	$591

Table of Contents	13

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.      Debt

Our debt consisted of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Senior unsecured debt:
5¾% Senior Notes due 2022	$750	$750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	700
Total senior unsecured debt	2,450	2,450
Debt issuance costs	(15)	(16)
Total long-term debt	$2,435	$2,434
Credit Arrangements

As of June 30, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. On March 23, 2018, we amended our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 25, 2020 to May 1, 2023 and increased the borrowing capacity from $1.8 billion to $2.0 billion. We incurred $8 million of deferred financing costs related to this amendment, which will be amortized over the term of the agreement. As of June 30, 2018, the largest individual loan commitment by any lender was approximately 9% of total commitments.

Subject to compliance with certain restrictive covenants in our credit facility, our available borrowing capacity (before any amounts drawn) under our money market lines of credit with various institutions, the availability of which is at the discretion of those financial institutions, was $125 million at June 30, 2018.

Loans under the credit facility bear interest, at our option, equal to (a) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (100 basis points per annum at June 30, 2018) or (b) the Adjusted Eurodollar Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (200 basis points per annum at June 30, 2018).

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (37.5 basis points per annum at June 30, 2018). We incurred aggregate commitment fees under our credit facility of approximately $2 million and $4 million for the three and six-month periods ended June 30, 2018, respectively, which were recorded in “Interest expense” on our consolidated statement of operations and comprehensive income. For the three and six-month periods ended June 30, 2017, we incurred commitment fees under our credit facility of approximately $1 million and $3 million, respectively.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and the maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and certain non-cash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test impairments) to interest expense of at least 2.5 to 1.0. At June 30, 2018, we were in compliance with all of our debt covenants.

Letters of credit are subject to a fronting fee of 20 basis points per annum and annual fees based on a grid of our debt rating (200 basis points at June 30, 2018).

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

On October 19, 2017, we received notice of a request for arbitration from Sapura Energy Berhad, formerly known as SapuraKencana Petroleum Berhad and Sapura Exploration and Production Inc., formerly known as SapuraKencana Energy Inc. (collectively, Sapura), the purchaser of our Malaysian business in February 2014. Sapura alleges that the Company owes approximately $81 million in damages for breach of contract, and further alleges, in the alternative, that Newfield owes approximately $30 million for a tax indemnity, plus interest and legal and other costs. We filed our response to the request for arbitration in December 2017 and have filed our statement of defense and cross-claim and other filings in the first half of 2018. We continue to be committed to fully contesting the claims and intend to vigorously defend the Company's interest.

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

12.      Earnings Per Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$119	$98	$205	$245

Weighted-average shares (denominator):
Weighted-average shares — basic	200	199	200	199
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period	1	1	—	1
Weighted-average shares — diluted	201	200	200	200
Excluded due to anti-dilutive effect	1	1	1	1

Earnings (loss) per share:
Basic	$0.60	$0.49	$1.03	$1.23
Diluted	$0.59	$0.49	$1.02	$1.22

Table of Contents	15

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.      Stock-Based Compensation

Our stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Equity awards	$14	$13	$27	$29
Liability awards — cash-settled restricted stock units	5	—	4	2
Total stock-based compensation	19	13	31	31
Capitalized in oil and gas properties	(2)	(5)	(4)	(10)
Net stock-based compensation expense	$17	$8	$27	$21

As of June 30, 2018, we had approximately $50 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years. On June 30, 2018, the last reported sales price of our common stock on the New York Stock Exchange was $30.25 per share.

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
Equity Awards

Equity awards consist of service-based and market-based restricted stock and restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP). In May 2017, Newfield adopted the 2017 Omnibus Incentive Plan, as amended (2017 Plan), which replaced the 2011 Omnibus Stock Plan as the vehicle for granting equity-based compensation awards. At June 30, 2018, we had approximately (1) 8.3 million shares available for issuance under our 2017 Plan if all future awards are stock options, or (2) 5.0 million shares available for issuance under our 2017 Plan if all future awards are restricted stock or restricted stock units.

Restricted Stock and Restricted Stock Units. The following table summarizes the activity for our restricted stock and restricted stock units.

	Service-Based Shares	Weighted- Average Grant Date Fair Value per Share	Market-Based Shares		Weighted- Average Grant Date Fair Value per Share	Total Shares
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2018	2,033	$32.41	741		$38.12	2,774
Granted	325	27.18	464	(1)	30.89	789
Forfeited	(59)	31.84	—		—	(59)
Vested	(118)	33.20	—		—	(118)
Non-vested shares outstanding at June 30, 2018	2,181	$31.60	1,205		$35.33	3,386

________

(1)
In February 2018, we granted approximately 464,000 restricted stock units, which based on achievement of certain criteria, could vest within a range of 0% to 200% of shares granted upon completion of the period ending December 31, 2020.

Table of Contents	16

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Employee Stock Purchase Plan. During the first six months of 2018, options to purchase approximately 55,000 shares of our common stock were issued under our ESPP. The fair value of each option at the grant date was $8.27 per share and was determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 1.53%, an expected life of six months and weighted-average volatility of 38.6%.

Stock Options. As of June 30, 2018, we had no stock options outstanding and exercisable. All outstanding stock options expired in January 2018. No stock options have been granted since 2008, except for ESPP options as discussed above.

Liability Awards

Liability awards consist of service-based awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units. The value of the cash-settled restricted stock units, and the associated stock-based compensation expense, is based on the Company's stock price at the end of each period. As of June 30, 2018, we had a liability of $10 million related to these awards. The following table provides information about cash-settled restricted stock unit activity.

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2018	351
Granted	186
Forfeited	(9)
Vested	(49)
Non-vested units outstanding at June 30, 2018	479

Table of Contents	17

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Segment Information

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

The following tables provide the geographic operating segment information for the three and six-month periods ended June 30, 2018 and 2017. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our income tax allocation for our China operations is based on the combined statutory rates for China and the United States.

	Domestic	China	Total
	(In millions)
Three Months Ended June 30, 2018:
Revenues
Oil	$422	$58	$480
Gas	86	—	86
NGL	112	—	112
Oil, gas and NGL revenues	620	58	678

Lease operating	60	13	73
Transportation and processing	83	—	83
Production and other taxes	26	1	27
Depreciation, depletion and amortization	140	11	151
Results of operations for oil and gas producing activities before tax	311	33	344

Other revenues	1	—	1
General and administrative	50	1	51
Other expense (income)	(7)	1	(6)
Allocated income tax (benefit)(1)	62	14
Net income (loss) from oil and gas properties	$207	$17

Total revenues			$679
Total operating expenses			379
Income (loss) from operations			300
Interest expense, net of interest income, capitalized interest and other			(22)
Commodity derivative income (expense)			(145)
Income (loss) from operations before income taxes			$133
Total assets	$5,366	$95	$5,461
Additions to long-lived assets	$411	$—	$411

_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 23% for domestic and 46% for China.

Table of Contents	18

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended June 30, 2017:
Revenues:
Oil	$217	$41	$258
Gas	83	—	83
NGL	61	—	61
Oil, gas and NGL revenues	361	41	402

Lease operating	45	13	58
Transportation and processing	71	—	71
Production and other taxes	13	—	13
Depreciation, depletion and amortization	100	10	110
Results of operations for oil and gas producing activities before tax	132	18	150

Other revenues	—	—	—
General and administrative	49	2	51
Other expense (income)	—	—	—
Allocated income tax (benefit)(1)	30	10
Net income (loss) from oil and gas properties	$53	$6

Total revenues			$402
Total operating expenses			303
Income (loss) from operations			99
Interest expense, net of interest income, capitalized interest and other			(20)
Commodity derivative income (expense)			28
Income (loss) from operations before income taxes			$107
Total assets	$4,504	$91	$4,595
Additions to long-lived assets	$275	$—	$275

_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 37% for domestic and 60% for China.

Table of Contents	19

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Six Months Ended June 30, 2018:
Revenues
Oil	$797	$75	$872
Gas	183	—	183
NGL	201	—	201
Oil, gas and NGL revenues	1,181	75	1,256

Lease operating	114	17	131
Transportation and processing	161	—	161
Production and other taxes	50	1	51
Depreciation, depletion and amortization	269	15	284
Results of operations for oil and gas producing activities before tax	587	42	629

Other revenues	3	—	3
General and administrative	102	3	105
Other expense (income)	(6)	1	(5)
Allocated income tax (benefit)(1)	114	17
Net income (loss) from oil and gas properties	$380	$21

Total revenues			$1,259
Total operating expenses			727
Income (loss) from operations			532
Interest expense, net of interest income, capitalized interest and other			(44)
Commodity derivative income (expense)			(256)
Income (loss) from operations before income taxes			$232
Total assets	$5,366	$95	$5,461
Additions to long-lived assets	$789	$—	$789

_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 23% for domestic and 46% for China.

Table of Contents	20

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Six Months Ended June 30, 2017:
Revenues:
Oil	$447	$75	$522
Gas	169	—	169
NGL	127	—	127
Oil, gas and NGL revenues	743	75	818

Lease operating	93	21	114
Transportation and processing	143	—	143
Production and other taxes	27	—	27
Depreciation, depletion and amortization	196	20	216
Results of operations for oil and gas producing activities before tax	284	34	318

Other revenues	1	—	1
General and administrative	95	3	98
Other expense (income)	1	—	1
Allocated income tax (benefit)(1)	69	19
Net income (loss) from oil and gas properties	$120	$12

Total revenues			$819
Total operating expenses			599
Income (loss) from operations			220
Interest expense, net of interest income, capitalized interest and other			(40)
Commodity derivative income (expense)			81
Income (loss) from operations before income taxes			$261
Total assets	$4,504	$91	$4,595
Additions to long-lived assets	$521	$—	$521
_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 37% for domestic and 60% for China.

15.    Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or payments for the indicated periods.

	Six Months Ended June 30,
	2018	2017
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in accrued capital expenditures	$2	$(57)
(Increase) decrease in asset retirement costs	(1)	2

Table of Contents	21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Significant second quarter 2018 highlights include:

•	Domestic production was 16.9 MMBOE in the second quarter of 2018, up 35% over the same period of 2017;

•	Anadarko Basin production was 11.9 MMBOE in the second quarter of 2018, up 48% over the same period of 2017; and

•	Oil production from the Anadarko Basin was 3.8 MMBO in the second quarter of 2018, up 43% over the same period of 2017.

Results of Operations

Consolidated Revenues and Production. Consolidated revenues for the second quarter of 2018 increased $276 million compared to the same period in 2017, mainly driven by stronger domestic oil prices coupled with a 35% increase in total domestic production. Our revenues continue to benefit from the recovery in oil prices as represented by a $20.63 per barrel period over period increase to the average price we realized for our domestic oil production. The combination of increased domestic oil production and higher realized oil prices contributed $205 million to the overall increase in consolidated revenues period over period. The remaining change is primarily attributable to higher natural gas and NGL production, partially offset by lower realized natural gas prices. China revenues for the three months ended June 30, 2018 increased $17 million compared to the same period in 2017 driven by a $24.96 oil price increase.

Consolidated revenues for the six months ended June 30, 2018 increased $438 million compared to the same period in 2017, mainly driven by stronger domestic oil prices coupled with a 30% increase in domestic oil production. The combination of increased domestic oil production and higher realized oil prices contributed $350 million to the overall increase in consolidated revenues period over period. The remaining change is primarily attributable to higher natural gas and NGL production, partially offset by lower realized natural gas prices.

Table of Contents	22

The following table reflects our production/liftings and average realized commodity prices (excluding the impact of commodity derivative gains and losses):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	Price Variance	Volume Variance	2018	2017	Price Variance	Volume Variance	2018
Domestic:
Crude oil and condensate
Price (per Bbl)	$42.52	$20.63		$63.15	$44.22	$16.45		$60.67
Production (MBbls)	5,132		1,564	6,696	10,120		3,027	13,147
Crude oil and condensate revenues	$217	$138	$67	$422	$447	$216	$134	$797
Natural gas
Price (per Mcf)	$2.75	$(0.53)		$2.22	$2.84	$(0.39)		$2.45
Production (Bcf)	30.0		8.4	38.4	59.4		15.1	74.5
Natural gas revenues	$83	$(20)	$23	$86	$169	$(29)	$43	$183
Natural gas liquids
Price (per Bbl)	$24.54	$4.28		$28.82	$25.77	$2.70		$28.47
Production (MBbls)	2,491		1,401	3,892	4,945		2,106	7,051
Natural gas liquids revenues	$61	$17	$34	$112	$127	$19	$55	$201
Total Domestic
Price (per BOE)	$28.66	$7.84		$36.50	$29.79	$6.42		$36.21
Production (MBOE)	12,622		4,367	16,989	24,960		7,651	32,611
Total domestic oil and gas revenues	$361	$135	$124	$620	$743	$206	$232	$1,181

China:(1)
Crude oil and condensate
Price (per Bbl)	$49.01	$24.96		$73.97	$50.84	$20.91		$71.75
Production/liftings (MBbls)	830		(48)	782	1,473		(430)	1,043
China oil and condensate revenues	$41	$20	$(3)	$58	$75	$22	$(22)	$75

Consolidated:
Crude oil and condensate
Price (per Bbl)	$43.42	$20.86		$64.28	$45.06	$16.42		$61.48
Production/liftings (MBbls)	5,962		1,516	7,478	11,593		2,597	14,190
Crude oil and condensate revenues	$258	$158	$64	$480	$522	$238	$112	$872
Natural gas
Price (per Mcf)	$2.75	$(0.53)		$2.22	$2.84	$(0.39)		$2.45
Production (Bcf)	30.0		8.4	38.4	59.4		15.1	74.5
Natural gas revenues	$83	$(20)	$23	$86	$169	$(29)	$43	$183
Natural gas liquids
Price (per Bbl)	$24.54	$4.28		$28.82	$25.77	$2.70		$28.47
Production (MBbls)	2,491		1,401	3,892	4,945		2,106	7,051
Natural gas liquids revenues	$61	$17	$34	$112	$127	$19	$55	$201
Total consolidated
Price (per BOE)	$29.92	$8.23		$38.15	$30.96	$6.36		$37.32
Production/liftings (MBOE)	13,452		4,319	17,771	26,433		7,221	33,654
Total consolidated oil and gas revenues	$402	$155	$121	$678	$818	$228	$210	$1,256
________________

(1)	Represents our net share of volumes sold regardless of when produced.

Table of Contents	23

Operating Expenses.

The following table presents information about our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2018		2017		2018
	Total Amount	Unit-of-Production	Total Amount	Unit-of-Production	Total Amount	Unit-of-Production	Total Amount	Unit-of-Production
	(In millions)	(Per BOE)	(In millions)	(Per BOE)	(In millions)	(Per BOE)	(In millions)	(Per BOE)
Domestic:
Lease operating	$45	$3.53	$60	$3.54	$93	$3.73	$114	$3.49
Transportation and processing	71	5.67	83	4.85	143	5.74	161	4.93
Production and other taxes	13	1.03	26	1.52	27	1.06	50	1.52
Depreciation, depletion and amortization	100	7.92	140	8.30	196	7.84	269	8.27
General and administrative	49	3.90	50	2.94	95	3.80	102	3.14
Other expenses (income)	—	0.02	(7)	(0.41)	1	0.06	(6)	(0.17)
Total operating expenses	$278	$22.07	$352	$20.74	$555	$22.23	$690	$21.18
China:
Lease operating	$13	$15.16	$13	$16.69	$21	$13.94	$17	$16.44
Production and other taxes	—	0.15	1	1.32	—	0.19	1	1.14
Depreciation, depletion and amortization	10	13.06	11	13.42	20	13.84	15	14.14
General and administrative	2	2.13	1	1.83	3	2.10	3	2.52
Other expenses (income)	—	—	1	0.72	—	0.04	1	0.54
Total operating expenses	$25	$30.50	$27	$33.98	$44	$30.11	$37	$34.78
Consolidated:
Lease operating	$58	$4.25	$73	$4.12	$114	$4.29	$131	$3.89
Transportation and processing	71	5.32	83	4.64	143	5.42	161	4.78
Production and other taxes	13	0.97	27	1.51	27	1.02	51	1.51
Depreciation, depletion and amortization	110	8.24	151	8.52	216	8.18	284	8.45
General and administrative	51	3.79	51	2.90	98	3.71	105	3.12
Other expenses (income)	—	0.02	(6)	(0.36)	1	0.05	(5)	(0.15)
Total operating expenses	$303	$22.59	$379	$21.33	$599	$22.67	$727	$21.60

Excluding DD&A, our consolidated operating expenses have increased 18% and 16% for the comparative three and six-month periods ending June 30, 2018, respectively. The increase is primarily driven by increased activity in our domestic operations, partially offset by decreased activity in China. On a per unit basis, consolidated operating expenses, excluding DD&A, decreased 11% and 9% over the comparative three and six-month periods, respectively.

•
On a per BOE basis, domestic LOE was flat over the three-month comparative period, and decreased 6% over the six-month comparative period, primarily due to an increased concentration of total production in STACK where unit operating costs are lower. Total domestic LOE has increased 22% and 35%, respectively, over the comparative three and six-month periods, respectively, due to increased production.

•
China LOE per BOE has increased 10% and 18%, respectively, over the comparative three and six-month periods, primarily due to significantly higher production handling fees per BOE, which increase as oil prices increase. China LOE decreased 16% over the comparative six-month period due to the sale of our interest in the Bohai Bay field in May 2017.

Table of Contents	24

•
Transportation and processing expense per BOE decreased over the comparative three and six-month periods primarily due to lower oil deficiency fees of $7 million and $12 million, respectively. Total transportation and processing expense increased over the comparative three and six-month periods primarily due to a 35% and 31% increase in production, respectively.

•
Production taxes have increased significantly over the comparative periods primarily due to increased revenues as a result of increased production and higher prices for oil and NGLs. In addition, 2018 production tax as a percentage of revenue has increased due to production tax rate increases in Oklahoma.

•
Our domestic DD&A increased significantly for the three and six-month periods of 2018 compared to the same periods in 2017 due to a 35% and 31% increase in production, respectively. Our DD&A rate was lower in 2017 due to the impact of the 2016 ceiling test write-downs which significantly lowered the amounts subject to depletion. As expected, our 2018 rate increased, a trend we expect to continue as we increase the amount subject to depletion through future drilling and development expenditures.

•
Domestic G&A increased 8% for the first six months of 2018 compared to the same period in 2017 primarily due to lower capitalized internal costs in 2018. Capitalized internal costs decreased $7 million in the first six months of 2018 as compared to the same period in 2017 due to reduced employee-related expenses that can be capitalized.

•	Other income for the three and six-month periods of 2018 was impacted by a legal settlement received during the second quarter.

Interest Expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Gross interest expense:
Credit arrangements	$2	$2	$5	$5
Senior notes	35	35	70	70
Total gross interest expense	37	37	75	75
Capitalized interest	(15)	(15)	(30)	(31)
Net interest expense	$22	$22	$45	$44

Gross interest expense was flat period over period for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.

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

Table of Contents	25

Three months ended June 30, 2018

The $145 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $67 million realized loss and a $78 million unrealized loss. The unrealized loss is primarily attributable to the increase in forward curve oil prices as of June 30, 2018 compared to the forward curve oil prices as of March 31, 2018. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Three Months Ended June 30, 2018	Positions Settling After June 30, 2018	Total
	(In millions)
Net derivative asset (liability) at March 31, 2018	$(46)	$(141)	$(187)
Change in fair value of settled positions	(21)	—	(21)
Realized settlements (gain) loss	67	—	67
Change in fair value of outstanding positions	—	(124)	(124)
Total unrealized gain (loss)	46	(124)	(78)
Net derivative asset (liability) at June 30, 2018	$—	$(265)	$(265)

Six months ended June 30, 2018

The $256 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $99 million realized loss and a $157 million unrealized loss. The unrealized loss is primarily attributable to the increase in forward curve oil prices as of June 30, 2018 compared to the forward curve oil prices as of December 31, 2017. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Six Months Ended June 30, 2018	Positions Settling After June 30, 2018	Total
	(In millions)
Net derivative asset (liability) at December 31, 2017	$(46)	$(62)	$(108)
Change in fair value of settled positions	(53)	—	(53)
Realized settlements (gain) loss	99	—	99
Change in fair value of outstanding positions	—	(203)	(203)
Total unrealized gain (loss)	46	(203)	(157)
Net derivative asset (liability) at June 30, 2018	$—	$(265)	$(265)

Three months ended June 30, 2017

The $28 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $15 million realized gain and a $13 million unrealized gain. The gains are primarily attributable to the decrease in forward curve commodity prices as of June 30, 2017 compared to the forward curve commodity prices as of March 31, 2017. The components of the change in the fair value of our net derivative asset (liability) follow:

Table of Contents	26

	Positions Settled in the Three Months Ended June 30, 2017	Positions Settling After June 30, 2017
			Total
	(In millions)
Net derivative asset (liability) at March 31, 2017	$13	$(5)	$8
Change in fair value of settled positions	2	—	2
Realized settlements (gain) loss	(15)	—	(15)
Change in fair value of outstanding positions	—	26	26
Total unrealized gain (loss)	(13)	26	13
Net derivative asset (liability) at June 30, 2017	$—	$21	$21

Six months ended June 30, 2017

The $81 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $35 million realized gain and a $46 million unrealized gain. The gains are primarily attributable to the decrease in forward curve commodity prices as of June 30, 2017 compared to the forward curve commodity prices as of December 31, 2016. The components of the change in the fair value of our net derivative asset (liability) follow:

	Positions Settled in the Six Months Ended June 30, 2017	Positions Settling After June 30, 2017
			Total
	(In millions)
Net derivative asset (liability) at December 31, 2016	$8	$(33)	$(25)
Change in fair value of settled positions	27	—	27
Realized settlements (gain) loss	(35)	—	(35)
Change in fair value of outstanding positions	—	54	54
Total unrealized gain (loss)	(8)	54	46
Net derivative asset (liability) at June 30, 2017	$—	$21	$21

Taxes. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance recorded against the Company's net deferred tax asset position for all taxing jurisdictions outside of Oklahoma. Accordingly, all tax expense or benefit recorded in our statement of operations represents cash taxes, mostly in China, or deferred state tax on earnings attributable to our operations in Oklahoma.

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

We expect to finance our 2018 capital budget with cash flows from operations and cash on hand. Our 2018 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $120 million, is $1.35 billion. Our annual capital investments reflect commodity prices and our estimates for cash flow. From time to time investment levels are increased or decreased based on our near-term outlook.

Actual capital expenditure levels may vary significantly due to many factors, including drilling results; oil, natural gas and NGL prices; industry conditions; the prices and availability of goods and services; and the extent to which properties are

Table of Contents	27

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

Credit Arrangements and Other Financing Activities. On March 23, 2018, we amended our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 25, 2020 to May 1, 2023 and increased the borrowing capacity from $1.8 billion to $2.0 billion. The amendment also added an accordion feature providing the option to further increase the borrowing capacity by up to an additional $750 million. We incurred $8 million of deferred financing costs related to this amendment, which will be amortized over the term of the agreement. We also have money market lines of credit which, subject to compliance with restrictive covenants in our credit facility, have available borrowing capacity of $125 million at June 30, 2018.

At June 30, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. We have no scheduled maturities of senior notes until 2022. For a more detailed description of the terms of our credit arrangements and senior notes, as well as a description of restrictive financial covenants, see Note 10, "Debt," to our consolidated financial statements appearing earlier in this report.

As of July 26, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding.

Working Capital. At June 30, 2018, we had negative working capital of $294 million compared to negative working capital of $72 million at December 31, 2017.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows provided by operations, which are primarily affected by the quantities of oil, natural gas and NGLs sold, as well as commodity prices.

Our net cash flows provided by operations were $748 million for the six months ended June 30, 2018, which increased from $474 million for the same period in 2017. The primary drivers of higher operating cash flows were higher revenues as a result of higher commodity prices and production, partially offset by realized derivative losses.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 was $766 million compared to $493 million for the same period in 2017.

During the first six months of 2018, we:

•
spent $752 million for capital additions to oil and gas properties and $11 million for other property and equipment, a total increase of $248 million compared to the same period of 2017. The increased capital activity is associated with our development program in the Anadarko Basin;

•	acquired additional interest in oil and gas properties of $26 million; and

•	divested $23 million of non-core acreage.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2018 was $9 million compared to net cash used in financing activities of $7 million for the same period in 2017. The financing activities in the current period primarily consisted of $8 million in costs to amend our credit facility in the first quarter of 2018, while the comparative period incurred additional treasury stock purchases.

Table of Contents	28

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

Oil and Gas Derivatives

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil, gas and NGL derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of June 30, 2018.

Between July 1, 2018 and July 26, 2018, we did not enter into additional derivative contracts.

Accounting for Derivative Activities. As our derivative contracts are not designated as hedges, they are accounted for on a mark-to-market basis. We have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of June 30, 2018, we had a net derivative liability of $265 million, of which 51%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model. The model considers various inputs including the following:

•forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of June 30, 2018. We use counterparty rate of default values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See "— Critical Accounting Policies and Estimates — Commodity Derivative Activities" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

New Accounting Requirements

See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements in Item 1 of this report for a discussion of new accounting requirements.

Forward-Looking Information

Table of Contents	29

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements, other than statements of historical facts included in this report, are forward-looking, including information relating to anticipated future events or results, such as planned capital expenditures, the availability and sources of capital resources to fund capital expenditures, estimates of reserves, projected production timing and targets, estimates of future operating costs and other expenses and other financial measures, acquisitions and divestitures, planned exploratory or developed drilling, projected cash flows and liquidity, estimated future tax rates, business strategy and other plans and objectives for future operations. Forward-looking statements are typically identified by use of terms such as "may," "believe," "expect," "anticipate," "intend," "estimate," "prospective," "project," "target," "goal," "plan," "should," "will," "predict," "guidance," "potential," "forecast," "outlook," "could," "budget," "objectives," "strategy" and similar expressions that convey the uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date of this report, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks and no assurance can be given that such expectations will prove to have been correct. Actual results may vary significantly from those anticipated due to many factors, including but not limited to, the following:

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

•	the prices and quantities of commodities reflected in our commodity derivative arrangements as compared to the actual prices or quantities of commodities we produce or use;

•	the volatility, instrument terms and liquidity in the commodity futures and commodity and financial derivatives markets;

Table of Contents	30

•	drilling risks and results;

•	the prices and availability of goods and services;

•	the cost and availability of drilling rigs and other oilfield services;

•	global events that may impact our domestic and international operating contracts, markets and prices;

•	our ability to monetize non-strategic assets, repay or refinance our existing indebtedness and the impact of changes in our investment ratings;

•	labor conditions;

•	severe weather conditions;

•	competitive conditions;

•	terrorism or civil or political unrest in a region or country;

•	electronic, cyber or physical security breaches;

•	changes in federal or state tax rates;

•	inflation rates;

•	the effect of worldwide energy conservation measures;

•	the price and availability of, and demand for, competing energy sources;

•	our ability to successfully execute our business and financial plans and strategies;

•	the availability (or lack thereof) of acquisition, disposition or combination opportunities; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in oil, natural gas and NGL prices, interest rates and foreign currency exchange rates as discussed below.

Table of Contents	31

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At June 30, 2018, 10 of our 16 counterparties accounted for approximately 80% of our contracted volumes with the largest counterparty accounting for approximately 10%.

As of June 30, 2018, 10,672 MBbls of our expected 2018 and 10,566 MBbls of our expected 2019 crude oil production were protected against price volatility using collars and fixed-price swaps, over 60% of which have associated sold puts. The sold puts limit our downward price protection below the weighted average of our sold puts of $40.60 per barrel. If the market price remains below $40.60 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $9.96 per barrel.

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

Interest Rates

We consider our interest rate exposure to be minimal as 100% of our outstanding debt was at fixed rates at June 30, 2018. A 10% increase in LIBOR would not impact our interest costs on debt outstanding at June 30, 2018, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our revolving credit facility and money market lines of credit.

Foreign Currency Exchange Rates

The functional currency for our China operations is the U.S. dollar. To the extent that business transactions in a foreign country are not denominated in the U.S. dollar, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at June 30, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Table of Contents	32

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2017, we received notice of a request for arbitration from Sapura Energy Berhad, formerly known as SapuraKencana Petroleum Berhad and Sapura Exploration and Production Inc., formerly known as SapuraKencana Energy Inc. (collectively, Sapura), the purchaser of our Malaysian business in February 2014. Sapura alleges that the Company owes approximately $81 million in damages for breach of contract, and further alleges, in the alternative, that Newfield owes approximately $30 million for a tax indemnity, plus interest and legal and other costs. We filed our response to the request for arbitration in December 2017 and have filed our statement of defense and cross-claim and other filings in the first half of 2018. We continue to be committed to fully contesting the claims and intend to vigorously defend the Company's interest.

In August 2016, the North Dakota Department of Health (NDDH) announced its intent to resolve alleged systemic violations of the North Dakota air pollution control laws, N.D.C.C. ch. 23-25, N.D. Admin. Code art. 33-15, the North Dakota State Implementation Plan, and those provisions of the federal Clean Air Act and its body of implementing regulations for which the NDDH has been delegated authority by the U.S. Environmental Protection Agency, at certain facilities in North Dakota, including facilities owned and operated by the Company, through a voluntary Consent Decree process. The Company entered into a Consent Decree in February 2017 that includes a payment of civil penalties, imposes additional facility design review and, potentially, air permitting obligations, as well as enhanced maintenance and inspection program obligations, but that does not contain any admission of liability. The Consent Decree was approved by the North Dakota District Court in Burleigh County on March 14, 2017. The Consent Decree is subject to termination upon consent from the NDDH that all obligations of the Consent Decree have been completed or after two years, the company may petition the court for termination. The Company paid the penalty in September of 2017, which was less than $1 million.
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

Table of Contents	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
April 1 — April 30, 2018	104	$24.02	—	—
May 1 — May 31, 2018	9,536	28.79	—	—
June 1 — June 30, 2018	420	29.75	—	—
Total	10,060	$28.78	—	—
_______

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards and restricted stock units. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Table of Contents	34

Item 6. Exhibits

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

*3.2	Amended and Restated Bylaws of Newfield Exploration Company, as amended effective July 26, 2018

†*10.1	Form of 2018 Restricted Stock Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan

†*10.2	Form of 2018 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2017 Omnibus Incentive Plan and the Non-Employee Directors' Deferred Compensation Plan

†*10.3	Form of Tax Election Regarding Restricted Stock Unit Awards under the 2017 Omnibus Incentive Plan

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
___________________

*	Filed or furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

Table of Contents	35

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: July 31, 2018	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Table of Contents	36