Form 10-Q
period 2018-09-30
NEWFIELD EXPLORATION CO /DE/
filed 2018-10-31
CIK 912750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

As of October 25, 2018, there were 200,339,967 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

ii

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$264	$326
Accounts receivable, net	386	292
Inventories	25	15
Derivative assets	—	15
Other current assets	82	98
Total current assets	757	746
Oil and gas properties, net — full cost method ($1,264 and $1,200 were excluded from amortization at September 30, 2018 and December 31, 2017, respectively)	4,634	3,931
Other property and equipment, net	172	168
Derivative assets	—	1
Long-term investments	25	24
Restricted cash	47	40
Other assets	41	51
Total assets	$5,676	$4,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51	$46
Accrued liabilities	700	591
Advances from joint owners	77	80
Asset retirement obligations	2	3
Derivative liabilities	221	98
Total current liabilities	1,051	818
Other liabilities	67	69
Derivative liabilities	24	26
Long-term debt	2,436	2,434
Asset retirement obligations	135	130
Deferred taxes	92	76
Total long-term liabilities	2,754	2,735
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock ($0.01 par value, 5,000,000 shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 300,000,000 shares authorized at September 30, 2018 and December 31, 2017; 202,311,663 and 201,363,345 shares issued at September 30, 2018 and December 31, 2017, respectively)	2	2
Additional paid-in capital	3,346	3,303
Treasury stock (at cost, 1,978,667 and 1,658,476 shares at September 30, 2018 and December 31, 2017, respectively)	(67)	(59)
Accumulated other comprehensive income (loss)	(1)	—
Retained earnings (deficit)	(1,409)	(1,838)
Total stockholders' equity	1,871	1,408
Total liabilities and stockholders' equity	$5,676	$4,961

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	1

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Oil, gas and NGL revenues	$709	$439	$1,965	$1,257
Other revenues	2	—	5	1
Total revenues	711	439	1,970	1,258

Operating expenses:
Lease operating	66	53	197	167
Transportation and processing	92	80	253	223
Production and other taxes	39	16	90	43
Depreciation, depletion and amortization	163	124	447	340
General and administrative	54	53	159	151
Other expenses (income)	2	1	(3)	2
Total operating expenses	416	327	1,143	926
Income (loss) from operations	295	112	827	332

Other income (expense):
Interest expense	(38)	(37)	(113)	(112)
Capitalized interest	15	15	45	46
Commodity derivative income (expense)	(57)	(23)	(313)	58
Other, net	3	1	4	5
Total other income (expense)	(77)	(44)	(377)	(3)

Income (loss) before income taxes	218	68	450	329

Income tax provision (benefit):
Current	(1)	(28)	5	(28)
Deferred	(5)	9	16	25
Total income tax provision (benefit)	(6)	(19)	21	(3)
Net income (loss)	$224	$87	$429	$332

Earnings (loss) per share:
Basic	$1.12	$0.44	$2.15	$1.67
Diluted	$1.11	$0.44	$2.14	$1.66
Weighted-average number of shares outstanding for basic earnings (loss) per share	200	199	200	199
Weighted-average number of shares outstanding for diluted earnings (loss) per share	201	200	201	200

Comprehensive income (loss):
Net income (loss)	$224	$87	$429	$332
Other comprehensive income (loss), net of tax	—	—	(1)	1
Comprehensive income (loss)	$224	$87	$428	$333
The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	2

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$429	$332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	447	340
Deferred tax provision (benefit)	16	25
Stock-based compensation	34	25
Unrealized (gain) loss on derivative contracts	137	(12)
Other, net	7	10
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(91)	(45)
Increase (decrease) in accounts payable and accrued liabilities	98	21
Other items, net	20	(45)
Net cash provided by (used in) operating activities	1,097	651
Cash flows from investing activities:
Additions to oil and gas properties	(1,119)	(825)
Acquisitions of oil and gas properties	(26)	(10)
Proceeds from sales of oil and gas properties	33	74
Additions to other property and equipment	(19)	(18)
Redemptions of investments	—	50
Purchases of investments	—	(25)
Net cash provided by (used in) investing activities	(1,131)	(754)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1	2
Debt issue costs	(8)	—
Purchases of treasury stock, net	(8)	(14)
Other	(6)	(1)
Net cash provided by (used in) financing activities	(21)	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	(55)	(116)
Cash, cash equivalents and restricted cash, beginning of period	366	580
Cash, cash equivalents and restricted cash, end of period	$311	$464

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	3

NEWFIELD EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	201.4	$2	(1.7)	$(59)	$3,303	$(1,838)	$—	$1,408
Issuances of common stock	0.9	—			2			2
Stock-based compensation					41			41
Treasury stock, net			(0.3)	(8)	—			(8)
Net income (loss)						429		429
Other comprehensive income (loss), net of tax							(1)	(1)
Balance, September 30, 2018	202.3	$2	(2.0)	$(67)	$3,346	$(1,409)	$(1)	$1,871

The accompanying notes to consolidated financial statements are an integral part of this statement.

Table of Contents	4

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

We are an independent energy company engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids (NGLs). Our U.S. operations are onshore and focus primarily on large scale, liquids-rich resource plays in the Anadarko Basin of Oklahoma, the Williston Basin of North Dakota and the Uinta Basin of Utah. In addition, we have oil assets offshore China, and gas assets in the Arkoma Basin of Oklahoma.

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

Other Current Assets

Other current assets primarily consist of federal income tax refunds receivable, capital and lease operating expense prepayments and other prepaid items, including but not limited to, rent and insurance. For the periods ended September 30, 2018 and December 31, 2017 federal income tax refunds receivable were $38 million and $53 million, respectively.

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

The following table summarizes the impact of the adoption of the new accounting standard to the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2017.

	As Originally Presented	Adoption Adjustments	As Adjusted
	(In millions)
For the period ended September 30, 2017
Net cash provided by (used in) operating activities	$640	$11	$651

Net increase (decrease) in cash, cash equivalents and restricted cash	(127)	11	(116)
Cash, cash equivalents and restricted cash, beginning of period	555	25	580
Cash, cash equivalents and restricted cash, end of period	$428	$36	$464

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

We have established policies and procedures to capture relevant lease data and are currently evaluating our population of leases for compliance with the new accounting guidance. We have not concluded our lease review or the practical expedient elections available, and we continue to evaluate the impact of this guidance on our financial statements.

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

2.    Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Revenue	$260	$175
Joint interest	116	108
Other	26	25
Reserve for doubtful accounts	(16)	(16)
Total accounts receivable, net	$386	$292

3.      Inventories

Inventories primarily consist of tubular goods and well equipment held for use in our oil and natural gas operations, and oil produced but not sold. Inventories are carried at the lower of cost or net realizable value. At September 30, 2018, crude oil inventory totaled approximately $5 million. We had no crude oil inventory at December 31, 2017.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At September 30, 2018, we had outstanding derivative positions as set forth in the tables below.

Crude Oil

		NYMEX Contract Price Per Bbl
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2018:
Fixed-price swaps	2,576	$55.81	$—	$—	$—	$(44)
Fixed-price swaps with sold puts:	322
Fixed-price swaps		56.78	—	—	—	(5)
Sold puts		—	44.00	—	—	—
Collars with sold puts:	1,932
Collars		—	—	48.34	56.60	(32)
Sold Puts		—	39.47	—	—	—
2019:
Fixed-price swaps	90	69.33	—	—	—	—
Collars with sold puts:	10,841
Collars		—	—	50.96	57.56	(157)
Sold puts		—	40.97	—	—	(2)
Total						$(240)

Natural Gas

		NYMEX Contract Price Per MMBtu
				Collars		Estimated Fair Value Asset (Liability)
Period and Type of Instrument	Volume in MMMBtus	Swaps (Weighted Average)	Puts (Weighted Average)	Floors (Weighted Average)	Ceilings (Weighted Average)
						(In millions)
2018:
Fixed-price swaps	13,800	$2.97	$—	$—	$—	$(1)
Fixed-price swaps with sold puts:	6,120
Fixed-price swaps		3.03	—	—	—	—
Sold puts		—	2.66	—	—	—
Collars	3,670	—	—	2.88	3.28	—
Collars with sold puts:	930
Collars		—	—	2.87	3.32	—
Sold puts		—	2.30	—	—	—
2019:
Fixed-price swaps	3,650	2.91	—	—	—	—
Collars	9,000	—	—	3.00	3.47	1
Total						$—

Table of Contents	8

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Natural Gas Liquids (Propane)

		Mont Belvieu Contract Price Per Gallon
Period and Type of Instrument	Volume in MBbls	Swaps (Weighted Average)	Estimated Fair Value Asset (Liability)
			(In millions)
2018:
Fixed-price swaps	690	$0.91	$(5)
Total			$(5)

Additional Disclosures about Derivative Financial Instruments

We had derivative financial instruments recorded in our consolidated balance sheet as assets (liabilities) at their respective estimated fair value, as set forth below.

	Derivative Assets				Derivative Liabilities
	Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location		Gross Fair Value	Offset in Balance Sheet	Balance Sheet Location
			Current	Noncurrent			Current	Noncurrent
	(In millions)				(In millions)
September 30, 2018
Oil positions	$30	$(30)	$—	$—	$(270)	$30	$(216)	$(24)
Natural gas positions	3	(3)	—	—	(3)	3	—	—
NGL positions	—	—	—	—	(5)	—	(5)	—
Total	$33	$(33)	$—	$—	$(278)	$33	$(221)	$(24)

December 31, 2017
Oil positions	$48	$(48)	$—	$—	$(170)	$48	$(96)	$(26)
Natural gas positions	22	(6)	15	1	(6)	6	—	—
NGL positions	—	—	—	—	(2)	—	(2)	—
Total	$70	$(54)	$15	$1	$(178)	$54	$(98)	$(26)

The amount of gain (loss) recognized in "Commodity derivative income (expense)" in our consolidated statement of operations and comprehensive income related to our derivative financial instruments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(75)	$13	$(183)	$58
Realized gain (loss) on natural gas positions	2	(2)	12	(12)
Realized gain (loss) on NGL positions	(4)	—	(5)	—
Total realized gain (loss)	(77)	11	(176)	46
Unrealized gain (loss) on oil positions	23	(38)	(118)	(41)
Unrealized gain (loss) on natural gas positions	(2)	4	(16)	53
Unrealized gain (loss) on NGL positions	(1)	—	(3)	—
Total unrealized gain (loss)	20	(34)	(137)	12
Total	$(57)	$(23)	$(313)	$58

Table of Contents	9

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty, and we have netting arrangements with all of our counterparties that provide for offsetting payables against receivables by counterparty. At September 30, 2018, 10 of our 16 counterparties accounted for approximately 81% of our contracted volumes, with the largest counterparty accounting for approximately 11%.

At September 30, 2018, approximately 77% of our volumes subject to derivative instruments are with lenders under our credit facility. Our credit facility, senior notes and substantially all of our derivative instruments contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recurring Fair Value Measurements

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted Prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
As of September 30, 2018:
Money market fund investments	$186	$—	$—	$186
Deferred compensation plan assets	8	—	—	8
Equity securities available-for-sale	13	—	—	13
Oil, gas and NGL derivative contracts	—	(245)	—	(245)
Stock-based compensation liability awards	(6)	—	—	(6)
Total	$201	$(245)	$—	$(44)

As of December 31, 2017:
Money market fund investments	$162	$—	$—	$162
Deferred compensation plan assets	7	—	—	7
Equity securities available-for-sale	12	—	—	12
Oil, gas and NGL derivative contracts	—	(108)	—	(108)
Stock-based compensation liability awards	(7)	—	—	(7)
Total	$174	$(108)	$—	$66

Level 3 Fair Value Measurements

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the indicated periods.

Derivatives
(In millions)
Balance at January 1, 2017	$(75)
Unrealized gains (losses) included in earnings	(17)
Purchases, issuances, sales and settlements:
Settlements	30
Transfers into Level 3	—
Transfers out of Level 3	62
Balance at September 30, 2017	$—
Change in unrealized gains or losses included in earnings relating to Level 3 instruments still held at September 30, 2017	$—

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair Value of Debt

The estimated fair value of our notes, based on quoted prices in active markets (Level 1) as of the indicated dates, was as follows:

	September 30, 2018	December 31, 2017
	(In millions)
5¾% Senior Notes due 2022	$787	$802
5⅝% Senior Notes due 2024	1,051	1,089
5⅜% Senior Notes due 2026	726	739

6.      Oil and Gas Properties

     Oil and gas properties consisted of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Proved	$24,340	$23,272
Unproved	1,264	1,200
Gross oil and gas properties	25,604	24,472
Accumulated depreciation, depletion and amortization	(10,461)	(10,032)
Accumulated impairment	(10,509)	(10,509)
Net oil and gas properties	$4,634	$3,931

We capitalized approximately $30 million and $33 million of interest and direct internal costs during the three months ended September 30, 2018 and 2017, respectively, and $86 million and $97 million during the nine months ended September 30, 2018 and 2017, respectively.

Costs withheld from amortization as of September 30, 2018 consisted of the following:

	Costs Incurred In
	2018	2017	2016	2015 & Prior	Total
	(In millions)
Acquisition costs	$29	$107	$483	$300	$919
Exploration costs	—	—	—	—	—
Capitalized internal cost	13	38	49	46	146
Capitalized interest	45	61	51	42	199
Total costs withheld from amortization	$87	$206	$583	$388	$1,264

We performed our test for ceiling test impairment in accordance with SEC guidelines and no ceiling test impairment was required at September 30, 2018. Future declines in SEC pricing or downward revisions to our estimated proved reserves could result in additional ceiling test impairments of our oil and gas properties in subsequent periods.

Table of Contents	12

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.      Other Property and Equipment

     Other property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Furniture, fixtures and equipment	$172	$165
Gathering systems and equipment	118	115
Accumulated depreciation and amortization	(118)	(112)
Net other property and equipment	$172	$168

8.      Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (Tax Reform), which made significant changes to the U.S. federal income tax laws affecting the Company. Major changes in this legislation applicable to the Company relate to the reduction in tax rate for corporations to 21%, the repeal of the corporate alternative minimum tax, interest deductibility and net operating loss carryforward limitations, changes to certain executive compensation and full expensing provisions related to business assets. The Company included tax reform impacts in the fourth quarter 2017 financial statements and continues to examine the impact of this legislation and future regulations. The third quarter 2018 tax accrual calculated under the estimated annual effective tax rate method reflects the law changes that were effective January 1, 2018, including the new corporate tax rate of 21%.

Our effective tax rate differs from the U.S. statutory rate primarily due to domestic and international deferred tax asset valuation allowances and state income taxes as discussed below. The table below represents a reconciliation of the U.S. statutory income tax rate to our effective income tax rate.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
U.S. statutory income tax rate	21%	35%	21%	35%
State and local income taxes, net of federal effect	5.1	9.5	6.5	5.7
Valuation allowance, domestic	(22.0)	(73.6)	(21.4)	(44.1)
Valuation allowance, international	(1.1)	(3.8)	(1.2)	(0.4)
Foreign tax on foreign earnings	0.8	0.2	2.5	2.2
Provision to return - Oklahoma	(7.2)	—	(3.5)	—
Other	1.0	3.4	0.9	0.6
Effective income tax rate	(2.4)%	(29.3)%	4.8%	(1.0)%

Due to the ceiling test impairments of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in most taxing jurisdictions. We have recorded a full valuation allowance against these deferred tax assets.

The effective tax rates for the three months ended September 30, 2018 and 2017 were (2.4)% and (29.3)%, respectively. Our effective tax rate for the three months ended September 30, 2018 was primarily impacted by a $16 million deferred tax benefit related to an Oklahoma provision to return adjustment. Our effective tax rate for the three months ended 2017 was primarily impacted by a $17 million deferred tax benefit related to the carryback of net operating losses.

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 4.8% and (1.0)%, respectively. Our effective tax rate for the nine months ended September 30, 2018 was primarily impacted by a $16 million deferred tax benefit related to an Oklahoma provision to return adjustment. Our effective tax rate for the nine months ended 2017 was primarily impacted by a $17 million deferred tax benefit related to the carryback of net operating losses.

Table of Contents	13

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2018, we did not have a liability for uncertain tax positions, and as such, we did not accrue related interest or penalties. The tax years 2015 through 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

9.    Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Revenue payable	$334	$239
Accrued capital costs	188	173
Accrued lease operating expenses	34	22
Employee incentive expense	31	44
Accrued interest on debt	33	67
Income and other taxes payable	26	11
Other	54	35
Total accrued liabilities	$700	$591

10.      Debt

Our debt consisted of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Senior unsecured debt:
5¾% Senior Notes due 2022	$750	$750
5⅝% Senior Notes due 2024	1,000	1,000
5⅜% Senior Notes due 2026	700	700
Total senior unsecured debt	2,450	2,450
Debt issuance costs	(14)	(16)
Total long-term debt	$2,436	$2,434
Credit Arrangements

As of September 30, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. On March 23, 2018, we amended our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 25, 2020 to May 1, 2023 and increased the borrowing capacity from $1.8 billion to $2.0 billion. We incurred $8 million of deferred financing costs related to this amendment, which will be amortized over the term of the agreement. As of September 30, 2018, the largest individual loan commitment by any lender was approximately 9% of total commitments.

Subject to compliance with certain restrictive covenants in our credit facility, our available borrowing capacity (before any amounts drawn) under our money market lines of credit with various institutions, the availability of which is at the discretion of those financial institutions, was $125 million at September 30, 2018.

Loans under the credit facility bear interest, at our option, equal to (a) the Alternate Base Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (100 basis points per annum at September 30, 2018) or (b) the Adjusted Eurodollar Rate (as defined in the Credit Agreement), plus a margin that is based on a grid of our debt rating (200 basis points per annum at September 30, 2018).

Table of Contents	14

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Under our credit facility, we pay commitment fees on available but undrawn amounts based on a grid of our debt rating (37.5 basis points per annum at September 30, 2018). We incurred aggregate commitment fees under our credit facility of approximately $2 million and $6 million for the three and nine-month periods ended September 30, 2018, respectively, which were recorded in “Interest expense” on our consolidated statement of operations and comprehensive income. For the three and nine-month periods ended September 30, 2017, we incurred commitment fees under our credit facility of approximately $2 million and $5 million, respectively.

Our credit facility has restrictive financial covenants that include the maintenance of a ratio of total debt to book capitalization not to exceed 0.6 to 1.0 and the maintenance of a ratio of earnings before gain or loss on the disposition of assets, interest expense, income taxes and certain non-cash items (such as depreciation, depletion and amortization expense, unrealized gains and losses on commodity derivatives and ceiling test impairments) to interest expense of at least 2.5 to 1.0. At September 30, 2018, we were in compliance with all of our debt covenants.

Letters of credit are subject to a fronting fee of 20 basis points per annum and annual fees based on a grid of our debt rating (200 basis points at September 30, 2018).

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

On October 19, 2017, we received notice of a request for arbitration from Sapura Energy Berhad, formerly known as SapuraKencana Petroleum Berhad, and Sapura Exploration and Production Inc., formerly known as SapuraKencana Energy Inc. (collectively, Sapura), the purchaser of our Malaysian business in February 2014. Sapura alleges that the Company owes approximately $81 million in damages for breach of contract, and further alleges, in the alternative, that Newfield owes approximately $30 million for a tax indemnity, plus interest and legal and other costs. We filed our response to the request for arbitration in December 2017 and have filed our statement of defense and cross-claim and other filings in the first half of 2018. We continue to be committed to fully contesting the claims and intend to vigorously defend the Company's interest.

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

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.      Earnings Per Share

The following is the calculation of basic and diluted weighted-average shares outstanding and earnings per share (EPS) for the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$224	$87	$429	$332

Weighted-average shares (denominator):
Weighted-average shares — basic	200	199	200	199
Dilution effect of stock options and unvested restricted stock and restricted stock units outstanding at end of period	1	1	1	1
Weighted-average shares — diluted	201	200	201	200
Excluded due to anti-dilutive effect	—	2	—	2

Earnings (loss) per share:
Basic	$1.12	$0.44	$2.15	$1.67
Diluted	$1.11	$0.44	$2.14	$1.66

13.      Stock-Based Compensation

Our stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Equity awards	$14	$13	$41	$42
Liability awards — cash-settled restricted stock units	—	1	4	3
Total stock-based compensation	14	14	45	45
Capitalized in oil and gas properties	(2)	(4)	(6)	(14)
Net stock-based compensation expense	$12	$10	$39	$31

As of September 30, 2018, we had approximately $54 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation awards that vest within four years. On September 30, 2018, the last reported sales price of our common stock on the New York Stock Exchange was $28.83 per share.

During the first quarter of 2017, we changed our qualified retirement requirements for existing market-based restricted stock units and all subsequently issued equity and liability awards. An employee becomes eligible for qualified retirement based on a combination of years of service and age. Under the revised requirements, qualified retirement allows an employee to continue vesting between 50% and 100% of awards with no additional service requirement beyond a six-month notification period. This change resulted in the accelerated recognition of stock-based compensation expense for unvested market-based restricted stock units previously issued.
Equity Awards

Equity awards consist of service-based and market-based restricted stock and restricted stock units, stock options and stock purchase options under the Employee Stock Purchase Plan (ESPP). In May 2017, Newfield adopted the 2017 Omnibus Incentive Plan, as amended (2017 Plan), which replaced the 2011 Omnibus Stock Plan as the vehicle for granting equity-based compensation awards. At September 30, 2018, we had approximately (1) 7.4 million shares available for issuance under our

Table of Contents	16

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2017 Plan if all future awards are stock options, or (2) 4.5 million shares available for issuance under our 2017 Plan if all future awards are restricted stock or restricted stock units.

Restricted Stock and Restricted Stock Units. The following table summarizes the activity for our restricted stock and restricted stock units.

	Service-Based Shares	Weighted- Average Grant Date Fair Value per Share	Market-Based Shares		Weighted- Average Grant Date Fair Value per Share	Total Shares
	(In thousands, except per share data)
Non-vested shares outstanding at January 1, 2018	2,033	$32.41	741		$38.12	2,774
Granted	1,200	26.34	464	(1)	30.89	1,664
Forfeited	(104)	32.05	(31)		35.85	(135)
Vested	(881)	32.31	—		—	(881)
Non-vested shares outstanding at September 30, 2018	2,248	$29.22	1,174		$35.32	3,422

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

On July 1, 2018, options to purchase approximately 75,000 shares of our common stock were granted under our ESPP. The fair value of each option was $8.35 per share as determined using the Black-Scholes option valuation method assuming no dividends, a risk-free interest rate of 2.11%, an expected life of six months and weighted-average volatility of 42.7%.

Stock Options. As of September 30, 2018, we had no stock options outstanding and exercisable. All outstanding stock options expired in January 2018. No stock options have been granted since 2008, except for ESPP options as discussed above.

Liability Awards

Liability awards consist of service-based awards that are settled in cash instead of shares, as discussed below.

Cash-Settled Restricted Stock Units. The value of the cash-settled restricted stock units, and the associated stock-based compensation expense, is based on the Company's stock price at the end of each period. As of September 30, 2018, we had a liability of $6 million related to these awards. The following table provides information about cash-settled restricted stock unit activity.

Cash-Settled Restricted Stock Units
(In thousands)
Non-vested units outstanding at January 1, 2018	351
Granted	186
Forfeited	(21)
Vested	(217)
Non-vested units outstanding at September 30, 2018	299

Table of Contents	17

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Segment Information

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

The following tables provide the geographic operating segment information for the three and nine-month periods ended September 30, 2018 and 2017. Income tax allocations have been determined based on statutory rates in the applicable geographic segment. Our income tax allocation for our China operations is based on the combined statutory rates for China and the United States.

	Domestic	China	Total
	(In millions)
Three Months Ended September 30, 2018:
Revenues
Oil	$452	$18	$470
Gas	99	—	99
NGL	140	—	140
Oil, gas and NGL revenues	691	18	709

Lease operating	60	6	66
Transportation and processing	92	—	92
Production and other taxes	38	1	39
Depreciation, depletion and amortization	160	3	163
Results of operations for oil and gas producing activities before tax	341	8	349

Other revenues	2	—	2
General and administrative	53	1	54
Other expense (income)	2	—	2
Allocated income tax (benefit)(1)	73	2
Net income (loss) from oil and gas properties	$215	$5

Total revenues			$711
Total operating expenses			416
Income (loss) from operations			295
Interest expense, net of interest income, capitalized interest and other			(20)
Commodity derivative income (expense)			(57)
Income (loss) from operations before income taxes			$218
Total assets	$5,603	$73	$5,676
Additions to long-lived assets	$375	$—	$375

_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 25.5% for domestic and 46% for China.

Table of Contents	18

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Three Months Ended September 30, 2017:
Revenues:
Oil	$265	$11	$276
Gas	78	—	78
NGL	85	—	85
Oil, gas and NGL revenues	428	11	439

Lease operating	49	4	53
Transportation and processing	80	—	80
Production and other taxes	16	—	16
Depreciation, depletion and amortization	120	4	124
Results of operations for oil and gas producing activities before tax	163	3	166

Other revenues	—	—	—
General and administrative	51	2	53
Other expense (income)	1	—	1
Allocated income tax (benefit)(1)	42	—
Net income (loss) from oil and gas properties	$69	$1

Total revenues			$439
Total operating expenses			327
Income (loss) from operations			112
Interest expense, net of interest income, capitalized interest and other			(21)
Commodity derivative income (expense)			(23)
Income (loss) from operations before income taxes			$68
Total assets	$4,658	$86	$4,744
Additions to long-lived assets	$332	$—	$332

_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 37% for domestic and 60% for China.

Table of Contents	19

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Nine Months Ended September 30, 2018:
Revenues
Oil	$1,249	$93	$1,342
Gas	282	—	282
NGL	341	—	341
Oil, gas and NGL revenues	1,872	93	1,965

Lease operating	174	23	197
Transportation and processing	253	—	253
Production and other taxes	88	2	90
Depreciation, depletion and amortization	429	18	447
Results of operations for oil and gas producing activities before tax	928	50	978

Other revenues	5	—	5
General and administrative	155	4	159
Other expense (income)	(3)	—	(3)
Allocated income tax (benefit)(1)	199	21
Net income (loss) from oil and gas properties	$582	$25

Total revenues			$1,970
Total operating expenses			1,143
Income (loss) from operations			827
Interest expense, net of interest income, capitalized interest and other			(64)
Commodity derivative income (expense)			(313)
Income (loss) from operations before income taxes			$450
Total assets	$5,603	$73	$5,676
Additions to long-lived assets	$1,164	$—	$1,164

_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 25.5% for domestic and 46% for China.

Table of Contents	20

NEWFIELD EXPLORATION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Domestic	China	Total
	(In millions)
Nine Months Ended September 30, 2017:
Revenues:
Oil	$712	$86	$798
Gas	247	—	247
NGL	212	—	212
Oil, gas and NGL revenues	1,171	86	1,257

Lease operating	142	25	167
Transportation and processing	223	—	223
Production and other taxes	43	—	43
Depreciation, depletion and amortization	316	24	340
Results of operations for oil and gas producing activities before tax	447	37	484

Other revenues	1	—	1
General and administrative	146	5	151
Other expense (income)	2	—	2
Allocated income tax (benefit)(1)	111	19
Net income (loss) from oil and gas properties	$189	$13

Total revenues			$1,258
Total operating expenses			926
Income (loss) from operations			332
Interest expense, net of interest income, capitalized interest and other			(61)
Commodity derivative income (expense)			58
Income (loss) from operations before income taxes			$329
Total assets	$4,658	$86	$4,744
Additions to long-lived assets	$853	$—	$853
_________________

(1)	Allocated income tax based on estimated combined federal and state statutory tax rates in effect during the period, comprised of 37% for domestic and 60% for China.

15.    Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or payments for the indicated periods.

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Non-cash investing and financing activities excluded from the statement of cash flows:
(Increase) decrease in accrued capital expenditures	$(15)	$(86)
(Increase) decrease in asset retirement costs	(1)	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table of Contents	21

Overview

Significant third quarter 2018 highlights include:

•	Domestic production was 18.3 MMBOE in the third quarter of 2018, up 27% over the same period of 2017;

•	Anadarko Basin production was 13.2 MMBOE in the third quarter of 2018, up 37% over the same period of 2017;

•	Anadarko Basin net liquids production averaged 87 MBBL/D in the third quarter of 2018, up 27% over the same period of 2017;

•	Year-to-date Anadarko Basin net oil production averages approximately 42 MBOPD, up 31% versus the same period of 2017; and

•	Optimized NGL realizations during the quarter with approximately two-thirds of the record 48 MBBL/D net NGL production subject to Mont Belvieu pricing.

Results of Operations

Consolidated Revenues and Production. Consolidated oil, gas and NGL revenues for the third quarter of 2018 increased $270 million compared to the same period in 2017, mainly driven by stronger oil prices coupled with a 27% increase in total domestic production. Our revenues continue to benefit from the recovery in oil prices as represented by a $22.22 per barrel period over period increase to the average price we realized for our domestic oil production. The combination of increased domestic oil production and higher realized oil prices contributed $187 million to the overall increase in consolidated revenues period over period. The remaining change is primarily attributable to higher natural gas and NGL production, partially offset by lower realized natural gas prices. China revenues for the three months ended September 30, 2018 increased $7 million compared to the same period in 2017, primarily driven by a $23.75 per barrel oil price increase.

Consolidated oil, gas and NGL revenues for the nine months ended September 30, 2018 increased $708 million compared to the same period in 2017, mainly driven by stronger domestic oil prices coupled with a 24% increase in domestic oil production. The combination of increased domestic oil production and higher realized oil prices contributed $537 million to the overall increase in consolidated revenues period over period. The remaining change is primarily attributable to higher natural gas and NGL production, partially offset by lower realized natural gas prices.

Table of Contents	22

The following table reflects our production/liftings and average realized commodity prices (excluding the impact of commodity derivative gains and losses):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	Price Variance	Volume Variance	2018	2017	Price Variance	Volume Variance	2018
Domestic:
Crude oil and condensate
Price (per Bbl)	$43.79	$22.22		$66.01	$44.06	$18.43		$62.49
Production (MBbls)	6,028		811	6,839	16,148		3,838	19,986
Crude oil and condensate revenues	$265	$152	$35	$452	$712	$368	$169	$1,249
Natural gas
Price (per Mcf)	$2.58	$(0.24)		$2.34	$2.75	$(0.34)		$2.41
Production (Bcf)	30.6		11.9	42.5	90.0		27.0	117.0
Natural gas revenues	$78	$(10)	$31	$99	$247	$(39)	$74	$282
Natural gas liquids
Price (per Bbl)	$25.72	$6.01		$31.73	$25.75	$3.97		$29.72
Production (MBbls)	3,279		1,131	4,410	8,224		3,237	11,461
Natural gas liquids revenues	$85	$26	$29	$140	$212	$46	$83	$341
Total Domestic
Price (per BOE)	$29.64	$8.04		$37.68	$29.73	$7.01		$36.74
Production (MBOE)	14,419		3,913	18,332	39,379		11,564	50,943
Total domestic oil, gas and NGL revenues	$428	$168	$95	$691	$1,171	$375	$326	$1,872

China:(1)
Crude oil and condensate
Price (per Bbl)	$48.22	$23.75		$71.97	$50.47	$21.32		$71.79
Production/liftings (MBbls)	239		22	261	1,712		(408)	1,304
China oil and condensate revenues	$11	$6	$1	$18	$86	$28	$(21)	$93

Consolidated:
Crude oil and condensate
Price (per Bbl)	$43.96	$22.26		$66.22	$44.68	$18.38		$63.06
Production/liftings (MBbls)	6,267		833	7,100	17,860		3,430	21,290
Crude oil and condensate revenues	$276	$158	$36	$470	$798	$396	$148	$1,342
Natural gas
Price (per Mcf)	$2.58	$(0.24)		$2.34	$2.75	$(0.34)		$2.41
Production (Bcf)	30.6		11.9	42.5	90.0		27.0	117.0
Natural gas revenues	$78	$(10)	$31	$99	$247	$(39)	$74	$282
Natural gas liquids
Price (per Bbl)	$25.72	$6.01		$31.73	$25.75	$3.97		$29.72
Production (MBbls)	3,279		1,131	4,410	8,224		3,237	11,461
Natural gas liquids revenues	$85	$26	$29	$140	$212	$46	$83	$341
Total consolidated
Price (per BOE)	$29.94	$8.22		$38.16	$30.60	$7.02		$37.62
Production/liftings (MBOE)	14,658		3,935	18,593	41,091		11,156	52,247
Total consolidated oil, gas and NGL revenues	$439	$174	$96	$709	$1,257	$403	$305	$1,965
________________

(1)	Represents our net share of volumes sold regardless of when produced.

Table of Contents	23

Operating Expenses.

The following table presents information about our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2018		2017		2018
	Total Amount	Unit-of-Production	Total Amount	Unit-of-Production	Total Amount	Unit-of-Production	Total Amount	Unit-of-Production
	(In millions)	(Per BOE)	(In millions)	(Per BOE)	(In millions)	(Per BOE)	(In millions)	(Per BOE)
Domestic:
Lease operating	$49	$3.35	$60	$3.29	$142	$3.59	$174	$3.42
Transportation and processing	80	5.55	92	5.03	223	5.67	253	4.96
Production and other taxes	16	1.12	38	2.08	43	1.09	88	1.72
Depreciation, depletion and amortization	120	8.33	160	8.67	316	8.02	429	8.41
General and administrative	51	3.63	53	2.88	146	3.73	155	3.05
Other expenses (income)	1	0.05	2	0.12	2	0.05	(3)	(0.06)
Total operating expenses	$317	$22.03	$405	$22.07	$872	$22.15	$1,096	$21.50
China:
Lease operating	$4	$19.35	$6	$20.90	$25	$14.89	$23	$17.34
Production and other taxes	—	—	1	1.71	—	—	2	1.25
Depreciation, depletion and amortization	4	14.36	3	14.23	24	13.91	18	14.16
General and administrative	2	6.11	1	4.75	5	2.66	4	2.96
Other expenses (income)	—	—	—	—	—	—	—	0.43
Total operating expenses	$10	$39.82	$11	$41.59	$54	$31.46	$47	$36.14
Consolidated:
Lease operating	$53	$3.60	$66	$3.54	$167	$4.05	$197	$3.77
Transportation and processing	80	5.46	92	4.96	223	5.44	253	4.84
Production and other taxes	16	1.11	39	2.08	43	1.05	90	1.71
Depreciation, depletion and amortization	124	8.43	163	8.75	340	8.27	447	8.56
General and administrative	53	3.67	54	2.90	151	3.68	159	3.04
Other expenses (income)	1	0.05	2	0.12	2	0.05	(3)	(0.05)
Total operating expenses	$327	$22.32	$416	$22.35	$926	$22.54	$1,143	$21.87

Our consolidated operating expenses have increased 27% and 23% for the comparative three and nine-month periods ending September 30, 2018, respectively. The increase in operating expenses is primarily driven by increased production in our domestic operations, which drove incremental DD&A and transportation and processing expenses, while the impact of higher revenues also increased production taxes in 2018. On a per unit basis, consolidated operating expenses were flat over the comparative three-month period and decreased 3% over the comparative nine-month period.

•
On a per BOE basis, domestic LOE decreased 1% and 5% over the three-month and nine-month comparative periods, respectively, primarily due to an increased concentration of total production in STACK where unit operating costs are lower. Total domestic LOE has increased 25% and 23%, respectively, over the comparative three and nine-month periods, respectively, due to increased production.

•
China LOE per BOE has increased 9% and 18%, respectively, over the comparative three and nine-month periods, primarily due to significantly higher production handling fees per BOE, which increase as oil prices increase. Total

Table of Contents	24

China LOE decreased 10% over the comparative nine-month period due to the sale of our interest in the Bohai Bay field in May 2017.

•
Transportation and processing expense per BOE decreased over the comparative three and nine-month periods primarily due to lower oil deficiency fees of $6 million and $18 million, respectively. Total transportation and processing expense increased over the comparative three and nine-month periods primarily due to a 27% and 29% increase in domestic production, respectively.

•
Production taxes have increased significantly over the comparative three and nine-month periods primarily due to increased revenues of 62% and 57%, respectively, as a result of increased production and higher prices for oil and NGLs. In addition, Oklahoma legislation has increased production tax rates in 2018, leading to increased production tax expense and higher domestic production tax rates period over period.

•
Our domestic DD&A increased significantly for the three and nine-month periods ended September 30, 2018 compared to the same periods in 2017 due to a 27% and 29% increase in production, respectively. Our DD&A rate was lower in 2017 due to the impact of the 2016 ceiling test write-downs which significantly lowered the amounts subject to depletion. As expected, our 2018 rate increased, a trend we expect to continue as we increase the amount subject to depletion through future drilling and development expenditures.

•
Domestic G&A increased 5% for the nine-month period ended September 30, 2018 compared to the same period in 2017 primarily due to lower capitalized internal costs in 2018. Capitalized internal costs decreased $10 million in the first nine months of 2018 as compared to the same period in 2017 due to reduced employee-related expenses that can be capitalized.

•	Other income for the nine-month period of 2018 was impacted by a legal settlement received during the year.

Interest Expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Gross interest expense:
Credit arrangements	$3	$2	$8	$7
Senior notes	35	35	105	105
Total gross interest expense	38	37	113	112
Capitalized interest	(15)	(15)	(45)	(46)
Net interest expense	$23	$22	$68	$66

Gross interest expense was relatively flat period over period for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017.

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

Three months ended September 30, 2018

The $57 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $77 million realized loss and a $20 million unrealized gain. The unrealized gain is attributable to the settlement of our derivative positions during the three months ended September 30, 2018, and is partially offset by the increase in forward curve oil prices as of September 30, 2018 compared to the forward curve oil prices as of June 30, 2018. The components of the change in the fair value of our net derivative asset (liability) follow:

	Crude Oil	Natural Gas	Natural Gas Liquids (Propane)	Total
	(In millions)
Net derivative asset (liability) at June 30, 2018	$(263)	$2	$(4)	$(265)
Realized settlement payments (receipts)	75	(2)	4	77
Change in fair value of settled positions	15	1	(1)	15
Change in fair value of outstanding positions	(67)	(1)	(4)	(72)
Total unrealized gain (loss)	23	(2)	(1)	20
Net derivative asset (liability) at September 30, 2018	$(240)	$—	$(5)	$(245)

Nine months ended September 30, 2018

The $313 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $176 million realized loss and a $137 million unrealized loss. The unrealized loss is primarily attributable to the increase in forward curve oil prices as of September 30, 2018 compared to the forward curve oil prices as of December 31, 2017. The components of the change in the fair value of our net derivative asset (liability) follow:

	Crude Oil	Natural Gas	Natural Gas Liquids (Propane)	Total
	(In millions)
Net derivative asset (liability) at December 31, 2017	$(122)	$16	$(2)	$(108)
Realized settlement payments (receipts)	183	(12)	5	176
Change in fair value of settled positions	(106)	(1)	(3)	(110)
Change in fair value of outstanding positions	(195)	(3)	(5)	(203)
Total unrealized gain (loss)	(118)	(16)	(3)	(137)
Net derivative asset (liability) at September 30, 2018	$(240)	$—	$(5)	$(245)

Three months ended September 30, 2017

The $23 million loss recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $11 million realized gain and a $34 million unrealized loss. The unrealized loss is primarily attributable to the increase in forward curve commodity prices as of September 30, 2017 compared to the forward curve commodity prices as of June 30, 2017. The components of the change in the fair value of our net derivative asset (liability) follow:

Table of Contents	26

	Crude Oil	Natural Gas	Natural Gas Liquids (Propane)	Total
	(In millions)
Net derivative asset (liability) at June 30, 2017	$26	$(5)	$—	$21
Realized settlement payments (receipts)	(13)	2	—	(11)
Change in fair value of settled positions	(3)	1	—	(2)
Change in fair value of outstanding positions	(22)	1	—	(21)
Total unrealized gain (loss)	(38)	4	—	(34)
Net derivative asset (liability) at September 30, 2017	$(12)	$(1)	$—	$(13)

Nine months ended September 30, 2017

The $58 million gain recognized in “Commodity derivative income (expense)” in our consolidated statement of operations and comprehensive income is comprised of a $46 million realized gain and a $12 million unrealized gain. The gains are primarily attributable to the decrease in forward curve commodity prices as of September 30, 2017 compared to the forward curve commodity prices as of December 31, 2016. The components of the change in the fair value of our net derivative asset (liability) follow:

	Crude Oil	Natural Gas	Natural Gas Liquids (Propane)	Total
	(In millions)
Net derivative asset (liability) at December 31, 2016	$29	$(54)	$—	$(25)
Realized settlement payments (receipts)	(58)	12	—	(46)
Change in fair value of settled positions	25	26	—	51
Change in fair value of outstanding positions	(8)	15	—	7
Total unrealized gain (loss)	(41)	53	—	12
Net derivative asset (liability) at September 30, 2017	$(12)	$(1)	$—	$(13)

Table of Contents	27

Taxes. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the change in valuation allowances, and state income taxes. Our future effective tax rates may also be impacted by additional ceiling test impairments or other items which generate deferred tax assets, deferred tax asset valuation allowances, and potential reversal of such valuation allowances.

Due to the ceiling test impairments of our oil and gas properties in 2015, we moved from a deferred tax liability position to a deferred tax asset position in all taxing jurisdictions, except the state of Oklahoma. Because of the commodity price levels at the time, we considered it more likely than not that the related tax benefits would not be realized and therefore, we recorded a full valuation allowance on our domestic and China deferred tax assets. We have been releasing a portion of the valuation allowance equal to the deferred tax expense, if any, generated during each reporting period. During the three months ended September 30, 2018 and 2017 we reduced the valuation allowance by $54 million and $174 million, respectively. During the nine months ended September 30, 2018 and 2017 we reduced the valuation allowance by $105 million and $268 million, respectively. Given the rebound in oil prices during 2018 and improved outlook for 2019, we believe the reversal of the remaining allowance may be warranted in future periods. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of our forecasted pre-tax earnings which we continue to asses based on available information each reporting period.

The effective tax rates for the three months ended September 30, 2018 and 2017 were (2.4)% and (29.3)%, respectively, and the effective tax rates for the nine months ended September 30, 2018 and 2017 were 4.8% and (1.0)%, respectively. The income tax benefit for the three months ended September 30, 2018 was primarily driven by a deferred tax benefit of $16 million for an Oklahoma provision to return adjustment. The income tax provision for the nine months ended September 30, 2018 was primarily driven by Oklahoma state taxes of $32 million, partially offset by a $16 million deferred income tax benefit recognized in the third quarter and the current cash tax for China of $5 million. See the components of our income tax provision (benefit) below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(In millions)
China in country tax expense (benefit)	$(1)	$5
Current income tax provision (benefit)	(1)	5
Oklahoma deferred tax	11	32
Oklahoma provision to return adjustment	(16)	(16)
Deferred income tax provision (benefit)	(5)	16
Total income tax provision (benefit)	$(6)	$21

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

We expect to finance our 2018 capital budget with cash flows from operations and cash on hand. Our 2018 capital budget, excluding estimated capitalized interest and direct internal costs of approximately $120 million, is $1.40 billion. Our annual capital investments reflect commodity prices and our estimates for cash flow. From time to time investment levels are increased or decreased based on our near-term outlook.

Actual capital expenditure levels may vary significantly due to many factors, including drilling results; oil, natural gas and NGL prices; industry conditions; the prices and availability of goods and services; and the extent to which properties are acquired or non-strategic assets are sold. We continue to screen for attractive acquisition opportunities; however, the timing and

Table of Contents	28

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

Credit Arrangements and Other Financing Activities. On March 23, 2018, we amended our Credit Agreement. This amendment extended the maturity date of the revolving credit facility from June 25, 2020 to May 1, 2023 and increased the borrowing capacity from $1.8 billion to $2.0 billion. The amendment also added an accordion feature providing the option to further increase the borrowing capacity by up to an additional $750 million. We incurred $8 million of deferred financing costs related to this amendment, which will be amortized over the term of the agreement. We also have money market lines of credit which, subject to compliance with restrictive covenants in our credit facility, have available borrowing capacity of $125 million at September 30, 2018.

At September 30, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding. We have no scheduled maturities of senior notes until 2022. For a more detailed description of the terms of our credit arrangements and senior notes, as well as a description of restrictive financial covenants, see Note 10, "Debt," to our consolidated financial statements appearing earlier in this report.

As of October 25, 2018, we had no borrowings under our money market lines of credit or revolving credit facility and had no letters of credit outstanding.

Working Capital. Our working capital balance fluctuates primarily as a result of changes in the fair value of our outstanding commodity derivative instruments, as well as the timing of receiving reimbursement of amounts paid by us for the benefit of joint venture partners. At September 30, 2018, we had negative working capital of $294 million compared to negative working capital of $72 million at December 31, 2017. The increase in negative working capital primarily relates to the $123 million increase in our net current derivative liability position and a $95 million increase in our accrued liabilities associated with revenues payable.

Cash Flows from Operations. Our primary source of capital and liquidity is cash flows provided by operations, which are primarily affected by the quantities of oil, natural gas and NGLs sold, as well as commodity prices.

Our net cash flows provided by operations were $1,097 million for the nine months ended September 30, 2018, which increased from $651 million for the same period in 2017. The primary drivers of higher operating cash flows were higher revenues as a result of higher commodity prices and production, partially offset by realized derivative losses.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2018 was $1,131 million compared to $754 million for the same period in 2017.

During the first nine months of 2018, we:

•
spent $1,119 million for capital additions to oil and gas properties and $19 million for other property and equipment, a total increase of $295 million compared to the same period of 2017. The increased capital activity is associated with our development program in the Anadarko Basin, as well as increased capital activity in Williston and Central Basin;

•	acquired additional interest in oil and gas properties of $26 million; and

•	divested $33 million of non-core acreage.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2018 was $21 million compared to net cash used in financing activities of $13 million for the same period in 2017. The increase

Table of Contents	29

in financing activities period over period is primarily the result of $8 million in costs incurred to amend our credit facility in the first quarter of 2018.

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

Oil, Natural Gas and NGL Derivatives

For a further discussion of our derivative activities, see "Oil, Natural Gas and NGL Prices" in Item 3 of this report. See the discussion and tables in Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional information regarding the accounting applicable to our oil, gas and NGL derivative contracts, a listing of open contracts and the estimated fair market value of those contracts as of September 30, 2018.

Between October 1, 2018 and October 25, 2018, we did not enter into additional derivative contracts.

Accounting for Derivative Activities. As our derivative contracts are not designated as hedges, they are accounted for on a mark-to-market basis. We have in the past experienced, and are likely in the future to experience non-cash volatility in our reported earnings during periods of commodity price volatility. As of September 30, 2018, we had a net derivative liability of $245 million, of which 69%, based on total contracted volumes, was measured based upon a modified Black-Scholes valuation model. The model considers various inputs including the following:

•forward prices for commodities;
•time value;
•volatility factors;
•counterparty credit risk; and
•current market and contractual prices for the underlying instruments.

As a result, the value of these contracts at their respective settlement dates could be significantly different than their fair value as of September 30, 2018. We use counterparty rate of default values to assess the impact of non-performance risk when evaluating both our liabilities to and receivables from counterparties. See "— Critical Accounting Policies and Estimates — Commodity Derivative Activities" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4, "Derivative Financial Instruments," and Note 5, "Fair Value Measurements," to our consolidated financial statements appearing earlier in this report for additional discussion of the accounting applicable to our oil and gas derivative contracts.

New Accounting Requirements

See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements in Item 1 of this report for a discussion of new accounting requirements.

Table of Contents	30

Forward-Looking Information

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Examples include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance. These statements, by their nature, involve estimates, projections, forecasts and uncertainties that could cause actual results or outcomes to differ substantially from those expressed in the forward-looking statements. All statements, other than statements of historical facts included in this report, are forward-looking, including information relating to anticipated future events or results, such as planned capital expenditures, the availability and sources of capital resources to fund capital expenditures, estimates of reserves, projected production timing and targets, estimates of future operating costs and other expenses and other financial measures, acquisitions and divestitures, planned exploratory or developed drilling, projected cash flows and liquidity, estimated future tax rates, business strategy and other plans and objectives for future operations. By making forward-looking statements, we are not intending to become obligated to publicly update or revise any forward-looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statement, which speaks only as of the date on which such statement was made. Forward-looking statements are typically identified by use of terms such as "may," "believe," "expect," "anticipate," "intend," "estimate," "prospective," "project," "target," "goal," "plan," "should," "will," "predict," "guidance," "potential," "forecast," "outlook," "could," "budget," "objectives," "strategy" and similar expressions that convey the uncertainty of future events or outcomes. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date of this report, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks and no assurance can be given that such expectations will prove to have been correct. Actual results may vary significantly from those anticipated due to many factors, including but not limited to, the following:

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

•	land, legal, regulatory, and ownership complexities inherent in the U.S. and Chinese oil and gas industries;

•	the impact of regulatory approvals;

Table of Contents	31

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

Table of Contents	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in oil, natural gas and NGL prices, interest rates and foreign currency exchange rates as discussed below.

Oil, Natural Gas and NGL Prices

Our decision on the quantity and price at which we choose to enter into derivative contracts is based in part on our view of current and future market conditions. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements. In addition, the use of derivative contracts may involve basis risk. All of our derivative transactions have been carried out in the over-the-counter market. The use of derivative contracts also involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2018, 10 of our 16 counterparties accounted for approximately 81% of our contracted volumes with the largest counterparty accounting for approximately 11%.

As of September 30, 2018, 4,830 MBbls of our expected 2018 and 10,931 MBbls of our expected 2019 crude oil production were protected against price volatility using collars and fixed-price swaps, over 80% of which have associated sold puts. The sold puts limit our downward price protection below the weighted average of our sold puts of $40.82 per barrel. If the market price remains below $40.82 per barrel, we receive the market price for our associated production plus the difference between our sold puts and the associated floors or fixed-price swaps, which averages $9.89 per barrel.

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

Interest Rates

We consider our interest rate exposure to be minimal as 100% of our outstanding debt was at fixed rates at September 30, 2018. A 10% increase in LIBOR would not impact our interest costs on debt outstanding at September 30, 2018, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our revolving credit facility and money market lines of credit.

Foreign Currency Exchange Rates

The functional currency for our China operations is the U.S. dollar. To the extent that business transactions in a foreign country are not denominated in the U.S. dollar, we are exposed to foreign currency exchange risk. We consider our current risk exposure to exchange rate movements, based on net cash flows, to be immaterial. We did not have any open derivative contracts related to foreign currencies at September 30, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Table of Contents	33

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2017, we received notice of a request for arbitration from Sapura Energy Berhad, formerly known as SapuraKencana Petroleum Berhad, and Sapura Exploration and Production Inc., formerly known as SapuraKencana Energy Inc. (collectively, Sapura), the purchaser of our Malaysian business in February 2014. Sapura alleges that the Company owes approximately $81 million in damages for breach of contract, and further alleges, in the alternative, that Newfield owes approximately $30 million for a tax indemnity, plus interest and legal and other costs. We filed our response to the request for arbitration in December 2017 and have filed our statement of defense and cross-claim and other filings in the first half of 2018. We continue to be committed to fully contesting the claims and intend to vigorously defend the Company's interest.

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

Table of Contents	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1 — July 31, 2018	2,397	$30.40	—	—
August 1 — August 31, 2018	268,311	25.98	—	—
September 1 — September 30, 2018	5,490	27.21	—	—
Total	276,198	$26.04	—	—
_______

(1)
All of the shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards and restricted stock units. These repurchases were not part of a publicly announced program to repurchase shares of our common stock.

Table of Contents	35

Item 6. Exhibits

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Newfield Exploration Company dated July 22, 2015 (incorporated by reference to Exhibit 3.1 to Newfield’s Current Report on Form 8-K filed with the SEC on July 27, 2015 (File No. 1-12534))

3.2
Amended and Restated Bylaws of Newfield Exploration Company, as amended effective July 26, 2018 (incorporated by reference to Exhibit 3.2 to Newfield's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 1-12534))

*31.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of Newfield Exploration Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document
___________________

*	Filed or furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

Table of Contents	36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWFIELD EXPLORATION COMPANY

Date: October 31, 2018	By:	/s/ LAWRENCE S. MASSARO
Lawrence S. Massaro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Table of Contents	37